Form 10-K
period 2010-06-30
TeleNav, Inc.
filed 2010-09-24
CIK 1474439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-34720

TELENAV, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0521800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1130 Kifer Road

Sunnyvale, California 94086

(Address of principal executive offices) (Zip Code)

(408) 245-3800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 Par Value per Share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

As of December 31, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on any exchange or over-the-counter market. The registrant’s common stock began trading on the NASDAQ Global Market on May 13, 2010. The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $141 million (based on a closing sale price of $8.39 per share as reported for the NASDAQ Global Market on June 30, 2010). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of August 31, 2010 was 42,155,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

TeleNav, Inc.

Fiscal Year 2010

Form 10-K

Annual Report

i

Special Note Regarding Forward-looking Statements and Industry Data

This Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk factors,” “Management’s discussion and analysis of financial condition and results of operations,” and “Business.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk factors” and elsewhere in this Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-K.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect.

Corporate information

Our predecessor company, TeleNav, Inc., incorporated in the State of Delaware in 1999 and we incorporated in the State of Delaware in 2009 as TNAV Holdings, Inc. Pursuant to stockholder approvals received in December 2009, our predecessor company merged with and into us on April 15, 2010. As the entity surviving the merger, upon completion of the merger, we changed our name to TeleNav, Inc. Our executive offices are located at 1130 Kifer Road, Sunnyvale, California 94086, and our telephone number is (408) 245-3800. Our website address is www.telenav.com. The information on, or that can be accessed through, our website is not part of this Form10-K.

In this Form 10-K, “we,” “us” and “our” refer to TeleNav, Inc. and its subsidiaries.

The names “TeleNav®,” “TeleNav GPS Navigator™,” “GPS Navigator™,” “TeleNav Track™,” “TeleNav Vehicle Tracker™,” “TeleNav Asset Tracker™,” “TeleNav Shotgun™,” “TeleNav Vehicle Manager™,” “ONMYWAY®,” “OMW™,” “Sipity™,” “Always Find Your Way™,” “Whereboutz®” and “TeleNav LocalAdvantage™” and our logo are our trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are a leading provider of location based services, or LBS, including voice guided navigation, on mobile phones. Our LBS solutions provide consumers and enterprises with convenient and easy to use location specific, real time and personalized features and functions. By using an integral tool of their daily lives, their mobile phone, our end users can access our LBS almost anytime and anywhere to efficiently navigate to their destinations and easily obtain relevant local information. Through our hosted service delivery model, we provide our solutions through the networks of leading wireless carriers in the United States, including Sprint Nextel Corporation, or Sprint, and AT&T Inc., or AT&T, as well as through certain carriers in other countries. Our flexible and proprietary LBS platform enables us to efficiently provide our LBS to millions of end users, across more than 500 types of mobile phones, all major mobile phone operating systems and a broad range of wireless network protocols. In the three months ended June 30, 2010, we had a monthly average of 16.1 million paying end users, who represented less than seven percent of our U.S. wireless carrier partners’ total subscribers.

Our core LBS solution is GPS Navigator, our industry leading voice guided, real time, turn by turn mobile navigation service, which offers many innovative features such as real time traffic alerts, route planning and updated points of interest, or POIs. We leverage our LBS platform to provide easy to implement and cost effective Mobile Resource Management, or MRM, solutions for enterprises. We are also using our LBS platform to develop new offerings such as a feature rich, in-dash navigation solution for automotive consumers. Additionally, we are broadening the scope of our LBS platform by developing solutions that support a broad range of location enhanced applications such as location based mobile advertising, commerce and social networking.

We receive revenue from our wireless carrier partners in three ways: (1) a monthly subscription fee per end user, (2) commencing in fiscal 2011, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Our wireless carrier partners may offer our services on a stand alone basis or bundled with other voice and data services. In the future, we may have other revenue models, including fees for certain automotive navigation applications or advertising supported arrangements. Our flexible LBS platform and hosted delivery model enable our wireless carrier partners to leverage our infrastructure, expertise and resources to deploy customized LBS offerings, which allow them to attract and retain subscribers and increase data revenue. Due to our established and deep relationships with our wireless carrier and mobile phone manufacturer partners, our client software is generally preloaded on new mobile phones prior to commercial launch, making it easy for end users to discover and activate our LBS.

In September 2010, we entered into an amendment to our agreement with our largest customer, Sprint, which changed the way in which we receive revenue from the majority of the services we provide to Sprint’s subscribers. In connection with this amendment, we also entered into an amendment to our agreement with one of our providers of map and POI data to align the manner in which we pay for that data with our Sprint bundled service model. The Sprint amendment represents a material change to our relationship with Sprint that we anticipate will negatively affect our revenue from Sprint in the short term, although we believe certain of the changes to our relationship will provide us with additional revenue opportunities over time.

Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal year ended June 30, 2008, 2009 and 2010 as fiscal 2008, fiscal 2009 and fiscal 2010, respectively. Our total revenue grew from $48.1 million in fiscal 2008 to $110.9 million in fiscal 2009 and to $171.2 million in fiscal 2010. Our net income also increased from $4.6 million in fiscal 2008 to $29.6 million in fiscal 2009 and to $41.4 million in fiscal 2010.

Industry background

The mobile phone is the most widely used portable communication device in the world and continues to play an increasingly prominent role in consumers’ and business professionals’ lives. Significant improvements in device technologies and the deployment of advanced mobile wireless networks have not only enhanced mobile phones’ performance, but also made possible the integration of features and functions such as email, instant messaging, Internet browsing and various forms of multimedia. Historically, these features and functions were only available on Internet connected PCs. The inclusion of location determination technologies, such as the satellite based Global Positioning System, or GPS, in mobile phones has allowed location data to be used to enhance and expand the services that can be delivered to mobile phone users and contributed to the emergence of the LBS market.

The LBS market consists of advanced mobile Internet and data applications that leverage location information to provide mobile phone users with location specific, real time and personalized features and functions. LBS that incorporate location information include turn by turn navigation, route planning, real time traffic alerts and POI searches. Beyond these navigation specific services, new mobile LBS, such as location based advertising, commerce and social networking, are emerging. Heightened consumer awareness of the scope and benefits of these services are leading to increased demand. These dynamics result, in part, from the availability of advanced GPS enabled mobile phones and wireless networks as well as wireless carriers’ strong marketing efforts as they seek to increase revenue from data-centric applications, such as LBS.

Advanced, GPS enabled mobile phones and wireless networks are proliferating. In an effort to remain competitive, mobile phone manufacturers and wireless carriers are rapidly introducing mobile phones with enhanced features and functions, including GPS. Mobile phones that incorporate GPS technology are typically capable of supporting advanced mobile phone operating systems and rich data applications because of other enhancements, such as faster processors, increased memory and larger high resolution screens. Wireless carriers continue to invest hundreds of billions of dollars deploying 3G and 4G wireless networks worldwide. In combination, these advancements and investments have changed the way consumers access and interact with Internet based content and services, effectively bringing the richness of the PC based Internet experience to the mobile phone and enabling the emergence of LBS.

Wireless carriers are seeking to increase data revenue. As the market for mobile voice services matures, the competition among wireless carriers to acquire and retain customers has intensified, putting increasing downward pressure on the prices they charge for their core voice services. At the same time, wireless carriers are seeking to recoup their significant investments in 3G and 4G wireless networks. In response to these dynamics, wireless carriers are aggressively seeking and marketing new mobile data services to attract new customers, increase total average monthly revenue per user, or ARPU, and enhance subscriber loyalty. Many wireless carriers are achieving higher data ARPU by offering stand alone data applications or unlimited mobile data plans that include a bundle of key applications, such as mobile navigation.

The LBS market offers multiple opportunities for expansion. The enhanced convenience and utility associated with LBS is driving rapid adoption and growth of the LBS market. For example, mobile navigation, the most popular LBS application today, makes it easier for consumers to drive from one location to another. LBS are not limited to mobile phone based navigation services. LBS enable consumers to enjoy benefits of an enhanced mobile Internet experience, such as location based advertising, commerce and social networking, on their mobile phones and on other mobile devices, including an enriched navigation experience in their cars. Similarly, services such as MRM enable enterprises to leverage the benefits of LBS to more effectively and efficiently manage their mobile resources. Enterprise grade LBS solutions help increase the adoption of mobile business applications. MRM solutions give business customers visibility over their mobile assets while enabling the movement of real time information like work orders and proof of service processes.

In response to consumer demand for affordable and easy to use LBS, LBS providers are developing and introducing new applications that integrate location information in innovative ways. For example, a consumer can use a mobile phone to search for restaurant recommendations and get personalized and targeted results based on the consumer’s location and preferences. Once the consumer selects a restaurant, he or she can access services such as voice guided, real time, turn by turn navigation or third party reviews, or elect to receive a mobile coupon. As LBS applications increasingly incorporate consumers’ locations and preferences, targeted mobile advertising will become more compelling and valuable to advertisers.

In a similar response to consumer demand, automobile manufacturers are introducing affordable navigation units as a central component of in-dash entertainment and information systems. These integrated units extend beyond traditional navigation units by combining audio and voice capabilities with wireless network connectivity to deliver real time LBS, such as traffic and weather information.

Enterprises are seeking solutions that enable them to cost effectively and efficiently manage their mobile resources, as well as their company data, communications and work flow. Historically, these solutions required the deployment of costly applications and hardware, primarily limiting the use of these solutions to large enterprises. The development and widespread availability of LBS provides enterprises of all sizes with a viable alternative, MRM.

Industry challenges

Technological advancements have led consumers to expect immediate access to the latest, most accurate information, real time responses and greater convenience at lower cost in both their personal and professional lives. At the same time, wireless carriers are facing pressure to increase revenue and increase subscriber loyalty. As a result, wireless carriers are investing heavily in innovative consumer applications, as well as wireless network infrastructure, to keep pace with end user demand and the latest technologies.

Challenges facing end users. Historically, consumers relied on paper maps for navigation and paper directories for limited information about POIs. More recently, many consumers began to rely on directions they could download and print from the Internet. However, these solutions often require advanced planning, are cumbersome and dangerous to use while driving and cannot provide updated directions based on route conditions or reroute a driver when he or she is lost. The increased use of GPS technology in various consumer applications addressed many of the shortcomings of these traditional navigation solutions. In-dash navigation systems are limited to the vehicle in which they are installed and personal navigation devices, or PNDs, require dedicated navigation only hardware. Most GPS based solutions also rely on mapping and POI information that is static, requiring consumers to expend time, effort and money to periodically refresh the content and software. Due to the general lack of upgradeability, these solutions become obsolete very quickly, requiring consumers to replace the device if they want to take advantage of many of the latest features and functions.

Enterprises also face the challenge of managing the complexity of their organizations and increasing the productivity of their workforces and assets in a cost effective manner. Addressing basic needs such as locating, tracking and dispatching workforces, as well as delivering time sensitive information to and from the field, is often difficult and expensive. Developing solutions that securely link enterprises’ information technology infrastructure with diverse mobile devices in the field typically requires costly, time consuming implementations that rely largely on customized components.

Challenges facing wireless carriers. Wireless carriers are under pressure to increase revenue and enhance subscriber loyalty. Their core voice businesses are threatened by several key factors, including strong competition in a heavily penetrated market, a lack of subscriber loyalty due to phone number portability and potential competition from free voice service providers. Compounding these issues, wireless carriers are under increasing pressure to invest in infrastructure to keep pace with consumer expectations and the demand for low cost, fast and reliable network service. Additionally, some mobile phone manufacturers and mobile phone operating system providers are seeking to develop direct relationships with consumers, which could weaken the existing relationship wireless carriers share with their subscribers. For example, Google has begun offering free voice driven, turn by turn, mobile navigation software on Android phones with operating systems of 1.6 or higher. Nokia provides a download for its latest version Ovi Maps on its smart phone products to consumers free of charge. Microsoft also provides free turn by turn navigation software on its current Windows Mobile operating system. Although wireless carriers receive revenue from data networks used to provide these services, these services may cause wireless carriers to reduce the monthly fees to subscribers for these services in order to compete for advertising revenue. These dynamics are driving wireless carriers to seek innovative ways to differentiate themselves by delivering more compelling applications and services.

LBS represent an opportunity for wireless carriers to respond to these threats and enhance their relationships with their subscribers. However, the design and delivery of these services are highly complex, involving the coordination of many unrelated parties, such as those that provide the systems used to expedite the acquisition of GPS signals by receivers in mobile handsets. The design and large scale deployment of LBS also requires a deep understanding of GPS technology and the ability to deliver services across a continually evolving universe of mobile phones and mobile phone operating systems.

Our competitive strengths

We were one of the early pioneers in LBS and have an 11-year history of developing and delivering advanced mobile navigation and other LBS solutions. The breadth and depth of our technical and market expertise has enabled us to develop robust LBS, attract a large end user base and establish deep relationships with wireless carriers and other members of the LBS value chain, including mobile phone manufacturers and content, applications and technology providers.

Large and growing end user base. In the three months ended June 30, 2010, we had a monthly average of 16.1 million paying end users. Our large and growing end user base, and our experience supporting a broad range of mobile phones, mobile phone operating systems and wireless network protocols, enables us to realize economies of scale and deliver incremental value to existing and future end users and our wireless carrier and other partners, such as third party content and advertising providers. By delivering our services to millions of end users, we can leverage our product development costs and expertise more effectively and efficiently. The potential returns to third party content and advertising providers are higher across a larger end user base, which makes them more inclined to partner with us.

Strong and deep partnerships with key members of the LBS value chain. Our LBS are deployed by 14 wireless carriers in 29 countries, including leading wireless carriers in the United States. Our wireless carrier partners continue to make investments that foster our long term relationships because our LBS assist them to increase their data ARPU and strengthen their subscriber relationships. We work closely with our wireless carrier partners during their product development and testing cycles and undergo a comprehensive certification process. Our back-end systems are tightly integrated with those of our wireless carrier partners, which enables the seamless delivery of our services from product launch to billing. We also collaborate closely with our mobile phone manufacturer and wireless carrier partners so that our services work in many countries and on a wide range of mobile phones and wireless network protocols.

We also have strong and deep relationships with key players across the LBS value chain, including application developers, map and other content providers and voice recognition platform providers. These relationships allow us to develop and deliver high quality, robust LBS to our end users.

Closely aligned business objectives with wireless carrier partners. Our hosted delivery model enables our wireless carrier partners the option to brand and market a customized version of our LBS and leverage our infrastructure, partnerships and expertise. Our offerings enhance subscriber loyalty and increase revenue for our wireless carrier partners while helping us to drive adoption of our LBS without incurring significant sales and marketing costs. We primarily rely on the substantial resources of our wireless carrier partners for our marketing and sales efforts. We also use our wireless carrier partners’ infrastructure to assist in validation and provisioning of and to bill for our services. This allows our wireless carrier partners to maintain their subscriber relationships and reduces our cost of acquiring, retaining and billing end users. We receive revenue from our wireless carrier partners in three ways: (1) a monthly subscription fee per end user, (2) commencing in fiscal 2011, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Our wireless carrier partners may offer our services on a stand alone basis or bundled with other voice and data services. In the future, we may have other revenue models, including fees for certain automotive navigation applications or advertising supported arrangements. Our interests are aligned with our carrier partners to attract and retain subscribers.

Our services and products

We provide a range of LBS for consumers and enterprises. Our core LBS include mobile navigation for consumers and MRM for enterprises. We are also extending our core LBS to new device platforms, such as in-dash navigation solutions, as well as developing new LBS for mobile phones, including location based mobile advertising, commerce and social networking.

Mobile navigation. We deliver our solutions through our location based technology, applications and service delivery platform, or SDP, which are tightly integrated with a broad range of mobile phones, mobile phone operating systems and wireless network protocols. GPS Navigator is our flagship voice guided, real time, turn by turn, mobile navigation service. Accessed primarily through mobile phones, this service delivers many innovative features and functions and is available to end users both on a white label basis, such as Sprint Navigation and AT&T Navigator, and under the TeleNav brand. GPS Navigator utilizes accurate, updated information to provide end users with an enhanced mobile navigation experience.

Core functions:

•     voice guided, turn by turn directions;

•     3D moving maps;

•     automatic rerouting for missed turns;

•     over 13 million searchable POIs in North America, including restaurants, hotels, ATMs, Wi-Fi hotspots and gas stations;

•     search along route; and

•     integration with contacts.

Enhanced connected features:

•     updated maps, POIs, real time traffic, gas prices and weather information;

•     voice recognition for address input and local business and POI searches;

•     traffic optimized routing, intelligent one-click navigation rerouting and updated estimated time of arrival based on current traffic flow;

•     POI reviews, including end user generated reviews and POI review sharing;

•     real time traffic alerts specific to a chosen route;

•     preplanned routes through our website that can be saved, downloaded to mobile phones and accessed with a one-click routing function; and

•     address sharing.

Mobile Resource Management. We offer enterprises an integrated suite of MRM solutions to better manage mobile workforces and fleets and improve productivity. Depending on their specific needs and requirements, enterprises may use one or all of our MRM solutions. Our TeleNav Enterprise Solutions include our flagship TeleNav Track service, as well as TeleNav Vehicle Manager, TeleNav Vehicle Tracker and TeleNav Asset Tracker.

Our MRM solutions allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. TeleNav Track enables two-way data communications between an enterprise’s back-end systems and its mobile workforces, providing more effective and efficient management of assignments. Workers in the field using TeleNav Track can easily transmit information wirelessly to the enterprise’s back-end systems via our customizable workflow and flexible forms from their mobile phones. Key features and functions of our MRM solutions include:

•	voice guided, turn by turn directions to efficiently navigate workers to their destinations;

•	real time and historical reports of the location of the mobile workforce and routes taken and transit times as compared to optimal routes and ideal transit times;

•	updated job status information to improve efficiency and productivity in connection with assignments;

•	automatic alerts when workers or vehicles enter or exit a specific area, have stopped or are speeding;

•	customizable wireless forms to capture field information and improve communication, including job details, signatures and barcode scans;

•	wireless timecards to improve payroll accuracy and workforce time and attendance; and

•

integration with an enterprise’s back-end systems and applications, such as accounting, billing and dispatching applications that together support business process mobilization through the movement of real time information.

In-dash navigation. We have been working with certain original equipment manufacturers, or OEMs, and automobile manufacturers to provide our mobile navigation services through connected in-dash systems. Our technology powers an in-dash navigation service that provides accurate, easy to use, updated and connected real time LBS to drivers at a low cost, unlike most other in-dash navigation systems currently available. Our first in-dash navigation service is available as a premium option in the 2010 Ford Focus and Taurus models sold in North America today. By combining Microsoft’s SYNC and other connected technologies with our GPS Navigator in these vehicles, drivers are able to utilize their car’s existing radio screen and speaker system in conjunction with their mobile phone to utilize our LBS. In January 2010, Ford announced the next generation Ford SYNC platform known as MyFord Touch. This new generation will include our GPS Navigation software in an onboard configuration which will leverage the infotainment and telematics system in the vehicle. Ford began shipping this product in certain vehicles with the 2011 model year in July.

We are also developing an in-dash navigation service that will incorporate our navigation software loaded in the vehicle and a connected service to deliver real time traffic information, gas prices and frequently updated maps. We intend to leverage our established LBS platform, large end user base and real time content, including user generated content, to provide rich in-dash navigation features and functions and enhance the end user experience. We expect this service to be available in the U.S. market in certain 2011 model cars.

Other LBS solutions. We are also developing other LBS solutions with new technologies, business models and distribution channels in our current LBS market segment and adjacent segments. The following are some of the initiatives we are undertaking:

Location based mobile advertising. In fiscal 2010, we launched mobile location based advertising services that deliver location based and time sensitive mobile advertising with features such as location specific sponsored listings, content, coupons and dining menus. We currently provide mobile search based advertising for our key wireless carrier partners, including Sprint, AT&T and T-Mobile. We expect to integrate a restaurant reservation service through OpenTable into our navigation service for Sprint and AT&T in the current fiscal quarter.

Social networking LBS applications. We are exploring various social networking LBS applications. We have previously released products in this area and anticipate continued product releases.

End user billing and support

End user billing. End users are generally billed for our services through their wireless carrier, which may offer our services on a stand alone basis or bundled with other voice and data services. The wireless carriers bill subscribers monthly and provide us a monthly fee per end user, which consists of a fixed amount or a portion of the wireless carrier’s per end user revenue related to our service. We and our wireless carrier partners may offer subscribers a 30-day free trial for our service. We believe that the wireless carrier billing makes our services more appealing to consumers and enterprises as they are not required to pay a separate monthly charge to a different vendor. For a small minority of end users who purchase our LBS through our website or in application stores, we bill their credit cards directly on a monthly basis.

End user support. Our wireless carrier partners generally provide first level support to their subscribers if the wireless carrier provides our services on a white label basis. We provide secondary support for issues that cannot be resolved by our wireless carrier partners. If the service is provided under the TeleNav brand, we generally provide all support to end users. For our GPS Navigator support functions, we utilize a third party customer support service provider located in the Philippines that provides live customer support 24 hours a day, seven days a week. We provide training and technical management to their employees and assist with problem resolution. We also maintain our own call center available during business hours that generally focuses on support escalations for all our services and products.

Platform and architecture

Our hosted SDP and client software enable us to deliver our end user interface as well as the features and functions of our LBS on GPS enabled mobile phones and other GPS enabled devices.

Service delivery platform. Our hosted SDP is a modular and scalable platform that enables us to bring different types of information together to respond to voice or data requests by our end users. Our SDP manages different engines, such as mapping, routing, converting addresses into geographic coordinates (known as geocoding), local searches, location specific alerts, traffic alerts, searches along the route, gas prices and weather, as well as our proprietary account authentication system and other functionalities. Our SDP communicates with our client software in mobile phones or other devices over our wireless carrier partners’ networks. Our SDP is designed to easily add capacity for our rapidly expanding end user base through the addition of individual service elements, such as application servers or database nodes. We have developed many proprietary technologies to differentiate our LBS offerings. For example, our routing engine produces fast and accurate results, our content search engine and address capture engine use relevance scoring technology to provide end users with accurate and relevant results and we provide voice activated search and address input that is customized for street names.

In addition, our SDP has the following advantages that further strengthen our position in the LBS industry:

Tight integration with many wireless carrier networks. Our SDP allows us to operate effectively with the networks of our wireless carrier partners, minimize downtime and achieve efficient server load balancing. Our SDP is integrated with our wireless carrier partners’ back-end systems, such as billing and authentication, permitting rapid end user verification and improved response times. For example, we maintain a dedicated connection from our data center to one of our wireless carrier partners’ data centers, which enables a faster, superior service.

Integration with a large number of third party content providers. Our SDP is integrated with many third party content providers through our proprietary applications. This integration facilitates a high quality end user experience by enabling the delivery of rich local information and more accurate search results by removing duplicate and conflicting data, and providing the flexibility to incorporate a wide array of content, including POI, traffic, gas prices and weather information. The flexibility of our SDP enables us to quickly add new content providers and meet evolving market demands.

Scalability to other applications and business models. Our SDP is highly scalable, which allows us to address rapid growth in our end user base. For example, our SDP is able to support different applications and business models such as our GPS Navigator, our wireless carrier partners’ white label navigation services, TeleNav Track, Whereboutz and location based mobile advertising.

Client software

Client application approach. Our client application approach is to deliver a flexible client application environment, which enables us to quickly and effectively support different mobile phones and integrate with the continually evolving feature sets they include to create a better user experience. Our client software interfaces with our SDP to access updated information and data, routing and other services without using device memory for data intensive functions such as map and POI storage. Our client software conducts core navigation functions such as GPS data noise filtering, 3D moving map generation, user friendly and audio and graphical guidance generation. Our client software also enables our user interface to capture end user requests.

Intuitive user interface. Our LBS provide one-button access to local information, an intuitive user interface and consistent features and functions regardless of the mobile phone, mobile phone operating system or wireless network protocol the end user is utilizing. For many mobile phones, we also offer customized user interfaces and features and functions based on the feature preferences of our wireless carrier partners, including the ability to obtain directions from the end user’s contact data on the mobile phone without having to retype the address.

Easy feature and functions upgrades. We can automatically provide over the air updates of enhanced versions of our service to mobile phones that use our recent client applications, without the need to upload new client software.

Cached data for operation with limited connectivity. Our client applications are also built to address the realities of wireless networks. Our client applications allow us to provide simplified navigation services even if users enter an area of no or limited network connectivity by caching the route and navigation information along the route at the beginning of the trip.

Technology

Our proprietary technologies enable us to provide our LBS to millions of end users, across hundreds of mobile phones as well as all major mobile phone operating systems and wireless network protocols. Our scalable LBS includes technologies that are deployed on the client and in the back-end to deliver an integrated service. Our client technologies include a navigation and guidance engine and tools allowing us to efficiently develop and deploy new applications to mobile phones. In addition, we have developed a cross platform framework and proprietary markup language that allow us to extend our LBS applications across different mobile phone operating systems more efficiently, eliminating the need for costly and time consuming redesign and development. In Europe and Canada, end users can select a language and our client software interface and related services will be delivered in that language over the wireless network.

Our client application development processes, which include design, porting and publication processes, allow us to extend our services effectively and efficiently to different mobile phones across multiple mobile phone operating systems, wireless network protocols, languages and countries. Our processes also allow us to tailor our services to different mobile phone operating systems and address different feature preferences of our wireless carrier partners. We work with our wireless carrier partners and mobile phone manufacturers prior to launch of new devices to ensure our end users have an easy to discover intuitive product experience.

Our back-end technologies include our geographic information system, or GIS, engines for local search, mobile voice recognition, geo alert and advanced geo data aggregation, traffic and a local advertising platform. We have developed customized voice recognition technology built upon a third party voice recognition engine to serve the specific needs of navigation services and LBS customers.

We have developed a mobile search technology, which focuses on information with localized relevance and accuracy, to address the needs of mobile phone users and the relatively small screens of mobile phones. We have developed a proprietary GIS, which provides fast route and map generation while optimizing the route based on current traffic conditions. Because our proprietary GIS uses less computing resources, these efficiencies enable us to scale our servers more economically.

We have developed an application hosting and provisioning system that we integrate with the billing systems of our wireless carrier partners. Our application hosting and provisioning system provides a range of billing options designed to maximize the attractiveness of our services to end users with different payment preferences. We believe that this system allows us to deepen our relationships with our wireless carrier partners. This system is also integrated with third party verification services to allow us to bill our end users’ credit cards if a carrier partner is not involved.

Infrastructure and operations

Our end users rely on our services while on the road. As a result, we strive to ensure the continuous availability of our services through our high quality hosting platform and operational excellence.

Data center facilities. We have developed our infrastructure with the goal of maximizing the availability of our applications, which are hosted on a highly scalable and available network located in two secure third party facilities in Santa Clara and Sunnyvale, California. We have a disaster recovery facility in Sacramento, California that is currently able to deploy our services to end users in the case of a prolonged outage.

We have entered into service agreements with Internap Network Services Corporation, Qwest Communication Corporation and RagingWire Enterprise Solutions, Inc. in connection with our data center facilities in Santa Clara, Sunnyvale and Sacramento, California, respectively. Pursuant to the service agreements, we have leased facility space, power, cooling and Internet connectivity for a term of one, two and three years, respectively, with an annual option to renew for additional one year terms.

Hosting infrastructure. Our hosting operations incorporate industry standard hardware and software, including the Apache Tomcat open source operating system and Oracle and MySQL databases, into a flexible, scalable architecture. Elements of our infrastructure can be replaced or added with no interruption in service, helping to ensure that any single hardware failure will not cause a broad service outage. Our architecture enables us to host multiple wireless carriers and millions of end users on a single server farm and is designed to use inexpensive, industry standard hardware. Our infrastructure is also designed to support the varying needs of different wireless carriers.

Service level commitment. The combination of our hosting infrastructure and flexible architecture enables us to offer our wireless carrier partners at least 99.9% uptime every month, excluding designated periods of maintenance. We target achieving an even higher level of service availability. However, we have in the past and may in the future experience service outages.

Performance monitoring. We continuously monitor and optimize the performance of our SDP. We have built a custom application common logging infrastructure that continuously records the transactional behavior of the system, which can be reviewed to address any anomalies or issues. We have also built or licensed centralized performance consoles, automated load distribution tools and various self-diagnostic tools and programs. We have live performance monitoring 24 hours a day, seven days a week, to promptly identify and address any technical issues.

Research and development

Our research and development organization is responsible for the design, development and testing of our services and products. Our engineering team has deep expertise and experience in GPS and wireless and connected services and we have a number of personnel with longstanding experience with LBS applications and scaling hosted service models.

Our current research and development efforts are focused on:

•	improving and expanding features, functionality and performance of our existing services;

•	developing applications, services and products for new mobile phones, mobile phone operating systems and emerging wireless network technologies; and

•	developing key technology and content to reduce third party costs.

Our development strategy is to identify features, services and products that are, or are expected to be, needed or desired by our end users. We also work closely with our wireless carrier partners to develop and offer service features that are attractive to their subscriber base, which are complementary to their other offered applications, and strategies to address their need to increase subscribers and revenue.

As of June 30, 2010, our research and development team consisted of 686 people, 190 of whom are located in Sunnyvale, California and 496 of whom are located in Beijing, Shanghai and Xi’an, China. We have been successful in creating cross border capabilities in the United States and China for high value engineering at low cost. Our U.S. and China research and development operations function together on service and product development and extension of our existing services to new mobile phones. Our research and development expenses were $13.7 million, $23.5 million and $41.6 million for fiscal 2008, fiscal 2009 and fiscal 2010, respectively. We expect that the number of our research and development personnel will continue to increase over time and that the absolute dollar amount of our research and development expenses will also increase.

Marketing and sales

We rely on the extensive distribution channels of our wireless carrier partners to expand the adoption of our LBS. In addition, we sell our LBS to end users through our website and mobile phone application stores, such as Apple’s iTunes App Store. We focus the majority of our marketing efforts on supporting our wireless carrier partners’ marketing programs to promote our LBS to their subscribers through either our wireless carrier partners’ white label or our own branded version of our solution. This strategy enables us to leverage the marketing resources of our wireless carrier partners and minimize our sales and marketing costs.

Marketing. Our wireless carrier partners are our primary source of marketing to end users. They employ a variety of marketing programs to sell our LBS, including promotion in retail stores and through their sales forces, and through television, radio, Internet and print advertising. We also implement selected public relations activities to support the launch of our LBS on new devices or the release of new LBS.

We typically provide original marketing and promotion materials, as well as electronic sales tools, to the wireless carrier partners with which we work closely to drive the adoption of our LBS. We also provide a limited number of demonstration subscriptions for use by our wireless carrier partners’ sales and marketing personnel. Our wireless carrier partners generally determine the distribution channels to be used and ensure that the marketing materials are accessible to their direct and indirect sales forces, which may include third party distribution vendors. We often assist our wireless carrier partners with trade shows and other events at their request. We also provide our wireless carrier partners with access to application demonstrations and self-guided training.

Sales. Our wireless carrier partners are primarily responsible for obtaining our end users through their sales and marketing efforts to their existing and potential subscribers. For example, mobile phones enabled with our LBS are sold in AT&T’s direct channels, such as retail stores, and through the AT&T website and indirect channels, such as national retail partners and indirect dealers. Certain of our wireless carrier partners offer our LBS as part of a bundle of services, such as Sprint’s Simply Everything plans. Bundling of our LBS with voice and/or data packages has led to substantial increases in the number of our new end users. At June 30, 2010, we had a sales team consisting of 43 employees that focus on selling our MRM products and services to enterprise customers in conjunction with certain of our wireless carrier partners. In connection with sales efforts directed primarily at enterprises, we work closely with representatives of our wireless carrier partners, often participating in sales calls and other aspects of the selling process.

Customers

We primarily derive our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a stand alone service or in a bundle with other data or voice services. End users may also subscribe to our services directly from our website, but these customers represent a small minority of our end users. We currently provide our LBS to customers in North America, Asia, Europe and South America.

As of June 30, 2010, we had entered into agreements with 14 wireless carriers to provide our LBS in 29 countries. Our revenue from the United States constituted 97%, 96% and 97% of our total revenue for fiscal 2008, fiscal 2009 and fiscal 2010, respectively.

We receive revenue from our wireless carrier partners in three ways: (1) a monthly subscription fee per end user, (2) commencing in fiscal 2011, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Our wireless carrier partners may offer our services on a stand alone basis or bundled with other voice and data services provided by our wireless carrier partners. In the future, we may have other revenue models, including fees for certain automotive navigation applications or advertising supported arrangements.

We are substantially dependent on Sprint and AT&T for our revenue. For fiscal 2008, 2009 and 2010, Sprint represented 62%, 61% and 55% of our revenue, respectively, and AT&T represented 26%, 29% and 34% of our revenue, respectively. We expect Sprint and AT&T to represent a significant portion of our revenue for the foreseeable future.

Effective September 1, 2010, we amended our agreement with Sprint to, among other things, extend the expiration of our agreement from December 31, 2011 to December 31, 2012. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2012 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed annual fee, regardless of the number of subscribers (up to specified thresholds). In connection with our amended agreement with Sprint, we and Sprint have agreed to transition Sprint Navigation branded services to TeleNav branded navigation services. Other than with respect to the fixed fee arrangement for bundled navigation services, our agreement with Sprint will automatically renew on January 1, 2013 for successive 12-month periods unless either party provides notice of termination at least 90 days prior to the expiration of the applicable term. Our agreement with Sprint also allows either party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach. Additionally, Sprint may terminate the agreement if we effect a change in control transaction or become insolvent and, beginning June 30, 2012, Sprint may terminate our agreement for any reason by providing notice at least 30 business days prior to termination.

Our current agreement with AT&T was effective as of March 19, 2008 and expires on March 19, 2011. During the term of our agreement with AT&T, we are the exclusive white label provider to AT&T of GPS enabled navigation services for wireless devices with voice and data capability. AT&T is not required to offer our LBS. The agreement with AT&T will automatically renew at the end of the initial term for successive one year periods unless either party provides notice of termination at least 60 days prior to the expiration of the applicable term. Our agreement with AT&T also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. We are also required to give AT&T preferred pricing during the term of our agreement.

Under our agreements with Sprint and AT&T, we have obligations to indemnify Sprint and AT&T against, among other things, losses arising out of or in connection with any claim that our technology or services infringe third party proprietary or intellectual property rights. Our agreements with Sprint and AT&T may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or service infringed upon a third party’s rights.

We employ administrative, physical and technical safeguards to prevent unauthorized collection, access, use and disclosure of our end users’ private data and to comply with applicable federal, state and local laws, rules and regulations. We do not use any end user data for direct marketing or promotions and do not store any user location information that is specifically identifiable with an end user except to deliver and support our services. We are also required to comply with our wireless carrier partners’ stringent privacy policies and standards.

Intellectual property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights. These laws, procedures and restrictions provide only limited protection and the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights are uncertain and still evolving. Furthermore, effective patent, trademark, copyright and trade secret protection may not be available in every country in which our services and products are available.

We seek to patent key concepts, components, protocols, processes and other inventions. As of September 17, 2010, we held 8 U.S. patents and 10 foreign patents expiring between April 11, 2020 and July 15, 2023, and have 59 U.S. and 61 foreign patent applications pending. Of the pending 59 U.S. patent applications, 56 are nonprovisional patent applications, which are patent applications that are examined on their merits by the U.S. Patent and Trademark Office, and three are provisional patent applications, which are filed for purposes of establishing priority but cannot result in an issued U.S. patent unless they are first converted to nonprovisional patents. These patents and patent applications cover claims associated with features and functions of our LBS and the technology platform we use to provide them. We have filed, and will continue to file, patent applications in the United States and other countries where there exists a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

As of June 30, 2010, we owned the TeleNav trademark, registered with the U.S. Patent and Trademark Office, and had a trademark application pending for Whereboutz. We also own the TeleNav and design logo registered trademark in the United Kingdom and European Union. We have several unregistered trademarks, including TeleNav GPS Navigator, TeleNav Track, TeleNav Vehicle Tracker, TeleNav Asset Tracker, TeleNav Vehicle Manager, ONMYWAY, OMW, Sipity, TeleNav LocalAdvantage and Always Find Your Way.

We endeavor to enter into agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed.

We also enter into various types of licensing agreements to obtain access to technology or data that end users utilize in connection with our LBS. Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. Our most important agreements are with the providers of maps and POI data pursuant to which we generally pay a monthly fee per end user, a per transaction fee or a revenue sharing percentage for data provided based in each case upon a multi-tiered fee structure. We obtain map and POI data pursuant to an agreement with Tele Atlas North America, Inc., or Tele Atlas, dated July 1, 2009, as amended. Our agreement with Tele Atlas has an initial term of five years (except for off-board applications sold on Apple’s iTunes Store and selected vehicle navigation system applications) and will automatically renew for each supported application for successive one year periods thereafter, unless either party provides written notice of termination at least 90 days prior to the expiration of the then-current term for each supported application. In September 2010, we amended our agreement with Tele Atlas, effective August 1, 2010, to change the fee structure for map and POI data we use to provide our services for Sprint’s bundled offerings. Pursuant to the amended agreement, we will pay Tele Atlas a percentage of fees we collect from Sprint for basic navigation services and our gross advertising and mobile commerce revenue and a flat monthly fee per subscriber for premium navigation services. We also agreed to pay Tele Atlas certain guaranteed minimum payments for such services. The expiration of the license period for navigation services provided for Sprint’s bundled offerings has been changed from July 1, 2014 to the earlier of December 31, 2012 or termination of our agreement with Sprint with respect to the those bundled services. We also obtain map data from Navigation Technologies Corporation, or NAVTEQ, pursuant to an agreement dated December 1, 2002. Our agreement with NAVTEQ had an initial term of one year which has been extended until January 31, 2012 and will automatically renew for successive one year periods thereafter unless either party provides written notice of termination at least 180 days prior to the expiration of the then current term. Our agreements with Tele Atlas and NAVTEQ also allow a party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach. In addition, we obtain other data such as weather updates, commute alerts, POI and traffic information from additional providers.

Competition

The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do.

Competitors could begin offering LBS that have at least equivalent functionality to ours for free. For example, Google offers free voice guided, turn by turn navigation as part of its release of Google Maps Navigation for mobile devices based on the Android 1.6 and higher operating system platform and Nokia provides a download for its latest version of Ovi Maps on its smartphones which also provides turn by turn navigation functions. Microsoft also provides a free turn by turn navigation solution with its current Windows Mobile operating system. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier partners can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful.

We compete in the LBS market and our primary competitors include providers of LBS such as Google, Microsoft, Navigon, Nokia, TeleCommunication Systems, or TCS, through its acquisition of Networks In Motion, or NIM, Telmap and TomTom; PND providers such as Garmin and TomTom; integrated navigation mobile phone providers such as Garmin and Nokia; providers of Internet and mobile based maps and directions such as AOL/Mapquest, Google, Microsoft and Yahoo!; and wireless carriers and communication solutions providers developing their own LBS, such as TeleCommunication Systems through its acquisition of Networks In Motions.

Competition in our market is based primarily on product performance which includes features, functions, reliability, flexibility, scalability and interoperability; wireless carrier relationships; technological expertise, capabilities and innovation; price of services and products and total cost of ownership; brand recognition; and size and financial stability of operations. We believe we compete favorably with respect to these factors based upon the performance, reliability and breadth of our services and products and our technical experience.

Some of our competitors and potential competitors enjoy advantages over us, either globally or in particular geographic markets, including with respect to the following:

•	significantly greater revenue and financial resources;

•	stronger brand and consumer recognition in a particular market segment, geographic region or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger wireless carrier and handset manufacturer relationships;

•	more financial flexibility and experience to make acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.

Our competitors’ and potential competitors’ advantages over us could make it more difficult for us to sell our LBS, and could result in increased pricing pressures, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely cause harm to our business, operating results and financial condition.

Employees

As of August 31, 2010, we employed 942 people, including 725 in research and development, 106 in sales and marketing, 49 in customer support and data center operations and 62 in a general and administrative capacity. As of that date, we had 343 employees in the United States, 592 in China, six in the United Kingdom and one in Brazil. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Executive Officers of the Registrant

The following table sets forth the names, ages (as of June 30, 2010) and positions of our executive officers:

Name	Age	Position
H.P. Jin	46	President, Chief Executive Officer and Chairman of the Board of Directors
Douglas Miller	52	Chief Financial Officer and Treasurer
Y.C. Chao	45	Vice President, Research and Development
Salman Dhanani	37	Vice President, Products
Loren Hillberg	52	General Counsel and Secretary
Dariusz Paczuski	44	Vice President, Marketing
Robert Rennard	65	Chief Technical Officer
Hassan Wahla	38	Vice President, Business Development and Carrier Sales

H.P. Jin is a cofounder of our company and has served as our president and a member of our board of directors since October 1999. Dr. Jin has also served as our chief executive officer and chairman of our board of directors from October 1999 to May 2001 and since December 2001. Prior to TeleNav, Dr. Jin served as a senior strategy consultant at the McKenna Group, a strategy consulting firm. Prior to that time, Dr. Jin was a business strategy and management consultant at McKinsey & Company, a management consulting firm. Dr. Jin was also previously a technical director at Loral Integrated Navigation Communication Satellite Systems, or LINCSS, a division of Loral Space & Communications, Inc., a GPS service and engineering company. Dr. Jin holds a B.S. and M.S. in Mechanical Engineering from Harbin Institute of Technology in China and a Ph.D. in Guidance, Navigation and Control, with a Ph.D. minor in Electrical Engineering, from Stanford University.

Douglas Miller has served as our chief financial officer since May 2006. From July 2005 to May 2006, Mr. Miller served as vice president and chief financial officer of Longboard, Inc., a privately held provider of telecommunications software. From October 1998 to July 2005, Mr. Miller held various management positions at Synplicity, Inc., a publicly traded electronic design automation company acquired by Synopsys, Inc., including senior vice president of finance and chief financial officer. Prior to that time, Mr. Miller also served as chief financial officer of 3DLabs, Inc., a publicly held graphics semiconductor company, and as a partner at Ernst & Young LLP, a professional services organization. Mr. Miller is a certified public accountant (inactive). He holds a B.S.C. in Accounting from Santa Clara University.

Y.C. Chao is a cofounder of our company and has served as our vice president, research and development, since March 2006. From October 1999 to March 2006, Dr. Chao served as our senior director of technology. From June 1998 to October 1999, Dr. Chao was a GPS software engineer at Snaptrack, an assisted GPS technology company and a subsidiary of Qualcomm Incorporated. Prior to that, Dr. Chao was a GPS receiver engineer at Trimble Navigation, a positioning products solutions company. Dr. Chao holds a B.S. in Mechanical Engineering from National Taiwan University, an M.S. in Aerospace Engineering from the University of Texas Aerospace Engineering, Center for Space Research and a Ph.D. in Aeronautics and Astronautics from Stanford University.

Salman Dhanani is a cofounder of our company and was promoted to vice president, products and marketing, in August 2009, and became vice president, products in August 2010. Mr. Dhanani served as our executive director of marketing from March 2009 to July 2009 and as our senior director of marketing from November 1999 to February 2009. From January 1999 to November 1999, Mr. Dhanani served as a consultant at the McKenna Group, a strategy consulting firm. From July 1996 to December 1998, Mr. Dhanani served as an application engineer at Schlumberger Ltd., a technology consulting services company. Mr. Dhanani holds a B.S. in Electrical Engineering from the University of Washington.

Loren Hillberg has served as our general counsel since April 2009. From September 2007 to September 2008, Mr. Hillberg served as vice president and general counsel at Force10 Networks, a privately held communications and networks company. From April 2005 to May 2007, Mr. Hillberg held various management positions, including executive vice president and general counsel at Macrovision Corporation (now Rovi Corporation), a publicly traded digital entertainment company. From May 1998 to March 2005, Mr. Hillberg served as senior vice president and general counsel at Macromedia, Inc., a provider of web publishing products and solutions that was acquired by Adobe Systems Incorporated. Mr. Hillberg holds a B.A. in Economics from Stanford University and a J.D. from the University of California, Hastings College of Law.

Dariusz Paczuksi has served as our vice president, marketing since July 2010. From December 2007 to July 2010, Mr. Paczuski held various positions, including senior director of Bing Carrier Strategy and senior director of Tellme Consumer Services, at Microsoft Corporation. From 2002 to 2007, Mr. Paczuski held various positions, including vice president, Search Products and vice president, Product Marketing, at AOL Inc. Prior to that time, Mr. Paczuski held positions at Netscape Communications Corporation and General Electric Company. Mr. Paczuski holds a B.S. in Marketing from California State University in Long Beach.

Robert Rennard is a cofounder of our company and has served as our chief technical officer since February 2002. From December 1999 to February 2002, Dr. Rennard served as our vice president of engineering. From March 1998 to November 1999, Dr. Rennard served as director of product development at Cyberstar/Loral, a division of Loral Space & Communications, Inc. From April 1997 to February 1998, Dr. Rennard served as director of systems engineering at Cyberstar/Loral. From July 1996 to April 1997, Dr. Rennard served as vice president of engineering at LINCSS/Loral. Prior to that time, Dr. Rennard was a vice president of GPS Navigation Systems at Stanford Telecom, a telecommunications company acquired by ITT and Newbridge Networks Corporation, and an acquisition program manager for the U.S. Air Force. Dr. Rennard holds a B.S. in Electrical Engineering from the University of Wyoming, an M.S. in Electrical Engineering from Ohio State University and a Ph.D. in Aerospace Science from the Air Force Institute of Technology.

Hassan Wahla was promoted to vice president, business development and carrier sales, in August 2009 and served as our executive director of business development from May 2005 to August 2009. From April 2003 to May 2005, Mr. Wahla served as a senior product manager at Nextel Communications, a wireless communications company that merged with Sprint. From February 2002 to April 2003, Mr. Wahla served as vice president of business development of Wireless Multimedia Solutions, a privately held wireless software platform company. From September 1999 to February 2002, Mr. Wahla served as director of business development at MicroStrategy, Inc., a business intelligence software company. Prior to that time, Mr. Wahla served as a senior consultant at Maritime Power, a maritime equipment company. Mr. Wahla holds a B.S. in Industrial Engineering from Virginia Tech, an M.S. in Management from Stevens Institute of Technology and a Masters of International Affairs from Columbia University.

ITEM 1A.	RISK FACTORS

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Form 10-K before you decide whether to purchase any of our securities. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.

Risk related to our business

We are substantially dependent on two wireless carrier partners for a large portion of our revenue and if these wireless carrier partners were to limit or terminate our relationships with them or to offer LBS directly or from other vendors, our revenue and net income would be adversely affected.

We are substantially dependent on two wireless carrier partners for a large portion of our revenue. In fiscal 2008, 2009 and 2010, Sprint represented 62%, 61% and 55% of our revenue, respectively. Effective September 1, 2010, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2011 to December 31, 2012. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2012 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed annual fee regardless of the number of subscribers (up to specified thresholds). Sprint may terminate our agreement for any reason, beginning June 30, 2012, by providing notice at least 30 business days prior to termination. We anticipate that our amended agreement with Sprint would result in declines in ARPU and significant reductions in revenue from Sprint for bundled basic navigation services compared to the most recent quarter, but would also likely result in continued increases in the number of subscribers. Although we are entitled to receive more revenue from Enterprise LBS, mobile commerce and premium navigation services than we were previously, we may not be able to realize these benefits in the short term or at all. We cannot predict the ultimate financial impact of our amended agreement with Sprint. Our failure to renew or renegotiate this agreement on or after June 30, 2012 on favorable terms or at all, a termination of our agreement by Sprint or our failure to otherwise maintain our relationship with Sprint would substantially reduce our revenue and significantly harm our business, operating results and financial condition.

In connection with our amended agreement with Sprint, we and Sprint have agreed to transition Sprint Navigation branded services to TeleNav branded navigation services. The branding transition may not increase end user recognition of our brand and may result in confusion that results in reduced or more limited adoption of our services by Sprint’s subscribers.

In March 2008, Sprint began offering the Simply Everything plans which currently include our LBS. As a result, we have experienced a significant increase in end users and benefitted from increased marketing exposure since the Simply Everything plans’ introduction. If Sprint reduces its expenditures for marketing our LBS, changes its Simply Everything plans to eliminate our services, prices our LBS at a level that makes them less attractive or offers and promotes competing LBS, in lieu of, or to a greater degree than, our LBS, our revenue would be materially reduced and our business, operating results and financial condition would be materially and adversely affected.

In fiscal 2008, 2009 and 2010, AT&T represented 26%, 29% and 34% of our total revenue, respectively. AT&T is not required to offer our LBS. Our current agreement with AT&T expires on March 19, 2011 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Furthermore, our failure to otherwise maintain our relationship with AT&T would substantially harm our business.

We operate in a highly competitive market, including competitors that offer their services for free, which could make it difficult for us to acquire and retain wireless carrier partners and end users.

The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors could begin offering LBS that have at least equivalent functionality to ours for free. For example, Google offers free voice guided, turn by turn navigation as part of its Google Maps product for mobile devices based on the Android 1.6 and higher operating system platform and Nokia provides a download for its latest version of Ovi Maps on its smartphones which also provides turn by turn navigation functions. Microsoft also provides a free turn by turn navigation solution with its current Windows Mobile operating system. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier partners can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful.

Our primary competitors include providers of LBS such as Google, Microsoft, Navigon, Nokia, TCS, through its acquisition of NIM, Telmap and TomTom; PND providers such as Garmin and TomTom; integrated navigation mobile phone providers such as Garmin and Nokia; providers of Internet and mobile based maps and directions such as AOL/Mapquest, Google, Microsoft and Yahoo!; and wireless carriers and communication solutions providers developing their own LBS, such as TCS through its acquisition of NIM. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	the provision of their services at no or low cost to consumers;

•	significantly greater revenue and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and nonmobile products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger wireless carrier and handset manufacturer relationships;

•	greater resources to make and integrate acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.

Our competitors’ and potential competitors’ advantages over us could make it more difficult for us to sell our LBS, and could result in increased pricing pressures, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely cause harm to our business, operating results and financial condition.

Our wireless carrier partners may change the pricing and other terms by which they offer our LBS, which could result in increased end user turnover, lower revenue and adverse effects on our business.

Several of our wireless carrier partners sell unlimited data service plans, which include our LBS. As a result, end users do not have to pay a separate monthly fee to use our services. If our wireless carrier partners were to eliminate our services from their unlimited data service plans, such as the Sprint Simply Everything plans, we could lose end users as they would be required to pay a separate monthly fee to continue to use our services. In addition, we could be required to change our fee structure to retain end users, which could negatively affect our gross margins. For example, effective September 1, 2010, we amended our agreement with Sprint to, among other things, provide bundled navigation services for a fixed annual fee from Sprint regardless of the number of subscribers (up to specified thresholds), rather than the per subscriber per month fee structure we and Sprint had previously employed. We anticipate that our future revenue from Sprint and our ARPU and gross margins will be negatively affected as a result of the shift to a fixed fee model for services we provide to bundled subscribers. Our wireless carrier partners may also seek to reduce the monthly fees per subscriber that they pay us if their subscribers do not use our services as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier partners may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive our services through those plans to move to a less expensive plan that does not include our services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make our LBS less attractive and could result in current end users abandoning our LBS. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give AT&T certain most favored customer pricing on specified products and in certain markets. In certain circumstances this may require us to reduce the price per end user under the AT&T contract.

We are substantially dependent on our wireless carrier partners to market and distribute our LBS to end users and our business may be harmed if our wireless carrier partners elect not to broadly offer our services.

We rely on our wireless carrier partners to introduce, market and promote our LBS to end users. None of our wireless carrier partners are contractually obligated to continue to do so. If wireless carrier partners do not introduce, market and promote mobile phones that are GPS enabled and on which our client software is preloaded and do not actively market our LBS, our LBS will not achieve broader acceptance and our revenue may not grow as fast as anticipated, or may decline.

Wireless carriers, including those with which we have existing relationships, may decide not to offer our services and may enter into exclusive relationships with one or more of our competitors. While our LBS may still be available to customers of those wireless carriers as downloads from application stores or our website, sales of our LBS would likely be much more limited than if our LBS were preloaded as a white label service actively marketed by the carrier or were included as part of a bundle of services. Our inability to offer our LBS through a white label offering or as part of a bundle on popular mobile phones would harm our operating results and financial condition.

If we are unable to manage our costs in light of the anticipated reduction in average revenue per user, or ARPU, or a potential increase in end user activity, our gross margin would decline and our operating results would be adversely affected.

Our ARPU has declined over time due to a number of factors, including the bundling of our LBS with voice and other data services and the introduction of white label services. We expect the current trend of declining ARPU to continue. Our wireless carrier partners have the ability to lower end user pricing on our LBS which would have an immediate adverse effect on our ARPU. As a result of the recent Sprint amendment that provides us with a fixed annual fee for bundled navigation services, we believe that future ARPU and average monthly paying end users may not be comparable to earlier periods or be a meaningful indicator of our financial performance. Our gross margin may decrease if the average cost per end user to provide our services does not decline proportionately. These costs include third party map and other data costs and internal costs to provide our services. Many of these costs increase as the number of end users increases, and also increase based on incremental usage by end users, both of which could have a negative effect on our gross margins. Although we have taken action to increase the predictability of certain of our third party map and other data costs for Sprint bundles, we may not have adequately aligned our cost of providing our LBS and may not be successful in maintaining or reducing the decline in our gross margin.

Our success depends on significantly increasing the number of end users that purchase our LBS from our wireless carrier partners.

Our revenue is derived almost exclusively from subscription fees that we receive from our wireless carrier partners for end users who subscribe to our service on a stand alone basis or in a bundle with other services. Depending on the wireless carrier contracts, we receive revenue per end user as a fixed fee or a revenue sharing arrangement. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. Our near term success depends heavily on achieving significantly increased subscriber adoption of our LBS either through stand alone subscriptions to our services or as part of bundles from our existing wireless carrier partners. Our success also depends on achieving widespread deployment of our LBS by attracting and retaining additional wireless carrier partners. The use of our LBS will depend on the pricing and quality of those services, subscriber demand for those services, which may vary by market, as well as the level of subscriber turnover experienced by our wireless carrier partners. If subscriber turnover increases more than we anticipate, our financial results could be adversely affected.

If our current and future wireless carrier partners do not successfully market our LBS, particularly GPS Navigator, to their customers or if we are not successful in maintaining and expanding our relationships with our wireless carrier partners, we will not be able to maintain or increase the number of end users that use our LBS and our business, operating results and financial condition will be materially adversely affected.

If our wireless carrier partners lose net subscribers, such as the losses Sprint has experienced, or if their subscribers do not continue to purchase service plans that include our LBS and we are unable to develop relationships with other significant wireless carriers, we will lose end users and our revenue and operating results will be adversely affected.

Wireless carriers’ relationships with subscribers have been threatened by several factors, including strong competition, lack of subscriber loyalty and the development of direct relationships between mobile phone manufacturers and mobile phone operating system providers and consumers. A loss of net subscribers by one or more of our wireless carrier partners could harm our business as we rely on our wireless carrier partners to market our products. For example, one of our key wireless carrier partners, Sprint, has been experiencing losses in net subscribers. If Sprint continues to lose net subscribers or if Sprint subscribers do not continue to purchase service plans that include our LBS, we may also lose end users and experience a decline in revenue to the extent we are unable to develop similar relationships with other significant wireless carriers which include our services in attractive bundled or other LBS offerings that generate comparable revenue. A significant decrease in the number of our end users will adversely affect our revenue and operating results.

Our ability to increase or maintain our end user base and revenue will be impaired if mobile phone manufacturers do not allow us to customize our services for their new devices.

We typically deliver our services through client software that has been customized to work with a given mobile phone’s operating system, features and form factors. Wireless carrier partners often insist that mobile phone manufacturers permit us to customize our client software for their devices in order to provide the end user with a positive experience. Wireless carriers or mobile phone manufacturers may enter into agreements with other providers of LBS for new or popular mobile phones. For this reason or others, some mobile phone manufacturers may refuse to permit us to access preproduction models of their mobile phones or the mobile phone manufacturers may offer a competing service. If mobile phone manufacturers do not permit us to customize our client software and preload it on their devices, we may have difficulty attracting end users because of poor user experiences or an inconvenient provisioning process. If we are unable to provide seamless provisioning or end users cancel their subscriptions to our services because they have poor experiences, our revenue may be harmed.

New entrants and the introduction of other distribution models in the LBS market may harm our competitive position.

The markets for development, distribution and sale of LBS are rapidly evolving. New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell our LBS, and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Although historically wireless carriers controlled provisioning and access to the applications that could be used on mobile phones connected to their networks, in recent years consumers have been able to download and provision applications from individual provider websites and to select from a menu of applications through the Apple iTunes App Store, the Blackberry App World and other application aggregators. Increased competition from providers of LBS which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded LBS, which could harm our business and revenue. In addition, these LBS may be offered for free or on a one time fee basis, which could force us to reduce monthly subscription fees or migrate to a one time fee model to remain competitive. We may also lose end users or face erosion in ARPU if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services. Finally, we may not be successful at generating revenue from premium navigation services if end users believe that free services are comparable or adequate.

Our operating income and net income could decline as a percentage of revenue as we make further expenditures to enhance and expand our operations in order to support additional growth in our business.

As a percentage of revenue, our operating income was 10%, 38% and 40% and our net income was 10%, 27% and 24% in fiscal 2008, 2009 and 2010, respectively. Since June 30, 2008, we have made significant investments in new operating and information systems and additional data centers, hired substantial numbers of new research and development, sales and marketing and general and administrative personnel and expanded our operations outside the United States. Efforts to develop new services and products and attract new wireless carrier partners require investments in anticipation of longer term revenue. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. We also expect to incur additional operating costs as a public reporting company as a result of the closing of our initial public offering, or IPO, on May 18, 2010. As a result of these factors, we believe our operating income and net income may decline as a percentage of revenue at least through fiscal 2011. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.

We are substantially dependent on revenue from our GPS Navigator service, our flagship LBS, and, if we fail to generate significant revenue from other services, our operating results may be harmed if revenue from GPS Navigator declines.

Although revenue in absolute dollars from sources other than GPS Navigator rose in all periods presented, revenue from our GPS Navigator service represented 84%, 92% and 94% of our revenue in fiscal 2008, 2009 and

2010, respectively. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier partners or the number of end users for GPS Navigator were to decline, our revenue would be substantially harmed. We have experienced a reduction of ARPU from GPS Navigator over time as our wireless carrier partners implement white label and more bundled offerings, for which we typically receive a lower monthly subscription fee or a fixed annual fee regardless of the number of end users (subject to specified thresholds) to which we provide our services. We may be unable to increase our revenue from our MRM services, and we may not be successful in our efforts to diversify into areas such as in-dash navigation. If we were unable to offset declining ARPU from GPS Navigator by increasing the number of end users or the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.

We rely on our wireless carrier partners for timely and accurate subscriber information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.

We rely on our wireless carrier partners to bill subscribers and collect monthly fees for our LBS, either directly or through third party service providers. If our wireless carrier partners or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the wireless carrier. In the past, we have experienced errors in wireless carrier reporting. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period and this could harm our business, operating results and financial condition.

We rely on a proprietary provisioning and reporting system to track end user activation, deactivation and usage data and any material failures in this system could harm our revenue, affect our costs and impair our ability to manage our business effectively.

Our provisioning and reporting system that authenticates end users and tracks the number of end users and their use of our services is a proprietary and customized system that we developed internally. Although we believe that the flexibility of this service to integrate tightly with wireless carriers’ reporting and provisioning systems gives us a competitive advantage, we might lose revenue and the ability to manage our business effectively if the system were to experience material failures or be unable to scale as our business grows. In addition, we may not be able to report our financial results on a timely basis if our wireless carrier partners question the accuracy of our records or we experience significant discrepancies between the data generated by our provisioning and reporting systems and data generated by the wireless carriers’ systems, or if our systems fail or we are unable to report timely and accurate information to our third party data providers. The inability to timely report our financial results would impair the quality of our financial reporting and could result in the delisting of our common stock.

Our profitability may decline as we expand into other service and product areas and we may be unable to recoup our investments.

We receive a substantial majority of our revenue from monthly subscription fees paid by wireless carrier partners who bill their subscribers for our services on a stand alone or bundled basis. As we expand our LBS offerings to enable end users to purchase our services from application stores outside of wireless carriers’ sales platforms, we may have to adapt our revenue model to a one time fee for services. In addition, as we enter the in-dash navigation market or other markets for LBS, we may be required to adopt pricing models other than monthly subscription fees and may incur cost of revenue substantially different than that which we have experienced historically due in part to third party content costs. These different pricing models and increased costs of revenue may result in declines in our gross margins.

We have limited experience in selling our services and products outside of the wireless carrier application platform. As we expand into new service and product areas, such as in-dash navigation systems, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. If our introduction of a new product or service is not successful or we are not able to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.

We may not be able to enhance our LBS to keep pace with technological and market developments, or develop new LBS in a timely manner or at competitive prices.

The market for LBS is emerging and is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. To keep pace with technological developments, satisfy increasing customer requirements and achieve product acceptance, our future success depends upon our ability to enhance our current LBS platform and to continue to develop and introduce new LBS offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling LBS in a timely manner, or at all, in response to changing market conditions, technologies or consumer expectations could have a material adverse effect on our operating results or could result in our LBS becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering team and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our LBS platform with evolving industry standards and protocols and competitive network operating environments.

Development and delivery schedules for LBS are difficult to predict. We have in the past and may in the future fail to deliver new versions of our services in a timely fashion. If new releases of our LBS are delayed or our services are not preloaded on mobile phones upon their initial commercial release, our wireless carrier partners may curtail their efforts to market and promote our LBS and end users may switch to competing services, any of which would result in a delay or loss of revenue and could harm our business. In addition, we cannot assure you that the technologies and related LBS that we develop will be brought to market by our wireless carrier partners as quickly as anticipated or that they will achieve broad acceptance among wireless carriers or consumers.

We rely on third party data and content to provide our services and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide our services would be harmed.

We rely on third party data and content to provide our services including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of LBS or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third party data and content increases substantially.

We obtain map data from Tele Atlas and NAVTEQ, which are companies owned by our current and potential competitors TomTom and Nokia, respectively. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map data to us.

We may not be able to upgrade our LBS platform to support certain advanced features and functionality without obtaining technology licenses from third parties. Obtaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available on commercially favorable terms, or at all. The inability to offer advanced features or functionality, or a delay in our ability to upgrade our LBS platform, may adversely affect consumer demand for our LBS and, consequently, harm our business.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, our financial performance may suffer.

We have substantially expanded our overall business, end user base, headcount and operations in recent periods. We increased our total number of full time employees from 332 at June 30, 2007 to 897 at June 30, 2010. During this same period, we made substantial investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in China. For example, we added 146 new employees in China during fiscal 2010. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer.

Network failures, disruptions or capacity constraints in our third party data center facilities or in our servers could affect the performance of our LBS and harm our reputation and our revenue.

Our LBS are provided through a combination of our servers, which we house at third party data centers, and the networks of our wireless carrier partners. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the San Francisco Bay Area. We have recently added third party data center facilities in the Sacramento, California area to provide for disaster recovery and, which we expect, in the long term, to accommodate the anticipated growth of our LBS. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete and open additional data centers, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier partners, increases in the number of our end users or increases in data traffic.

Our data centers are potentially vulnerable to damage or interruption from a variety of sources including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. We have not yet completed a comprehensive business continuity plan and there can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we experienced damage or interruptions to our data centers in the San Francisco Bay Area, or were unable to commence recovery operations in our new data center in Sacramento, California, our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.

We could also experience failures of our data centers or interruptions of our services, or other problems in connection with our operations, as a result of:

•	damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our servers;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events; or

•	errors by our employees or third party service providers.

Poor performance in or disruptions of our services could harm our reputation, delay market acceptance of our services and subject us to liabilities. Our wireless carrier agreements require us to meet at least 99.9% operational uptime requirements, excluding scheduled maintenance periods, or be subjected to penalties. For example, in August 2009 we experienced a four hour interruption of service, although no penalties were applied.

If we are unable to meet these requirements, our wireless carrier partners could terminate our agreements or we may be required to refund a portion of monthly subscriptions fees they have paid us.

In addition, if our end user base continues to grow, additional strain will be placed on our technology systems and networks, which may increase the risk of a network disruption. Any outage in a network or system, or other unanticipated problem that leads to an interruption or disruption of our LBS, could have a material adverse effect on our operating results and financial condition.

If our LBS platform does not scale as anticipated, or we are unable to grow data center capacity as needed, our business will be harmed.

Despite frequent testing of the scalability of our LBS platform in a test environment, the ability of our LBS platform to scale to support a substantial increase in the use of our services or number of users in an actual commercial environment is unproven. If our LBS platform does not efficiently and effectively scale to support and manage a substantial increase in the use of our services or number of users while maintaining a high level of performance, our business will be seriously harmed.

Our quarterly revenue and operating results have fluctuated in the past and may fluctuate in the future due to a number of factors. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.

Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•

changes in the pricing of our services or products or those of our competitors and changes in the pricing and content of bundled LBS offerings of our wireless carrier partners, such as the revenue model changes resulting from our recent contract amendment with Sprint;

•	loss of subscribers by our wireless carrier partners or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our wireless carrier partners;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of new mobile phone introductions by our wireless carrier partners;

•	the loss of our relationship with any particular wireless carrier partner;

•	the timing and success of wireless carrier partners’ marketing expenditures;

•	the extent of any interruption in our services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•	general economic, industry and market conditions that impact expenditures for smartphones and LBS in the United States and other countries where we sell our services and products;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	changes in our effective tax rates; and

•	the impact of new accounting pronouncements.

Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action suits or other unanticipated issues.

If a substantial number of end users change mobile phones or if our wireless carrier partners switch to subscription plans that require active monthly renewal by end users, our revenue could suffer.

Subscription fees represent the vast majority of our revenue. As mobile phone development continues and new mobile phones are offered at subsidized rates to subscribers in connection with plan renewals, an increasing percentage of end users who already subscribe to our services will likely upgrade from their existing mobile phones. With some wireless carriers, subscribers are unable to automatically transfer their existing subscriptions from one mobile phone to another.

In addition, wireless carriers may switch to subscription billing systems that require subscribers to actively renew, or opt-in, each month from current systems that passively renew unless subscribers take some action to opt-out of their subscriptions. In either case, unless we or our wireless carrier partners are able to resell subscriptions to these subscribers or replace these subscribers with other subscribers, our revenue would suffer and this could harm our business, operating results and financial condition.

If we are unable to attract new wireless carrier partners, our revenue growth may be adversely affected and our net income could decline.

If we do not add new wireless carrier partners and increase the number of end users who receive our services through those new wireless carrier partners, we may not be able to increase our revenue in the longer term. Our sales and marketing efforts may not be successful in establishing relationships with new wireless carrier partners. We will not be successful in expanding into new geographic markets without developing relationships with successful wireless carriers in those markets. We expect to incur significant additional expenses in hiring additional personnel and expanding our international operations in order to attract new wireless carrier partners in different geographic markets to achieve revenue growth. If we fail to attract new successful wireless carrier partners and their subscribers or our new service introductions are not successful, we may be unable to increase our revenue and our operating results may be adversely affected.

Our lengthy sales cycle makes it difficult for us to predict when we will generate revenue from new wireless carrier partners.

We have a lengthy and complex sales process. The integration and testing of our LBS platform with a prospective wireless carrier requires substantial time and expense before launching our LBS with that wireless carrier. In new geographic markets, our sales cycles are typically longer and may involve more challenges such as language or government regulation/compliance requirements. Even after a wireless carrier decides to launch our LBS, the integration of our LBS platform with a wireless carrier’s network and billing systems generally requires several months to complete. Moreover, launch of our LBS by a wireless carrier typically will be timed to coincide with a new mobile phone launch, over which we have no control. Because of this lengthy cycle, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a new wireless carrier as a customer and integrate our LBS platform until the time we generate revenue from such wireless carrier. These delays may make it difficult to predict when we will generate revenue from new wireless carrier partners.

The failure of mobile phone providers selected by our wireless carrier partners to keep pace with technological and market developments in mobile phone design may negatively affect the demand for our LBS.

Wireless carriers select various mobile phones to run on their wireless networks. Our future success will depend on these mobile phone providers’ ability to design and manufacture mobile phones that meet the demands of wireless carriers and their subscribers. In order to continue their relationships with the wireless carriers, these mobile phone providers will have to continue to invest in developing mobile phones that are compatible with the advanced network technology that wireless carriers are deploying to increase network capacity and speed. If our wireless carrier partners fail to select mobile phone providers whose products have superior GPS capabilities or fail to adopt other advanced technologies, our ability to sell our LBS may suffer. If we do not extend our client software to these devices in a timely and efficient manner before the initial commercial launch of the mobile phone, our adoption rates will suffer. In addition, if our wireless carrier partners select mobile phones that are incompatible with our LBS client software, we will incur additional time and expenses to extend our services to those devices, which may cause us to incur unanticipated operating expenses and miss product launch windows. Because of short product life cycles in the wireless communications industry, if we fail to integrate our software on a mobile phone prior to its commercial launch or if it is preloaded with another provider’s LBS, we may lose a substantial opportunity to gain end users who purchase that device and our revenue may suffer.

Successful sales of our LBS depend on our wireless carrier partners keeping pace with changing consumer preferences for mobile phones. If our wireless carrier partners do not select mobile phones with the design attributes attractive to consumers, such as thin form factors, high resolution screens and desired functionality, customers may select wireless carriers with whom we do not have a relationship and subscriptions for our LBS may decline and, consequently, our business may be harmed.

A large percentage of our research and development operations are conducted in China and our ability to introduce new services and support our existing services cost effectively depends on our ability to manage those remote development sites successfully.

Our success depends on our ability to enhance our current services and develop new services and products rapidly and cost effectively. We opened two research and development centers in China, in addition to our existing facility, for the purpose of conducting more fundamental product development in those locations. We currently have a majority of our research and development personnel in China. As we do not have substantial experience managing core product development operations that are remote from our U.S. headquarters, we may not be able to manage these remote centers successfully. We could incur unexpected costs or delays in product development that could impair our ability to meet market windows or cause us to forego certain new product opportunities.

Because our long term success depends on our ability to increase the number of end users located outside of the United States, our business will be susceptible to risks associated with international operations.

As of June 30, 2010, we had international operations in China, the United Kingdom and Brazil. Our experience with wireless carriers outside the United States is limited. Although we have entered into agreements with 14 wireless carriers to provide our LBS in 29 countries and in absolute dollars our revenue from international operations increased in each of the periods presented, our revenue from the United States constituted 97%, 96% and 97% of our total revenue for fiscal 2008, 2009 and 2010, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on foreign wireless carriers with different pricing models;

•	availability of reliable 2G, 3G and 4G mobile networks in those countries;

•	requirements that we comply with local telecommunication regulations in those countries;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability in some jurisdictions;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability.

We rely on our management team and need additional personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.

Our success and future growth depend on the skills, working relationships and continued services of our management team and in particular, our founders, Y.C. Chao, H.P. Jin and Robert Rennard. Our future performance will depend on our ability to continue to retain our senior management. Our future success also will depend on our ability to attract, retain and motivate highly skilled personnel in the United States and internationally. All of our employees work for us on an at will basis. Competition for personnel is intense, particularly in the software industry and for persons with experience with GPS and LBS. As a result, we may be unable to attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could adversely affect our business. We do not maintain key person insurance for any of our personnel.

If we are unable to integrate future acquisitions successfully, our operating results and prospects could be harmed.

We have not made any acquisitions to date and we do not have any current plans, proposals or understandings relating to any material acquisitions or licenses. In the future, we may make acquisitions to improve our LBS offerings or expand to new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions we may pursue would involve numerous risks, including the following:

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	our inability to retain key personnel of the acquired company;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and partners of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies.

We may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will likely experience dilution, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with financial covenants and secure that debt obligation with our assets.

If our end users increase their usage of our services, our net operating income may decline because the fees we receive from our wireless carrier partners generally do not depend on usage.

With limited exceptions, our wireless carrier partners pay us fees that do not vary depending on whether or how often an end user uses our services. Historically, end users using certain mobile phones or under certain service plans tended to use our services more than other end users. We budget and operate our services by making certain assumptions about usage patterns. Over time, usage by subscribers who have access to our services under bundled plans has increased. If our end users were to further increase their usage of our services substantially, we would incur additional expenses to expand our server capacity, operate additional data centers and pay additional third party content fees. These additional costs would harm our operating results and financial condition.

We may be required to incur unanticipated capital expenditures.

Circumstances may arise that require us to make unanticipated capital expenditures including:

•	the implementation of our equipment at new data centers and expansion of our operations at data centers;

•	the replacement of outdated or failing equipment; and

•	the acquisition of key technologies to support or expand our LBS.

We rely on network infrastructures provided by our wireless carrier partners and mobile phones for the delivery of our LBS to end users.

We generally provide our services from our own servers, which require close integration with the wireless carriers’ networks. We may be unable to provide high quality services if the wireless carriers’ networks perform poorly or experience delayed response times. Our future success will depend on the availability and quality of our wireless carrier partners’ networks in the United States and abroad to run our LBS. This includes deployment and maintenance of reliable 2G, 3G and 4G networks with the speed, data capacity and security necessary to provide reliable wireless communications services. We do not establish or maintain these wireless networks and have no control over interruptions or failures in the deployment and maintenance by wireless carrier partners of their network infrastructure. In addition, these wireless network infrastructures may be unable to support the demands placed on them if the number of subscribers increases, or if existing or future subscribers increase their use of limited bandwidth. Market acceptance of our LBS will depend in part on the quality of these wireless networks and the ability of our wireless carrier partners to effectively manage their subscribers’ expectations.

Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures and could face outages and delays in the future. These outages and delays could affect our ability to provide our LBS successfully. In addition, changes by a wireless carrier to network infrastructure may interfere with the integration of our servers with their network and delivery of our LBS and may cause end users to lose functionality for services they have already purchased. Any of the foregoing could harm our business, operating results and financial condition.

We cannot control the quality standards of our wireless carrier partners, their mobile phone providers and other technology partners. We cannot guarantee that the mobile phones are free from errors or defects. If errors or defects occur in mobile phones or services offered by our wireless carrier partners, it could result in consumers terminating our services, damage to our reputation, increased customer service and support costs, warranty claims, lost revenue and diverted development resources, any of which could adversely affect our business, results of operations and financial condition.

Mergers, consolidations or other strategic transactions in the wireless communications industry could weaken our competitive position, reduce the number of our wireless carrier partners and adversely affect our business.

The wireless communications industry continues to experience consolidation and an increased formation of alliances among wireless carriers and between wireless carriers and other entities. Should one of our wireless carrier partners consolidate or enter into an alliance with another carrier, this could have a material adverse impact on our business. For example, our wireless carrier partner Alltel was acquired by Verizon in early 2009. Although we had an agreement with Alltel to be the exclusive white label provider of navigation services, Verizon elected to discontinue selling mobile phones preloaded with our LBS. We have experienced a decline in our revenue from the combined entity as a result of this decision, and expect this decline to continue. Such a consolidation or alliance may cause us to lose a wireless carrier partner or require us to reduce prices as a result of enhanced customer leverage, which would have a negative effect on our business. We may not be able to expand our base of wireless carrier partners to offset revenue declines if we lose a wireless carrier partner or if the number of end users for our services declines.

In addition, if two or more of our competitors or wireless carrier partners were to merge or partner, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with their wireless carrier partners, sales channel partners or other parties with whom we have strategic relationships, thereby limiting our ability to promote our LBS. These events could reduce our revenue and adversely affect our operating results.

Reduced expenditures for mobile phones or wireless services due to adverse or uncertain economic conditions may negatively affect our business and results of operations.

Recent adverse economic conditions and future uncertainties may directly affect the marketing and distribution of mobile phones and our LBS by our wireless carrier partners. As current and future conditions in the domestic and global economies remain uncertain, it is difficult to estimate the level of economic growth, which may cause some wireless carriers to emphasize marketing basic voice services rather than data services, such as LBS. In addition, subscribers may try to reduce their monthly expenses by reducing spending on discretionary wireless services, such as ours. Accordingly, the future direction of the overall domestic and global economies will have an impact on our overall performance. Economic conditions are beyond our control. If these economic conditions worsen or fail to improve, we may experience reduced demand for and pricing pressure on our LBS, which could harm our operating results.

Risks related to our intellectual property and regulation

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us or our wireless carrier partners may cause our business, operating results and financial condition to suffer.

Our commercial success depends in part upon us and our customers not infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures. We operate in an industry with extensive intellectual property litigation and it is not uncommon for our wireless carrier partners and competitors to be involved in infringement lawsuits by or against third parties. Many industry participants that own, or claim to own, intellectual property aggressively assert their rights, and our wireless carrier partners, which we agree in certain circumstances to indemnify for intellectual property infringement claims related to our services, are often targets of such assertions. We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.

We have received, and may in the future receive, claims from third parties asserting infringement and other related claims. For example, on November 17, 2009, WRE-Hol, LLC filed a complaint against us in the United States District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP) alleging that we infringe a patent owned by WRE-Hol, LLC. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses, and injunctive relief against us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, H.P. Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. Additionally, on December 31, 2009, Vehicle IP, LLC filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF) alleging that certain of our navigation services, including our GPS Navigator, infringe a patent owned by Vehicle IP, LLC. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 11, 2010, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid. Vehicle IP denied these counterclaims and requested that they be dismissed. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T Mobility was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T Mobility has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T Mobility. The court has not yet ordered a scheduling conference for the litigation. Furthermore, on April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The suit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information,

LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of these lawsuits and uncertainties related to litigation, we are unable to evaluate the likelihood of either favorable or unfavorable outcomes. Accordingly, we are unable at this time to estimate the effects of these lawsuits on our financial condition, results of operations, or cash flows.

These cases and future litigation may make it necessary to defend ourselves and our wireless carrier partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us or our wireless carrier partners. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

•	adversely affect our relationships with our current or future wireless carrier partners;

•	cause delays or stoppages in the shipment of TeleNav enabled mobile phones, or cause us to modify or suspend the provision of our LBS;

•	cause us to incur significant expenses in defending claims brought against our wireless carrier partners or us;

•	divert management’s attention and resources;

•	subject us to significant damages or settlements;

•	require us to enter into settlements, royalty or licensing agreements on unfavorable terms; or

•	require us to cease certain activities.

In addition to liability for monetary damages against us or, in certain circumstances, our wireless carrier partners, we may be prohibited from developing, commercializing or continuing to provide certain of our LBS unless we obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms, or at all. If we do not obtain such licenses, our business, operating results and financial condition could be materially adversely affected and we could, for example, be required to cease offering our LBS or be required to materially alter our LBS, which could involve substantial costs and time to develop.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by defective software and other losses.

Our agreements with our wireless carrier partners include indemnification provisions. We agree to indemnify them for losses suffered or incurred in connection with our LBS, including as a result of intellectual property infringement, damages caused by defects and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally substantial and may be unlimited. In addition, some of these agreements permit our indemnitees to terminate their agreements with us if they determine that the use of our LBS infringes third party intellectual property.

We have received, and expect to receive in the future, demands for indemnification under these agreements. These demands can be very expensive to settle or defend, and we have in the past incurred substantial legal fees in connection with certain of these indemnity demands. For example, we have been notified by several wireless carriers that they have been named as defendants in three patent infringement cases for which they may seek indemnification from us. See the section entitled “Legal Proceedings.” These indemnity demands relate to pending litigation and remain outstanding and unresolved as of the date of this Form 10-K. Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to the current or future notifications, could materially harm our business, operating results and financial condition.

We may in the future agree to defend and indemnify our wireless carrier partners in connection with the pending notifications or future demands, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our wireless carrier partners’ indemnity demands, which may lead to disputes with our wireless carrier partners and may negatively impact our relationships with them or result in litigation against us. Our wireless carrier partners may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. Our agreements with Sprint and AT&T may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or services infringed upon a third party’s rights. If, as a result of indemnity demands, we make substantial payments, our relationships with our wireless carrier partners are negatively impacted or if any of our wireless carrier agreements is terminated, our business, operating results and financial condition could be materially adversely affected. See the section entitled “Legal Proceedings.”

Changes in government regulation of the wireless communications industry may adversely affect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, including laws and regulations regarding lawful interception of personal data, use of mobile phones while driving, privacy, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications industries may lessen the growth of wireless communications services and may materially reduce our ability to increase or maintain sales of our LBS.

We may become subject to significant product liability costs.

If our LBS or products contain defects, there are errors in the maps supplied by third party map providers or if our end users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. We maintain limited insurance against accident related risks involving our products. However, we cannot assure you that this insurance would be sufficient to cover the cost of damages to others or will continue to be available at commercially reasonable rates. In addition, insurance coverage generally will not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover an award, our business, financial condition and results of operations could be adversely affected.

Government regulation designed to protect end user privacy may make it difficult for us to provide our services or adopt advertising based revenue models.

We transmit and store a large volume of personal information in the course of providing our LBS. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal information that is collected, stored and transmitted in or from the governing jurisdiction.

Legislation may also be adopted in various jurisdictions that prohibits use of personal information and search histories to target end users with tailored advertising, or provide advertising at all. Although our current business model does not rely on advertising revenue, we may explore advertising revenue in the future to improve ARPU in certain markets.

We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business. For example, the USA PATRIOT Act provides certain rights to U.S. law enforcement authorities to obtain personal information in the control of U.S. persons and entities without notifying the affected individuals. If we are required to allocate significant resources to modify the delivery of our services to enable enhanced legal interception of the personal information that we transmit and store, our results of operations and financial condition may be adversely affected.

In addition, because various foreign jurisdictions have different laws and regulations concerning the storage and transmission of personal information, we may face unknown requirements that pose compliance challenges in new international markets that we seek to enter. Such variation could subject us to costs, delayed service launches, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.

As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of personal information. These and other privacy concerns could adversely impact our business, results of operations and financial condition.

If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.

We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. However, our issued patents and any future patents that may issue may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not issue from any of our current or any future applications.

Monitoring unauthorized use of our intellectual property is difficult and costly. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our LBS. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination favorable to us.

Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.

We have devoted substantial resources to the development of our proprietary technology, including the proprietary software components of our LBS and related processes. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of our confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We use open source software in our LBS platform and client applications that may subject our LBS platform and client applications to general release or require us to re-engineer our LBS platform and client applications, which may cause harm to our business. We use open source software in our LBS platform and client applications and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release our proprietary source code. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our LBS platform and client applications, discontinue the sale of our service in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.

The occurrence or perception of a security breach or disclosure of confidential information could harm our business.

Our LBS include the transmission and storage of personal, private and confidential information primarily related to the location of our end users. If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business and financial results. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential end users. Even the perception of a security risk could inhibit market acceptance of our LBS. In addition, we may be required to invest additional resources to protect against damages caused by any actual or perceived disruptions of our LBS or security breaches. We may also be required to provide information about the location of an end user’s mobile phone (or vehicle, with respect to certain TeleNav Track services) to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could harm our business.

Risks related to being a publicly traded company and holding our common stock

As a public company, we are obligated to develop and maintain effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ending June 30, 2011. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our auditors will also have to issue an opinion on the effectiveness of our internal control over financial reporting.

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to conclude that our internal control over financial reporting is effective, or if our auditors were to express an adverse opinion on the effectiveness of our internal controls because we had one or more material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

We are currently subject to securities class action litigation and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 IPO. The complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 IPO, traceable to our Form S-1/A Registration Statement and Prospectus filed with the Securities and Exchange Commission, or SEC, on May 13, 2010. The complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act of 1933, as amended, or the Securities Act, by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11 and 15 of the Securities Act. Specifically, the complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We expect that other purported plaintiffs will file claims in this case. We deny these allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of the pending and potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

In the past, we identified a material weakness in our internal control over financial reporting, and if in the future we identify material weaknesses our ability to operate our business may be adversely affected.

In the past, we identified a material weakness in our internal control over financial reporting which we have remediated. We may in the future identify additional material weaknesses. Implementing any appropriate changes to our internal controls to address such a material weakness may distract our officers and employees, entail substantial costs to modify our existing processes and add necessary personnel as well as take significant time to complete. These changes may not, however, be effective in achieving or maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. We cannot assure you that there will not be material weaknesses in our internal controls in the future. If we fail to address material weaknesses in our internal control over financial reporting, our ability to operate our business may be adversely affected.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we will incur significant legal, accounting, investor relations and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the stock exchange on which our common stock is traded. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are unable currently to estimate these costs with any degree of certainty. We also expect that, as a public company, it will be more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Regulations relating to offshore investment activities by residents of China may limit our ability to acquire Chinese companies and could adversely affect our business.

In October 2005, SAFE, a Chinese government agency, promulgated “Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Corporate Financing and Roundtrip Investment Through Offshore Special Purpose Vehicles,” or Circular 75, that states that if Chinese residents use assets or equity interests in their Chinese entities as capital contributions to establish offshore companies or inject assets or equity interests of their Chinese entities into offshore companies to raise capital overseas, they must register with local SAFE branches with respect to their overseas investments in offshore companies. They must also file amendments to their registrations if their offshore companies experience material events involving capital variation, such as changes in share capital, share transfers, mergers and acquisitions, spinoff transactions, long term equity or debt investments or uses of assets in China to guarantee offshore obligations. Under this regulation, their failure to comply with the registration procedures set forth in such regulation may result in restrictions being imposed on the foreign exchange activities of the relevant Chinese entity, including restrictions on the payment of dividends and other distributions to its offshore parent, as well as restrictions on the capital inflow from the offshore entity to the Chinese entity.

We attempt to comply, and attempt to ensure that our stockholders who are subject to Circular 75 and other related rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our stockholders who are Chinese residents have complied or will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 75 or other related rules. Any future failure by any of our stockholders who is a Chinese resident, or controlled by a Chinese resident, to comply with relevant requirements under this regulation could subject us to fines or sanctions imposed by the Chinese government, including restrictions on our Chinese subsidiary’s ability to pay dividends or make distributions to us.

We may be subject to fines and legal sanctions if we or our employees who are Chinese citizens fail to comply with Chinese regulations relating to employee stock options granted to Chinese citizens.

On December 25, 2006, the PBOC, a Chinese government agency, issued the “Administration Measures on Individual Foreign Exchange Control,” and its implementation rules were issued by SAFE and took effect as of February 1, 2007. Under these regulations, all foreign exchange matters involved in an employee stock option plan or similar plan in which Chinese citizens participate requires approval from the SAFE or its authorized branch. On March 28, 2007, SAFE promulgated the “Application Procedure of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Holding Plan or Stock Option Plan of Overseas-Listed Company,” or the Stock Option Rule. Under the Stock Option Rule, Chinese citizens who are granted stock options or restricted share units, or issued restricted shares by an overseas publicly listed company are required to complete certain procedures and transactional foreign exchange matters upon the examination by, and approval of, SAFE. We and our employees who are Chinese citizens who have been granted stock options are subject to the Stock Option Rule. Although we have made an application to SAFE, our request may not be granted in a timely manner, if at all. If the relevant Chinese regulatory authority determines that our Chinese employees who hold such options or our Chinese subsidiaries fail to comply with these regulations after our listing, such employees and our Chinese subsidiaries may be subject to fines and legal sanctions.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2010, we announced that we were in discussions with Sprint to renegotiate our agreement and several financial analysts published research reports downgrading our stock. After our announcement and the publication of these reports, our stock price fell almost 40% in a single day. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. If our stock continues to trade at prices below $5.00 per share, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.

Our stock price has fluctuated and declined significantly since our IPO in May 2010, and may continue to fluctuate or decline in the future.

Our common stock was sold in our IPO at $8.00 per share. Although our common stock traded at prices as high as $11.48 per share shortly after our IPO, it has also traded at prices as low as $4.65 more recently. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

•	actual or anticipated fluctuations in our operating results;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures, capital raising activities or capital commitments;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC; and

•	lawsuits threatened or filed against us.

General market conditions and domestic or international macroeconomic factors unrelated to our performance, such as the continuing unprecedented volatility in the financial markets, may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. Investors in our common stock may not be able to dispose of the shares they purchased at prices above the IPO price, or, depending on market conditions, at all.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 65.6% of our common stock outstanding as of June 30, 2010. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Our stock price could decline due to the large number of outstanding shares of our common stock eligible for future sale.

Sales of substantial amounts of our common stock in the public market following our IPO, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate.

Upon completion of the release of the underwriters’ lockup from our IPO on or about November 14, 2010, 34,929,223 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our corporate headquarters are located at 1130 Kifer Road, Sunnyvale, California in an office consisting of approximately 46,500 square feet pursuant to a lease that expires in January 2012. We sublease additional office space in Sunnyvale, California of approximately 23,000 square feet pursuant to a sublease that expires in December 2011. We lease approximately 48,500 square feet of space in Shanghai, China for our research and development, sales and support operations pursuant to leases expiring in September 2014, as well as approximately 17,000 square feet and approximately 9,500 square feet in Beijing and Xi’an, China, respectively, for research and development operations pursuant to leases expiring in May 2012 and October 2011, respectively. We also lease office space of less than 2,500 square feet each in Kirkland, Washington, Ashburn, Virginia and Chelmsford, England for our sales, marketing and business development personnel located in those areas. In addition to our headquarters and other offices, we lease data center space in Sunnyvale, Sacramento and Santa Clara, California. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our wireless carrier partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.

On November 17, 2009, WRE-Hol, LLC filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The suit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, H.P. Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims.

On December 31, 2009, Vehicle IP, LLC filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The suit alleges that certain of our navigation services, including our GPS Navigator, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 11, 2010, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid. Vehicle IP denied these counterclaims and requested that they be dismissed. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T Mobility was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T Mobility has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T Mobility. The court has not yet ordered a scheduling conference for the litigation. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The suit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 IPO. The complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 IPO, traceable to our Form S-1/A Registration Statement and Prospectus filed with the SEC on May 13, 2010. The complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11 and 15 of the Securities Act. Specifically, the complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We expect that other purported plaintiffs will file claims in this case. We deny these allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In addition, we have received, and expect to continue to receive, demands for indemnification from our wireless carrier partners, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-K. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our wireless carrier partners in compliance with our contractual commitments. We are not a party to the following cases; however our wireless carrier partners have requested that we indemnify them in connection with such cases:

In 2008, Alltel, AT&T, Sprint and T-Mobile, each demanded that we indemnify and defend them against a lawsuit brought by Emsat Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “Emsat”) in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818) alleging that the wireless carriers infringe U.S. Patent Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 in connection with the delivery of wireless telephone services and seeking unspecified damages. The Emsat entities are patent holding companies. In May 2009, several of the cases were stayed pending proceedings relating to a request for reexamination of all the patents at issue in the litigation. In June 2009, the U.S. Patent and Trademark Office denied the requests for reexamination as it relates to all of the patent claims asserted in the lawsuits. Subsequently, the defendants in certain of the cases filed requests for reexamination of U.S. Patent No. 6,847,822 and indicated that they would do the same with respect to U.S. Patent No. 7,289,763. On December 22, 2009, the U.S. Patent and Trademark Office granted the request for reexamination of 17 claims of U.S. Patent No. 6,847,822. On March 16, 2010, the U.S. Patent and Trademark Office confirmed two of the 17 claims and rejected the other 15 claims. On August 18, 2010, a third-party requestor filed an ex parte request for reexamination of U.S. Patent No. 6,324,404. That request is pending before the U.S. Patent and Trademark Office. In the Sprint and Alltel cases, the court has not yet lifted the stay, and denied the plaintiff’s motion to vacate the stay on August 20, 2010. In the T-Mobile and AT&T cases, the parties voluntarily vacated the stay and a trial status conference with the court was held on September 24, 2009. A claim construction hearing was held on May 10, 2010 and the court issued its claim construction ruling on August 23, 2010. T-Mobile and AT&T also filed a motion for partial summary judgment on the invalidity of some asserted claims of the patents-in-suit. On August 23, 2010, the court denied the partial summary judgment motion. Google joined as an intervenor in the T-Mobile case because T-Mobile also sought indemnification from Google. In the AT&T case, Emsat amended the complaint to allege a breach of contract claim and AT&T denied the allegation in its answer. The AT&T case was consolidated with EMSAT Advanced Geo-Location Technology, LLC et al v. Tracfone Wireless, Inc. (Case No. 5:10-CV-00245). As of the date of this Form 10-K, we and the wireless carriers have not determined whether, and to what extent, we will provide indemnification regarding the litigation. We cannot reasonably estimate whether and to what extent we would indemnify our wireless carrier partners or the potential losses they and we may experience in connection with such litigation.

In March and May 2009, AT&T and Sprint demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2009, Sprint did the same. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement. In July 2010, Sprint settled its claims with Tendler. We have resolved the amount of our contribution towards Sprint’s settlement amount with Sprint, but we continue to discuss some ancillary issues with Sprint to bring this matter to a close. These settlement amounts were accrued in our consolidated financial statements as of June 30, 2010.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, with certain limitations, and we are presently negotiating the scope of our indemnification obligations with Sprint. We cannot reasonably estimate to what extent we will indemnify Sprint or the potential losses it and we may experience in connection with such litigation.

Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to wireless carriers’ indemnity demands with respect to pending litigation, could materially harm our business, operating results and financial condition. When we believe a loss or a cost of indemnification is probable and can be reasonably estimated, we accrue the estimated loss or cost of indemnification in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss or cost of indemnification, if any, is probable and can be reasonably estimated or the outcome becomes known. Although we have not agreed to defend or indemnify our wireless carrier partners for the outstanding and unresolved indemnity demands, we may in the future agree to defend and indemnify our wireless carrier or other partners in connection with demands for indemnification, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our solution infringes the asserted intellectual property rights. Alternatively, we may reject certain of our wireless carriers’ or other partners’ indemnity demands, including the outstanding demands, which may lead to disputes with our wireless carrier or other partners, negatively impact our relationships with them or result in litigation against us. Our wireless carrier or other partners may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If we make substantial payments as a result of indemnity demands, our relationships with our wireless carrier or other partners are negatively impacted, or any of our wireless carrier or partner agreements is terminated, our business, operating results and financial condition could be materially harmed.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Global Market under the symbol “TNAV” on May 13, 2010. The following table sets forth the range of high and low closing sales prices of our common stock for the period indicated:

Year ended June 30, 2010	High	Low
May 13, 2010 through June 30, 2010	$9.80	$7.85

We had approximately 287 stockholders of record as of August 31, 2010. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

STOCK PERFORMANCE GRAPH

This performance graph shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of TeleNav, Inc. under the Securities Act or the Exchange Act.

The following graph shows a comparison from May 13, 2010 (the date our common stock commenced trading on The NASDAQ Global Market) through June 30, 2010 of cumulative total return for our common stock, the NASDAQ Composite Index and the Russell 3000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Russell 3000 Index assume reinvestment of dividends.

	5/13/10	5/31/2010	6/30/2010
TeleNav, Inc	100.00	85.61	85.61
NASDAQ Composite	100.00	91.74	86.36
Russell 3000	100.00	92.10	86.81

Use of Proceeds

On May 13, 2010, our registration statement (No. 333-162771) on Form S-1 was declared effective for our IPO, pursuant to which we registered the offering and sale of an aggregate of 6,550,000 shares of common stock, at a price of $8.00 per share. Included in the above amount is the underwriter’s overallotment of 1,050,000 shares of common stock, which overallotment was exercised on May 17, 2010. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 23,345,247 shares of common stock and we issued a stock dividend of 636,139 shares of our common stock to holders of our Series E preferred stock upon the conversion of those preferred shares into common stock. The offering, which closed on May 18, 2010, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.

As a result of the offering, we received net proceeds of approximately $44.6 million, which is comprised of gross proceeds from shares we issued in the IPO of $52.4 million, offset by underwriting discounts and commissions of $3.7 million and total offering costs of $4.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We anticipate that we will use the net proceeds from the IPO for working capital and other general corporate purposes, which may include sales and marketing expenditures, general and administrative expenditures, developing new products and funding capital expenditures. We also may use a portion of the net proceeds to acquire or license products, technologies or businesses we believe to be complementary. However, we do not have agreements or commitments for any specific acquisitions at this time. We will have broad discretion in the way we use the net proceeds. Pending use of the net proceeds as described above, we intend to invest the net proceeds in money market funds and investment grade debt securities. There has been no material change in the planned use of proceeds from our IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of income data for fiscal years ended June 30, 2010, 2009 and 2008 and the balance sheet data as of June 30, 2010 and 2009 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of income data for the fiscal years ended June 30, 2007 and 2006 and the balance sheet data as of June 30, 2008, 2007 and 2006 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). We have not declared or distributed any cash dividends on our common stock. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data: (in thousands, except per share data)	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
Revenue	$171,162	$110,880	$48,065	$27,716	$17,288
Cost of revenue	29,481	20,250	11,359	7,965	3,599

Gross profit	141,681	90,630	36,706	19,751	13,689

Operating expenses:
Research and development(1)	41,556	23,500	13,687	10,923	6,288
Sales and marketing	17,197	16,536	13,245	14,506	6,101
General and administrative(2)	14,518	8,302	4,993	4,677	2,962

Total operating expenses	73,271	48,338	31,925	30,106	15,351

Income (loss) from operations	68,410	42,292	4,781	(10,355)	(1,662)
Other income (expense), net	(407)	(776)	10	710	(141)

Income (loss) before provision for income taxes	68,003	41,516	4,791	(9,645)	(1,802)
Provision for income taxes	26,593	11,898	184	1	1

Net income (loss)	$41,410	$29,618	$4,607	$(9,646)	$(1,803)

Net income (loss) applicable to common stockholders	$25,560	$15,719	$1,875	$(10,852)	$(2,317)

Net income (loss) per share applicable to common stockholders:
Basic	$1.64	$1.39	$0.17	$(1.00)	$(0.29)

Diluted	$0.83	$0.57	$0.07	$(1.00)	$(0.29)

Weighted average shares used in computing net income (loss) per share applicable to common stockholders:
Basic	15,569	11,273	11,173	10,840	8,126

Diluted	30,833	27,724	26,872	10,840	8,126

(1)	Fiscal 2010 includes $1.5 million of stock compensation expense associated with certain stock option grants that vested upon the closing of our IPO.
(2)	Fiscal 2010 includes $1.3 million of stock compensation expense associated with a stock option grant that vested upon the closing of our IPO.

Consolidated Balance Sheets Data: (in thousands)	June 30,
	2010	2009	2008	2007	2006
Cash and cash equivalents	$112,862	$33,128	$16,850	$18,733	$27,267
Working capital	134,878	44,899	22,676	17,599	27,478
Total assets	173,720	72,210	36,029	26,582	32,071
Preferred stock warrant liability	—	2,511	1,668	1,016	724
Convertible preferred stock	—	51,368	50,160	47,196	47,196
Common stock and additional paid-in capital	109,729	3,501	2,926	2,543	2,003
Total stockholders’ equity (deficit)	149,037	3,376	(25,765)	(27,877)	(18,934)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about TeleNav and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in “Risk factors” in Item 1A of this Form 10-K, Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Form 10-K. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

We are a leading provider of LBS, including voice guided navigation, on mobile phones. Our LBS solutions provide consumers and enterprises with convenient and easy to use location specific, real time and personalized features and functions. By using an integral tool of their daily lives, their mobile phone, our end users can access our LBS almost anytime and anywhere to efficiently navigate to their destinations and easily obtain relevant local information. Through our hosted service delivery model, we provide our solutions through the networks of leading wireless carriers in the United States, including Sprint and AT&T, as well as through certain carriers in other countries. Our flexible and proprietary LBS platform enables us to efficiently provide our LBS to millions of end users, across more than 500 types of mobile phones, all major mobile phone operating systems and a broad range of wireless network protocols. In the three months ended June 30, 2010, we had a monthly average of 16.1 million paying end users, who represented less than seven percent of our U.S. wireless carrier partners’ total subscribers.

We primarily derive our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a stand alone service or in a bundle with other applications. End users are generally billed for our services through their wireless carrier. We receive revenue from our wireless carrier partners in three ways: (1) a monthly subscription fee per end user, (2) commencing in fiscal 2011, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Our wireless carrier partners may offer our services on a stand alone basis or bundled with other voice and data services. In the future, we may have other revenue models, including fees for certain automotive navigation applications or advertising supported arrangements. We and our wireless carrier partners may offer subscribers a 30-day free trial for our service. We believe that the wireless carrier billing makes our services more appealing to consumers and enterprises as they are not required to pay a separate monthly charge to a different vendor. For a small minority of end users who purchase our LBS through our website or in application stores, we bill their credit cards directly on a monthly basis.

In September 2010, we and our largest customer, Sprint, entered into an amendment to our agreement that will result in us receiving a fixed annual fee from Sprint for their bundled service subscribers’ use of our navigation services in which the annual fee is not dependent upon the number of subscribers participating in those bundles until such time as a specified threshold is reached. This amendment to our Sprint agreement did not have any impact on our results of operations for fiscal 2008, 2009 or 2010 but will affect our results of operations beginning in the first quarter of fiscal 2011. We anticipate that our amended agreement with Sprint will result in further declines in ARPU and significant reductions in revenue from Sprint for bundled basic navigation services compared to the most recent quarter, but will also likely result in continued increases in the number of subscribers. Although we are entitled to receive more revenue from Enterprise LBS, mobile commerce and premium navigation services than we were previously, we may not be able to realize these benefits in the short term or at all. We cannot predict the ultimate financial impact of our amended agreement with Sprint. As a result of this amendment to our agreement with Sprint, we believe that future ARPU and average monthly paying end users may not be comparable to earlier periods or be a meaningful indicator of our financial performance.

In September 2010, we also amended our agreement with Tele Atlas to change the fee structure for map and POI data we provide as part of our navigation services in Sprint’s bundled offerings. The material impact of the amendment is to align the manner in which we pay fees to Tele Atlas with the manner in which we receive revenue from Sprint. Pursuant to the amended agreement, we will pay Tele Atlas a percentage of fees we collect from Sprint for basic navigation services and our gross advertising and mobile commerce revenue, as well as a flat monthly fee per subscriber for premium navigation services. We also agreed to certain guaranteed minimum payments to Tele Atlas for such services. These amendments did not affect our results of operations for fiscal 2008, 2009 or 2010 but will affect our results of operations beginning in the first quarter of fiscal 2011. Although we have taken action to increase the predictability of certain of our third party map and POI data costs for services that we provide for an annual fixed fee that is not dependent on the number of subscribers, we may not have adequately aligned our fee structure for map and POI data with revenue from Sprint’s bundled offerings, and may not be successful in minimizing the impact of the recent Sprint amendment on our gross margin.

Our total revenue grew from $48.1 million in fiscal 2008 to $110.9 million in fiscal 2009 and to $171.2 million in fiscal 2010. Our net income also increased from $4.6 million in fiscal 2008 to $29.6 million in fiscal 2009 and to $41.4 million in fiscal 2010.

Key components of our results of operations

Sources of revenue

We primarily derive our revenue from our wireless carrier partners for their customers’ subscriptions to our LBS, as well as from activation fees for certain of our services. We receive revenue from our wireless carrier partners in three ways: (1) a monthly subscription fee per end user, (2) commencing in fiscal 2011, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Certain of our contracts provide our wireless carrier partners with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier partners pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a stand alone basis. In the future, we may have other revenue models, including fees for certain automotive navigation applications or advertising supported arrangements.

Our wireless carrier partners are responsible for billing and collecting the fees they charge their subscribers for the right to use our LBS. When we are paid on a revenue sharing basis with our wireless carrier partners, the amount we receive varies depending on several factors including the revenue share rate negotiated with the wireless carrier partner, the price charged to the subscriber by the wireless carrier partner, the specific sales channel of the wireless carrier partner in which the service is offered and the features and capability of the service. As a result, the amount we receive for any subscriber may vary considerably, and is subject to change over time.

In addition, the amount we are paid per end user may also vary depending upon the metric used to determine the amount of the payment, including the number of end users at any time during a month, the average monthly paying end users, the number and timing of end user billing cycles and end user activity. Although our wireless carrier partners generally have sole discretion about how to price our LBS to their subscribers, our revenue sharing arrangements generally include monthly minimum fees per end user. To a much lesser extent, we also sell our services directly to consumers through our website and through application stores.

Subscription fees from our wireless carrier partners represented substantially all of our revenue for fiscal 2010. In fiscal 2010, Sprint and AT&T represented 55% and 34% of our revenue, respectively. Subscription fees from our GPS Navigator service represented 92% and 94% of our revenue in fiscal 2009 and 2010, respectively.

Subscription fees from our MRM services represented less than 10% of our revenue in each of fiscal 2009 and 2010. In absolute dollars, revenue from our non-GPS Navigator services, which include MRM services, increased in fiscal 2010. GPS Navigator is our flagship voice guided real time, turn by turn, mobile navigation service. Our MRM solutions allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. We are developing other LBS solutions with new business models and distribution channels in our current LBS market and adjacent markets. These solutions include in-dash navigation services, location based mobile advertising, and commerce and social networking services. While we have already introduced certain components or initial versions of several of these LBS solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors including adoption by wireless carrier partners and automotive suppliers of the LBS solutions; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising and social networking. See the section entitled “Business—Our services and products” for additional information relating to our GPS Navigator and MRM services and other LBS solutions. We do not expect to derive material amounts of revenue from these service offerings in fiscal 2011. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to cover the costs of these development efforts.

In fiscal 2010, we generated 97% of our revenue in the United States. In absolute dollars, revenue from our international operations increased in fiscal 2010. We are pursuing expansion opportunities with wireless carriers in other countries and therefore expect international revenue to increase in absolute dollars over the longer term.

Cost of revenue

Our cost of revenue consists primarily of the cost of the third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. The largest component of our cost of revenue is the fees we pay to providers of map and POI data, Tele Atlas and NAVTEQ. We have long term agreements with Tele Atlas and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and commencing in fiscal 2011, on a fixed fee basis for certain navigation offerings.

We primarily provide customer support through a third party provider to whom we provide training and assistance with problem resolution. We use three outsourced, hosted data centers to provide our services and industry standard hardware to provide our LBS. We generally offer to our wireless carrier partners and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier partner agreement. We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, including those through bundled offerings, average use of our services by end users increases and from additional operating costs and depreciation associated with our planned additional data center capacity increases, as well as increased amortization of capitalized software development costs.

Operating expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of options granted, based on the department in which the option holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses have increased in absolute dollars from fiscal 2008 to fiscal 2010 and we expect them to continue to increase in fiscal 2011 as we continue to build our infrastructure and add employees across all categories to support our growth, develop new services and products, and expand into international markets.

Research and development. Research and development expenses consist primarily of personnel costs for our development employees and use of outside consultants. We have focused our research and development efforts on improving the ease of use and functionality of our existing services, as well as developing new service and product offerings in our existing markets and in new markets. The majority of our research and development employees are located in our development centers in China and, as a result, a substantial portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese renminbi, or RMB.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs and advertising. As we primarily rely on our wireless carrier partners to market and promote our services to their subscribers, our sales and marketing expenses consist primarily of the cost of supporting our wireless carrier partners and attracting new wireless carrier partners to offer our LBS. We cooperate with our wireless carrier partners in marketing our LBS solutions to their subscribers by preparing marketing materials and working with them on promotional campaigns. We also promote our service offerings through a variety of other programs and online advertisements.

General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, consultants, legal, audit and tax consulting and other professional fees and corporate expenses.

Other income (expense), net. Other income (expense), net consists of interest we earn on our cash and cash equivalents, and the expense resulting from the change in fair value of our outstanding Series E preferred stock warrants. We classify these warrants as liabilities on our balance sheets and record changes in their fair value from period to period in other income (expense), net on our consolidated statements of income. As of December 31, 2009, all remaining outstanding Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock.

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned from our LBS in the United States. We expect our income tax expense to increase as a percentage of pretax income because of the concentration of earnings in the United States and as a result of our recent utilization of federal tax credits which are no longer available. Our effective tax rate could be reduced if our international revenue substantially increases as a percentage of revenue, due to the lower corporate tax rates available in certain countries outside the United States and the availability of net operating loss carryforwards in those countries.

Critical accounting policies and estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. In other cases, our judgment is required in selecting among available alternative accounting policies that allow different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period.

Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.

Revenue recognition. We primarily derive our revenue from subscriptions to access our LBS, which are generally provided through our wireless carrier partners that offer our services to their subscribers. Our revenue is primarily comprised of monthly subscription fees for the use of our LBS, as well as activation fees related to certain services. We recognize revenue when persuasive evidence of an arrangement exists, delivery of those services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

We recognize monthly fees related to our services in the month we provide the services. We defer amounts received in advance of the service being provided and recognize the deferred amounts when the monthly service has been provided. Our agreements do not contain general rights of refund once the service has been provided. We also establish allowances for estimated credits subsequently issued to end users by our wireless carrier partners. We defer activation fees received upon the initiation of certain services and recognize the deferred amounts over the estimated average length of subscription to the service, historically 16 months.

We recognize as revenue the amount our wireless carrier partners report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier partners. We are not the principal provider when selling access to our LBS through our wireless carrier partners as the subscribers directly contract with our wireless carrier partners. In addition, we earn a fixed fee or fixed percentage of fees charged by our wireless carrier partners and our wireless carrier partners have the sole ability to set the price charged to their subscribers for our service. Our wireless carrier partners have direct responsibility for billing and collecting those fees from their subscribers and we and our wireless carrier partners may offer subscribers a 30-day free trial for our service.

In certain instances, due to the nature and timing of monthly revenue and subscriber reporting from our wireless carrier partners, we may be required to make estimates of the amount of LBS revenue to recognize from a wireless carrier partner for the current period. For example, several of our wireless carrier partners do not provide us with sufficient monthly individual subscriber billing period details to allow us to compute the allocation of monthly service fees to the individual end user’s service period, and in such cases we make estimates of any required service period revenue cutoff. In addition, if we fail to receive an accurate revenue report from a wireless carrier partner for the month, we will need to estimate the amount of revenue that should be recorded for that month. These estimates may require judgment, and we consider certain factors and information in making these estimates such as:

•	subscriber data supplied by our wireless carrier partners;

•	wireless carrier partner specific historical subscription and revenue reporting trends;

•	end user subscription data from our internal systems; and

•	data from comparable distribution channels of our other wireless carrier partners.

If we are unable to reasonably estimate recognizable revenue from a wireless carrier partner for a given period, we defer recognition of revenue to the period in which we receive and validate the wireless carrier partner’s revenue report and all of our revenue recognition criteria have been met. If we have recorded an estimated revenue amount, we record any difference between the estimated revenue and actual revenue in the period when we receive the final revenue reports from our wireless carrier partner, which typically occurs within the following month.

In addition to our LBS, we offer mobile phone accessories and other related hardware products through our website. We recognize revenue related to these products upon delivery, assuming all other revenue recognition criteria have been met. Revenue from mobile phone accessories and other related hardware products represented less than 2% of our revenue for fiscal 2008, 2009 and 2010, and we anticipate that this revenue will remain immaterial for fiscal 2011.

Software development costs. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life, which generally ranges from 18 to 24 months depending on the type of application. Costs incurred and capitalized during the application development stage generally include the costs of software configuration, coding, installation and testing. Such costs primarily include payroll and payroll related expenses for employees directly involved in the application development, as well as third party developer fees. We expense preliminary evaluation costs as they are incurred before the application development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. We begin amortizing capitalized costs when a project is ready for its intended use, and we periodically reassess the estimated useful life of a project considering the effects of obsolescence, technology, competition and other economic factors which may result in a shorter remaining life.

We capitalized $438,000, $1.6 million and $2.4 million of software development costs during fiscal 2008, 2009 and 2010, respectively. Amortization expense related to these costs, which was recorded in cost of revenue, totaled $279,000, $418,000 and $939,000 for fiscal 2008, 2009 and 2010, respectively.

Impairment of long-lived assets. We evaluate long-lived assets held and used for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. We continually evaluate whether events and circumstances have occurred that indicate the balance of our property and equipment and intangible assets with definite lives may not be recoverable. Our evaluation is significantly impacted by our estimates and assumptions of future revenue, costs, and expenses and other factors. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. We base the impairment, if any, on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and record it in the period in which we make the determination.

Stock-based compensation expense. We account for stock-based employee compensation arrangements under the fair value recognition method, which requires us to measure the stock-based compensation costs of share-based compensation arrangements based on the grant date fair value, and recognize the costs in the financial statements over the employees’ requisite service period. We recognize compensation expense for the fair value of these awards with time based vesting on a straight-line basis over an employee’s requisite service period of each of these awards, net of estimated forfeitures.

Our stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Cost of revenue	$18	$4	$2
Research and development	2,604	237	202
Selling and marketing	516	155	194
General and administrative	1,789	111	57

Total stock-based compensation expense	$4,927	$507	$455

As of June 30, 2010, there was $8.5 million of unrecognized stock-based compensation expense related to unvested stock option awards, net of estimated forfeitures, that we expect to be recognized over a weighted average period of 3.0 years, respectively.

We utilize the Black-Scholes option-pricing model to determine the fair value of our stock option awards, which requires a number of estimates and assumptions. In valuing share-based awards under the fair value accounting method, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected volatility of our stock is based on the historical volatility of various comparable companies, as we do not have sufficient historical data with regards to the volatility of our own stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected term was based on an analysis of our historical exercise and cancellation activity. In the future, as we gain historical data for volatility in our own stock and the actual term for which employees hold our options, the expected volatility and expected term may change which could substantially change the grant date fair value of future awards of stock options and ultimately the expense we record. In addition, the estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised.

For fiscal 2008, 2009 and 2010, we calculated the fair value of options granted to employees using the Black-Scholes pricing model with the following weighted average assumptions:

	Fiscal Year Ended June 30,
	2010	2009	2008
Dividend yield	—	—	—
Expected volatility	74%	72%	61%
Expected term (in years)	4.85	4.76	4.69
Risk-free interest rate	2.36%	2.46%	3.24%

Preferred stock warrants. In January 2006, we issued warrants to purchase 272,684 shares of our Series E convertible preferred stock. Warrants to purchase 261,323 shares of our Series E convertible preferred stock were outstanding at June 30, 2008 and 2009 and were classified as a liability on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net. As of December 31, 2009, all remaining outstanding Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock.

We recorded charges of $652,000, $843,000 and $346,000 to other income (expense), net for fiscal 2008, 2009 and 2010, respectively, to reflect an increase in the fair value of these warrants. We estimated the fair value using the Black-Scholes model, which requires the input of highly subjective assumptions.

Provision for income taxes. We use the asset and liability method of accounting for income taxes, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount that will more likely than not be realized.

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, benefits and deductions and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets, on a jurisdiction by jurisdiction basis, will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of taxable income in the future. Due to the uncertainty surrounding our ability to realize such deferred tax assets, we had a valuation allowance in amount equal to total deferred assets as of June 30, 2008. After considering both positive and negative evidence, during fiscal 2009, we determined that it was more likely than not that $2.5 million of our U.S. federal and state deferred tax assets would be realizable, based on our earnings history and projected future taxable income. As a result, we recognized an income tax benefit of $2.5 million in fiscal 2009 from the release of a portion of our valuation allowance. Further, during fiscal 2010, we determined that it was now more likely than not that the remaining U.S. federal and state deferred tax assets would be realizable based on continued earnings history and projected future income. As a result, we recognized an income tax benefit of $390,000 in fiscal 2010 from the release of the remaining U.S. federal and state valuation allowance. Through June 30, 2010 we have recorded a full valuation allowance for the deferred tax assets from our United Kingdom and China entities as of the periods ended June 30, 2008, 2009, and 2010 due to our earnings history in these jurisdictions and uncertainty regarding our ability to realize these deferred tax assets in the future.

We make estimates and judgments about our future taxable income that are based on assumptions that are consistent with our plans and estimates. Should the actual amounts differ from our estimates, the amount of our valuation allowance could be materially impacted. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement for the periods in which the adjustment is determined to be required.

On July 1, 2009, we adopted the Financial Accounting Standards Board, or FASB, standard for accounting for uncertainty in income taxes. The revised standard, now codified under the “Income Taxes Topic in the FASB Accounting Standards Codification” clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to estimate and measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as this requires us to determine the probability of various possible outcomes. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately anticipate actual outcomes.

Results of operations

The following tables set forth our results of operations for fiscal 2008, 2009 and 2010, as well as a percentage that each line item represents of our revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Consolidated Statements of Income Data
Revenue	$171,162	$110,880	$48,065
Cost of revenue	29,481	20,250	11,359

Gross profit	141,681	90,630	36,706

Operating expenses:
Research and development	41,556	23,500	13,687
Sales and marketing	17,197	16,536	13,245
General and administrative	14,518	8,302	4,993

Total operating expenses	73,271	48,338	31,925

Income from operations	68,410	42,292	4,781
Other income (expense), net	(407)	(776)	10

Income before provision for income taxes	68,003	41,516	4,791
Provision for income taxes	26,593	11,898	184

Net income	$41,410	$29,618	$4,607

	Fiscal Year Ended June 30,
	2010	2009	2008
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	17	18	24

Gross profit	83	82	76

Operating expenses:
Research and development	24	21	28
Sales and marketing	10	15	28
General and administrative	9	8	10

Total operating expenses	43	44	66

Income from operations	40	38	10
Other income (expense), net	—	(1)	—

Income before provision for income taxes	40	37	10
Provision for income taxes	16	11	—

Net income	24%	27%	10%

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in millions, except per user data)
Additional Key Metrics
Average monthly revenue per user (ARPU)	$1.04	$1.28	$3.58
Average monthly paying end users	13.5	7.1	1.1

Comparison of the fiscal years ended June 30, 2010 and 2009

Revenue. Revenue increased 54% from $110.9 million in fiscal 2009 to $171.2 million in fiscal 2010. The increase was due to growth in the average monthly paying end users from 7.1 million in fiscal 2009 to 13.5 million in fiscal 2010, primarily due to adoption of Sprint’s Simply Everything plans which include our LBS (Sprint Navigation), as well as an increase in end users of AT&T Navigator. Average monthly paying end users for a period is calculated by averaging the number of paying end users for each month in the period, and excludes any users that subscribe under daily plans. Average monthly revenue is calculated by dividing revenue for the period associated with paying end users by the number of months in the period. ARPU is calculated by dividing average monthly revenue by average monthly paying end users. Although our end users increased substantially, our ARPU declined 19% from $1.28 in fiscal 2009 to $1.04 in fiscal 2010. This decline in ARPU was due in part to the increasing proportion of end users accessing our services through our wireless carrier partners’ white label offerings, for which we receive lower monthly fees per end user when compared to our branded offerings. The contractual terms of our bundled offerings with certain wireless carrier partners also provide us a lower per end user fee as the absolute number of subscriptions to those bundled offerings increases, thereby reducing ARPU. In addition, ARPU also declined as a result of the July 1, 2009 reduction of our monthly fees per end user for a majority of our LBS that are bundled with other Sprint services.

Growth in revenue and number of end users for the periods presented primarily reflect Sprint’s decision to offer and promote certain bundles in which all end users under those plans receive the right to use our LBS without additional charge. To benefit from increased numbers of end users, we agreed to provide Sprint with lower monthly per end user fees for these bundles compared to other plans with Sprint. In fiscal 2010, we further lowered pricing on bundled offerings to Sprint, as discussed below. Because a substantial majority of our end users are able to access our LBS through bundled offerings, our ARPU has declined; however, the substantial increase in number of end users has resulted in an increase in revenue. In addition, AT&T’s decision to provide our GPS Navigator as a white label offering to its end users, for which we are paid a lower monthly fee per end user compared to TeleNav branded offerings, also contributed to the decline in our ARPU. Although the migration of AT&T to a white label offering reduced our ARPU, the number of end users subscribing to our services through AT&T has increased.

As a result of these pricing strategies, ARPU declined by $0.24 from $1.28 in fiscal 2009 to $1.04 in fiscal 2010; however, the average monthly paying end users of our LBS increased by 91% and our revenue increased 54% during the same period. The impact of this $0.24 decline in ARPU for our 7.1 million average monthly paying end users during fiscal 2009 was a reduction in revenue based on these end users of $20.1 million for fiscal 2010. The impact of this lower ARPU was more than offset by the 6.4 million increase in average monthly paying end users, from 7.1 million for fiscal 2009 to 13.5 million for fiscal 2010, resulting in a net revenue increase of $60.3 million for fiscal 2010. We believe we would not have achieved the $60.3 million increase in revenue had we not adopted these pricing strategies.

Based on the terms of our current contracts, we anticipate that ARPU from our LBS will decline if bundled subscriptions continue to increase. In addition, ARPU may also decrease if the proportion of end users of white label offerings increases or if competition intensifies. See the section entitled “Risk factors.”

In fiscal 2009 and 2010, revenue from Sprint represented 61% and 55% of our revenue, respectively, and revenue from AT&T represented 29% and 34% of our revenue, respectively. No other wireless carrier or other customer represented more than 10% of our revenue in either period.

Effective July 1, 2009, we amended our agreement with Sprint and agreed to receive a reduced monthly fee per end user for a majority of our LBS that are bundled with Sprint services. We also agreed to provide certain activity based discount incentives to Sprint for the remainder of calendar 2009. In return, Sprint agreed to extend our right to be its exclusive provider of Sprint Navigation, agreed not to terminate our agreement without cause prior to December 31, 2010, agreed to increase the share of any future advertising revenue we are entitled to receive and modified certain other terms. In September 2010, we further amended our agreement with Sprint, which changed the way in which we receive revenue from the majority of the services we provide to Sprint’s subscribers. See “—Overview”.

Subscription fees from our GPS Navigator service represented 92% and 94% of our revenue in fiscal 2009 and 2010, respectively. Activation fees represented less than 1% of our revenue in each of fiscal 2009 and 2010.

We primarily sell our services in the United States. In fiscal 2009 and 2010, revenue derived from U.S. sources represented 96% and 97% of our revenue, respectively.

Cost of revenue. Our cost of revenue increased 46% from $20.2 million in fiscal 2009 to $29.5 million in fiscal 2010. As a percentage of revenue, cost of revenue decreased from 18% in fiscal 2009 to 17% in fiscal 2010. The substantial majority of our cost of revenue related to costs of third party content and technology that we use in providing our LBS such as map, POI, traffic, gas price and weather data and voice recognition technology. The remaining portion of our cost of revenue included expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. Cost of revenue increased at a slightly lower rate than the 54% increase in revenue for the comparable period as a result of the use of lower cost content and lower customer support costs per end user resulting from an increased portion of customer support provided by our wireless carrier partners and our greater use of outsourcing. However, these factors were partially offset by the decrease in ARPU and higher usage rates of third party content by our end users who purchase our services as part of a bundle. The increase in cost of revenue in absolute dollars was primarily driven by the increase in our number of end users. The majority of the increase in cost of revenue in absolute dollars was due to a 38% increase in third party content costs and, to a lesser extent, from a 43% increase in customer support costs as well as increased costs of data center operations.

In September 2010, we amended our agreement with Tele Atlas to change the fee structure for map and POI data we provide for Sprint’s bundled offerings in order to align the manner in which we pay fees to Tele Atlas with the manner in which we receive revenue from Sprint. See “—Overview”. Although we anticipate these changes to our Tele Atlas agreement will reduce the cost impact of the anticipated increase in the number of Sprint bundle subscribers on our cost of revenue, we expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, average usage of our services by end users increases and from amortization and depreciation expense associated with planned data center capacity increases, as well as increased amortization of capitalized software development costs. In addition, we anticipate that ARPU from our LBS will continue to decline, which will further increase cost of revenue as a percentage of revenue.

Gross profit. Our gross profit increased 56% from $90.6 million in fiscal 2009 to $141.7 million in fiscal 2010 primarily due to an increase in the number of our end users. Our gross margin increased from 82% in fiscal 2009 to 83% in fiscal 2010. We expect our gross margin to decline as the ARPU from our LBS continues to decline and cost of revenue increases in both absolute dollars and as a percentage of revenue.

Research and development. Our research and development expenses increased 77% from $23.5 million in fiscal 2009 to $41.6 million in fiscal 2010. The increase was primarily due to the costs associated with increased headcount to enhance the functionality of our services and develop new offerings, increased compensation and benefits for our existing employees, as well as $1.5 million of stock compensation expense associated with certain outstanding stock option grants that vested upon the closing of our IPO. As a percentage of revenue, research and development expenses increased from 21% in fiscal 2009 to 24% in fiscal 2010. The total number of research and development personnel increased 31%, from 524 at June 30, 2009 to 686 at June 30, 2010. We believe that as we continue to invest in expanding the LBS we offer, establish relationships with new wireless carrier partners and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand the services and products we offer.

Sales and marketing. Our sales and marketing expenses increased 4% from $16.5 million in fiscal 2009 to $17.2 million in fiscal 2010. As a percentage of revenue, sales and marketing expenses decreased from 15% in fiscal 2009 to 10% in fiscal 2010. The decline in sales and marketing expenses as a percentage of revenue in fiscal 2010 was the result of leveraging our investment in sales and marketing across a higher revenue base. We expect that our sales and marketing expenses will continue to increase in absolute dollars as we establish relationships with new wireless carrier partners, begin programs to market our services to their subscribers and support our efforts to market and promote other services and products.

General and administrative. Our general and administrative expenses increased 75% from $8.3 million in fiscal 2009 to $14.5 million in fiscal 2010. The increase was primarily due to added personnel, consultants, audit and tax professional fees and legal expenses, as well as $1.3 million of stock compensation expense associated with an outstanding stock option grant that vested upon the closing of our IPO. The total number of general and administrative personnel increased 43%, from 42 at June 30, 2009 to 60 at June 30, 2010. As a percentage of revenue, general and administrative expenses increased from 8% in fiscal 2009 to 9% in fiscal 2010. We expect our general and administrative expenses to increase in absolute dollars in fiscal 2011 as we incur legal fees and potentially other costs in connection with litigation in which we are named defendants or our wireless carrier partners are named defendants and for which they have notified us that they are seeking or may seek indemnification from us. We also expect to incur additional general and administration expenses in fiscal 2011 and beyond associated with being a public company, including higher legal, corporate insurance, audit and tax and financial reporting expenses as well as the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other income (expense), net. Our other income (expense), net was $(776,000) in fiscal 2009 and $(407,000) in fiscal 2010. The change was primarily due to decreases in the expense related to the increase in fair value of our Series E preferred stock warrants, partially offset by lower interest income due to reductions in the interest rates paid on our cash and cash equivalent balances. As of December 31, 2009, all remaining Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock. The preferred stock converted upon the closing of our IPO and the preferred stock was reclassified as common stock and additional paid in capital.

Provision for income taxes. Our provision for income taxes increased 124% from $11.9 million in fiscal 2009 to $26.6 million in fiscal 2010. Our effective tax rate increased from 29% in fiscal 2009 to 39% in fiscal 2010. The increase in the effective tax rate was primarily attributable to a tax benefit in fiscal 2009 related to the release of a portion of our valuation allowance against U.S. federal and state deferred tax assets and a reduction in the forecasted federal research credit for fiscal 2010 due to the expiration of the federal research and development tax credit effective December 31, 2009. The increase was partially offset by a tax benefit recognized in fiscal 2010 for a tax deduction related to Qualified Domestic Production Activities under Section 199 of the Internal Revenue Code and by the release of the remaining valuation allowance related to U.S. federal and state deferred tax assets.

The usage of our remaining U.S. federal loss carryforwards is substantially limited each fiscal year by Section 382 of the Internal Revenue Code. In addition, on September 30, 2008, the State of California enacted Assembly Bill 1452 into law which among other provisions, suspended net operating loss deductions for our fiscal 2009 and 2010, extends for two years the carryforward period of any net operating losses not utilized due to such suspension, and limits the utilization of research and development credit carryforwards to no more than 50% of the tax liability before credits. We expect that for fiscal 2011 our effective tax rate will be approximately 41%.

We adopted the FASB standard for accounting for uncertainty in income taxes at the beginning of fiscal 2010. At the adoption date of July 1, 2009, the cumulative unrecognized tax benefit was $1.1 million, of which $384,000 was netted against deferred tax assets. As of June 30, 2010, our cumulative unrecognized tax benefit was $2.9 million, of which $141,000 was netted against deferred tax assets. Upon adoption, we recognized no adjustment in the liability for unrecognized income tax benefits. We do not believe that it is reasonably possible that the unrecognized tax benefits would materially change in the next 12 months.

We file income tax returns in the U.S. federal jurisdiction, California and various state and foreign tax jurisdictions in which we have subsidiaries. Fiscal 2000 through 2010 remain open to examination by U.S. and state tax authorities, and fiscal 2005 through 2010 remain open to examination by the foreign tax authorities. The Internal Revenue Service, or IRS, commenced an examination of our U.S. income tax returns for fiscal years 2008 and 2009 during fiscal 2010 and such examination has not yet been completed. As of June 30, 2010, the IRS has not formally proposed any significant adjustments to our tax positions. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for income taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority will not have an adverse effect on our results of operations.

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $47,000 and $0 accrued for the payment of interest and penalties at June 30, 2010 and 2009, respectively.

Comparison of the fiscal years ended June 30, 2009 and 2008

Revenue. Revenue increased 131% from $48.1 million in fiscal 2008 to $110.9 million in fiscal 2009. The increase was due to an increase in end users primarily from Sprint’s Simply Everything plans which include our LBS (Sprint Navigation), as well as an increase in end users of AT&T Navigator. Our average monthly paying end users increased from 1.1 million in fiscal 2008 to 7.1 million in fiscal 2009. Although end users increased substantially, our ARPU declined 64% from $3.58 in fiscal 2008 to $1.28 in fiscal 2009 due to the increased adoption of our services through our wireless carrier partners’ bundled offerings, for which we receive lower monthly per end user fees.

Growth in revenue and number of end users for the periods primarily reflects Sprint’s decision to offer and promote a bundled strategy, and our support of this strategy with lower unit pricing, resulting in a lower ARPU for fiscal 2009. ARPU declined by $2.30 from $3.58 for fiscal 2008 to $1.28 for fiscal 2009. The impact of this $2.30 decline in ARPU for our 1.1 million average monthly paying end users during fiscal 2008 was a reduction in revenue based on these end users of $30.1 million for fiscal 2009. However, the impact of this lower ARPU was more than offset by the 6.0 million increase in average monthly paying end users from 1.1 million during fiscal 2008 to 7.1 million for fiscal 2009, resulting in an increase of $62.8 million in revenue for fiscal 2009.

In fiscal 2008 and 2009, revenue from Sprint represented 62% and 61%, respectively, of our revenue and revenue from AT&T represented 26% and 29%, respectively, of our revenue. No other customer represented more than 10% of our revenue in fiscal 2008 or 2009.

Subscription fees from our GPS Navigator service, including carrier white label versions such as Sprint Navigation and AT&T Navigator, represented 84% and 92% of revenue in fiscal 2008 and 2009, respectively. Revenue from our MRM services comprised 15% and 7% of revenue in fiscal 2008 and 2009. Activation fees represented 1% of our revenue in each of fiscal 2008 and 2009. In fiscal 2008 and 2009, revenue derived from U.S. sources represented 97% and 96% of our revenue, respectively.

Cost of revenue. Our cost of revenue increased 78% from $11.4 million in fiscal 2008 to $20.2 million in fiscal 2009. As a percentage of revenue, cost of revenue declined from 24% in fiscal 2008 to 18% in fiscal 2009. The substantial majority of our cost of revenue related to costs of third party content and technology that we use in providing our LBS, such as map, POI, traffic, gas price and weather data and voice recognition technology. The remaining portion of our cost of revenue included expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. Cost of revenue increased at a lower rate than the 131% increase in revenue for the comparable period due to the use of lower cost content and lower customer support costs per end user resulting from an increased portion of customer support provided by our wireless carrier partners and our greater use of outsourcing, partially offset by the decrease in ARPU. The increase in cost of revenue in absolute dollars was primarily driven by the increase in our number of end users. The majority of the increase in cost of revenue in absolute dollars was due to a 121% increase in third party content costs and, to a lesser extent, a 28% increase in customer support costs. The decline in cost of revenue as a percentage of revenue was primarily due to the increase in revenue from end users who receive our services as part of a bundle of services and who, to date, have had lower average usage rates than other subscribers, as well as from the use of lower cost content for our LBS.

Gross profit. Our gross profit increased 147% from $36.7 million in fiscal 2008 to $90.6 million in fiscal 2009 primarily due to the increase in our number of end users. Our gross margin also increased from 76% in fiscal 2008 to 82% in fiscal 2009.

Research and development. Our research and development expenses increased 72% from $13.7 million in fiscal 2008 to $23.5 million in fiscal 2009. The increase was primarily due to additional research and development employees to enhance the functionality of our services and develop new offerings. The total number of research and development personnel increased 94% from 270 at June 30, 2008 to 524 at June 30, 2009. We have China based development locations in Shanghai and Beijing, China. During fiscal 2009, we also opened a research and development facility in Xi’an, China. As a percentage of revenue, research and development expenses fell from 28% in fiscal 2008 to 21% in fiscal 2009 due to the significant increase in revenue and expansion of our research and development headcount in lower cost Chinese development centers.

Sales and marketing. Our sales and marketing expenses increased 25% from $13.2 million in fiscal 2008 to $16.5 million in fiscal 2009. The increase was primarily due to growth in the size and compensation of our sales and marketing team. The total number of sales and marketing personnel increased 8% from 97 at June 30, 2008 to 105 at June 30, 2009. As a percentage of revenue, sales and marketing expenses decreased from 28% in fiscal 2008 to 15% in fiscal 2009 as a result of leveraging our investment in sales and marketing across a higher revenue base.

General and administrative. Our general and administrative expenses increased 66% from $5.0 million in fiscal 2008 to $8.3 million in fiscal 2009. The increase was primarily due to added personnel, consultants and legal expenses and investment in our management information and internal control systems. The total number of general and administrative personnel increased 50% from 28 at June 30, 2008 to 42 at June 30, 2009. As a percentage of revenue, general and administrative expenses decreased from 10% in fiscal 2008 to 8% in fiscal 2009.

Other income (expense), net. Our other income (expense), net was $10,000 in fiscal 2008 and $(776,000) in fiscal 2009. The change was primarily due to increases in the expense related to the increase in the fair value of our Series E preferred stock warrants and reductions in the interest paid on our cash balances.

Provision for income taxes. Our provision for income taxes increased from $184,000 in fiscal 2008 to $11.9 million in fiscal 2009. Our effective tax rate increased from 4% in fiscal 2008 to 29% in fiscal 2009. Our total tax liability and effective tax rate increased in fiscal 2009 due to our higher taxable income, offset somewhat by utilization of research and development tax credits and U.S. federal loss carryforwards, to the extent not limited by Section 382 of the Internal Revenue Code. In addition, we had established a valuation allowance in an amount equal to the deferred tax assets at June 30, 2008. During fiscal 2009, we determined that it was more likely than not that $2.5 million of our deferred tax assets would be realizable, based on our earnings history and projected future taxable income. As a result, we recognized an income tax benefit of $2.5 million in fiscal 2009 through the release of a portion of our valuation allowance.

Liquidity and capital resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$44,450	$23,040	$(286)
Net cash used in investing activities	(9,815)	(6,994)	(1,721)
Net cash provided by (used in) financing activities	45,104	68	(35)
Effect of exchange rate changes on cash and cash equivalents	(5)	164	159

Net increase (decrease) in cash	$79,734	$16,278	$(1,883)

At June 30, 2010, we had cash and cash equivalents of $112.9 million, which primarily consisted of money market mutual funds held at major financial institutions. From inception until fiscal 2010, we financed our operations primarily through private sales of equity. On May 18, 2010, we completed our IPO of 6,550,000 shares of common stock. We raised net proceeds from the offering of $44.6 million after deducting the underwriter’s discount and offering expenses payable by us, based on an IPO price of $8.00 per share, including 1,050,000 shares of common stock purchased by the underwriters in connection with the exercise of their over-allotment option.

Our accounts receivable are heavily concentrated in two wireless carrier partners. As of June 30, 2010, our accounts receivable balance was $37.3 million, of which Sprint and AT&T represented 49% and 38%, respectively.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations and the proceeds of our IPO will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we may experience lower than expected cash generated from operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our wireless carrier partners, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our wireless carrier partners were to elect not to market and distribute our LBS to end users; our wireless carrier partners were to elect to lower the prices charged to their subscribers for our service; or if we were to experience a decline in our ARPU without a proportionate decrease in the average cost per end user. In the future, we may acquire complementary businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse affect on our business, operating results, financial condition and liquidity and cash position.

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $(286,000), $23.0 million and $44.5 million in fiscal 2008, 2009 and 2010, respectively. The improvement in cash provided by operating activities was primarily due to the increased number of end users of our services and related revenue generated from those end users, offset to a lesser extent by increases in our operating costs. Cash provided by or used in operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount and royalty payments for portions of the content provided in our services. In fiscal 2010, cash provided by operating activities was provided principally by net income of $41.4 million, non-cash charges for depreciation and amortization of $5.2 million and stock-based compensation of $4.9 million offset by $7.1 million from changes in our operating assets and liabilities.

Net cash used in investing activities. We used net cash in investing activities of $1.7 million, $7.0 million and $9.8 million during fiscal 2008, 2009 and 2010, respectively. The cash was used primarily for purchases of property and equipment and internal software development costs. We expect to increase our capital expenditures in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as in equipment and facilities for our growing worldwide employee base as we expand our business.

Net cash provided by (used in) financing activities. During fiscal 2008, 2009 and 2010, we generated (used) cash in our financing activities of $(35,000), $68,000 and $45.1 million, respectively, due to proceeds from the exercise of warrants and options for our preferred and common stock, respectively, net of any settlement or repurchases of our outstanding stock or options. Cash generated in fiscal 2010 included net proceeds of $44.6 million as a result of the completion of our IPO in May 2010.

Contractual obligations, commitments and contingencies

We generally do not enter into long term minimum purchase commitments. However, we have agreed to pay minimum annual license fees to certain of our third party content providers. Our principal commitments, in addition to those related to our third party content providers, consist of obligations under facility leases for office space in Sunnyvale, California; Kirkland, Washington; Ashburn, Virginia; Shanghai, China; Beijing, China; Xi’an, China; and Chelmsford, England.

The following table summarizes our outstanding noncancelable contractual obligations as of June 30, 2010:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$5,908	$2,128	$3,608	$172	$—
Purchase obligations(2)	15,863	7,825	7,038	1,000	—

Total contractual obligations	$21,771	$9,953	$10,646	$1,172	$—

(1)	Consists of contractual obligations for office space under noncancelable operating leases.
(2)	Consists of minimum noncancelable financial commitments primarily related to fees owed to certain third party content providers, regardless of usage level.

At June 30, 2010, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $2.9 million, of which none is expected to be paid within one year. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authority will occur.

Warranties and indemnifications

Our agreements with our wireless carrier partners that offer our LBS generally include certain provisions for indemnifying them against liabilities if our LBS infringe a third party’s intellectual property rights or for other specified reasons. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our wireless carrier partners with respect to litigation in which our wireless carrier partners have been named as defendants. See the section entitled “Legal Proceedings.” As it relates to past indemnification requests or notices, in certain situations we have agreed to defend or indemnify our wireless carriers for the indemnity demands. For those notices where we have not agreed to provide indemnity or defense to date, or future demands for indemnity, we may in the future agree to defend and indemnify our wireless carriers or other partners, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our LBS infringe the asserted intellectual property rights. Alternatively, we may reject certain of our wireless carrier or other partners’ indemnity demands, including the outstanding demands, which may lead to disputes with our wireless carrier or other partners, negatively impact our relationships with them or result in litigation against us. Our wireless carrier or other partners may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If we make substantial payments as a result of indemnity demands, our relationships with our wireless carrier or other partners are negatively impacted or any of our wireless carrier or partner agreements is terminated, our business, operating results and financial condition could be materially harmed. To date, we have not incurred material costs and do not have material liabilities related to such obligations recorded in our consolidated financial statements.

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2009 and 2010.

Based upon our historical experience and information known as of June 30, 2010, we do not believe it is likely that we will have significant liability for the above indemnities at June 30, 2010.

Off-balance sheet arrangements

During fiscal 2008, 2009 and 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent accounting pronouncements

In October 2009, the FASB issued its revised standard which supersedes certain guidance with respect to accounting for revenue arrangements with multiple deliverables. The revised standard changes the determination of when individual deliverables in a multiple element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across separately identifiable deliveries. The revised standard is effective for our fiscal year beginning July 1, 2010. We are in the process of assessing the potential impact, if any, of the revised standard on our financial position, cash flows and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk, we have historically maintained our portfolio of cash and cash equivalents in money market funds and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio. A 10% decrease in interest rates in fiscal 2009 and 2010 would have resulted in a decrease in our interest income of $27,000 and $11,000, respectively. As of June 30, 2010, our cash and cash equivalents were in interest bearing money market funds and non-interest bearing bank checking accounts.

Foreign currency risk. Substantially all of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, most of our contracts with our wireless carrier partners outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. The effect of an immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2009 and June 30, 2010 would result in a loss of $71,000 and $135,000, respectively.

To date, we have not used any foreign exchange forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is submitted as a separate section of this Form 10-K. See Part IV, Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to our internal control over financial reporting. This report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules applicable to newly public companies. Management will be required to provide an assessment of the effectiveness of our internal control over financial reporting as of June 30, 2011. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2010 fiscal year end) under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2010 fiscal year end) under the headings “Corporate Governance,” “Executive Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2010 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2010 fiscal year end) under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2010 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2010 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

The following financial statements are filed as part of this report and set forth on the page indicated:

2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is set forth on page 98 of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

3. Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010	Filed herewith

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010	Filed herewith

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/10

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/09

10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/09

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/09

10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder to be in effect upon the closing of this offering.	S-1	10.4	10/30/09

10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/09

10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/09

10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/09

10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/09

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/09

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/09

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/09

10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/09

10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/09

10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/09

10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/09

10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/09

10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/10

10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/10

10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/10

10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/10

10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/09

10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/09

10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/09

10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/09

10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/09

10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/10

10.14.7*	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	Filed herewith

10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.15.1†	Amendment #1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/10

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/10

10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/10

10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/10

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/10

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/10

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/09

10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/10

10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/10

10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/10

10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/10

10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/10

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/10

10.17#*	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski	Filed herewith

10.18#*	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K)	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated: September 24, 2010	By:	/s/ H.P. JIN
H.P. Jin President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H.P. Jin and Douglas Miller, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ H.P. JIN H.P. Jin	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 24, 2010

/s/ DOUGLAS MILLER Douglas Miller	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 24, 2010

/s/ SHAWN CAROLAN Shawn Carolan	Director	September 24, 2010

/s/ SAMUEL CHEN Samuel Chen	Director	September 24, 2010

/s/ HON JANE (JASON) CHIU Hon Jane (Jason) Chiu	Director	September 24, 2010

/s/ SOO BOON KOH Soo Boon Koh	Director	September 24, 2010

/s/ JOSEPH M. ZAELIT Joseph M. Zaelit	Director	September 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TeleNav, Inc:

We have audited the accompanying consolidated balance sheets of TeleNav, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of income, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in Part IV, Item 15.(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleNav, Inc. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective July 1, 2009.

/s/ Ernst & Young LLP

San Francisco, California

September 24, 2010

TELENAV, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$112,862	$33,128
Accounts receivable; net of allowances of $246 and $229 at June 30, 2010 and 2009, respectively	37,322	23,938
Deferred income taxes, current	3,247	2,053
Prepaid expenses and other current assets	3,020	2,872

Total current assets	156,451	61,991
Property and equipment, net	9,637	6,615
Deferred income taxes	1,874	423
Deposits and other assets	5,758	3,181

Total assets	$173,720	$72,210

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$2,507	$2,115
Accrued compensation	5,583	3,784
Accrued royalties	2,988	3,335
Other accrued expenses	2,721	1,875
Deferred revenue	6,746	3,472
Warrant liability, current	—	2,511
Income taxes payable	1,028	—

Total current liabilities	21,573	17,092
Other liabilities	3,110	374
Commitments and contingencies
Convertible preferred stock:
$0.001 par value: 23,358 shares authorized; none and 23,084 shares issued and outstanding at June 30, 2010 and 2009, respectively;	—	51,368
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 42,140 and 11,320 shares issued and outstanding at June 30, 2010 and 2009, respectively	42	11
Additional paid-in capital	109,687	3,490
Accumulated other comprehensive income	399	404
Retained earnings (deficit)	38,909	(529)

Total stockholders’ equity	149,037	3,376

Total liabilities, convertible preferred stock and stockholders’ equity	$173,720	$72,210

See Notes to Consolidated Financial Statements.

TELENAV, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2010	2009	2008
Revenue	$171,162	$110,880	$48,065
Cost of revenue	29,481	20,250	11,359

Gross profit	141,681	90,630	36,706

Operating expenses:
Research and development	41,556	23,500	13,687
Sales and marketing	17,197	16,536	13,245
General and administrative	14,518	8,302	4,993

Total operating expenses	73,271	48,338	31,925

Income from operations	68,410	42,292	4,781
Interest income	114	268	592
Other income (expense), net	(521)	(1,044)	(582)

Income before provision for income taxes	68,003	41,516	4,791
Provision for income taxes	26,593	11,898	184

Net income	$41,410	$29,618	$4,607

Net income applicable to common stockholders (see Note 2)	$25,560	$15,719	$1,875

Net income per share applicable to common stockholders:
Basic	$1.64	$1.39	$0.17

Diluted	$0.83	$0.57	$0.07

Weighted average shares used in computing net income applicable to common stockholders:
Basic	15,569	11,273	11,173

Diluted	30,833	27,724	26,872

See Notes to Consolidated Financial Statements.

TELENAV, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (deficit)	Total Stockholders’ Equity (deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2007	23,073	$47,196	11,061	$11	$2,532	$199	$(30,619)	$(27,877)
Issuance of Series E convertible preferred stock upon exercise of warrants	11	37	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	63	—	41	—	—	41
Issuance of common stock upon exercise of warrants	—	—	101	—	60	—	—	60
Stock-based compensation expense	—	—	—	—	341	—	—	341
Settlement of stock options	—	—	—	—	(59)	—	—	(59)
Accretion of Series E preferred stock dividend	—	2,927	—	—	—	—	(2,927)	(2,927)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	49	—	49
Net income	—	—	—	—	—	—	4,607	4,607

Comprehensive income	—	—	—	—	—	—	—	4,656

Balance at June 30, 2008	23,084	50,160	11,225	11	2,915	248	(28,939)	(25,765)
Issuance of common stock upon exercise of stock options	—	—	85	—	68	—	—	68
Issuance of common stock upon grant of shares to nonemployee	—	—	10	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	482	—	—	482
Accretion of Series E preferred stock dividend	—	1,208	—	—	—	—	(1,208)	(1,208)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	156	—	156
Net income	—	—	—	—	—	—	29,618	29,618

Comprehensive income	—	—	—	—	—	—	—	29,774

Balance at June 30, 2009	23,084	51,368	11,320	11	3,490	404	(529)	3,376
Issuance of Series E convertible preferred stock upon exercise of warrants and reclassification of warrant liability	261	3,719	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	478	—	457	—	—	457
Repurchase of common stock	—	—	(201)	—	(210)	—	(1,018)	(1,228)
Accretion of Series E preferred stock dividend	—	954	—	—	—	—	(954)	(954)
Conversion of convertible preferred stock to common stock	(23,345)	(50,952)	23,345	23	50,929	—	—	50,952
Issuance of common stock in the form of a stock dividend to Series E preferred stockholders	—	(5,089)	636	1	5,088	—	—	5,089
Issuance of common stock upon exercise of warrants	—	—	12	—	—	—	—	—
Issuance of common stock in initial public offering	—	—	6,550	7	44,631	—	—	44,638
Stock-based compensation expense	—	—	—	—	4,927	—	—	4,927
Excess tax benefit from employee stock option plans	—	—	—	—	375	—	—	375
Comprehensive income:
Currency translation adjustment	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	41,410	41,410

Comprehensive income	—	—	—	—	—	—	—	41,405

Balance at June 30, 2010	—	$—	42,140	$42	$109,687	$399	$38,909	$149,037

See Notes to Consolidated Financial Statements.

TELENAV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Fiscal Year Ended June 30,
	2010	2009	2008
Operating activities
Net income	$41,410	$29,618	$4,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,197	2,390	1,495
Stock-based compensation expense	4,927	507	455
Loss on disposal of property and equipment	66	63	26
Revaluation of preferred stock warrants	346	843	652
Excess tax benefit from employee stock option plans	(375)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(13,384)	(9,385)	(10,812)
Deferred income taxes	(2,645)	(2,476)	—
Prepaid expenses and other current assets	(148)	(2,196)	32
Other assets	(1,243)	(908)	(151)
Accounts payable	587	522	266
Accrued compensation	1,799	1,683	1,206
Accrued royalties	(347)	1,417	937
Accrued expenses and other liabilities	3,412	59	(57)
Income taxes payable	1,402	(183)	183
Deferred revenue	3,446	1,086	875

Net cash provided by (used in) operating activities	44,450	23,040	(286)

Investing activities
Capital expenditures	(7,375)	(5,368)	(1,283)
Additions to capitalized software	(2,440)	(1,626)	(438)

Net cash used in investing activities	(9,815)	(6,994)	(1,721)

Financing activities
Proceeds from exercise of stock options	457	68	41
Proceeds from initial public offering, net of costs	44,638	—	—
Proceeds from exercise of common stock warrants	—	—	60
Proceeds from exercise of Series E preferred stock warrants	862	—	37
Repurchase of common stock	(1,228)	—	—
Settlement of stock options	—	—	(173)
Excess tax benefit from employee stock option plans	375	—	—

Net cash provided by (used in) financing activities	45,104	68	(35)

Effect of exchange rate changes on cash and cash equivalents	(5)	164	159
Net increase (decrease) in cash and cash equivalents	79,734	16,278	(1,883)
Cash and cash equivalents, at beginning of period	33,128	16,850	18,733

Cash and cash equivalents, at end of period	$112,862	$33,128	$16,850

Supplemental disclosure of cash flow information
Income taxes paid	$23,737	$15,916	$1

Non-cash financing activities
Issuance of common stock in the form of a stock dividend to Series E preferred stockholders	$5,089	$—	$—

See Notes to Consolidated Financial Statements.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and significant accounting policies

Description of business

TeleNav, Inc., also referred to in this report as “we,” “our” or “us,” and our predecessor company were incorporated in October 2009 and September 1999, respectively, in the State of Delaware. We are a leading provider of location based services, or LBS, including voice guided navigation, on mobile phones. Our LBS solutions provide consumers and enterprises with convenient and easy to use location specific, real time and personalized features and functions. By using their mobile phones, our end users can access our LBS to efficiently navigate to their destinations and easily obtain relevant local information. We operate in a single segment. We refer to the fiscal years ended June 30, 2010, 2009 and 2008 as fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Initial Public Offering

In May 2010, we completed our initial public offering, whereby 8,050,000 shares of common stock were sold to the public at a price of $8.00 per share. We sold 6,550,000 shares of common stock and selling stockholders sold 1,500,000 common shares. We received $44.6 million in net proceeds, comprised of gross proceeds from shares issued by us in the initial public offering of $52.4 million, offset by underwriting discounts of $3.7 million and total offering costs of $4.1 million. Upon the closing of the initial public offering, all shares of convertible preferred stock outstanding automatically converted into 23,345,247 shares of common stock, and we issued a stock dividend of 636,139 shares of common stock to holders of our Series E convertible preferred stock upon the conversion of those preferred shares into common stock.

Accounting principles

The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The consolidated financial statements include the accounts of TeleNav, Inc. and our wholly owned subsidiaries in China, the United Kingdom and Brazil. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to the current year presentation.

Use of estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, the fair market value of certain warrants, the recoverability of accounts receivable, and the fair value of stock awards issued. Actual results could differ from those estimates.

Revenue recognition

We derive our revenue primarily from subscriptions to access our LBS, which are generally provided through wireless carrier partners that offer our services to their subscribers. Revenue is primarily comprised of monthly subscription fees for the use of our LBS, as well as activation fees related to certain services. Our wireless carrier partners pay us a monthly subscription fee per end user as a fixed fee or a percentage of the revenue they charge to the subscriber, subject to a minimum fee per end user. We recognize revenue when persuasive evidence of an arrangement exists, delivery of those services has occurred, the fee is fixed or determinable, and collectability is reasonably assured.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize monthly fees related to our services in the month we provide the services. We defer amounts received in advance of the service being provided and recognize the deferred amounts when the monthly service has been provided. Our agreements do not contain general rights of refund once the service has been provided. We also establish allowances for estimated credits subsequently issued to end users by our wireless carrier partners. We defer activation fees received upon the initiation of certain services and recognize the deferred amounts over the estimated average length of subscription to the service, historically 16 months.

We recognize as revenue the amount our wireless carrier partners report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier partners. We are not the principal provider when selling access to our LBS through our wireless carrier partners as the subscribers directly contract with our wireless carrier partners. In addition, we earn a fixed fee or fixed percentage of fees charged by our wireless carrier partners and our wireless carrier partners have the sole ability to set the price charged to their subscribers for our service. Our wireless carrier partners have direct responsibility for billing and collecting those fees from their subscribers and we and our wireless carrier partners may offer subscribers a 30-day free trial for our service. We provide tiered pricing to certain of our wireless carrier partners based on the number of paying end users in a given month, which may result in a discounted fee per end user depending on the number of end users. Revenue recognized is based on the discounted fees earned for a given period.

In certain instances, due to the nature and timing of monthly revenue and subscriber reporting from our wireless carrier partners, we may be required to make estimates of the amount of LBS revenue to recognize from a wireless carrier partner for the current period. Estimates for revenue include our consideration of certain factors and information including subscriber data, historical subscription and revenue reporting trends, end user subscription data from our internal systems, and data from comparable distribution channels of our other wireless carrier partners.

We may be required to make estimates of revenue for a given month if wireless carrier partners do not provide us with an LBS revenue report in a timely manner. We record any differences between estimated revenue and actual revenue in the reporting period when we determine the actual amounts. To date, actual amounts have not differed materially from our estimates.

In addition to our LBS, we offer mobile phone accessories and other related hardware products through our website. We recognize revenue related to these products upon delivery, assuming all other revenue recognition criteria have been met. Revenue from mobile phone accessories and other related hardware products represented less than 2% of our revenue for fiscal 2010, 2009 and 2008.

Cost of revenue

Our cost of revenue consists primarily of the cost of third party royalty-based data, such as map, points of interest, traffic, gas price and weather data, and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software development costs and stock-based compensation.

In connection with our usage of licensed third party content, our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. These contracts contain obligations for the licensor to provide ongoing services and, accordingly, we record any minimum guaranteed royalty payments as an asset when paid and amortize the amount to cost of revenue over the applicable period. Any additional royalties due based on actual usage are expensed monthly as incurred.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of comprehensive income in stockholders’ equity (deficit). Foreign currency transaction gains and losses are included in our net income for each year. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates during the year. Equity transactions are translated using historical exchange rates. Foreign currency transaction gain (loss) was $(81,000), $(223,000) and $65,000 for fiscal 2010, 2009 and 2008, respectively.

Cash and cash equivalents

We consider all highly liquid financial instruments with original maturities of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value. Our cash equivalents include interest-bearing money-market funds.

Concentrations of risk and significant customers

Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with well-capitalized financial institutions. Cash equivalents consist primarily of money-market accounts. Our primary customers are wireless carriers and we do not require collateral for accounts receivable. To manage the credit risk associated with accounts receivable, we evaluate the creditworthiness of our wireless carrier partners. We evaluate our accounts receivable on an ongoing basis to determine those amounts not collectible. To date, we are not aware of circumstances that may impair a specific wireless carrier partner’s ability to meet its financial obligations to us.

Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 55%, 61% and 62% of revenue for fiscal 2010, 2009 and 2008, respectively. Receivables due from Sprint were 49% and 58% of total accounts receivable at June 30, 2010 and 2009, respectively. Revenue related to services provided through AT&T Inc., or AT&T, comprised 34%, 29% and 26% of revenue for fiscal 2010, 2009 and 2008, respectively. Receivables due from AT&T were 38% and 29% of total accounts receivable at June 30, 2010 and 2009, respectively.

Our map and points of interest data have been provided principally through Tele Atlas and NAVTEQ in fiscal 2010, 2009 and 2008. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.

Fair value of financial instruments

The estimated fair market value of financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximates the carrying values of those instruments due to their relatively short maturities.

We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments. Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities. Level 2 valuations are based on inputs that are observable, either directly or indirectly, other than quoted prices included within Level 1. Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. The valuations of our cash

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equivalents are considered to be Level 1. As of June 30, 2010 and 2009, we did not have any Level 2 or Level 3 financial instruments.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Computers, automobiles and equipment have useful lives of three years and fixtures and furniture have useful lives of five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the related lease.

We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have not recorded any impairment to our long-lived assets in any of the periods presented.

Preferred stock warrants

Outstanding warrants to purchase our Series E convertible preferred stock have been classified as liabilities on our consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net. As of December 31, 2009, all remaining outstanding Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss), which includes cumulative foreign currency translation gains or losses. Foreign currency translation gains (losses) totaled $(5,000), $156,000 and $49,000 for fiscal 2010, 2009 and 2008, respectively.

Stock-based compensation

We account for stock-based employee compensation arrangements under the fair value recognition method, which requires us to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value, and recognize the costs in the financial statements over the employees’ requisite service period. We recognize compensation expense for the fair value of these awards with time-based vesting on a straight-line basis over the employee’s requisite service period of each of these awards, net of estimated forfeitures.

Equity instruments issued to nonemployees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest.

Income taxes

We utilize the asset and liability method of accounting for income taxes, whereby deferred tax assets or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

year in which the differences are expected to affect taxable income. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount that will more likely than not be realized.

Research and software development costs

We expense research and development costs as incurred. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life which generally ranges from 18 to 24 months, depending on the type of application. We capitalized $2.4 million, $1.6 million and $438,000 of software development costs during fiscal 2010, 2009 and 2008, respectively. Amortization expense related to these costs, which has been recorded in cost of revenue, totaled $939,000, $418,000 and $279,000 for fiscal 2010, 2009 and 2008, respectively. As of June 30, 2010 and 2009 unamortized capitalized software development costs, which were included in deposits and other assets, were $3.2 million and $1.6 million, respectively.

Advertising expense

Advertising costs are expensed as incurred. Advertising expense was $182,000, $662,000 and $676,000 for fiscal 2010, 2009 and 2008, respectively.

Recent accounting pronouncements

In October 2009, the Financial Accounting Standards Board, or FASB, issued its revised standard which supersedes certain guidance with respect to accounting for revenue arrangements with multiple deliverables. The revised standard changes the determination of when individual deliverables in a multiple element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across separately identifiable deliveries. The revised standard is effective for our fiscal year beginning July 1, 2010. We are in the process of assessing the potential impact, if any, of the revised standard on our financial position, cash flows and results of operations.

2. Net income per share

In May 2010, all of our outstanding convertible preferred stock converted into common stock in connection with our initial public offering. Prior to our initial public offering, basic and diluted net income per share applicable to common stockholders were presented in conformity with the two-class method required for participating securities. Our Series E convertible preferred stock was a participating security. Holders of Series E convertible preferred stock were each entitled to receive cumulative dividends, payable prior and in preference to any dividends on any other shares of our capital stock. In the event a dividend was paid on any share of common stock, Series E convertible preferred stockholders were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as if converted basis).

Under the two-class method, basic net income per share applicable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Net income applicable to common stockholders is determined by allocating undistributed earnings, calculated as net income less current period Series E convertible preferred stock cumulative dividends, between common and Series E convertible preferred stockholders. Diluted net income per share applicable to common stockholders is computed by using the weighted average number of shares of common stock outstanding, including potential dilutive common shares assuming (i) the dilutive effect of outstanding stock options and warrants using the treasury stock method and (ii) the issuance of shares upon the conversion of outstanding Series A, Series B, Series B Prime, Series C, Series C Prime and Series D convertible preferred stock.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to our initial public offering, basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and warrants using the treasury-stock method.

As a result of the completion of our initial public offering during the fourth quarter of fiscal 2010, we allocated income between the preferred and common stockholders on a pro-rata basis over the number of days of the respective periods presented for purposes of determining the income attributable to common stockholders under each of the methods noted above.

The following table presents the calculation of basic and diluted net income per share applicable to common stockholders (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2010	2009	2008
Net income applicable to common stockholders:
Net income	$41,410	$29,618	$4,607
Series E preferred cumulative dividends	(954)	(1,208)	(1,207)
Undistributed earnings allocated to Series E preferred stockholders	(14,896)	(12,691)	(1,525)

Net income applicable to common stockholders	$25,560	$15,719	$1,875

Shares used in computing net income per share applicable to common stockholders:
Basic:
Weighted average common shares used in computing basic net income per share	15,569	11,273	11,173

Diluted:
Weighted average common shares used in computing basic net income per share	15,569	11,273	11,173
Add weighted average effect of dilutive securities:
Stock options	3,115	2,468	1,716
Common stock warrants	10	—	—
Conversion of convertible preferred stock	12,139	13,983	13,983

Weighted average common shares used in computing diluted net income per share	30,833	27,724	26,872

Net income per share applicable to common stockholders:
Basic	$1.64	$1.39	$0.17

Diluted	$0.83	$0.57	$0.07

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following outstanding shares subject to options, warrants and convertible preferred stock were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Fiscal Year Ended June 30,
	2010	2009	2008
Options to purchase common stock	574	296	501
Warrants to purchase common stock	—	21	21
Warrants to purchase Series E convertible preferred stock	—	261	261

	574	578	783

3. Property and equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2010	2009
Computers and equipment	$13,665	$8,734
Computer software	1,749	1,342
Furniture and fixtures	620	341
Automobiles	193	165
Leasehold improvements	2,140	1,261

	18,367	11,843
Less accumulated depreciation and amortization	(8,730)	(5,228)

Property and equipment, net	$9,637	$6,615

Depreciation and amortization expense was $4.1 million, $1.9 million and $1.2 million for fiscal 2010, 2009 and 2008, respectively.

4. Commitments and contingencies

Our primary facilities are located in Sunnyvale, California, and Shanghai, Beijing and Xi’an, China, and are leased under noncancelable operating lease arrangements. Future minimum operating lease payments as of June 30, 2010 were as follows (in thousands):

2011	$2,128
2012	1,681
2013	964
2014	963
2015	172

Total minimum lease payments	$5,908

Rent expense was $2.4 million, $1.7 million and $1.1 million for fiscal 2010, 2009 and 2008, respectively.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase obligations

As of June 30, 2010, we had an aggregate of $15.9 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next five fiscal years. The aggregate of $15.9 million of future minimum commitments were comprised of $7.8 million due in 2011; $5.4 million due in 2012; $1.7 million due in 2013; and $1.0 million due in 2014.

Contingencies

From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When we believe a loss or a cost of indemnification is probable and can be reasonably estimated, we accrue the estimated loss or cost of indemnification in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss or cost of indemnification, if any, is probable and can be reasonably estimated or the outcome becomes known.

We have received claims from third parties asserting infringement of their intellectual property rights. In addition, we have received demands for indemnification related to our services from certain of our wireless carrier partners with respect to litigation to which they are a party.

In 2008, Alltel, AT&T, Sprint and T-Mobile, each demanded that we indemnify and defend them against a lawsuit brought by Emsat Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “Emsat”) in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv-817, 4:08-cv-818) alleging that the wireless carriers infringe U.S. Patent Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 in connection with the delivery of wireless telephone services and seeking unspecified damages. The Emsat entities are patent holding companies. In May 2009, several of the cases were stayed pending proceedings relating to a request for reexamination of all the patents at issue in the litigation. In June 2009, the U.S. Patent and Trademark Office denied the requests for reexamination as it relates to all of the patent claims asserted in the lawsuits. Subsequently, the defendants in certain of the cases filed requests for reexamination of U.S. Patent No. 6,847,822 and indicated that they would do the same with respect to U.S. Patent No. 7,289,763. The U.S. Patent and Trademark Office is expected to rule on the requests by December 2009. In the Sprint and Alltel cases, the court has not yet lifted the stay, and has not ruled on a pending motion to vacate the stay. In the T-Mobile and AT&T cases, the parties voluntarily vacated the stay and a trial status conference with the court was held on September 24, 2009. On December 22, 2009, the U.S. Patent and Trademark Office granted the request for reexamination of 17 claims of U.S. Patent No. 6,847,822. On March 16, 2010, the U.S. Patent and Trademark Office confirmed two of the 17 claims and rejected the other 15 claims. A claim construction hearing was held on May 10, 2010 but a ruling has not yet been rendered by the court. T-Mobile and AT&T also filed a motion for partial summary judgment on the invalidity of some asserted claims of the patents-in-suit. The motion is pending before the court. Google joined as an intervenor in the T-Mobile case because T-Mobile also sought indemnification from Google. In the AT&T case, Emsat amended the complaint to allege a breach of contract claim and AT&T denied the allegation in its answer. The AT&T case was consolidated with EMSAT Advanced Geo-Location Technology, LLC et al v. Tracfone Wireless, Inc. (Case No. 5:10-CV-00245). We cannot reasonably determine whether and to what extent we would indemnify our wireless carrier partners or the potential losses they and we may experience in connection with such litigation.

On November 17, 2009, WRE-Hol, LLC filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The suit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, H.P. Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on those patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On December 31, 2009, Vehicle IP, LLC filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The suit alleges that certain of our navigation services, including TeleNav GPS Navigator, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 11, 2010, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid. Vehicle IP denied these counterclaims and requested that they be dismissed. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T Mobility was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T Mobility has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T Mobility. The court has not yet ordered a scheduling conference for the litigation. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

In March and May 2009, AT&T and Sprint demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2009, Sprint did the same. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement. In July 2010, Sprint settled its claims with Tendler. We have resolved the amount of our contribution towards Sprint’s settlement amount with Sprint, but we continue to discuss some ancillary issues with Sprint to bring this matter to a close. These settlement amounts were accrued in our consolidated financial statements as of June 30, 2010.

In February 2010, Sprint demanded that we indemnify and defend them against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. The court has not yet set a schedule for the remainder of the case but has set an initial scheduling conference for August 30, 2010. We agreed to indemnify and defend Sprint against the lawsuit, with certain limitations, and we are presently negotiating the scope of our indemnification obligations with Sprint. We cannot reasonably estimate to what extent we will indemnify Sprint or the potential losses it and we may experience in connection with such litigation.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The suit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows or overall trends in results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, financial position, cash flows or overall trends in results of operations.

5. Guarantees and indemnifications

Our agreements with our wireless carrier partners that offer our LBS generally include certain provisions for indemnifying them against liabilities if our LBS infringe a third party’s intellectual property rights or for other specified matters. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our wireless carrier partners with respect to specific litigation claims in which our wireless carrier partners have been named as defendants. To date, we have not incurred material costs and do not have material liabilities related to such obligations recorded in our consolidated financial statements.

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors and officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2010 and 2009.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Preferred stock warrants

In January 2006, we issued warrants to purchase 272,684 shares of Series E convertible preferred stock at an exercise price of $3.300492 per share. The warrants, which expired in December 2009, were issued in connection with the December 2004 issuance of $6,000,000 in convertible notes payable. The fair value of the warrants was calculated using the Black-Scholes valuation model and was amortized to interest expense from the date of the issuance of the convertible notes payable in December 2004 through January 2006, the date the notes were converted to Series E convertible preferred stock. Warrants to purchase 11,361 shares were exercised in 2008, and warrants to purchase 261,323 shares remained outstanding at June 30, 2008 and 2009. All remaining outstanding warrants were exercised for cash consideration totaling $862,000 as of December 31, 2009.

The preferred stock warrants were classified as liabilities in our consolidated balance sheets and were subject to remeasurement at each balance sheet date, with the change in fair value recognized as a component of other income (expense), net. The following table summarizes the related charge to other income (expense), net and the assumptions used to determine the fair value of the warrants at each balance sheet date (dollars in thousands, except per share amounts):

	Black-Scholes pricing model
	Total expense	Fair value per share	Remaining contractual term	Expected volatility	Risk-free interest rate	Assumed dividends
Fiscal 2010	$346	$—	—	—%	—%	—
Fiscal 2009	$843	$9.61	0.5	75%	0.35%	—
Fiscal 2008	$652	$6.38	1.5	60%	2.50%	—

During fiscal 2010, we recognized total other expense of $346,000 to reflect the change in fair value of preferred stock warrants. As of December 31, 2009, all remaining outstanding warrants had been exercised and a total of $2.9 million was reclassified from warrant liability to preferred stock.

7. Convertible preferred stock and stockholders’ equity

Reverse Stock Split

In December 2009, our stockholders approved an amendment to our certificate of incorporation to effect a one for 12 reverse stock split of our common and preferred stock. The record date for the reverse stock split was April 15, 2010, the date the amendment to our certificate of incorporation was filed with the Delaware Secretary of State. The par value and the authorized shares of the common and convertible preferred stock were not adjusted as a result of the reverse stock split. The conversion ratios of each series of convertible preferred stock were adjusted accordingly. The reverse stock split is reflected in the accompanying consolidated financial statements and related notes on a retroactive basis for all periods presented.

Convertible preferred stock

In connection with our initial public offering in May 2010, our previously authorized and outstanding convertible preferred stock was converted into common stock. All of our convertible preferred stock outstanding converted into 23,345,247 shares of common stock based on the shares of convertible preferred stock outstanding and we issued 636,139 shares of our common stock in the form of a stock dividend to the holders of our Series E convertible preferred stock upon the completion of the initial public offering. Holders of Series E convertible preferred stock were each entitled to receive cumulative dividends, payable in cash or stock at our option, at the rate of $0.13272 per share per annum. The cumulative dividend became a fixed amount without further cumulation as of April 15, 2010.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Undesignated preferred stock

In October and December 2009, we received approval from our board of directors and stockholders, respectively, to amend our certificate of incorporation upon the closing of our initial public offering to authorize 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. In connection with the closing of our initial public offering, we filed an amended and restated certificate of incorporation that removed the previously authorized convertible preferred stock (after conversion of all such shares outstanding to common stock) and authorized 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. The undesignated preferred stock may be issued from time to time at the discretion of our board of directors. As of June 30, 2010, no shares of undesignated preferred stock were issued or outstanding.

Common stock

We are authorized to issue 600,000,000 shares of $0.001 par value stock. The holders of each share of common stock have the right to one vote.

Common stock warrants

As of June 30, 2009, a warrant to purchase 20,833 shares of common stock remained outstanding at a weighted-average exercise price of $3.30 per share. In connection with our initial public offering in May 2010, the warrant was net exercised for 12,239 shares of our common stock. No warrants to purchase common stock were outstanding as of June 30, 2010.

Stock option plans

Under our 1999 Stock Option Plan, or 1999 Plan, 2002 Executive Stock Option Plan, or 2002 Plan, and 2009 Equity Incentive Plan, or 2009 Plan, eligible employees, directors, and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units through the receipt of such awards as authorized by our board of directors. Incentive stock options may be granted only to employees to purchase our common stock at prices equal to or greater than the fair market value on the date of grant. Nonqualified stock options to purchase our common stock may be granted at prices not less than 85% of the fair market value on the date of grant. Options generally vest monthly over a four-year period beginning from the date of grant and generally expire 10 years from the date of grant. Prior to our initial public offering, we granted options outside of our stock option plans with terms substantially similar to the terms of options granted under our plans.

On the first day of each of our fiscal years, beginning with the 2012 fiscal year, the number of shares available and reserved for issuance under the 2009 Plan will be annually increased by an amount equal to the least of 1,666,666 shares of common stock; 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or an amount determined by our board of directors.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of our stock option activity is as follows (in thousands, except per share amounts):

		Options outstanding
	Shares available for grant	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of June 30, 2009	2,485	4,399	$1.20
Additional shares authorized	2,083	—	—
Granted	(2,119)	2,119	7.80
Exercised	—	(478)	0.96
Canceled	177	(177)	4.54

Balance as of June 30, 2010	2,626	5,863	$3.50	7.09	$30,633

As of June 30, 2010:
Options vested and expected to vest		5,624	$3.37	7.01	$30,021
Options exercisable		3,311	$0.97	5.56	$24,592

During fiscal 2010, 2009 and 2008, the total cash received from the exercise of stock options was $457,000, $68,000, and $41,000, respectively. During fiscal 2010, 2009 and 2008, the total intrinsic value of stock options exercised was $2.3 million, $169,000 and $50,000, respectively.

In fiscal 2008, we offered to certain individuals an opportunity to exchange certain options granted in 2005 where the exercise price of the option was later deemed to be less than the fair market value of our common stock on the grant date of that option, for an option to purchase an equivalent number of shares of our common stock with an exercise price at the then current fair market value of our common stock. As a result, we exchanged outstanding options for 118,302 shares of our common stock. In addition, the participants whose options were exchanged received a special cash bonus, in the aggregate amount of $173,000, to compensate them for the higher exercise prices per share in effect for their exchanged options. This bonus, which was recorded in fiscal 2008, resulted in a decrease to additional paid-in capital of $59,000 and an increase in stock-based compensation expense of $114,000.

During fiscal 2010, we repurchased from two of our former employees a total of 200,590 shares of our common stock at the then current fair market value, for a total of $1.2 million.

Stock-based compensation

The following table summarizes the stock-based compensation expense recorded for stock options issued to employees and nonemployees (in thousands):

	Fiscal year ended June 30,
	2010	2009	2008
Cost of revenue	$18	$4	$2
Research and development	2,604	237	202
Selling and marketing	516	155	194
General and administrative	1,789	111	57

Total stock-based compensation expense	$4,927	$507	$455

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2010, we recorded a stock-based compensation charge in the amount of $2.8 million associated with options granted in 2006 to our founders which vested upon the closing of our initial public offering.

Commencing in December 2006 until our initial public offering, we generally obtained contemporaneous valuation analyses prepared by an unrelated third party valuation firm in order to assist us in determining the fair market value of our common stock. The initial contemporaneous valuation report valued our common stock as of December 2006. Our most recent contemporaneous valuation report was as of December 31, 2009. Prior to the completion of our initial public offering, our board of directors has considered these reports when determining the fair market value of our common stock and related exercise prices of option awards on the date such awards were granted. We have also used these contemporaneous third party valuations for purposes of determining the Black-Scholes fair value of our stock option awards and related stock-based compensation expense.

We use the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The fair value of our stock options granted to employees was estimated using the following weighted-average assumptions:

	Fiscal year ended June 30,
	2010	2009	2008
Dividend yield	—	—	—
Expected volatility	74%	72%	61%
Expected term (in years)	4.85	4.76	4.69
Risk-free interest rate	2.36%	2.46%	3.24%
Weighted average fair value per share at grant date	$4.75	$2.04	$1.07

Dividend yield. We have never declared or paid any cash dividends on our common stock and do not plan to pay cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the valuation model.

Expected volatility. Because we were a private entity with no historical data regarding the volatility of our common stock until our initial public offering and we do not yet have sufficient historical public market trading data, the expected volatility used is based on the historical volatility of various comparable companies. In evaluating similarity, we considered factors such as industry, stage of life cycle, revenue and size.

Expected term. The expected term represents the period that our stock-based awards are expected to be outstanding. For options granted prior to fiscal 2008 the expected term was calculated as the average of the option vesting and contractual terms. For options granted beginning in fiscal 2008, the expected term was based on an analysis of our historical exercise and cancellation activity.

Risk-free interest rate. The risk-free rate is based on U.S. Treasury zero coupon issues with remaining terms similar to the expected term on the options.

At June 30, 2010, the total unrecognized stock-based compensation cost related to employee options was $8.5 million, net of estimated forfeitures and will be amortized over a weighted-average period of 3.0 years. The total fair value of stock options that vested during fiscal 2010, 2009 and 2008, was $700,000, $457,000 and $315,000, respectively.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares reserved for future issuance

Common stock reserved for future issuance was as follows (in thousands):

June 30, 2010
Stock options outstanding	5,863
Stock options available for future grants	2,627

Total common shares reserved for future issuance	8,490

8. Income taxes

The domestic and foreign components of income (loss) before provisions for income taxes were as follows (in thousands):

	Fiscal year ended June 30,
	2010	2009	2008
United States.	$68,802	$44,211	$5,938
Foreign	(799)	(2,695)	(1,147)

	$68,003	$41,516	$4,791

The provision for income taxes consists of the following (in thousands):

	Fiscal year ended June 30,
	2010	2009	2008
Current income taxes:
Federal	$23,228	$12,490	$141
State	5,461	1,872	43
Foreign	18	12	—

Total current income taxes	28,707	14,374	184

Deferred income taxes:
Federal	(1,822)	(1,966)	—
State	(292)	(510)	—

Total deferred income taxes	(2,114)	(2,476)	—

Total provision for income taxes	$26,593	$11,898	$184

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Fiscal year ended June 30,
	2010	2009	2008
Tax at federal statutory tax rate	$23,801	$14,531	$1,629
State taxes—net of federal benefit	3,516	707	279
Non-deductible expenses	464	195	463
Research and development credits	(307)	(393)	—
Section 199 deduction	(1,084)	—	—
Foreign income taxed at different rates	298	955	—
Stock-based compensation expense	617	146	155
Other	(450)	120	(244)
Change in valuation allowance	(262)	(4,363)	(2,098)

Total provision for income taxes	$26,593	$11,898	$184

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our effective tax rate for fiscal 2010 was 39% compared with 29% for fiscal 2009. The increase in the effective tax rate in fiscal 2010 was primarily attributable to a $2.5 million tax benefit in fiscal 2009 related to the release of a portion of our valuation allowance against U.S. federal and state deferred tax assets and a reduction in the forecasted federal research credit for fiscal 2010 due to the expiration of the federal research and development tax credit effective December 31, 2009. The increase was partially offset by a tax benefit recognized in fiscal 2010 for a tax deduction related to Qualified Domestic Production Activities under Section 199 of the Internal Revenue Code and by the release of the remaining valuation allowance related to U.S. federal and state deferred tax assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	June 30,
	2010	2009
Deferred tax assets:
Federal, state and foreign net operating losses	$3,451	$3,283
Federal and state tax credits	309	282
Stock-based compensation	1,260	53
Accrued expenses and reserves	4,100	1,486

Total deferred tax assets:	9,120	5,104

Deferred tax liabilities:
Property and equipment	(269)	(248)
Capitalized software	(2,061)	(978)

Total deferred tax liabilities:	(2,330)	(1,226)

Net deferred tax assets:	6,790	3,878
Valuation allowance	(1,669)	(1,402)

Net deferred tax assets:	$5,121	$2,476

Realization of the deferred tax assets is dependent upon future taxable income. After considering both positive and negative evidence, during fiscal 2009, we determined that it was more likely than not that $2.5 million of our U.S. federal and state deferred tax assets would be realizable, based on our earnings history and our projected future taxable income. We recognized an income tax benefit of $2.5 million in fiscal 2009 as a result of the release of a portion of our valuation allowance. During fiscal 2010, the valuation allowance increased by $267,000 due to foreign operations. This is net of a benefit of $390,000 as we determined that it was now more likely than not that the remaining U.S. federal and state deferred tax assets would be realizable based on continued earnings history and projected future income and we released the remaining valuation allowance for U.S. federal and state jurisdictions. As of June 30, 2010, the remaining valuation allowance is all attributable to foreign net operating losses.

As of June 30, 2010, we had federal and state net operating loss carryforwards for income tax purposes of $9.9 million and $16.6 million, respectively. These loss carryforwards will begin to expire in 2020 for federal purposes and 2012 for state purposes. In addition, we have federal and California research and development tax credit carryforwards of $384,000 and $22,000, respectively, as of June 30, 2010. The federal research credits will begin to expire in 2023 and the California research credits have no expiration date. During fiscal 2009, we completed an analysis pursuant to Section 382 of the Internal Revenue Code of 1986, as amended. The analysis

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicated that there would be $6.4 million of federal and $6.9 million of California net operating losses that would expire unused due to the Section 382 limitation. The deferred tax asset amount in the table above excludes the tax attributes that are not available due to the limitations under Section 382. Our ability to use our net operating loss carryforwards may be subject to further substantial annual limitation due to future ownership changes.

As of June 30, 2010, we also have foreign net operating loss carryforwards of $6.3 million, which will expire beginning in fiscal 2011. Due to uncertainty regarding our ability to utilize the foreign net operating loss carryforwards, we recorded a full valuation allowance.

On September 30, 2008, the State of California enacted Assembly Bill 1452 into law which, among other provisions, suspended net operating loss deductions for our fiscal 2009 and 2010, extends for two years the carryforward period of any net operating losses not utilized due to such suspension, and limits the utilization of research and development credit carryforwards to no more than 50% of the tax liability before credits. The new tax law deferred the utilization of our California net operating loss carryforward and $40,000 of our state research and development credit carryforward.

We adopted the FASB standard for accounting for uncertainty in income taxes at the beginning of fiscal 2010. At the adoption date of July 1, 2009, our cumulative unrecognized tax benefit was $1.1 million, of which $384,000 was netted against deferred tax assets. As of June 30, 2010, our cumulative unrecognized tax benefit was $2.9 million, of which $141,000 was netted against deferred tax assets. Upon adoption, we recognized no adjustment in the liability for unrecognized income tax benefits. During fiscal 2010, the cumulative unrecognized tax benefit increased by $1.8 million. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

June 30, 2010
Unrecognized tax benefit—Beginning	$1,149
Current year—increase	1,308
Prior year—increase	467

Unrecognized tax benefit—Ending	$2,924

Included in the balance of unrecognized tax benefits at June 30, 2010 is $2.3 million that, if recognized, would affect the effective tax rate. We do not believe that the unrecognized tax benefits will materially change in the next 12 months.

We file income tax returns in the U.S. Internal Revenue Service, or IRS, California and various state and foreign tax jurisdictions in which we have subsidiaries. Fiscal 2000 through 2010 remain open to examination by U.S. and state tax authorities, and fiscal 2005 through 2010 remain open to examination by the foreign tax authorities. The Internal Revenue Service, or IRS, commenced an examination of our U.S. federal income tax returns for fiscal 2008 and 2009 during fiscal 2010. As of June 30, 2010, the IRS has not formally proposed any significant adjustments to our tax positions. Management will continuously evaluate the status of the audit, including any proposed adjustments to determine if it agrees. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.

We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. We had accrued $47,000 and $0 for the payment of interest and penalties at June 30, 2010 and 2009, respectively.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Segment information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one business activity, the provision of LBS, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we operate in a single reporting segment and operating unit structure.

Revenue by geographic region is based on the billing address of our wireless carrier partners. The following table sets forth revenue and property and equipment by geographic region (in thousands):

	Fiscal Year Ended June 30,
	2010	2009	2008
Revenue
United States	$166,223	$106,902	$46,582
International	4,939	3,978	1,483

Total revenue	$171,162	$110,880	$48,065

Property and equipment
United States	$7,735	$5,702	$2,135
International	1,902	913	722

Total property and equipment, net	$9,637	$6,615	$2,857

10. Related party transactions

In February 2005, we granted a long-term and noninterest-bearing loan of $200,000 to the general manager of our China operations. The balance of the loan was $110,000 and $140,000 as of June 30, 2010 and 2009, respectively. The loan is secured by the employee’s personal residence in China, as well as certain of the employee’s shares of our common stock. The loan is due on January 31, 2011, or upon the employee’s termination of employment with us. The loan is repayable through a bonus to the employee of $30,000 per year starting in the 2007 calendar year, contingent upon the employee’s continued employment with us.

11. Employee savings and retirement plan

We sponsor a defined contribution plan under Internal Revenue Code Section 401(k), or the 401(k) Plan. Most of our U.S. employees are eligible to participate following the start of their employment, at the beginning of each calendar month. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. We pay the direct expenses of the 401(k) Plan and beginning in July 2006, we began to match employee contributions up to 4% of an employee’s salary. Contributions made by us are subject to certain vesting provisions. We made matching contributions and recorded expense of $1.0 million, $720,000 and $390,000 for fiscal 2010, 2009 and 2008, respectively.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Quarterly financial data (unaudited)

Summarized quarterly financial information for fiscal 2010 and 2009 is as follows (in thousands):

	Three months ended
Consolidated statements of income data (in thousands)	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010
	(unaudited)
Revenue	$21,523	$25,257	$29,846	$34,254	$36,048	$40,503	$45,101	$49,510
Gross profit	17,500	20,803	24,550	27,777	28,981	33,613	37,928	41,159
Net income	4,975	6,862	7,448	10,333	8,121	10,136	12,541	10,612
Net income per share applicable to common stockholders:
Basic	$0.23	$0.32	$0.35	$0.49	$0.38	$0.47	$0.58	$0.32
Diluted	$0.09	$0.13	$0.14	$0.20	$0.15	$0.19	$0.23	$0.24

13. Subsequent Events

On August 18, 2010, with respect to the lawsuit brought by Emsat, as previously disclosed, a third-party requestor filed an ex parte request for reexamination of U.S. Patent No. 6,324,404. That request is pending before the U.S. Patent and Trademark Office. In the Sprint and Alltel cases, the court has not yet lifted the stay and denied the plaintiff’s motion to vacate the stay on August 20, 2010. The court issued its claim construction ruling on August 23, 2010. On August 23, 2010, the court denied the partial summary judgment motion filed by T-Mobile and AT&T.

On August 30, 2010, with respect to the lawsuit brought by Alfred P. Levine, as previously disclosed, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering, or IPO. The complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 IPO, traceable to our Form S-1/A Registration Statement and Prospectus filed with the Securities and Exchange Commission on May 13, 2010. The complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act of 1933, as amended, or the Securities Act, by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11 and 15 of the Securities Act. Specifically, the complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We expect that other purported plaintiffs will file claims in this case. We deny these allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 13, 2010, with respect to the lawsuit brought by WRE-Hol, LLC, as previously disclosed, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims.

In September 2010, we entered into an amendment to our agreement with our largest customer, Sprint. Under the terms of the agreement, we will receive an annual fixed fee from Sprint for navigation applications sold to subscribers in bundles with other Sprint services. The annual fee will change from year to year over the contract period and the agreement limits the maximum number of subscribers covered under such fee in a given year. The term of the amended agreement has been extended from December 31, 2011 to December 31, 2012 and Sprint’s right to terminate the agreement without cause has also been deferred from December 31, 2010 to June 30, 2012. The amendment to our agreement is effective as of September 1, 2010.

In September 2010, we amended our agreement with Tele Atlas, a provider of map and POI data, to change the fee structure for map and POI data we provide for Sprint’s bundled offerings. Pursuant to the amended agreement, we will pay Tele Atlas a percentage of fees we collect from Sprint for basic navigation services and our gross advertising and mobile commerce revenue and a flat monthly fee per subscriber for premium navigation services. We also agreed to certain guaranteed minimum payments to Tele Atlas for such services. The expiration of the license period for navigation services provided for Sprint’s bundled offerings adjusted from July 1, 2014 to the earlier of December 31, 2012 or termination of our agreement with Sprint with respect to the those bundled services. The amendment to our agreement is effective as of August 1, 2010.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Beginning Balance	Additions (Recoveries)	Write-offs	Ending Balance
Trade Receivable Allowances:
Year Ended June 30, 2008	$5	$17	$(2)	$20

Year Ended June 30, 2009	$20	$239	$(30)	$229

Year Ended June 30, 2010	$229	$1,685	$(1,668)	$246

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010	Filed herewith

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010	Filed herewith

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/10

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/09

10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/09

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/09

10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/09

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder to be in effect upon the closing of this offering.	S-1	10.4	10/30/09

10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/09

10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/09

10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/09

10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/09

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/09

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/09

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/09

10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/09

10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/09

10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/09

10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/09

10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/10

10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/10

10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/10

10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/10

10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/10

10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/09

10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/09

10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/09

10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/09

10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/09

10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14.7*	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	Filed herewith

10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/09

10.15.1†	Amendment #1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/10

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/10

10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/10

10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/10

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/10

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/10

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/09

10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/10

10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/10

10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/10

10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/10

10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/10

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/10

10.17#*	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski	Filed herewith

10.18#*	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski	Filed herewith

21.1	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K)	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.