Form 10-Q
period 2010-09-30
TeleNav, Inc.
filed 2010-11-15
CIK 1474439

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2010, there were approximately 42,165,685 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2010	June 30, 2010
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$50,085	$112,862
Short-term investments	81,002	—
Accounts receivable, net of allowances of $308 and $246 at September 30, 2010 and June 30, 2010, respectively	57,266	37,322
Deferred income taxes	3,023	3,247
Prepaid expenses and other current assets	4,013	3,020

Total current assets	195,389	156,451
Property and equipment, net	10,230	9,637
Deferred income taxes, non-current	1,766	1,874
Deposits and other assets	5,754	5,758

Total assets	$213,139	$173,720

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,748	$2,507
Accrued compensation	4,099	5,583
Accrued royalties	3,602	2,988
Other accrued expenses	2,842	2,721
Deferred revenue	27,892	6,746
Income taxes payable	5,868	1,028

Total current liabilities	46,051	21,573
Deferred revenue, non-current	1,647	172
Other liabilities	3,267	2,938
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 42,156 and 42,140 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	42	42
Additional paid-in capital	110,583	109,687
Accumulated other comprehensive income	282	399
Retained earnings	51,267	38,909

Total stockholders’ equity	162,174	149,037

Total liabilities and stockholders’ equity	$213,139	$173,720

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2010	2009
Revenue	$51,100	$36,048
Cost of revenue	8,852	7,067

Gross profit	42,248	28,981

Operating expenses:
Research and development	13,027	7,912
Sales and marketing	4,726	3,914
General and administrative	3,746	2,559

Total operating expenses	21,499	14,385

Income from operations	20,749	14,596
Other income (expense), net	197	(522)

Income before provision for income taxes	20,946	14,074
Provision for income taxes	8,588	5,953

Net income	$12,358	$8,121

Net income applicable to common stockholders	$12,358	$4,373

Net income per share applicable to common stockholders:
Basic	$0.29	$0.38

Diluted	$0.27	$0.15

Weighted average shares used in computing net income applicable to common stockholders:
Basic	42,151	11,556

Diluted	44,939	28,420

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2010	2009
Operating activities
Net income	$12,358	$8,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,938	1,038
Stock-based compensation expense	852	315
Loss on disposal of property and equipment	—	3
Write-off of capitalized software	691	—
Revaluation of preferred stock warrants	—	547
Changes in operating assets and liabilities:
Accounts receivable	(19,944)	175
Deferred income taxes	332	513
Prepaid expenses and other current assets	(1,030)	1,109
Other assets	(838)	(1,353)
Accounts payable	(1,152)	(264)
Accrued compensation	(1,484)	(486)
Accrued royalties	614	(30)
Accrued expenses and other liabilities	449	2,304
Income taxes payable	4,840	2,684
Deferred revenue	22,622	469

Net cash provided by operating activities	20,248	15,145

Investing activities
Capital expenditures	(1,512)	(2,402)
Additions to capitalized software	(340)	(973)
Purchases of short-term investments	(81,128)	—

Net cash used in investing activities	(82,980)	(3,375)

Financing activities
Proceeds from exercise of stock options	44	321
Repurchase of common stock	—	(1,228)

Net cash provided by (used in) financing activities	44	(907)

Effect of exchange rate changes on cash and cash equivalents	(89)	(7)

Net increase (decrease) in cash and cash equivalents	(62,777)	10,856
Cash and cash equivalents, at beginning of period	112,862	33,128

Cash and cash equivalents, at end of period	$50,085	$43,984

Supplemental disclosure of cash flow information
Income taxes paid	$3,026	$629

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies

Description of business

TeleNav, Inc., also referred to in this report as “we,” “our” or “us,” and our predecessor company were incorporated in October 2009 and September 1999, respectively, in the State of Delaware. We are a leading provider of location based services, or LBS, including voice guided navigation on mobile phones, automotive LBS and enterprise LBS. Our LBS solutions provide consumers and enterprises with convenient and easy to use location specific, real time and personalized features and functions. By using their mobile phones or vehicles, our end users can access our LBS to efficiently navigate to their destinations and easily obtain relevant local information. We operate in a single segment. Our fiscal year ends June 30 and in this report we refer to the fiscal year ended June 30, 2010 as “fiscal 2010” and the fiscal year ending June 30, 2011 as “fiscal 2011.” We completed our initial public offering in May 2010.

Basis of presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The condensed consolidated financial statements include the accounts of TeleNav, Inc. and our wholly owned subsidiaries in China, the United Kingdom and Brazil. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements include all adjustments (consisting only of normal recurring adjustments) that our management believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2010, included in our Annual Report on Form 10-K for the fiscal year then ended filed on September 24, 2010, or the Form 10-K, with U.S. Securities and Exchange Commission, or the SEC.

With the exception of revenue recognition discussed below, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K.

Use of estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, the recoverability of accounts receivable, and the fair value of stock awards issued. Actual results could differ from those estimates.

Revenue recognition

In October 2009, the FASB issued its revised standard which supersedes certain guidance with respect to accounting for revenue arrangements with multiple deliverables. The revised standard changes the determination of when individual deliverables in a multiple element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across separately identifiable deliveries. We adopted the revised standard prospectively for fiscal 2011 as of July 1, 2010. Adoption of this standard did not have a material impact on our financial position, cash flows or results of operations.

We derive our revenue primarily from subscriptions to access our LBS, which are generally provided through wireless carrier partners that offer our services to their subscribers. Revenue is primarily comprised of subscription fees for the use of our LBS, as well as activation fees related to certain services. Our wireless carrier partners pay us (1) a monthly subscription fee per end user, (2) commencing during the three months ended September 30, 2010, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, or (3) a revenue sharing arrangement that may include a minimum fee per end user. We

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

recognize revenue when persuasive evidence of an arrangement exists, delivery of those services has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We recognize monthly fees related to our services in the month we provide the services. We defer amounts received in advance of the service being provided and recognize the deferred amounts when the monthly service has been provided. We recognize revenue for fixed annual fees for any number of subscribers receiving our services as part of bundles monthly on a straight-line basis over the term of the agreement. Our agreements do not contain general rights of refund once the service has been provided. We also establish allowances for estimated credits subsequently issued to end users by our wireless carrier partners. We defer activation fees received upon the initiation of certain services and recognize the deferred amounts over the estimated average length of subscription to the service, historically 16 months.

We recognize as revenue the amount our wireless carrier partners report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier partners. We are not the principal provider when selling access to our LBS through our wireless carrier partners as the subscribers directly contract with our wireless carrier partners. In addition, we may earn a fixed fee or fixed percentage of fees charged by our wireless carrier partners and our wireless carrier partners have the sole ability to set the price charged to their subscribers for our service. Our wireless carrier partners have direct responsibility for billing and collecting those fees from their subscribers and we and our wireless carrier partners may offer subscribers a 30-day free trial for our service. We provide tiered pricing to certain of our wireless carrier partners based on the number of paying end users in a given month, which may result in a discounted fee per end user depending on the number of end users. Revenue recognized is based on the discounted fees earned for a given period.

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

In addition to our LBS, we offer mobile phone accessories and other related hardware products through our website. We recognize revenue related to these products upon delivery, assuming all other revenue recognition criteria have been met. Revenue from mobile phone accessories and other related hardware products represented less than 1% of our revenue for the three months ended September 30, 2010 and 2009.

Concentrations of credit risk and significant customers

Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash and cash equivalents, short-term investments and accounts receivable. We maintain our cash and cash equivalents and short-term investments with well-capitalized financial institutions. The primary objective of our investment policy is the preservation of the value of our high quality fixed-income investment portfolio while maintaining adequate financial liquidity.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 51% and 55% of revenue for the three months ended September 30, 2010 and 2009, respectively. Receivables due from Sprint were 65% and 49% of total accounts receivable at September 30, 2010 and June 30, 2010, respectively. Revenue related to services provided through AT&T Inc., or AT&T, comprised 36% and 34% of revenue for three months ended September 30, 2010 and 2009, respectively. Receivables due from AT&T were 25% and 38% of total accounts receivable at September 30, 2010 and June 30, 2010, respectively.

Our map and points of interest data have been provided principally through Tele Atlas North America, Inc., or Tele Atlas, and Navigation Technologies Corporation, or NAVTEQ, in the three months ended September 30, 2010 and 2009. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss), which includes cumulative foreign currency translation gains or losses and unrealized gains or losses on marketable securities, net of tax. Comprehensive income totaled $12.2 million and $8.1 million for the three months ended September 30, 2010 and 2009, respectively.

Recent accounting pronouncements

In fiscal 2010, we adopted the revised guidance issued by the Financial Accounting Standards Board intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The revised accounting guidance for the rollforward of activity on a gross basis for Level 3 fair value measurement will be effective for us in the first quarter of our fiscal 2012. We do not expect the revised guidance to have an impact on our condensed consolidated financial statements.

2. Net income per share

In connection with our initial public offering in May 2010, we sold 6,550,000 shares of common stock, converted all of our outstanding convertible preferred stock into 23,345,247 shares of common stock, and issued a stock dividend of 636,139 shares of common stock to holders of our Series E convertible preferred stock upon the conversion of those preferred shares into common stock.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

The following table presents the calculation of basic and diluted net income per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended September 30,
	2010	2009
Net income applicable to common stockholders:
Net income	$12,358	$8,121
Series E preferred cumulative dividends	—	(305)
Undistributed earnings allocated to Series E preferred stockholders	—	(3,443)

Net income applicable to common stockholders	$12,358	$4,373

Shares used in computing net income per share applicable to common stockholders:
Basic:
Weighted average common shares used in computing basic net income per share	42,151	11,556

Diluted:
Weighted average common shares used in computing basic net income per share	42,151	11,556
Add weighted average effect of dilutive securities:
Stock options	2,788	2,874
Common stock warrants	—	7
Conversion of convertible preferred stock	—	13,983

Weighted average common shares used in computing diluted net income per share	44,939	28,420

Net income per share applicable to common stockholders:
Basic	$0.29	$0.38

Diluted	$0.27	$0.15

The following outstanding shares subject to options, warrants and convertible preferred stock were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended September 30,
	2010	2009
Options to purchase common stock	608	1,444
Warrants to purchase Series E convertible preferred stock	—	261

	608	1,705

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

3. Cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no realized gains or losses in the three months ended September 30, 2010 and 2009.

Cash and cash equivalents and short-term investments consisted of the following as of September 30, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$8,737	$—	$—	$8,737

Cash equivalents:
Money market mutual funds	24,095	—	—	24,095
Municipal securities	14,003	1	—	14,004
Commercial paper	3,249	—	—	3,249

Total cash equivalents	41,347	1	—	41,348

Total cash and cash equivalents	50,084	1	—	50,085

Short-term securities:
Municipal securities	64,129	1	(51)	64,079
Commercial paper	7,482	3	—	7,485
Corporate bonds	9,420	21	(3)	9,438

Total short-term investments	81,031	25	(54)	81,002

Cash and cash equivalents and short-term investments	$131,115	$26	$(54)	$131,087

Cash and cash equivalents consisted of the following as of June 30, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$17,858	$—	$—	$17,858

Cash equivalents:
Money market mutual funds	95,004	—	—	95,004

Total cash equivalents	95,004	—	—	95,004

Cash and cash equivalents	$112,862	$—	$—	$112,862

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2010:

	Amortized Cost	Estimated Fair Value
Due within one year	$24,945	$24,938
Due within two years	31,158	31,134
Due after two years	24,928	24,930

Total	$81,031	$81,002

As of September 30, 2010, we did not consider any of our investments to be other-than-temporarily impaired.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Fair value of financial instruments

We measure certain financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.

Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities.

Level 2 valuations are based on inputs that are observable, either directly or indirectly, other than quoted prices included within Level 1. Such inputs used in determining fair value for Level 2 valuations include quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement.

All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at September 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$24,095	$24,095	$—	$—
Municipal securities	14,004	—	14,004	—
Commercial paper	3,249	—	3,249	—

Total cash equivalents	41,348	24,095	17,253	—

Short-term investments:
Municipal securities	64,079	—	64,079	—
Commercial paper	7,485	—	7,485	—
Corporate bonds	9,438	—	9,438	—

Total short-term investments	81,002	—	81,002	—

Cash equivalents and short-term investments	$122,350	$24,095	$98,255	$—

The fair values of our financial instruments were determined using the following inputs at June 30, 2010 (in thousands):

	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$95,004	$95,004	$—	$—

Total cash equivalents	$95,004	$95,004	$—	$—

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

We did not have any financial liabilities, such as foreign currency derivative contracts, to value as of September 30, 2010 or June 30, 2010.

5. Commitments and contingencies

Purchase obligations

As of September 30, 2010, we had an aggregate of $26.9 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next five fiscal years. The aggregate of $26.9 million of future minimum commitments were comprised of $12.1 million due in fiscal 2011; $11.9 million due in fiscal 2012; $1.7 million due in fiscal 2013; $1.0 million due in fiscal 2014; and $0.2 million due in fiscal 2015.

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

On November 17, 2009, WRE-Hol, LLC filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, H.P. Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The lawsuit alleges that certain of our navigation services, including our GPS Navigator, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

injunctive relief against us. On March 11, 2010, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid. Vehicle IP denied these counterclaims and requested that they be dismissed. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T Mobility was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T Mobility has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T Mobility. The court has not yet ordered a scheduling conference for the litigation. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations or cash flows.

On September 2, 2010, a purported stockholder class action lawsuit was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering. The complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 initial public offering, traceable to our Form S-1/A Registration Statement and Prospectus filed with the SEC on May 13, 2010. The complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the initial public offering violated the Securities Act of 1933, as amended, or the Securities Act, by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11 and 15 of the Securities Act. Specifically, the complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. David Smith and his attorneys have filed a motion for appointment as lead plaintiff and lead counsel, which will be heard on December 17, 2010. No other such motions have been filed. We deny the plaintiff’s allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations or cash flows.

In addition, we have received, and expect to continue to receive, demands for indemnification from our wireless carrier partners, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our wireless carrier partners in compliance with our contractual commitments. We are not a party to the following cases; however our wireless carrier partners have requested that we indemnify them in connection with such cases:

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

In 2008, Alltel, AT&T, Sprint and T-Mobile, each demanded that we indemnify and defend them against a lawsuit brought by Emsat Advanced Geo-Location Technology LLC and Location Based Services LLC, or collectively, Emsat, in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818) alleging that the wireless carriers infringe U.S. Patent Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 in connection with the delivery of wireless telephone services and seeking unspecified damages. The Emsat entities are patent holding companies. In May 2009, several of the cases were stayed pending proceedings relating to a request for reexamination of all the patents at issue in the litigation. In June 2009, the U.S. Patent and Trademark Office denied the requests for reexamination as it relates to all of the patent claims asserted in the lawsuits. Subsequently, the defendants in certain of the cases filed requests for reexamination of U.S. Patent No. 6,847,822 and indicated that they would do the same with respect to U.S. Patent No. 7,289,763. On December 22, 2009, the U.S. Patent and Trademark Office granted the request for reexamination of 17 claims of U.S. Patent No. 6,847,822. On March 16, 2010, the U.S. Patent and Trademark Office confirmed two of the 17 claims and rejected the other 15 claims. On August 18, 2010, a third-party requestor filed an ex parte request for reexamination of U.S. Patent No. 6,324,404. That request is pending before the U.S. Patent and Trademark Office. In the Sprint and Alltel cases, the court has not yet lifted the stay, and denied the plaintiff’s motion to vacate the stay on August 20, 2010. In the T-Mobile and AT&T cases, the parties voluntarily vacated the stay and a trial status conference with the court was held on September 24, 2009. A claim construction hearing was held on May 10, 2010 and the court issued its claim construction ruling on August 23, 2010. T-Mobile and AT&T also filed a motion for partial summary judgment on the invalidity of some asserted claims of the patents-in-suit. On August 23, 2010, the court denied the partial summary judgment motion. Google joined as an intervenor in the T-Mobile case because T-Mobile also sought indemnification from Google. In the T-Mobile case, T-Mobile filed a motion for reconsideration of the Court’s denial of the partial summary judgment motion on September 20, 2010, and Google filed a motion for partial reconsideration of claim construction on the same day. The motions are still pending. In the AT&T case, Emsat amended the complaint to allege a breach of contract claim and AT&T denied the allegation in its answer. The AT&T case was consolidated with EMSAT Advanced Geo-Location Technology, LLC et al v. Tracfone Wireless, Inc. (Case No. 5:10-CV-00245). As of the date of this Form 10-Q, we and the wireless carriers have not determined whether, and to what extent, we will provide indemnification regarding the litigation. We cannot reasonably estimate whether and to what extent we would indemnify our wireless carrier partners or the potential losses they and we may experience in connection with such litigation.

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

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, with certain

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

limitations, and we are presently negotiating the scope of our indemnification obligations with Sprint. We cannot reasonably estimate to what extent we will indemnify Sprint or the potential losses it and we may experience in connection with such litigation. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, and Research In Motion, bringing the Levine matter to a total of twelve defendant groups. It is presently unknown what effect the amended complaint will have, if any, on the schedule in the Levine litigation.

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

6. Guarantees and indemnifications

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors and officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of September 30, 2010 and June 30, 2010.

7. Stock-based compensation

Under our 1999 Stock Option Plan, 2002 Executive Stock Option Plan and 2009 Equity Incentive Plan, eligible employees, directors, and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units through the receipt of such awards as authorized by our board of directors. Incentive stock options may be granted only to employees to purchase our common stock at prices equal to or greater than the fair market value on the date of grant. Nonqualified stock options to purchase our common stock may be granted at prices not less than 85% of the fair market value on the date of grant. Options generally vest monthly over a four-year period beginning from the date of grant and generally expire 10 years from the date of grant. Prior to our initial public offering, we granted options outside of our stock option plans with terms substantially similar to the terms of options granted under our plans.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock option activity for the three months ended September 30, 2010 was as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2010	5,863
Granted	796
Exercised	(15)
Cancelled	(163)

Options outstanding as of September 30, 2010	6,481

Information regarding stock options outstanding at September 30, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	6,481	$3.63	7.03	$15,611
Options vested and expected to vest	6,290	$3.53	6.96	$15,577
Options exercisable	3,725	$1.50	5.61	$14,496

During the three months ended September 30, 2010, we granted restricted stock units totaling 32,000 shares, which vest over 3 years. As of September 30, 2010, restricted stock units outstanding totaled 32,000 shares with a weighted average remaining contractual life of 1.80 years and an aggregate intrinsic value of $169,000. Restricted stock units vested and expected to vest totaled 28,771 shares with a weighted average remaining contractual life of 1.80 years and an aggregate intrinsic value of $152,000.

As of September 30, 2010 and June 30, 2010, there were a total of approximately 1,961,000 and 2,627,000 shares available for grant under our stock option and equity incentive plans.

The following table summarizes the stock-based compensation expense recorded for stock options and restricted stock units issued to employees and nonemployees (in thousands):

	Three Months Ended September 30,
	2010	2009
Cost of revenue	$25	$3
Research and development	493	157
Selling and marketing	151	77
General and administrative	183	78

Total stock-based compensation expense	$852	$315

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

From December 2006 until our initial public offering, we generally obtained contemporaneous valuation analyses prepared by an unrelated third party valuation firm in order to assist us in determining the fair market value of our common stock. Our most recent contemporaneous valuation report was as of December 31, 2009. Prior to the completion of our initial public offering, our board of directors has considered these reports when determining the fair market value of our common stock and related exercise prices of option awards on the date such awards were granted. We have also used these contemporaneous third party valuations for purposes of determining the Black-Scholes fair value of our stock option awards and related stock-based compensation expense.

We use the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. Because we were a private entity with no historical data regarding the volatility of our common stock until our initial public offering and we do not yet have sufficient historical public market trading data, the expected volatility used is based on the historical volatility of various comparable companies. In evaluating similarity, we considered factors such as industry, stage of life cycle, revenue and size. The weighted average assumptions used to value option grants during the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,
	2010	2009
Expected volatility	55%	75%
Expected term (in years)	4.50	4.88
Risk-free interest rate	1.33%	2.40%
Dividend yield	—	—

8. Income taxes

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes is higher than the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and stock-based compensation, partially offset by the deduction for Domestic Production Activities. Our effective tax rate was 41% and 42% for the three months ended September 30, 2010 and 2009, respectively.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2010 and June 30, 2010, our cumulative unrecognized tax benefits were $3.3 million and $2.9 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2010 is $2.7 million that, if recognized, would affect the effective tax rate. We do not believe that the unrecognized tax benefits will materially change in the next 12 months.

We file income tax returns with the U.S. Internal Revenue Service, or IRS, California and various state and foreign tax jurisdictions in which we have subsidiaries. Fiscal 2000 through 2010 remain open to examination by U.S. and state tax authorities, and fiscal 2005 through 2010 remain open to examination by the foreign tax authorities. The IRS commenced an examination of our U.S. federal income tax returns for fiscal 2008 and 2009 during fiscal 2010. As of September 30, 2010, the IRS has not formally proposed any significant adjustments to our tax positions. Management periodically evaluates the status of the audit, including any proposed adjustments to determine if it is in agreement. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.

9. Subsequent events

On November 15, 2010, we announced that our Board of Directors authorized a new program for the repurchase of up to $20 million of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk factors” and elsewhere in this Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q.

Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.

In this Form 10-Q, “we,” “us” and “our” refer to TeleNav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2010 as “fiscal 2010” and the fiscal year ending June 30, 2011 as “fiscal 2011.”

Overview

We are a leading provider of location based services, or LBS, including voice guided navigation, on mobile phones. Our LBS solutions provide consumers and enterprises with convenient and easy to use location specific, real time and personalized features and functions. By using an integral tool of their daily lives, their mobile phone, our end users can access our LBS almost anytime and anywhere to efficiently navigate to their destinations and easily obtain relevant local information. Through our hosted service delivery model, we provide our solutions through the networks of leading wireless carriers in the United States, including Sprint Nextel Corporation, or Sprint, and AT&T Inc., or AT&T, as well as through certain carriers in other countries. Our flexible and proprietary LBS platform enables us to efficiently provide our LBS to millions of end users, across more than 500 types of mobile phones, all major mobile phone operating systems and a broad range of wireless network protocols. In the three months ended September 30, 2010, we had a monthly average of 17.7 million paying end users.

We primarily derive our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a stand alone service or in a bundle with other applications. End users are generally billed for our services through their wireless carrier. We receive revenue from our wireless carrier partners in three ways: (1) a monthly subscription fee per end user, (2) commencing during the three months ended September 30, 2011, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Our wireless carrier partners may offer our services on a stand alone basis or bundled with other voice and data services. In the future, our revenue models may vary as we expand our product offerings, including fee arrangements for certain automotive navigation applications and advertising supported programs. We and our wireless carrier partners may offer subscribers a 30-day free trial for our service. We believe that the wireless carrier billing makes our services more appealing to consumers and enterprises as they are not required to pay a separate monthly charge to a different vendor. For a small minority of end users who purchase our LBS through our website or in application stores, we bill their credit cards directly on a monthly basis.

In September 2010, we and our largest customer, Sprint, entered into an amendment to our agreement that will result in us receiving a fixed annual fee from Sprint for their bundled service subscribers’ use of our navigation services in which the annual fee is not dependent upon the number of subscribers participating in those bundles until such time as a specified threshold is reached. This amendment affected our results of operations beginning in the three months ended September 30, 2010. Over time, we anticipate that our amended agreement with Sprint will result in further declines in average revenue per user, or ARPU, due to anticipated increases in the number of Sprint bundle subscribers with access to our services and the significant reduction in revenue from Sprint for bundled basic navigation services compared to the quarter ending June 30, 2010. Although we are entitled to receive a greater share of revenue from enterprise LBS, mobile commerce and premium navigation services than we were previously, we may not be able to realize these benefits in the short term or at all. We cannot predict the ultimate financial impact of our amended agreement with Sprint. As a result of this amendment to our agreement with Sprint, we believe that future ARPU and average monthly paying end users may not be comparable to earlier periods or be a meaningful indicator of our financial performance.

In September 2010, we also amended our agreement with Tele Atlas North America, Inc., or Tele Atlas, to change the fee structure for map and points of interest, or POI, data we provide as part of our navigation services in Sprint’s bundled offerings. The material impact of the amendment is to align the manner in which we pay fees to Tele Atlas with the manner in which we receive revenue from Sprint. Pursuant to the amended agreement, we will pay Tele Atlas a percentage of fees we collect from Sprint for basic navigation services and our gross advertising and mobile commerce revenue, as well as a flat monthly fee per subscriber for premium navigation services. We also agreed to certain guaranteed minimum payments to Tele Atlas for such services. These amendments affected our results of operations during the three months ended September 30, 2010. Although we have taken action to increase the predictability of certain of our third party map and POI data costs for services that we provide on an annual fixed fee basis that are not dependent on the number of subscribers, we may not have adequately aligned our fee structure for map and POI data with revenue from Sprint’s bundled offerings, and may not be successful in reducing the impact of the recent Sprint amendment on our gross margin.

Key components of our results of operations

Sources of revenue

We primarily derive our revenue from our wireless carrier partners for their customers’ subscriptions to our LBS, as well as from activation fees for certain of our services. We receive revenue from our wireless carrier partners in three ways: (1) a monthly subscription fee per end user, (2) commencing during the three months ended September 30, 2010, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Certain of our contracts provide our wireless carrier partners with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier partners pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a stand alone basis. In the future, we may have other revenue models, including fees for certain automotive navigation applications or advertising supported arrangements, or free basic versions of our services that allow for upgrades to more premium versions for a fee.

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

Subscription fees from our wireless carrier partners represented substantially all of our revenue in the three months ended September 30, 2010 and 2009. Sprint and AT&T represented 51% and 36% of our revenue, respectively, in the three months ended September 30, 2010, and 55% and 34% of our revenue, respectively, in the three months ended September 30, 2009. Subscription fees from our GPS Navigator service represented 94% and 93% of our revenue in the three months ended September 30, 2010 and 2009, respectively. Revenue from our enterprise LBS (sometimes referred to as mobile resource management, or MRM), in-dash navigation, and mobile advertising and commerce represented less than 7% of our revenue in each of these periods. In absolute dollars, revenue from our non-GPS Navigator services, which include enterprise LBS, increased in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. GPS Navigator is our flagship voice guided real time, turn by turn, mobile navigation service. Our enterprise LBS solutions allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. We are developing other LBS solutions with new business models and distribution channels in our current LBS market and adjacent markets. These solutions include in-dash navigation services, location based mobile advertising, and commerce and social networking services. While we have already introduced certain components or initial versions of several of these LBS solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors including adoption by wireless carrier partners and automotive suppliers of the LBS solutions; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising and social networking. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to cover the costs of these development efforts.

In the three months ended September 30, 2010, we generated 97% of our revenue in the United States. In absolute dollars, revenue from our international operations increased in the three months ended September 30, 2010 compared to the three months ended September 30, 2009. We are pursuing expansion opportunities with our wireless carriers in other countries and therefore expect international revenue to increase in absolute dollars over the longer term.

Cost of revenue

Our cost of revenue consists primarily of the cost of the third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. The largest component of our cost of revenue is the fees we pay to providers of map and POI data, Tele Atlas and Navigation Technologies Corporation, or NAVTEQ. We have long term agreements with Tele Atlas and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and commencing in fiscal 2011, on a fixed fee basis for certain navigation offerings.

We primarily provide customer support through a third party provider to whom we provide training and assistance with problem resolution. We use three outsourced, hosted data centers to provide our services and industry standard hardware to provide our LBS. We generally offer to our wireless carrier partners and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier partner agreement. We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, including those through bundled offerings, average use of our services by end users increases and from additional operating costs and depreciation associated with our planned data center capacity increases, as well as increased amortization of capitalized software development costs.

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

Other income (expense), net. Other income (expense), net consists of interest we earn on our cash and cash equivalents and short-term investments, and the expense resulting from the change in fair value of our outstanding Series E preferred stock warrants. We classified these warrants as liabilities on our balance sheets and recorded changes in their fair value from period to period in other income (expense), net on our consolidated statements of income. As of December 31, 2009, all remaining outstanding Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock. The preferred shares converted to common stock upon the closing of our initial public offering and were reclassified as common stock and additional paid in capital.

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned from our LBS in the United States. We expect our income tax expense for fiscal 2011 to be approximately 41% of pretax income because of the concentration of earnings in the United States. Our effective tax rate could be reduced if our international revenue substantially increases as a percentage of revenue, due to the lower corporate tax rates available in certain countries outside the United States and the availability of net operating loss carryforwards in those countries.

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

With the exception of revenue recognition discussed below, there have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2010 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Revenue recognition. We primarily derive our revenue from subscriptions to access our LBS, which are generally provided through our wireless carrier partners that offer our services to their subscribers. Our revenue is primarily comprised of (1) a monthly subscription fee per end user, (2) commencing during the three months ended September 30, 2010, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. We recognize revenue when persuasive evidence of an arrangement exists, delivery of those services has occurred, the fee is fixed or determinable and collectability is reasonably assured.

We recognize monthly fees related to our services in the month we provide the services. We defer amounts received in advance of the service being provided and recognize the deferred amounts when the monthly service has been provided. We recognize revenue for fixed annual fees for any number of subscribers receiving our services as part of bundles monthly on a straight-line basis over the term of the agreement. Our agreements do not contain general rights of refund once the service has been provided. We also establish allowances for estimated credits subsequently issued to end users by our wireless carrier partners. We defer activation fees received upon the initiation of certain services and recognize the deferred amounts over the estimated average length of subscription to the service, historically 16 months.

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

In addition to our LBS, we offer mobile phone accessories and other related hardware products through our website. We recognize revenue related to these products upon delivery, assuming all other revenue recognition criteria have been met. Revenue from mobile phone accessories and other related hardware products represented less than 1% of our revenue for the three months ended September 30, 2010 and 2009, and we anticipate that this revenue will remain immaterial for fiscal 2011.

Results of operations

The following tables set forth our results of operations for the three months ended September 30, 2010 and 2009, as well as a percentage that each line item represents of our revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,
Consolidated Statements of Income Data	2010	2009
	(in thousands)
Revenue	$51,100	$36,048
Cost of revenue	8,852	7,067

Gross profit	42,248	28,981
Operating expenses:
Research and development	13,027	7,912
Sales and marketing	4,726	3,914
General and administrative	3,746	2,559

Total operating expenses	21,499	14,385

Income from operations	20,749	14,596
Other income (expense), net	197	(522)

Income before provision for income taxes	20,946	14,074
Provision for income taxes	8,588	5,953

Net income	$12,358	$8,121

	Three Months Ended September 30,
	2010	2009
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	17	20

Gross profit	83	80
Operating expenses:
Research and development	25	22
Sales and marketing	9	11
General and administrative	8	7

Total operating expenses	42	40

Income from operations	41	40
Other income (expense), net	—	(1)

Income before provision for income taxes	41	39
Provision for income taxes	17	16

Net income	24%	23%

	Three Months Ended September 30,
	2010	2009
Additional Key Metrics
Average monthly revenue per user (ARPU)	$0.94	$1.10
Average monthly paying end users (in millions)	17.7	10.8

Comparison of the three months ended September 30, 2010 and 2009

Revenue. Revenue increased 42% to $51.1 million in the three months ended September 30, 2010 from $36.0 million in the three months ended September 30, 2009. The increase was due to growth in the average monthly paying end users to 17.7 million in the three months ended September 30, 2010 from 10.8 million in the three months ended September 30, 2009, primarily resulting from the continued adoption of Sprint’s Simply Everything and Any Mobile, Anytime plans which include our LBS (Sprint Navigation), as well as an increase in end users of AT&T Navigator and TeleNav GPS Navigator at T-Mobile. Average monthly paying end users for a period is calculated by averaging the number of paying end users for each month in the period, and excludes any users that subscribe under daily plans. Generally, we consider a paying end user to be a wireless carrier subscriber for whom we are paid and for which such subscriber’s mobile device has the capability to access our LBS. Average monthly revenue is calculated by dividing revenue for the period associated with paying end users by the number of months in the period. ARPU is calculated by dividing average monthly revenue by average monthly paying end users. Although our end users increased substantially, our ARPU declined 14% to $0.94 in the three months ended September 30, 2010 from $1.10 in the three months ended September 30, 2009. This decline in ARPU was due in part to the increasing proportion of end users accessing our services through our wireless carrier partners’ white label offerings, for which we receive lower monthly fees per end user when compared to our branded offerings. This decline in ARPU was further impacted by the September 2010 amendment to our agreement with Sprint, whereby we now receive a fixed fee from Sprint to provide our services to subscribers to Sprint’s service bundles (up to certain thresholds) and we no longer receive additional revenue for additional Sprint bundle subscribers using our services. We expect the impact of this change to result in a further negative impact on our revenue and ARPU in the three months ending December 31, 2010. We anticipate that as a result of the changes to our agreement with Sprint, ARPU will become a less meaningful indicator of the health of our business.

Growth in revenue and number of end users for the periods presented primarily reflect Sprint’s decision to continue to offer and promote certain bundles in which all end users under those plans receive the right to use our LBS without additional charge. Because a substantial majority of our end users are able to access our LBS through bundled offerings, our ARPU has declined; however, the substantial increase in number of end users has resulted in an increase in revenue. In addition, AT&T’s decision to provide our GPS Navigator as a white label offering to its end users, for which we are paid a lower monthly fee per end user compared to TeleNav branded offerings, also contributed to the decline in our ARPU. Although the migration of AT&T to a white label offering reduced our ARPU, the number of end users subscribing to our services through AT&T has increased.

As a result of these pricing strategies and the September 2010 amendment to the Sprint agreement as discussed below, ARPU declined by $0.16 from $1.10 in the three months ended September 30, 2009 to $0.94 in the three months ended September 30, 2010; however, the average monthly paying end users of our LBS increased by 65% and our revenue increased 42% during the same period. The impact of this $0.16 decline in ARPU for our 10.8 million average monthly paying end users during the three months ended September 30, 2009 was a reduction in revenue based on these end users of $5.0 million for the three months ended September 30, 2010. The impact of this lower ARPU was more than offset by the 6.9 million increase in average monthly paying end users, from 10.8 million for the three months ended September 30, 2009 to 17.7 million for the three months ended September 30, 2010, resulting in a net revenue increase of $15.1 million for the three months ended September 30, 2010. We believe we would not have achieved the $15.1 million increase in revenue had we not adopted these pricing strategies.

Based on the terms of our current contracts, we anticipate that ARPU from our LBS will decline if bundled subscriptions continue to increase. In addition, ARPU may also decrease if the proportion of end users of white label offerings increases or if competition intensifies.

In the three months ended September 30, 2010 and 2009, revenue from Sprint represented 51% and 55% of our revenue, respectively, and revenue from AT&T represented 36% and 34% of our revenue, respectively. No other wireless carrier or other customer represented more than 10% of our revenue in either period.

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

In September 2010, we further amended our agreement with Sprint, which changed the way in which we receive revenue from the majority of the services we provide to Sprint’s subscribers. Rather than receiving a fee per subscriber per month, we agreed to receive a guaranteed annual fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. The annual fee will change from year to year over the contract period and limits the maximum number of subscribers covered under such fee in a given year. Sprint will generally pay us these annual fees in advance. In return, Sprint agreed that our right to be Sprint’s preferred supplier of navigation applications would be broadened and our preferred supplier rights are extended from December 31, 2010 to December 31, 2012. Sprint may terminate our agreement for any reason, beginning June 30, 2012, by providing notice at least 30 business days prior to termination. We and Sprint also agreed that Sprint branded navigation services offered as part of a bundled offering will transition to TeleNav branded navigation services over time. In addition, bundle opportunities are expanded to include Sprint’s prepaid subscriber base. We will recognize revenue for the aggregate annual fees monthly on a straight-line basis over the term of the agreement. Our portion of the revenue sharing arrangements for monthly recurring charge navigation subscribers, enterprise LBS subscribers and revenue generated from mobile commerce services was increased under the amendment and will also apply to revenue generated from other premium services we may provide to bundled and other subscribers during the term of the agreement.

Subscription fees from our GPS Navigator service represented 94% and 93% of our revenue in the three months ended September 30, 2010 and 2009, respectively. Activation fees represented less than 1% of our revenue in each of these periods.

We primarily sell our services in the United States. In the three months ended September 30, 2010 and 2009, revenue derived from U.S. sources represented 97% of our revenue.

Cost of revenue. Our cost of revenue increased 25% to $8.9 million in the three months ended September 30, 2010 from $7.1 million in the three months ended September 30, 2009. As a percentage of revenue, cost of revenue in the three months ended September 30, 2010 decreased to 17% from 20% in the three months ended September 30, 2009. The substantial majority of our cost of revenue related to costs of third party content and technology that we use in providing our LBS such as map, POI, traffic, gas price and weather data and voice recognition technology. The remaining portion of our cost of revenue included expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. Cost of revenue increased at a lower rate than the 42% increase in revenue for the comparable period as a result of the use of lower cost content and lower customer support costs per end user resulting from an increased portion of customer support provided by our wireless carrier partners and our greater use of outsourcing. However, these factors were partially offset by the decrease in ARPU The increase in cost of revenue in absolute dollars was primarily driven by the increase in our number of end users. The majority of the increase in cost of revenue in absolute dollars was due to a 31% increase in customer support costs and, to a lesser extent, from a 10% increase in third party content costs as well as increased costs of data center operations.

On September 17, 2010, we entered into an amendment to the Tele Atlas agreement, or the Tele Atlas Amendment. The terms of the Tele Atlas Amendment were retroactively effective as of August 1, 2010 and changes the fee structure for map and POI data we use to provide its services for Sprint’s bundled offerings. The material impact of the Tele Atlas Amendment is to better align the manner in which we pay fees to Tele Atlas with the manner in which we receive revenue from Sprint. Pursuant to the Tele Atlas Amendment, we will pay Tele Atlas a percentage of the fees earned from Sprint for basic navigation services and gross advertising and mobile commerce revenue and a flat monthly fee per subscriber for premium navigation services. We also will pay Tele Atlas certain guaranteed minimum payments for such services. Previously, we paid Tele Atlas a specific fee per subscriber or a per transaction fee for our Sprint bundled offerings. The expiration of the license period for navigation services provided by Tele Atlas for Sprint’s bundled offerings has been changed from July 1, 2014 to the earlier of December 31, 2012 or the date of termination of our agreement with Sprint with respect to those bundled services.

We anticipate these changes to our Tele Atlas agreement will reduce in part the impact on our cost of revenue of the anticipated increase in the number of Sprint bundle subscribers without offsetting increases in revenue. However, we expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, average usage of our services by end users increases and from amortization and depreciation expense associated with planned data center capacity increases, as well as increased amortization of capitalized software development costs. In addition, we anticipate that ARPU from our LBS will continue to decline, which will further increase cost of revenue as a percentage of revenue.

Gross profit. Our gross profit increased 46% to $42.2 million in the three months ended September 30, 2010 from $29.0 million in the three months ended September 30, 2009 primarily due to an increase in the number of our end users. Our gross margin increased to 83% in the three months ended September 30, 2010 from 80% in the three months ended September 30, 2009. We expect our gross margin to decline due slowing revenue growth as a result of the new fixed fee arrangement with Sprint, lower anticipated ARPU from our LBS, and higher anticipated usage of third party content by our end users.

Research and development. Our research and development expenses increased 65% to $13.0 million in the three months ended September 30, 2010 from $7.9 million in the three months ended September 30, 2009. The increase was primarily due to the costs associated with increased headcount to enhance the functionality of our services and develop new offerings and increased compensation and benefits for our existing employees. As a percentage of revenue, research and development expenses increased to 25% in the three months ended September 30, 2010 from 22% in the three months ended September 30, 2009. The total number of research and development personnel increased 27% to 722 at September 30, 2010 from 569 at September 30, 2009. We believe that as we continue to invest in expanding the LBS we offer, establish relationships with new wireless carrier partners and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand the services and products we offer.

Sales and marketing. Our sales and marketing expenses increased 21% to $4.7 million in the three months ended September 30, 2010 from $3.9 million in the three months ended September 30, 2009. As a percentage of revenue, sales and marketing expenses decreased to 9% in the three months ended September 30, 2010 from 11% in the three months ended September 30, 2009. The decline in sales and marketing expenses as a percentage of revenue in the three months ended September 30, 2010 was the result of leveraging our investment in sales and marketing across a higher revenue base. We expect that our sales and marketing expenses will continue to increase in absolute dollars as we expand our relationships with wireless carrier partners, engage in programs to market our services to their subscribers. We may incur additional costs transitioning our Sprint Navigation branded services to TeleNav branded navigation services, which would lead to an increase in our sales and marketing expenses as a percentage of revenue and in absolute dollars.

General and administrative. Our general and administrative expenses increased 46% to $3.7 million in the three months ended September 30, 2010 from $2.6 million in the three months ended September 30, 2009. The increase was primarily due to added personnel, consultants, audit and tax professional fees and legal expenses. The total number of general and administrative personnel increased 33%, to 61 at September 30, 2010 from 46 at September 30, 2009. As a percentage of revenue, general and administrative expenses increased to 8% in the three months ended September 30,

2010 from 7% in the three months ended September 30, 2009. We expect our general and administrative expenses to increase in absolute dollars in fiscal 2011 as we incur legal fees and potentially other costs in connection with litigation in which we are named defendants or our wireless carrier partners are named defendants and for which they have notified us that they are seeking or may seek indemnification from us. We also expect to incur additional general and administration expenses in fiscal 2011 and beyond associated with being a public company, including higher legal, corporate insurance, audit and tax and financial reporting expenses as well as the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other income (expense), net. Our other income (expense), net was $197,000 in the three months ended September 30, 2010 and $(522,000) in the three months ended September 30, 2009. The change was primarily due to elimination of the expense related to the increase in fair value of our Series E preferred stock warrants and, to a lesser extent, increased interest income due to higher cash and cash equivalents and short-term investments balances. As of December 31, 2009, all remaining Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock. The preferred stock converted upon the closing of our initial public offering and the preferred stock was reclassified as common stock and additional paid in capital.

Provision for income taxes. Our provision for income taxes increased 44% to $8.6 million in the three months ended September 30, 2010 from $6.0 million in the three months ended September 30, 2009. Our effective tax rate was 41% in the three months ended September 30, 2010 compared to 42% in the three months ended September 30, 2009.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2010 and June 30, 2010, our cumulative unrecognized tax benefits were $3.3 million and $2.9 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2010 is $2.7 million that, if recognized, would affect the effective tax rate. We do not believe that the unrecognized tax benefits will materially change in the next 12 months.

Liquidity and capital resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$20,248	$15,145
Net cash used in investing activities	(82,980)	(3,375)
Net cash provided by (used in) financing activities	44	(907)
Effect of exchange rate changes on cash and cash equivalents	(89)	(7)

Net increase (decrease) in cash and cash equivalents	$(62,777)	$10,856

At September 30, 2010, we had cash and cash equivalents and short-term investments of $131.1 million, which primarily consisted of money market mutual funds, municipal securities, corporate bonds, and commercial paper held by well-capitalized financial institutions. From inception until fiscal 2010, we financed our operations primarily through private sales of equity. On May 18, 2010, we completed our initial public offering of 6,550,000 shares of common stock, including 1,050,000 shares of common stock purchased by the underwriters in connection with the exercise of their over-allotment option. We raised net proceeds from the offering of $44.6 million after deducting the underwriter’s discount and offering expenses payable by us, based on a price to the public of $8.00 per share.

Our accounts receivable are heavily concentrated in two wireless carrier partners. As of September 30, 2010, our accounts receivable balance was $57.3 million, of which Sprint and AT&T represented 65% and 25%, respectively.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. In addition, on November 15, 2010, we announced that our Board of Directors authorized a new program for the repurchase of up to $20 million of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations. We believe our cash and cash equivalents, short-term investments and anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months. Our cash flow from operations will include payments received under the September 2010 amendment to our agreement with Sprint. Such payments will generally be made by Sprint prior to our providing all services, and Sprint has no refund right to these payments. However, we may experience lower than expected cash generated from operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our wireless carrier partners, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our wireless carrier partners were to elect not to market and distribute our LBS to end users; our wireless carrier partners were to elect to lower the prices charged to their subscribers for our service; or if we were to experience a decline in our ARPU without a proportionate decrease in the average cost per end user. In the future, we may acquire complementary businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse affect on our business, operating results, financial condition and liquidity and cash position.

Net cash provided by operating activities. Net cash provided by operating activities was $20.2 million and $15.1 million in the three months ended September 30, 2010 and 2009, respectively. The improvement in cash provided by operating activities was primarily due to the increased number of end users of our services and related revenue generated from those end users, offset to a lesser extent by increases in our operating costs. Cash provided by or used in operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount and royalty payments for portions of the content provided in our services. In the three months ended September 30, 2010, cash provided by operating activities was provided principally by net income of $12.4 million, non-cash charges for depreciation and amortization of $1.9 million, stock-based compensation of $852,000 and a write-off of capitalized software of $691,000, and $4.4 million from changes in our operating assets and liabilities.

Net cash used in investing activities. We used net cash in investing activities of $83.0 million and $3.4 million during the three months ended September 30, 2010 and 2009, respectively. The cash was used primarily for purchases of short-term investments and property and equipment and internal software development costs. We expect to increase our capital expenditures in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as in equipment and facilities for our growing worldwide employee base as we expand our business. In the three months ended September 30, 2010, cash used in investing activities was used principally for purchases of short-term investments of $81.1 million and capital expenditures of $1.5 million.

Net cash provided by (used in) financing activities. During the three months ended September 30, 2010 and 2009, we generated (used) cash in our financing activities of $44,000 and $(907,000), respectively, due to proceeds from the exercise of options for our common stock, net of any repurchases of our outstanding stock or options. In the three months ended September 30, 2010, cash was provided by $44,000 of proceeds from the exercise of stock options.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations, commitments and contingencies

As of September 30, 2010, we had an aggregate of $26.9 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next five fiscal years. The aggregate of $26.9 million of future minimum commitments were comprised of $12.1 million due in fiscal 2011; $11.9 million due in fiscal 2012; $1.7 million due in fiscal 2013; $1.0 million due in fiscal 2014; and $0.2 million due in fiscal 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2010, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

Foreign currency risk. Substantially all of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, most of our contracts with our wireless carrier partners outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As of September 30, 2010, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.

To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On November 17, 2009, WRE-Hol, LLC filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, H.P. Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims.

On December 31, 2009, Vehicle IP, LLC filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The lawsuit alleges that certain of our navigation services, including our GPS Navigator, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 11, 2010, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid. Vehicle IP denied these counterclaims and requested that they be dismissed. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T Mobility was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T Mobility has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T Mobility. The court has not yet ordered a scheduling conference for the litigation. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering. The complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 initial public offering, traceable to our Form S-1/A Registration Statement and Prospectus filed with the SEC on May 13, 2010. The complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the initial public offering violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11 and 15 of the Securities Act. Specifically, the complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. David Smith and his attorneys have filed a motion for appointment as lead plaintiff and lead counsel, which will be heard on December 17, 2010. No other such motions have been filed. We deny the plaintiff’s allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In addition, we have received, and expect to continue to receive, demands for indemnification from our wireless carrier partners, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our wireless carrier partners in compliance with our contractual commitments. We are not a party to the following cases; however our wireless carrier partners have requested that we indemnify them in connection with such cases:

In 2008, Alltel, AT&T, Sprint and T-Mobile, each demanded that we indemnify and defend them against a lawsuit brought by Emsat Advanced Geo-Location Technology LLC and Location Based Services LLC, or collectively, Emsat, in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818) alleging that the wireless carriers infringe U.S. Patent Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 in connection with the delivery of wireless telephone services and seeking unspecified damages. The Emsat entities are patent holding companies. In May 2009, several of the cases were stayed pending proceedings relating to a request for reexamination of all the patents at issue in the litigation. In June 2009, the U.S. Patent and Trademark Office denied the requests for reexamination as it relates to all of the patent claims asserted in the lawsuits. Subsequently, the defendants in certain of the cases filed requests for reexamination of U.S. Patent No. 6,847,822 and indicated that they would do the same with respect to U.S. Patent No. 7,289,763. On December 22, 2009, the U.S. Patent and Trademark Office granted the request for reexamination of 17 claims of U.S. Patent No. 6,847,822. On March 16, 2010, the U.S. Patent and Trademark Office confirmed two of the 17 claims and rejected the other 15 claims. On August 18, 2010, a third-party requestor filed an ex parte request for reexamination of U.S. Patent No. 6,324,404. That request is pending before the U.S. Patent and Trademark Office. In the Sprint and Alltel cases, the court has not yet lifted the stay, and denied the plaintiff’s motion to vacate the stay on August 20, 2010. In the T-Mobile and AT&T cases, the parties voluntarily vacated the stay and a trial status conference with the court was held on September 24, 2009. A claim construction hearing was held on May 10, 2010 and the court issued its claim construction ruling on August 23, 2010. T-Mobile and AT&T also filed a motion for partial summary judgment on the invalidity of some asserted claims of the patents-in-suit. On August 23, 2010, the court denied the partial summary judgment motion. Google joined as an intervenor in the T-Mobile case because T-Mobile also sought indemnification from Google. In the T-Mobile case, T-Mobile filed a motion for reconsideration of the Court’s denial of the partial summary judgment motion on September 20, 2010, and Google filed a motion for partial reconsideration of claim construction on the same day. The motions are still pending. In the AT&T case, Emsat amended the complaint to allege a breach of contract claim and AT&T denied the allegation in its answer. The AT&T case was consolidated with EMSAT Advanced Geo-Location Technology, LLC et al v. Tracfone Wireless, Inc. (Case No. 5:10-CV-00245). As of the date of this Form 10-Q, we and the wireless carriers have not determined whether, and to what extent, we will provide indemnification regarding the litigation. We cannot reasonably estimate whether and to what extent we would indemnify our wireless carrier partners or the potential losses they and we may experience in connection with such litigation.

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

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, with certain limitations, and we are presently negotiating the scope of our indemnification obligations with Sprint. We cannot reasonably estimate to what extent we will indemnify Sprint or the potential losses it and we may experience in connection with such litigation. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, and Research In Motion, bringing the Levine matter to a total of twelve defendant groups. It is presently unknown what effect the amended complaint will have, if any, on the schedule in the Levine litigation.

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

Item 1A.	Risk Factors.

We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Form 10-Q. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.

Risk related to our business

We are substantially dependent on two wireless carrier partners for a large portion of our revenue and if these wireless carrier partners were to limit or terminate our relationships with them or to offer LBS directly or from other vendors, our revenue and net income would be adversely affected.

We are substantially dependent on two wireless carrier partners for a large portion of our revenue. For the three months ended September 30, 2010 and 2009, Sprint represented 51% and 55% of our revenue, respectively. Effective September 1, 2010, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2011 to December 31, 2012. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2012 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed annual fee regardless of the number of subscribers (up to specified thresholds). Sprint may terminate our agreement for any reason, beginning June 30, 2012, by providing notice at least 30 business days prior to termination. Our amended agreement with Sprint will result in declines in ARPU compared to the most recent quarter due to increasing numbers of Sprint bundle subscribers with access to our services and significant reductions in revenue from Sprint for bundled basic navigation services. Although we are entitled to receive more revenue from enterprise LBS, mobile commerce and premium navigation services than we were previously, we may not be able to realize these benefits in the short term or at all. We cannot predict the ultimate financial impact of our amended agreement with Sprint. Our failure to renew or renegotiate this agreement on or after June 30, 2012 on favorable terms or at all, a termination of our agreement by Sprint or our failure to otherwise maintain our relationship with Sprint would substantially reduce our revenue and significantly harm our business, operating results and financial condition.

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

For the three months ended September 30, 2010 and 2009, AT&T represented 36% and 34% of our total revenue, respectively. AT&T is not required to offer our LBS. Our current agreement with AT&T expires on March 19, 2011 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Furthermore, our failure to otherwise maintain our relationship with AT&T would substantially harm our business.

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

Although historically wireless carriers controlled provisioning and access to the applications that could be used on mobile phones connected to their networks, in recent years consumers have been able to download and provision applications from individual provider websites and to select from a menu of applications through the Apple iTunes App Store, Android Marketplace, the Blackberry App World and other application aggregators. Increased competition from providers of LBS which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded LBS, which could harm our business and revenue. In addition, these LBS may be offered for free or on a one time fee basis, which could force us to reduce monthly subscription fees, migrate to a one time fee model or offer free basic versions of our products that allow for upgrades to more premium versions for a fee to remain competitive. We may also lose end users or face erosion in ARPU if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services. Finally, we may not be successful at generating revenue from premium navigation services if end users believe that free services are comparable or adequate.

Our operating income and net income could decline as a percentage of revenue as we make further expenditures to enhance and expand our operations in order to support additional growth in our business.

As a percentage of revenue, our operating income was 41% and 40% and our net income was 24% and 23% in the three months ended September 30, 2010 and 2009, respectively. Since June 30, 2008, we have made significant investments in new operating and information systems and additional data centers, hired substantial numbers of new research and development, sales and marketing and general and administrative personnel and expanded our operations outside the United States. Efforts to develop new services and products and attract new wireless carrier partners require investments in anticipation of longer term revenue. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. We also expect to incur additional operating costs as a public reporting company as a result of the closing of our initial public offering on May 18, 2010. As a result of these factors, we believe our operating income and net income may decline as a percentage of revenue at least through fiscal 2011. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.

We are substantially dependent on revenue from our GPS Navigator service, our flagship LBS, and, if we fail to generate significant revenue from other services, our operating results may be harmed if revenue from GPS Navigator declines.

Although revenue in absolute dollars from sources other than GPS Navigator rose in all periods presented, revenue from our GPS Navigator service represented 94% and 93% of our revenue in the three months ended September 30, 2010 and 2009, respectively. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier partners or the number of end users for GPS Navigator were to decline, our revenue would be substantially harmed. We have experienced a reduction of ARPU from GPS Navigator over time as our wireless carrier partners implement white label and more bundled offerings, for which we typically receive a lower monthly subscription fee or a fixed annual fee regardless of the number of end users (subject to specified thresholds) to which we provide our services. We may be unable to increase our revenue from our enterprise LBS, and we may not be successful in our efforts to diversify into areas such as in-dash navigation. If we were unable to offset declining ARPU from GPS Navigator by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.

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

We have substantially expanded our overall business, end user base, headcount and operations in recent periods. We increased our total number of full time employees from 332 at June 30, 2007 to 942 at September 30, 2010. During this same period, we made substantial investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in China. For example, we added 146 new employees in China during fiscal 2010. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. In addition, due to the large number of employees located outside of the United States, we have exposure to changes in foreign currency rates which could result in higher labor and related operating costs.

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

Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•

changes in the pricing of our services or products or those of our competitors and changes in the pricing and content of bundled LBS offerings of our wireless carrier partners, such as the revenue model changes resulting from our recent contract amendment with Sprint, or providing basic versions of our service for free that permit upgrades to more premium offerings for a fee;

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

Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action lawsuits or other unanticipated issues.

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

With limited exceptions, our wireless carrier partners pay us fees that do not vary depending on whether or how often an end user uses our services. Historically, end users using certain mobile phones or under certain service plans tended to use our services more than other end users. We budget and operate our services by making certain assumptions about usage patterns. Over time, usage by subscribers who have access to our services under bundled plans has increased. If our end users were to further increase their usage of our services substantially or were to be permitted to use basic versions of our service for a fee, we would incur additional expenses to expand our server capacity, operate additional data centers and pay additional third party content fees. These additional costs would harm our operating results and financial condition.

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

We have received, and may in the future receive, claims from third parties asserting infringement and other related claims. For example, on November 17, 2009, WRE-Hol, LLC filed a complaint against us in the United States District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP) alleging that we infringe a patent owned by WRE-Hol, LLC. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses, and injunctive relief against us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, H.P. Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. Additionally, on December 31, 2009, Vehicle IP, LLC filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF) alleging that certain of our navigation services, including our GPS Navigator, infringe a patent owned by Vehicle IP, LLC. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 11, 2010, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid. Vehicle IP denied these counterclaims and requested that they be dismissed. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T Mobility was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T Mobility has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T Mobility. The court has not yet ordered a scheduling conference for the litigation. Furthermore, on April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of these lawsuits and uncertainties related to litigation, we are unable to evaluate the likelihood of either favorable or unfavorable outcomes. Accordingly, we are unable at this time to estimate the effects of these lawsuits on our financial condition, results of operations, or cash flows.

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

We have received, and expect to receive in the future, demands for indemnification under these agreements. These demands can be very expensive to settle or defend, and we have in the past incurred substantial legal fees in connection with certain of these indemnity demands. For example, we have been notified by several wireless carriers that they have been named as defendants in three patent infringement cases for which they may seek indemnification from us. See the section entitled “Legal Proceedings.” These indemnity demands relate to pending litigation and remain outstanding and unresolved as of the date of this Form 10-Q. Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to the current or future notifications, could materially harm our business, operating results and financial condition.

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

We are in the very early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective until such time that appropriate remediation has taken place. If we are unable to conclude that our internal control over financial reporting is effective, or if our auditors were to express an adverse opinion on the effectiveness of our internal controls because we had one or more material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

We are currently subject to securities class action litigation and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering. The complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 initial public offering, traceable to our Form S-1/A Registration Statement and Prospectus filed with the Securities and Exchange Commission, or the SEC, on May 13, 2010. The complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the initial public offering violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11 and 15 of the Securities Act. Specifically, the complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. David Smith and his attorneys have filed a motion for appointment as lead plaintiff and lead counsel, which will be heard on December 17, 2010. No other such motions have been filed. We deny the plaintiff’s allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

Sales of substantial amounts of our common stock in the public market following our initial public offering, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales could also make it more difficult for us to sell equity or equity related securities in the future at a time and price that we deem appropriate.

Upon completion of the release of the underwriters’ lockup from our initial public offering on or about November 15, 2010, 34,929,223 shares will be eligible for sale upon the expiration of lock-up agreements, subject in some cases to volume and other restrictions of Rule 144 and Rule 701 under the Securities Act.

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

Our stock price has fluctuated and declined significantly since our initial public offering in May 2010, and may continue to fluctuate or decline in the future.

Our common stock was sold in our initial public offering at $8.00 per share. Although our common stock traded at prices as high as $11.48 per share shortly after our initial public offering, it has also traded at prices as low as $4.65 more recently. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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

General market conditions and domestic or international macroeconomic factors unrelated to our performance, such as the continuing unprecedented volatility in the financial markets, may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. Investors in our common stock may not be able to dispose of the shares they purchased at prices above the initial public offering price, or, depending on market conditions, at all.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 62.7% of our common stock outstanding as of September 30, 2010. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On May 13, 2010, our registration statement (No. 333-162771) on Form S-1 was declared effective for our initial public offering, pursuant to which we registered the offering and sale of an aggregate of 6,550,000 shares of common stock, at a price of $8.00 per share. Included in the above amount is the underwriter’s overallotment of 1,050,000 shares of common stock, which overallotment was exercised on May 17, 2010. Upon the closing of the initial public offering, all shares of convertible preferred stock outstanding automatically converted into 23,345,247 shares of common stock and we issued a stock dividend of 636,139 shares of our common stock to holders of our Series E preferred stock upon the conversion of those preferred shares into common stock. The offering, which closed on May 18, 2010, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were J.P. Morgan Securities Inc. and Deutsche Bank Securities Inc.

As a result of the offering, we received net proceeds of approximately $44.6 million, which is comprised of gross proceeds from shares we issued in the initial public offering of $52.4 million, offset by underwriting discounts and commissions of $3.7 million and total offering costs of $4.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates. We invested the net proceeds in investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

Item 5.	Other Information

Our Board of Directors has authorized the company to repurchase up to $20 million, inclusive of broker fees, of its common stock under a share repurchase program, in compliance with Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations. All of the repurchases will be funded by our available working capital and the duration of the repurchase program is 12 months, although it may be extended, suspended or discontinued without prior notice.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13.4*	Amendment No. 3 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010	Filed herewith

10.15.2*	Amendment No. 2 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc., effective as of August 1, 2010	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated: November 15, 2010	By:	/S/ H.P. JIN
H.P. Jin
President and Chief Executive Officer

Dated: November 15, 2010	By:	/S/ DOUGLAS MILLER
Douglas Miller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13.4*	Amendment No. 3 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010	Filed herewith

10.15.2*	Amendment No. 2 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc., effective as of August 1, 2010	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.