Form 10-K/A
period 2010-06-30
TeleNav, Inc.
filed 2010-12-21
CIK 1474439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1 to

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934, as amended.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of August 31, 2010 was 42,155,547

DOCUMENTS INCORPORATED BY REFERENCE

None.

TeleNav, Inc.

Fiscal Year 2010

Amendment No. 1 to

Form 10-K

Annual Report

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends TeleNav, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the year ended June 30, 2010, originally filed on September 24, 2010 (the “Original Filing”). The Company is filing Part IV to include a new redacted version of Exhibit 10.14.7. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment No. 1 to Form 10-K is not a representation that any statements contained in items of Form 10-K other than Part IV, Item 15 are true or complete as of any date subsequent to the Original Filing.

In this Form 10-K, “we,” “us” and “our” refer to TeleNav, Inc. and its subsidiaries.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010	Form 10-K	3.1	9/24/10

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010	Form 10-K	3.2	9/24/10

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/10

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/09

10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/09

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/09

10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/09

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder to be in effect upon the closing of this offering.	S-1	10.4	10/30/09

10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/09

10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/09

10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/09

10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/09

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/09

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/09

10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/09

10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/09

10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/09

10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/09

10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/09

10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/10

10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/10

10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/10

10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/10

10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/10

10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/09

10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/09

10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/09

10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/09

10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/10

10.14.7*	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	Filed herewith

10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/09

10.15.1†	Amendment #1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/10

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/10

10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/10

10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/10

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/10

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/09

10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/10

10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/10

10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/10

10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/10

10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/10

10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/10

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/10

10.17#*	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski	Form 10-K	10.17	9/24/10

10.18#*	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski	Form 10-K	10.18	9/24/10

21.1	Subsidiaries of the registrant	Form 10-K	21.1	9/24/10

24.1	Power of Attorney (contained in the signature page to this Form 10-K)	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No. 1 to Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated: December 21, 2010	By:	/S/ H.P. JIN*
H.P. Jin President and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature	Title	Date

/S/ H.P. JIN* H.P. Jin	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	December 21, 2010

/S/ DOUGLAS MILLER Douglas Miller	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	December 21, 2010

/S/ SHAWN CAROLAN* Shawn Carolan	Director	December 21, 2010

/S/ SAMUEL CHEN* Samuel Chen	Director	December 21 2010

/S/ HON JANE (JASON) CHIU* Hon Jane (Jason) Chiu	Director	December 21, 2010

/S/ SOO BOON KOH* Soo Boon Koh	Director	December 21, 2010

/S/ JOSEPH M. ZAELIT* Joseph M. Zaelit	Director	December 21, 2010

*By: /S/ DOUGLAS MILLER Douglas Miller, Attorney in Fact		December 21, 2010

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010	10-K	3.1	9/24/10

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010	10-K	3.2	9/24/10

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/10

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/09

10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/09

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/09

10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/09

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder to be in effect upon the closing of this offering.	S-1	10.4	10/30/09

10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/09

10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/09

10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/09

10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/09

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/09

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/09

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/09

10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/09

10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/09

10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/09

10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/09

10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/10

10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/10

10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/10

10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/10

10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/10

10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/09

10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/09

10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/09

10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/09

10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/09

10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14.7*	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	Filed herewith

10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/09

10.15.1†	Amendment #1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/10

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/10

10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/10

10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/10

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/10

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/10

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/09

10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/10

10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/10

10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/10

10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/10

10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/10

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/10

10.17#*	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski	10-K	10.17	9/24/10

10.18#*	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski	10-K	10.18	9/24/10

21.1	Subsidiaries of the registrant	10-K	21.1	9/24/10

24.1	Power of Attorney (contained in the signature page to the Form 10-K)	10-K	24.1	9/24/10

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No. 1 to Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.