Form 10-Q
period 2010-12-31
TeleNav, Inc.
filed 2011-02-08
CIK 1474439

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2010

or

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

As of December 31, 2010, there were approximately 42,043,467 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2010	June 30, 2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$42,681	$112,862
Short-term investments	112,998	—
Accounts receivable, net of allowances of $360 and $246 at December 31, 2010 and June 30, 2010, respectively	18,546	37,322
Deferred income taxes	3,000	3,247
Prepaid expenses and other current assets	10,979	3,020

Total current assets	188,204	156,451
Property and equipment, net	10,031	9,637
Deferred income taxes, non-current	1,188	1,874
Deposits and other assets	6,291	5,758

Total assets	$205,714	$173,720

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,969	$2,507
Accrued compensation	6,566	5,583
Accrued royalties	3,524	2,988
Other accrued expenses	3,978	2,721
Deferred revenue	11,487	6,746
Income taxes payable	129	1,028

Total current liabilities	27,653	21,573
Deferred revenue, non-current	2,873	172
Other liabilities	3,700	2,938
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 42,372 shares issued and 42,043 shares outstanding at December 31, 2010; 42,140 shares issued and outstanding at June 30, 2010	42	42
Additional paid-in capital	111,259	109,687
Accumulated other comprehensive income	237	399
Retained earnings	59,950	38,909

Total stockholders’ equity	171,488	149,037

Total liabilities and stockholders’ equity	$205,714	$173,720

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Revenue	$48,022	$40,503	$99,122	$76,551
Cost of revenue	8,828	6,890	17,680	13,957

Gross profit	39,194	33,613	81,442	62,594

Operating expenses:
Research and development	13,473	9,389	26,500	17,301
Sales and marketing	5,804	4,098	10,530	8,012
General and administrative	4,723	3,104	8,469	5,663

Total operating expenses	24,000	16,591	45,499	30,976

Income from operations	15,194	17,022	35,943	31,618
Other income (expense), net	248	212	445	(310)

Income before provision for income taxes	15,442	17,234	36,388	31,308
Provision for income taxes	5,402	7,098	13,990	13,051

Net income	$10,040	$10,136	$22,398	$18,257

Net income applicable to common stockholders	$10,040	$5,474	$22,398	$9,847

Net income per share applicable to common stockholders:
Basic	$0.24	$0.47	$0.53	$0.85

Diluted	$0.22	$0.19	$0.50	$0.34

Weighted average shares used in computing net income applicable to common stockholders:
Basic	42,119	11,527	42,135	11,542

Diluted	44,894	28,833	44,925	28,627

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2010	2009
Operating activities
Net income	$22,398	$18,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,782	2,202
Accretion of premium on short-term investments	591	—
Stock-based compensation expense	1,759	837
Write-off of capitalized software	691	—
Revaluation of preferred stock warrants	—	346
Excess tax benefit from employee stock option plan	(216)	(249)
Changes in operating assets and liabilities:
Accounts receivable	18,756	(956)
Deferred income taxes	933	1,248
Prepaid expenses and other current assets	(8,069)	219
Other assets	(1,661)	(2,995)
Accounts payable	(518)	(881)
Accrued compensation	983	949
Accrued royalties	536	(201)
Accrued expenses and other liabilities	2,018	2,159
Income taxes payable	(683)	—
Deferred revenue	7,442	988

Net cash provided by operating activities	48,742	21,923

Investing activities
Capital expenditures	(3,128)	(3,336)
Additions to capitalized software	(501)	(1,620)
Purchases of short-term investments	(127,575)	—

Proceeds from sales of short-term investments	13,899	—

Net cash used in investing activities	(117,305)	(4,956)

Financing activities
Proceeds from exercise of stock options	551	403
Proceeds from exercise of Series E preferred stock warrants	—	863
Repurchase of common stock	(2,310)	(1,228)
Excess tax benefit from employee stock option plans	216	249

Net cash provided by (used in) financing activities	(1,543)	287

Effect of exchange rate changes on cash and cash equivalents	(75)	(21)

Net increase (decrease) in cash and cash equivalents	(70,181)	17,233
Cash and cash equivalents, at beginning of period	112,862	33,128

Cash and cash equivalents, at end of period	$42,681	$50,361

Supplemental disclosure of cash flow information
Income taxes paid	$19,321	$10,408

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

Basis of presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The condensed consolidated financial statements include the accounts of TeleNav, Inc., our wholly owned subsidiaries in China, the United Kingdom and Brazil. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements include all adjustments (consisting only of normal recurring adjustments) that our management believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd. or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or “VIE”, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall (Pre-Codification: Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51). Despite our lack of technical ownership, there exists a parent-subsidiary relationship between the Company and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through the aforementioned agreements, we demonstrate our ability and intention to continue to exercise the ability to absorb all of the expected losses and profits of Jitu.

The results of Jitu did not have a material impact on the Company’s overall operating results for the three months ended December 31, 2010.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2010, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, or the Form 10-K, filed on September 24, 2010 with U.S. Securities and Exchange Commission, or the SEC.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

We derive our revenue primarily from subscriptions to access our LBS, which are generally provided through wireless carrier partners that offer our services to their subscribers. Revenue is primarily comprised of subscription fees for the use of our LBS, as well as activation fees related to certain services. Our wireless carrier partners pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) commencing in September 2010, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, or (3) a revenue sharing arrangement that may include a minimum fee per end user. We recognize revenue when persuasive evidence of an arrangement exists, delivery of those services has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We recognize monthly fees related to our services in the month we provide the services. We defer amounts received in advance of the service being provided and recognize the deferred amounts when the monthly service has been provided. We recognize revenue for fixed annual fees for any number of subscribers receiving our services as part of bundles monthly on a straight-line basis over the term of the agreement. Our agreements do not contain general rights of refund once the service has been provided. We also establish allowances for estimated credits subsequently issued to end users by our wireless carrier partners. We defer activation fees received upon the initiation of certain services and recognize the deferred amounts over the estimated average length of subscription to the service, historically 16 months.

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

Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 44% and 54% of revenue for the three months ended December 31, 2010 and 2009, respectively, and 48% and 54% of revenue for the six months ended December 31, 2010 and 2009, respectively. Receivables due from Sprint were 11% and 49% of total accounts receivable at December 31, 2010 and June 30, 2010, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 40% and 35% of revenue for the three months ended December 31, 2010 and 2009, respectively, and 38% and 35% of revenue for the six months ended December 31, 2010 and 2009, respectively. Receivables due from AT&T were 52% and 38% of total accounts receivable at December 31, 2010 and June 30, 2010, respectively.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Our map and points of interest data have been provided principally through Tele Atlas North America, Inc., now known as TomTom Maps, and Navigation Technologies Corporation, or NAVTEQ, in the three and six months ended December 31, 2010 and 2009. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss), which includes cumulative foreign currency translation gains or losses and unrealized gains or losses on marketable securities, net of tax. Comprehensive income totaled $10.0 million and $10.1 million for the three months ended December 31, 2010 and 2009, respectively. Comprehensive income totaled $22.3 million and $18.2 million for the six months ended December 31, 2010 and 2009, respectively.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents the calculation of basic and diluted net income per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Net income applicable to common stockholders:
Net income	$10,040	$10,136	$22,398	$18,257
Series E preferred cumulative dividends	—	(311)	—	(616)
Undistributed earnings allocated to Series E preferred stockholders	—	(4,351)	—	(7,794)

Net income applicable to common stockholders	$10,040	$5,474	$22,398	$9,847

Shares used in computing net income per share applicable to common stockholders:
Basic:
Weighted average common shares used in computing basic net income per share	42,119	11,527	42,135	11,542

Diluted:
Weighted average common shares used in computing basic net income per share	42,119	11,527	42,135	11,542
Add weighted average effect of dilutive securities:
Stock options	2,775	3,309	2,790	3,091
Common stock warrants	—	14	—	11
Conversion of convertible preferred stock	—	13,983	—	13,983

Weighted average common shares used in computing diluted net income per share	44,894	28,833	44,925	28,627

Net income per share applicable to common stockholders:
Basic	$0.24	$0.47	$0.53	$0.85

Diluted	$0.22	$0.19	$0.50	$0.34

The following outstanding shares subject to options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Options to purchase common stock	1,625	165	1,625	165

3. Cash, cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no realized gains or losses in the three and six months ended December 31, 2010 and 2009.

Cash and cash equivalents and short-term investments consisted of the following as of December 31, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$25,403	$—	$—	$25,403

Cash equivalents:
Money market mutual funds	11,979	—	—	11,979
Municipal securities	300	—	—	300
Commercial paper	4999	—	—	4,999

Total cash equivalents	17,278	—	—	17,278

Total cash and cash equivalents	42,681	—	—	42,681

Short-term investments:
Municipal securities	92,991	7	(123)	92,875
Commercial paper	8,988	2	—	8,990
Corporate bonds	11,107	32	(6)	11,133

Total short-term investments	113,086	41	(129)	112,998

Cash and cash equivalents and short-term investments	$155,767	$41	$(129)	$155,679

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Cash and cash equivalents consisted of the following as of June 30, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$17,858	$—	$—	$17,858

Cash equivalents:
Money market mutual funds	95,004	—	—	95,004

Total cash equivalents	95,004	—	—	95,004

Cash and cash equivalents	$112,862	$—	$—	$112,862

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2010:

	Amortized Cost	Estimated Fair Value
Due within one year	$64,994	$64,993
Due within two years	48,092	48,005

Total	$113,086	$112,998

As of December 31, 2010, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at December 31, 2010 (in thousands):

	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$11,979	$11,979	$—	$—
Municipal securities	300	—	300	—
Commercial paper	4,999	—	4,999	—

Total cash equivalents	17,278	11,979	5,299	—

Short-term investments:
Municipal securities	92,875	—	92,875	—
Commercial paper	8,990	—	8,990	—
Corporate bonds	11,133	—	11,133	—

Total short-term investments	112,998	—	112,998	—

Cash equivalents and short-term investments	$130,276	$11,979	$118,297	$—

The fair values of our financial instruments were determined using the following inputs at June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$95,004	$95,004	$—	$—

Total cash equivalents	$95,004	$95,004	$—	$—

We did not have any financial liabilities, such as foreign currency derivative contracts, to value as of December 31, 2010 or June 30, 2010.

5. Commitments and contingencies

Purchase obligations

As of December 31, 2010, we had an aggregate of $27.6 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next five fiscal years. The aggregate of $27.6 million of future minimum commitments were comprised of $8.9 million due in fiscal 2011; $12.5 million due in fiscal 2012; $4.9 million due in fiscal 2013; $1.1 million due in fiscal 2014; and $0.2 million due in fiscal 2015.

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

On November 17, 2009, WRE-Hol, LLC filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, H.P. Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, TeleNav responded to the office action and WRE-Hol’s response. The next decision from the Patent Office is expected within the next six months. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The lawsuit alleges that certain of our navigation services, including our GPS Navigator, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 11, 2010, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid. Vehicle IP denied these counterclaims and requested that they be dismissed. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The court has ordered a scheduling conference for the litigation for February 7, 2011. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

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

On September 2, 2010, a purported stockholder class action lawsuit was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering. The complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 initial public offering, traceable to our Form S-1/A Registration Statement and Prospectus filed with the SEC on May 13, 2010. The complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the initial public offering violated the Securities Act of 1933, as amended, or the Securities Act, by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11 and 15 of the Securities Act. Specifically, the complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer,

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

which would result in our revenue being reduced. The complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. David Smith and his attorneys have filed a motion for appointment as lead plaintiff and lead counsel, which we have not opposed. On February 3, 2011, the Court granted plaintiff’s motion for appointment as lead plaintiff and selection of Robbins Geller Rudman & Dowd as lead counsel. The parties will meet and confer regarding a proposed briefing schedule. We deny the plaintiff’s allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations or cash flows.

In addition, we have received, and expect to continue to receive, demands for indemnification from our wireless carrier partners, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our wireless carrier partners in compliance with our contractual commitments. We are not a party to the following cases; however our wireless carrier partners have requested that we indemnify them in connection with such cases.

In 2008, Alltel, AT&T, Sprint and T-Mobile, each demanded that we indemnify and defend them against a lawsuit brought by Emsat Advanced Geo-Location Technology LLC and Location Based Services LLC, or collectively, Emsat, in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818) alleging that the wireless carriers infringe U.S. Patent Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 in connection with the delivery of wireless telephone services and seeking unspecified damages. The Emsat entities are patent holding companies. In May 2009, several of the cases were stayed pending proceedings relating to a request for reexamination of all the patents at issue in the litigation. In June 2009, the U.S. Patent and Trademark Office denied the requests for reexamination as it relates to all of the patent claims asserted in the lawsuits. Subsequently, the defendants in certain of the cases filed requests for reexamination of U.S. Patent No. 6,847,822 and indicated that they would do the same with respect to U.S. Patent No. 7,289,763. On December 22, 2009, the U.S. Patent and Trademark Office granted the request for reexamination of 17 claims of U.S. Patent No. 6,847,822. On March 16, 2010, the U.S. Patent and Trademark Office confirmed two of the 17 claims and rejected the other 15 claims. On August 18, 2010, a third-party requestor filed an ex parte request for reexamination of U.S. Patent No. 6,324,404. That request is pending before the U.S. Patent and Trademark Office. In the Sprint and Alltel cases, the court has not yet lifted the stay, and denied the plaintiff’s motion to vacate the stay on August 20, 2010. The defendants filed a request for reexamination of U.S. Patent No. 7,289,763 on December 14, 2010. In the T-Mobile and AT&T cases, the parties voluntarily vacated the stay and a trial status conference with the court was held on September 24, 2009. A claim construction hearing was held on May 10, 2010 and the court issued its claim construction ruling on August 23, 2010. T-Mobile and AT&T also filed a motion for partial summary judgment on the invalidity of some asserted claims of the patents-in-suit. On August 23, 2010, the court denied the partial summary judgment motion. Google joined as an intervenor in the T-Mobile case because T-Mobile also sought indemnification from Google. In the T-Mobile case, T-Mobile filed a motion for reconsideration of the Court’s denial of the partial summary judgment motion on September 20, 2010, and Google filed a motion for partial reconsideration of claim construction on the same day. The Court denied both motions on November 18, 2010. Emsat filed an amended complaint on December 17, 2010, dropping its infringement claims as to U.S. Patent Nos. 5,946,611 and 6,324,404, and adding a claim for willful infringement. T-Mobile denied the allegations in its answer and filed counterclaims for declaratory judgment of non-infringement, invalidity and unenforceability of the patents-in-suit on January 3, 2011. Plaintiffs denied the allegations in its answer to T-Mobile’s counterclaims on January 4, 2011. On January 3, 2011, the parties stipulated to dismissal of all claims against Google and Google’s counterclaims against Emsat. Emsat denied the allegations in its answer to T-Mobile’s counterclaims on January 4, 2011. On January 13, 2011, Emsat filed an unopposed motion to file its third amended complaint. On January 18, 2011, T-Mobile filed a motion to stay proceedings pending inter partes reexamination of U.S. Patent Nos. 6,847,822 and 7,289,763, which is still pending. The motions are still pending. In the AT&T case, Emsat amended the complaint to allege a breach of contract claim and AT&T denied the allegation in its answer and filed counterclaims for declaratory judgment of non-infringement, invalidity and unenforceability. Emsat denied the allegations in its answer to AT&T’s counterclaims on January 4, 2011. The AT&T case was consolidated with EMSAT Advanced Geo-Location Technology, LLC et al v. Tracfone Wireless, Inc. (Case No. 5:10-CV-00245). On January 13, 2011, Emsat filed a motion to file its third amended complaint, which is still pending. On January 19, 2011, AT&T filed a notice of joinder in T-Mobile’s motion to stay proceedings pending inter partes reexamination of the patents-in-suit filed in the related T-Mobile case. As of the date of this Form 10-Q, we and the wireless carriers have not determined whether, and to what extent, we will provide indemnification regarding the litigation. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot reasonably estimate a range of any possible losses we may experience in connection with this case. .Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations or cash flows.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

In March and May 2009, AT&T and Sprint demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2009, Sprint did the same. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement. In July 2010, Sprint settled its claims with Tendler, and we resolved all indemnity claims to Sprint related to this matter and all such amounts have been reflected in our financial statements as of December 31, 2010.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, with certain limitations, and we are presently negotiating the scope of our indemnification obligations with Sprint. We cannot reasonably estimate to what extent we will indemnify Sprint or the potential losses it and we may experience in connection with such litigation. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion, and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. The motion is still pending. The defendants requested an extension of the schedule and the Court asked defendants to make such a request by motion. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations or cash flows.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors and officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of December 31, 2010 and June 30, 2010.

7. Stock-based compensation

Under our 1999 Stock Option Plan, 2002 Executive Stock Option Plan and 2009 Equity Incentive Plan, eligible employees, directors and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units through the receipt of such awards as authorized by our board of directors. Incentive stock

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

options may be granted only to employees to purchase our common stock at prices equal to or greater than the fair market value on the date of grant. Nonqualified stock options to purchase our common stock may be granted at prices not less than 85% of the fair market value on the date of grant. Options generally vest 25% one year from the date of grant or date of hire for new employees and the remainder vest monthly thereafter for three years and generally expire 10 years from the date of grant. Prior to our initial public offering, we granted options outside of our stock option plans with terms substantially similar to the terms of options granted under our plans.

Stock option activity for the six months ended December 31, 2010 was as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2010	5,863
Granted	1,841
Exercised	(231)
Cancelled	(294)

Options outstanding as of December 31, 2010	7,179

Information regarding stock options outstanding at December 31, 2010 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	7,179	$4.05	7.25	$25,570
Options vested and expected to vest	6,939	$3.96	7.17	$25,310
Options exercisable	3,717	$1.73	5.55	$20,876

During the six months ended December 31, 2010, we granted restricted stock units totaling 32,000 shares, which vest over 3 years. As of December 31, 2010, restricted stock units outstanding totaled 32,000 shares with a weighted average remaining contractual life of 1.55 years and an aggregate intrinsic value of $233,000. Restricted stock units vested and expected to vest totaled 29,382 shares with a weighted average remaining contractual life of 1.55 years and an aggregate intrinsic value of $214,000.

As of December 31, 2010 and June 30, 2010, there were a total of approximately 1,079,000 and 2,627,000 shares available for grant under our stock option and equity incentive plans.

The following table summarizes the stock-based compensation expense recorded for stock options and restricted stock units issued to employees and nonemployees (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Cost of revenue	$22	$4	$47	$7
Research and development	425	264	918	421
Selling and marketing	229	130	380	207
General and administrative	231	124	414	202

Total stock-based compensation expense	$907	$522	$1,759	$837

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

We use the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. Because we were a private entity with no historical data regarding the volatility of our common stock until our initial public offering and we do not yet have sufficient historical public market trading data, the expected volatility used is based on the historical volatility of various comparable companies. In evaluating similarity, we considered factors such as industry, stage of life cycle, revenue and size. The weighted average assumptions used to value option grants during the three and six months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Expected volatility	55%	75%	55%	75%
Expected term (in years)	4.50	4.92	4.50	4.88
Risk-free interest rate	1.47%	2.18%	1.41%	2.37%
Dividend yield	—	—	—	—

8. Stock repurchase program

On November 15, 2010, we announced that our Board of Directors authorized a new program for the repurchase of up to $20 million of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations. Under this program, we utilized $2.3 million of cash to repurchase 328,258 shares of our common stock at an average purchase price of $7.02 per share during the three months ended December 31, 2010. The repurchased shares are being held as treasury shares. As of December 31, 2010, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $17.7 million.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the six months ended December 31, 2010, we reduced common stock and APIC by an aggregate of $0.9 million and charged $1.4 million to retained earnings.

9. Income taxes

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes is higher than the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and stock-based compensation, partially offset by the deduction for Domestic Production Activities and the research and development credit. Our effective tax rate was 38% and 42% for the six months ended December 31, 2010 and 2009, respectively. The decrease in our effective tax rate is primarily due to the extension of the federal research and development credit as well as a decrease in stock based compensation expense which is not deductible for tax purposes.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2010 and June 30, 2010, our cumulative unrecognized tax benefits were $3.9 million and $2.9 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2010 is $3.2 million that, if recognized, would affect the effective tax rate. We do not believe that the unrecognized tax benefits will materially change in the next 12 months.

We file income tax returns with the U.S. Internal Revenue Service, or the IRS, California and various state and foreign tax jurisdictions in which we have subsidiaries. Fiscal 2000 through 2010 remain open to examination by U.S. and state tax authorities, and fiscal 2005 through 2010 remain open to examination by the foreign tax authorities. The IRS commenced an examination of our U.S. federal income tax returns for fiscal 2008 and 2009 during fiscal 2010. As of December 31, 2010, the IRS has not formally proposed any significant adjustments to our tax positions. Management periodically evaluates the status of the audit, including any proposed adjustments to determine if it is in agreement. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.

10. Subsequent events

In January 2011, we entered into an amendment to our agreement with AT&T, one of our wireless carrier partners that represents a substantial portion of our revenue, which extended our existing agreement with AT&T through March 2013, including our agreement with them to be the exclusive provider of white label GPS navigation services to AT&T. There were no impacts of this amendment reflected in our revenue for the three and six months ended December 31, 2010 and our amended agreement with AT&T retains our current terms, including the fee per subscriber per month model.

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

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in Part II, Item 1A, “Risk Factors,” and elsewhere in this Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Form 10-Q.

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

Overview

We are a leading provider of location based services, or LBS, including voice guided navigation, on mobile phones. Our LBS solutions provide consumers and enterprises with convenient and easy to use location specific, real time and personalized features and functions. By using an integral tool of their daily lives, their mobile phone, our end users can access our LBS almost anytime and anywhere to efficiently navigate to their destinations and easily obtain relevant local information. Through our hosted service delivery model, we provide our solutions through the networks of leading wireless carriers in the United States, including Sprint Nextel Corporation, or Sprint, and AT&T Mobility LLC, or AT&T, as well as through certain carriers in other countries. Our flexible and proprietary LBS platform enables us to efficiently provide our LBS to millions of end users, across more than 600 types of mobile phones, all major mobile phone operating systems and a broad range of wireless network protocols. In the three months ended December 31, 2010, we had a monthly average of 19.6 million paying end users.

We primarily derive our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a stand alone service or in a bundle with other applications. End users are generally billed for our services through their wireless carrier. Our wireless carrier partners pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) commencing in September 2010, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Our wireless carrier partners may offer our services on a stand alone basis or bundled with other voice and data services. We also anticipate offering our applications directly to end users through application stores such as Apple and Android. In the future, our revenue models may vary as we expand our product offerings, including fee arrangements for certain automotive navigation applications and mobile advertising and commerce supported programs, or basic versions of our services that allow for upgrades to more premium versions for a fee. We and our wireless carrier partners may offer subscribers a 30-day free trial for our service. We believe that the wireless carrier billing makes our services more appealing to consumers and enterprises as they are not required to pay a separate monthly charge to a different vendor. For a small minority of end users who purchase our LBS in application stores, we bill their credit cards directly on a monthly basis.

In September 2010, we and our largest customer, Sprint, entered into an amendment to our agreement that results in us receiving a fixed annual fee from Sprint for their bundled service subscribers’ use of our navigation services which is not dependent upon the number of subscribers participating in those bundles until such time as a specified threshold is reached. This amendment affected our results of operations beginning in September 2010 as when it became effective; however, the full effect of this amendment is evident in the three months ended December 31, 2010 as the amendment was in effect for the entire quarter. Over time, we anticipate that our amended agreement with Sprint will result in further declines in average revenue per user, or ARPU, due to anticipated increases in the number of Sprint bundle subscribers with access to our services and the significant reduction in revenue from Sprint for bundled basic navigation services compared to the quarters prior to implementation of the amendment. Although we are entitled to receive a greater share of revenue from enterprise LBS, mobile commerce and premium navigation services than we were previously, we may not be able to realize these benefits in the short term or at all. We cannot predict the ultimate financial impact of our amended agreement with Sprint. As a result of this amendment to our agreement with Sprint, we believe that future ARPU and average monthly paying end users may not be comparable to earlier periods or be a meaningful indicator of our financial performance.

In September 2010, we also amended our agreement with Tele Atlas North America, Inc., now known as TomTom Maps, to change the fee structure for map and points of interest, or POI, data we provide as part of our navigation services in Sprint’s bundled offerings. The material impact of the amendment is to align the manner in which we pay fees to TomTom Maps with the manner in which we receive revenue from Sprint. Pursuant to the amended agreement, we will pay TomTom Maps a percentage of fees we collect from Sprint for basic navigation services and our gross advertising and mobile commerce revenue, as well as a flat monthly fee per subscriber for premium navigation services. We also agreed to certain guaranteed minimum payments to TomTom Maps for such services. These amendments affected our results of operations during the three months ended September 30, 2010 and December 31, 2010. Although we have taken action to increase the predictability of certain of our third party map and POI data costs for services that we provide on an annual fixed fee basis that are not dependent on the number of subscribers, we may not have adequately aligned our fee structure for map and POI data with revenue from Sprint’s bundled offerings, and may not be successful in reducing the impact of the recent Sprint amendment on our gross margin.

In January 2011, we entered into an amendment to our agreement with AT&T, one of our wireless carrier partners that represents a substantial portion of our revenue, which extended our existing agreement with AT&T through March 2013, including our agreement with them to be the exclusive provider of white label GPS navigation services to AT&T. There were no impacts of this amendment reflected in our revenue for the three and six months ended December 31, 2010 and our amended agreement with AT&T retains our current terms, including the fee per subscriber per month model. For the six months ended December 31, 2010 and 2009, AT&T represented 38% and 35% of our total revenue, respectively. AT&T is not required to offer our LBS. We anticipate that we will continue to depend on AT&T for a material portion of our revenue in the remainder of fiscal 2011.

Key components of our results of operations

Sources of revenue

We primarily derive our revenue from our wireless carrier partners for their customers’ subscriptions to our LBS, as well as from activation fees for certain of our services. Our wireless carrier partners pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) commencing in September 2010, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Certain of our contracts provide our wireless carrier partners with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier partners pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a stand alone basis. We also anticipate offering our applications directly to end users through application stores such as Apple and Android. In the future, we may have other revenue models. For example, we recently implemented revenue models, including fees for certain automotive navigation applications, advertising supported arrangements, and basic versions of our services that allow for upgrades to more premium versions for a fee.

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

Subscription fees from our wireless carrier partners represented substantially all of our revenue in the six months ended December 31, 2010 and 2009. Sprint and AT&T represented 48% and 38% of our revenue, respectively, in the six months ended December 31, 2010, and 54% and 35% of our revenue, respectively, in the six months ended December 31, 2009. Subscription fees from our GPS Navigator service represented 94% and 93% of our revenue in the six months ended December 31, 2010 and 2009, respectively. Revenue from our enterprise LBS solutions (sometimes referred to as mobile resource management, or MRM), in-dash navigation services, mobile advertising and commerce and premium LBS represented less than 7% of our revenue in each of these periods. In absolute dollars, revenue from our non-GPS Navigator services, which include enterprise LBS, increased in the six months ended December 31, 2010 compared to the six months ended December 31, 2009. GPS Navigator is our flagship voice guided real time, turn by turn, mobile navigation service. Our enterprise LBS solutions allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. We are developing other LBS solutions with new business models and distribution channels in our current LBS market and adjacent markets. These solutions include in-dash navigation services, location based mobile advertising and commerce services and premium LBS. While we have already introduced certain components or initial versions of several of these LBS solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors including adoption by wireless carrier partners and automotive suppliers of the LBS solutions; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising and social networking. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to cover the costs of these development efforts.

In the six months ended December 31, 2010, we generated 97% of our revenue in the United States. In absolute dollars, revenue from our international operations increased in the six months ended December 31, 2010 compared to the six months ended December 31, 2009. We are pursuing expansion opportunities with our wireless carriers in other countries and therefore expect international revenue to increase in absolute dollars over the longer term.

Cost of revenue

Our cost of revenue consists primarily of the cost of the third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. The largest component of our cost of revenue is the fees we pay to providers of map and POI data, TomTom Maps and Navigation Technologies Corporation, or NAVTEQ. We have long term agreements with TomTom Maps and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and commencing in fiscal 2011, on a fixed fee basis for certain navigation offerings.

We primarily provide customer support through a third party provider to whom we provide training and assistance with problem resolution. We use three outsourced, hosted data centers to provide our services and industry standard hardware to provide our LBS. We generally offer to our wireless carrier partners and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier partner agreement. We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, including those through bundled offerings, average use of our services by end users increases and from additional operating costs and depreciation associated with our planned data center capacity increases, as well as increased amortization of capitalized software development costs. In addition, we anticipate that cost of revenue will increase over time as we continue to enhance the richness of the content offered by our products.

Operating expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of options granted, based on the department in which the option holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses increased in absolute dollars in fiscal 2010 and the first half of fiscal 2011 as we became a public company and built our infrastructure and added employees across all categories to support our growth, develop new services and products, and expand into international markets. We expect our operating expenses to continue to increase in the remainder of fiscal 2011 as we continue in these endeavors.

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

Other income (expense), net. Other income (expense), net consists primarily of interest we earn on our cash and cash equivalents and short-term investments. During the three and six months ended December 31, 2009, other income (expense), net also included the expense resulting from the change in fair value of our outstanding Series E preferred stock warrants. We classified these warrants as liabilities on our balance sheets and recorded changes in their fair value from period to period in other income (expense), net on our consolidated statements of income. As of December 31, 2009, all remaining outstanding Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock. The preferred shares converted to common stock upon the closing of our initial public offering and were reclassified as common stock and additional paid in capital.

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned from our LBS in the United States. We expect our income tax expense for fiscal 2011 to be approximately 40% of pretax income because of the concentration of earnings in the United States. Our effective tax rate could be reduced if our international revenue substantially increases as a percentage of revenue, due to the lower corporate tax rates available in certain countries outside the United States and the availability of net operating loss carryforwards in those countries.

Critical accounting policies and estimates

We prepare our consolidated financial statements in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. In other cases, our judgment is required in selecting among available alternative accounting policies that allow different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

With the exception of revenue recognition discussed below, there have been no material changes in our critical accounting policies and estimates during the three months ended December 31, 2010 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

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

Results of operations

The following tables set forth our results of operations for the three and six months ended December 31, 2010 and 2009, as well as a percentage that each line item represents of our revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,		Six Months Ended December 31,
Consolidated Statements of Income Data	2010	2009	2010	2009
	(in thousands)
Revenue	$48,022	$40,503	$99,122	$76,551
Cost of revenue	8,828	6,890	17,680	13,957

Gross profit	39,194	33,613	81,442	62,594
Operating expenses:
Research and development	13,473	9,389	26,500	17,301
Sales and marketing	5,804	4,098	10,530	8,012
General and administrative	4,723	3,104	8,469	5,663

Total operating expenses	24,000	16,591	45,499	30,976

Income from operations	15,194	17,022	35,943	31,618
Other income (expense), net	248	212	445	(310)

Income before provision for income taxes	15,442	17,234	36,388	31,308
Provision for income taxes	5,402	7,098	13,990	13,051

Net income	$10,040	$10,136	$22,398	$18,257

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	18	17	18	18

Gross profit	82	83	82	82
Operating expenses:
Research and development	28	23	27	23
Sales and marketing	12	10	11	11
General and administrative	10	8	8	7

Total operating expenses	50	41	46	41

Income from operations	32	42	36	41
Other income (expense), net	—	1	1	—

Income before provision for income taxes	32	43	37	41

Provision for income taxes	11	18	14	17

Net income	21%	25%	23%	24%

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009

Additional Key Metrics
Average monthly revenue per user (ARPU)	$0.80	$1.04	$0.87	$1.07
Average monthly paying end users (in millions)	19.6	12.7	18.7	11.7

Comparison of the three and six months ended December 31, 2010 and 2009

Revenue. Revenue increased 19% to $48.0 million in the three months ended December 31, 2010 from $40.5 million in the three months ended December 31, 2009. Revenue increased 29% to $99.1 million in the six months ended December 31, 2010 from $76.6 million in the six months ended December 31, 2009. These increases were due to growth in the number of average monthly paying end users to 19.6 million in the three months ended December 31, 2010 from 12.7 million in the three months ended December 31, 2009 and to 18.7 million in the six months ended December 31, 2010 from 11.7 million in the six months ended December 31, 2009, primarily resulting from the continued adoption of Sprint’s Simply Everything and Any Mobile, Anytime plans which include our LBS, as well as an increase in end users of AT&T Navigator and TeleNav GPS Navigator at T-Mobile. Average monthly paying end users for a period is calculated by averaging the number of paying end users for each month in the period, and excludes any users that subscribe under daily plans. Generally, we consider a paying end user to be a wireless carrier subscriber for whom we are paid and for which such subscriber’s mobile device has the capability to access our LBS. Average monthly revenue is calculated by dividing revenue for the period associated with paying end users by the number of months in the period. ARPU is calculated by dividing average monthly revenue by average monthly paying end users. Although our end users increased substantially, our ARPU declined 23% to $0.80 in the three months ended December 31, 2010 from $1.04 in the three months ended December 31, 2009 and declined 19% to $0.87 in the six months ended December 31, 2010 from $1.07 in the six months ended December 31, 2009. These declines in ARPU were due in large part to the increasing proportion of end users accessing our services through our wireless carrier partners’ white label offerings, for which we receive lower monthly fees per end user when compared to our branded offerings. These declines in ARPU were further impacted by the September 2010 amendment to our agreement with Sprint as discussed below, whereby we now receive a fixed fee from Sprint to provide our services to subscribers to Sprint’s service bundles (up to certain thresholds) and we no longer receive additional revenue for additional Sprint bundle subscribers using our services. We anticipate that as a result of the changes to our agreement with Sprint, ARPU will become a less meaningful indicator of the health of our business.

In September 2010, we amended our agreement with Sprint, which changed the way in which we receive revenue from the majority of the services we provide to Sprint’s subscribers. Rather than receiving a fee per subscriber per month, we agreed to receive a guaranteed annual fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. The annual fee will change from year to year over the contract period and limits the maximum number of subscribers covered under such fee in a given year. Sprint will generally pay us these annual fees in advance. In return, Sprint agreed that our right to be Sprint’s preferred supplier of navigation applications would be broadened and our preferred supplier rights are extended from December 31, 2010 to December 31, 2012. Sprint may terminate our agreement for any reason, beginning June 30, 2012, by providing notice at least 30 business days prior to termination. We and Sprint also agreed that Sprint branded navigation services offered as part of a bundled offering will transition to TeleNav branded navigation services over time. In addition, bundle opportunities are expanded and may include Sprint’s prepaid subscriber base in the future. We recognize revenue for the aggregate annual fees monthly on a straight-line basis over the term of the agreement. Our portion of the revenue sharing arrangements for monthly recurring charge navigation subscribers, enterprise LBS subscribers and revenue generated from mobile commerce services was increased under the amendment and will also apply to revenue generated from other premium services we may provide to bundled and other subscribers during the term of the agreement.

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

As a result of these pricing strategies and the September 2010 amendment to the Sprint agreement, ARPU declined by $0.24 from $1.04 in the three months ended December 31, 2009 to $0.80 in the three months ended December 31, 2010 and declined $0.20 from $1.07 in the six months ended December 31, 2019 to $0.87 in the six months ended December 31, 2010; however, the average monthly paying end users of our LBS increased by 54% and 59% and our revenue increased 19% and 29% during the same periods, respectively. The impact of the $0.20 decline in ARPU for our 12.7 million average monthly paying end users during the three months ended December 31, 2009 was a reduction in revenue based on these end users of $9.1 million for the three months ended December 31, 2010. The impact of the lower ARPU was more than offset by the 6.9 million increase in average monthly paying end users, from 12.7 million for the three months ended December 31, 2009 to 19.6 million for the three months ended December 31, 2010, resulting in a net revenue increase of $7.5 million for the three months ended December 31, 2010. The impact of the $0.20 decline in ARPU for our 11.7 million average monthly paying end users during the six months ended December 31, 2009 was a reduction in revenue based on these end users of $13.9 million for the six months ended December 31, 2010. The impact of this lower ARPU was more than offset by the 7.0 million increase in average monthly paying end users, from 11.7 million for the six months ended December 31, 2009 to 18.7 million for the six months ended December 31, 2010, resulting in a net revenue increase of $22.6 million for the six months ended December 31, 2010. We believe we would not have achieved these increases in revenue had we not adopted these pricing strategies.

Based on the terms of our current contracts, we anticipate that ARPU from our LBS will decline if bundled subscriptions continue to increase. Additionally, in general,, ARPU may also decrease if the proportion of end users of white label offerings increases or if competition intensifies, or if prices to end users decline.

In the three months ended December 31, 2010 and 2009, revenue from Sprint represented 44% and 54% of our revenue, respectively, and revenue from AT&T represented 40% and 35% of our revenue, respectively. In the six months ended December 31, 2010 and 2009, revenue from Sprint represented 48% and 54% of our revenue, respectively, and revenue from AT&T represented 38% and 35% of our revenue, respectively. No other wireless carrier or other customer represented more than 10% of our revenue in either period.

Subscription fees from our GPS Navigator service represented 93% and 94% of our revenue in the three months ended December 31, 2010 and 2009, respectively. and represented 94% and 93% of our revenue in the six months ended December 31, 2010 and 2009, respectively. Activation fees represented less than 1% of our revenue in each of these periods.

We primarily sell our services in the United States. In the three months ended December 31, 2010 and 2009, revenue derived from U.S. sources represented 96% and 97% of our revenue, respectively, and in the six months ended December 31, 2010 and 2009, revenue derived from U.S. sources represented 97% of our revenue.

Cost of revenue. Our cost of revenue increased 28% to $8.8 million in the three months ended December 31, 2010 from $6.9 million in the three months ended December 31, 2009. As a percentage of revenue, cost of revenue in the three months ended December 31, 2010 increased to 18% from 17% in the three months ended December 31, 2009. Our cost of revenue increased 27% to $17.7 million in the six months ended December 31, 2010 from $14.0 million in the six months ended December 31, 2009. As a percentage of revenue, cost of revenue in the six months ended December 31, 2010 and 2009 was 18%. The substantial majority of our cost of revenue related to costs of third party content and technology that we use in providing our LBS such as map, POI, traffic, gas price and weather data and voice recognition technology. The remaining portion of our cost of revenue included expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. Cost of revenue increased at a higher rate than the 19% increase in revenue for the comparable three month period ended December 31, 2010 primarily as a result of the effect of the fixed fee amendment with Sprint signed in September 2010. This amendment resulted in a lower rate of revenue per end user in the three months ended December 31, 2010 without an equivalent decrease in the respective costs related to such end users. Cost of revenue increased at a lower rate than the 29% increase in revenue for the comparable six month period ended December 31, 2010, as a result of the use of lower cost content and lower customer support costs per end user resulting from an increased portion of customer support provided by our wireless carrier partners and our greater use of outsourcing. However, these factors were partially offset by the decrease in ARPU. The increases in cost of revenue in absolute dollars were primarily driven by the increase in our number of end users. The majority of the increases in cost of revenue in absolute dollars in the three months ended December 31, 2010 and in the six months ended December 31, 2010 were due to 38% and 34% increases in customer support costs, respectively, and, to a lesser extent, from 12% and 11% increases in third party content costs, respectively, as well as increased costs of data center operations.

On September 17, 2010, we entered into an amendment to the TomTom Maps agreement, or the TomTom Maps Amendment. The terms of the TomTom Maps Amendment were retroactively effective as of August 1, 2010 and changes the fee structure for map and POI data we use to provide its services for Sprint’s bundled offerings. The material impact of the TomTom Maps Amendment is to better align the manner in which we pay fees to TomTom Maps with the manner in which we receive revenue from Sprint. Pursuant to the TomTom Maps Amendment, we will pay TomTom Maps a percentage of the fees earned from Sprint for basic navigation services and gross advertising and mobile commerce revenue and a flat monthly fee per subscriber for premium navigation services. We also will pay TomTom Maps certain guaranteed minimum payments for such services. Previously, we paid TomTom Maps a specific fee per subscriber or a per transaction fee for our Sprint bundled offerings. The expiration of the license period for navigation services provided by TomTom Maps for Sprint’s bundled offerings has been changed from July 1, 2014 to the earlier of December 31, 2012 or the date of termination of our agreement with Sprint with respect to those bundled services.

We anticipate these changes to our TomTom Maps agreement will reduce in part the impact on our cost of revenue of the anticipated increase in the number of Sprint bundle subscribers without offsetting increases in revenue. However, we expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, average usage of our services by end users increases and from amortization and depreciation expense associated with planned data center capacity increases, as well as increased amortization of capitalized software development costs. In addition, we anticipate that cost of revenue will increase over time as we continue to enhance the richness of the content offered by our products. We also anticipate that ARPU from our LBS will continue to decline, which will further increase cost of revenue as a percentage of revenue.

Gross profit. Our gross profit increased 17% to $39.2 million in the three months ended December 31, 2010 from $33.6 million in the three months ended December 31, 2009, and increased 30% to $81.4 million in the six months ended December 31, 2010 from $62.6 million in the six months ended December 31, 2009, primarily due to an increase in the number of our end users. Our gross margin decreased to 82% in the three months ended December 31, 2010 from 83% in the three months ended December 31, 2009. Our gross margin was 82% in the six months ended December 31, 2010 and 2009. We expect our gross margin to decline due to slowing revenue growth as a result of the new fixed fee arrangement with Sprint, lower anticipated ARPU from our LBS, and higher anticipated usage of third party content by our end users. We also anticipate we will earn lower gross margins on other product offerings, such as certain in-dash navigation products. Changes in product mix may also cause gross margins to decline over time.

Research and development. Our research and development expenses increased 43% to $13.5 million in the three months ended December 31, 2010 from $9.4 million in the three months ended December 31, 2009. Our research and development expenses increased 53% to $26.5 million in the six months ended December 31, 2010 from $17.3 million in the six months ended December 31, 2009.The increases were primarily due to the costs associated with increased headcount to enhance the functionality of our services and develop new offerings and increased compensation and benefits for our existing employees. As a percentage of revenue, research and development expenses increased to 28% in the three months ended December 31, 2010 from 23% in the three months ended December 31, 2009. As a percentage of revenue, research and development expenses increased to 27% in the six months ended December 31, 2010 from 23% in the six months ended December 31, 2009. The total number of research and development personnel increased 17% to 716 at December 31, 2010 from 611 at December 31, 2009. We believe that as we continue to invest in expanding the LBS products we offer, establish relationships with new wireless carrier partners and develop new services and products, revenue from those investments and development efforts will lag the incurrence of related research and development expenses. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand the services and products we offer.

Sales and marketing. Our sales and marketing expenses increased 42% to $5.8 million in the three months ended December 31, 2010 from $4.1 million in the three months ended December 31, 2009. Our sales and marketing expenses increased 31% to $10.5 million in the six months ended December 31, 2010 from $8.0 million in the six months ended December 31, 2009. As a percentage of revenue, sales and marketing expenses increased to 12% in the three months ended December 31, 2010 from 10% in the three months ended December 31, 2009, and was 11% in the six months ended December 31, 2010 and 2009. The increase in sales and marketing expenses as a percentage of revenue in the three months ended December 31, 2010 was the result of increased investment in our marketing and business development organizations, including the hiring of additional and more experienced personnel, including two vice presidents. We expect that our sales and marketing expenses will continue to increase in absolute dollars as we expand our relationships with wireless carrier partners, engage in programs to market our services to their subscribers. We may incur additional costs transitioning our Sprint Navigation branded services to TeleNav branded navigation services, which would lead to an increase in our sales and marketing expenses as a percentage of revenue and in absolute dollars.

General and administrative. Our general and administrative expenses increased 52% to $4.7 million in the three months ended December 31, 2010 from $3.1 million in the three months ended December 31, 2009. Our general and administrative expenses increased 50% to $8.5 million in the six months ended December 31, 2010 from $5.7 million in the six months ended December 31, 2009.The increases were primarily due to added personnel, consultants, audit and tax professional fees and legal expenses. Expenses included settlement of certain intellectual property litigation and increased legal fees for litigation, intellectual property protection and immigration, as well as increased costs for our preparations for SOX compliance. The total number of general and administrative personnel increased 30%, to 69 at December 31, 2010 from 53 at December 31, 2009. As a percentage of revenue, general and administrative expenses increased to 10% in the three months ended December 31, 2010 from 8% in the three months ended December 31, 2009, and increased to 8% in the six months ended December 31, 2010 from 7% in the six months ended December 31, 2009. We expect our general and administrative expenses to increase in absolute dollars in the remainder of fiscal 2011 as we incur legal fees and potentially other costs in connection with litigation in which we are named defendants or our wireless carrier partners are named defendants and for which they have notified us that they are seeking or may seek indemnification from us. We also expect to incur additional general and administration expenses in the remainder of fiscal 2011 and beyond associated with being a public company, including higher legal, corporate insurance, audit and tax and financial reporting expenses as well as the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other income (expense), net. Our other income (expense), net was $248,000 in the three months ended December 31, 2010 compared to $212,000 in the three months ended December 31, 2009. The change was primarily due to increased interest income due to higher cash and cash equivalents and short-term investments balances. Our other income (expense), net was $445,000 in the six months ended December 31, 2010 compared to $(310,000) in the six months ended December 31, 2009. The change was primarily due to elimination of the expense related to the increase in fair value of our Series E preferred stock warrants and, to a lesser extent, increased interest income due to higher cash and cash equivalents and short-term investments balances.

Provision for income taxes. Our provision for income taxes increased to $14.0 million in the six months ended December 31, 2010 from $13.1 million in the six months ended December 31, 2009. Our effective tax rate was 38% in the six months ended December 31, 2010 compared to 42% in the six months ended December 31, 2009. The decrease in our effective tax rate is primarily due to the extension of the federal research and development credit as well as a decrease in stock based compensation expense which is not deductible for tax purposes.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2010 and June 30, 2010, our cumulative unrecognized tax benefits were $3.9 million and $2.9 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2010 is $3.2 million that, if recognized, would affect the effective tax rate. We do not believe that the unrecognized tax benefits will materially change in the next 12 months.

Liquidity and capital resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended December 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$48,742	$21,923
Net cash used in investing activities	(117,305)	(4,956)
Net cash provided by (used in) financing activities	(1,543)	287
Effect of exchange rate changes on cash and cash equivalents	(75)	(21)

Net increase (decrease) in cash and cash equivalents	$(70,181)	$17,233

At December 31, 2010, we had cash and cash equivalents and short-term investments of $155.7 million, which primarily consisted of money market mutual funds, municipal securities, corporate bonds, and commercial paper held by well-capitalized financial institutions.

Our accounts receivable are heavily concentrated in two wireless carrier partners. As of December 31, 2010, our accounts receivable balance was $18.5 million, of which Sprint and AT&T represented 11% and 52%, respectively.

Our future capital requirements will depend on many factors including our growth rate, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents, short-term investments and anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months. Our cash flow from operations will include payments to be received under the September 2010 amendment to our agreement with Sprint. Such payments will generally be made by Sprint prior to our providing all services, and Sprint has no refund right to these payments. However, we may experience lower than expected cash generated from operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our wireless carrier partners, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our wireless carrier partners were to elect not to market and distribute our LBS to end users; our wireless carrier partners were to elect to lower the prices charged to their subscribers for our service; or if we were to experience a decline in our ARPU without a proportionate decrease in the average cost per end user. In the future, we may acquire complementary businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse affect on our business, operating results, financial condition and liquidity and cash position.

Net cash provided by operating activities. Net cash provided by operating activities was $48.7 million and $21.9 million in the six months ended December 31, 2010 and 2009, respectively. The improvement in cash provided by operating activities was primarily due to the increased number of end users of our services and related revenue generated from those end users, offset to a lesser extent by increases in our operating costs. Cash provided by or used in operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount and royalty payments for portions of the content provided in our services. In the six months ended December 31, 2010, cash provided by operating activities was provided principally by net income of $22.4 million, non-cash charges for depreciation and amortization of $4.4 million, stock-based compensation of $1.8 million and a write-off of capitalized software of $691,000, and $19.7 million from changes in our operating assets and liabilities which resulted primarily from a decrease in accounts receivable of $18.8 million.

Net cash used in investing activities. We used net cash in investing activities of $117.3 million and $5.0 million during the six months ended December 31, 2010 and 2009, respectively. The cash was used primarily for purchases of short-term investments and property and equipment and internal software development costs. We expect to increase our capital expenditures in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as in equipment and facilities for our growing worldwide employee base as we expand our business. In the six months ended December 31, 2010, cash used in investing activities was used principally for purchases of short-term investments of $113.7 million, net of proceeds from sales of short-term investments, and capital expenditures of $3.1 million.

Net cash provided by (used in) financing activities. We generated (used) cash in our financing activities of $(1.5) million and $287,000 during the six months ended December 31, 2010 and 2009, respectively, due to proceeds from the exercise of options for our common stock, net of any repurchases of our outstanding stock .

In November 2010, we announced that our Board of Directors authorized a new program for the repurchase of up to $20 million of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations. Under our stock repurchase program, we used $2.3 million of cash to repurchase 328,258 shares of our common stock at an average purchase price of $7.02 per share during the three and six months ended December 31, 2010. As of December 31, 2010, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $17.7 million.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations, commitments and contingencies

As of December 31, 2010, we had an aggregate of $27.6 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next five fiscal years. The aggregate of $27.6 million of future minimum commitments were comprised of $8.9 million due in fiscal 2011; $12.5 million due in fiscal 2012; $4.9 million due in fiscal 2013; $1.1 million due in fiscal 2014; and $0.2 million due in fiscal 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended December 31, 2010, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

Foreign currency risk. Substantially all of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, most of our contracts with our wireless carrier partners outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As of December 31, 2010, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.

To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 17, 2009, WRE-Hol, LLC filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, H.P. Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, TeleNav responded to the office action and WRE-Hol’s response. The next decision from the Patent Office is expected within the next six months. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The lawsuit alleges that certain of our navigation services, including our GPS Navigator, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 11, 2010, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid. Vehicle IP denied these counterclaims and requested that they be dismissed. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The court has ordered a scheduling conference for the litigation for February 7, 2011. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

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

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering. The complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 initial public offering, traceable to our Form S-1/A Registration Statement and Prospectus filed with the SEC on May 13, 2010. The complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the initial public offering violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11 and 15 of the Securities Act. Specifically, the complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. David Smith and his attorneys have filed a motion for appointment as lead plaintiff and lead counsel, which we have not opposed. On February 3, 2011, the Court granted plaintiff’s motion for appointment as lead plaintiff and selection of Robbins Geller Rudman & Dowd as lead counsel. The parties will meet and confer regarding a proposed briefing schedule. We deny the plaintiff’s allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

In 2008, Alltel, AT&T, Sprint and T-Mobile, each demanded that we indemnify and defend them against a lawsuit brought by Emsat Advanced Geo-Location Technology LLC and Location Based Services LLC, or collectively, Emsat, in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818) alleging that the wireless carriers infringe U.S. Patent Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 in connection with the delivery of wireless telephone services and seeking unspecified damages. The Emsat entities are patent holding companies. In May 2009, several of the cases were stayed pending proceedings relating to a request for reexamination of all the patents at issue in the litigation. In June 2009, the U.S. Patent and Trademark Office denied the requests for reexamination as it relates to all of the patent claims asserted in the lawsuits. Subsequently, the defendants in certain of the cases filed requests for reexamination of U.S. Patent No. 6,847,822 and indicated that they would do the same with respect to U.S. Patent No. 7,289,763. On December 22, 2009, the U.S. Patent and Trademark Office granted the request for reexamination of 17 claims of U.S. Patent No. 6,847,822. On March 16, 2010, the U.S. Patent and Trademark Office confirmed two of the 17 claims and rejected the other 15 claims. On August 18, 2010, a third-party requestor filed an ex parte request for reexamination of U.S. Patent No. 6,324,404. That request is pending before the U.S. Patent and Trademark Office. In the Sprint and Alltel cases, the court has not yet lifted the stay, and denied the plaintiff’s motion to vacate the stay on August 20, 2010. The defendants filed a request for reexamination of U.S. Patent No. 7,289,763 on December 14, 2010. In the T-Mobile and AT&T cases, the parties voluntarily vacated the stay and a trial status conference with the court was held on September 24, 2009. A claim construction hearing was held on May 10, 2010 and the court issued its claim construction ruling on August 23, 2010. T-Mobile and AT&T also filed a motion for partial summary judgment on the invalidity of some asserted claims of the patents-in-suit. On August 23, 2010, the court denied the partial summary judgment motion. Google joined as an intervenor in the T-Mobile case because T-Mobile also sought indemnification from Google. In the T-Mobile case, T-Mobile filed a motion for reconsideration of the Court’s denial of the partial summary judgment motion on September 20, 2010, and Google filed a motion for partial reconsideration of claim construction on the same day. The Court denied both motions on November 18, 2010. Emsat filed an amended complaint on December 17, 2010, dropping its infringement claims as to U.S. Patent Nos. 5,946,611 and 6,324,404, and adding a claim for willful infringement. T-Mobile denied the allegations in its answer and filed counterclaims for declaratory judgment of non-infringement, invalidity and unenforceability of the patents-in-suit on January 3, 2011. Plaintiffs denied the allegations in its answer to T-Mobile’s counterclaims on January 4, 2011. On January 3, 2011, the parties stipulated to dismissal of all claims against Google and Google’s counterclaims against Emsat. Emsat denied the allegations in its answer to T-Mobile’s counterclaims on January 4, 2011. On January 13, 2011, Emsat filed an unopposed motion to file its third amended complaint. On January 18, 2011, T-Mobile filed a motion to stay proceedings pending inter partes reexamination of U.S. Patent Nos. 6,847,822 and 7,289,763, which is still pending. In the AT&T case, Emsat amended the complaint to allege a breach of contract claim and AT&T denied the allegation in its answer and filed counterclaims for declaratory judgment of non-infringement, invalidity and unenforceability. Emsat denied the allegations in its answer to AT&T’s counterclaims on January 4, 2011. The AT&T case was consolidated with EMSAT Advanced Geo-Location Technology, LLC et al v. Tracfone Wireless, Inc. (Case No. 5:10-CV-00245). On January 13, 2011, Emsat filed a motion to file its third amended complaint, which is still pending. On January 19, 2011, AT&T filed a notice of joinder in T-Mobile’s motion to stay proceedings pending inter partes reexamination of the patents-in-suit filed in the related T-Mobile case. As of the date of this Form 10-Q, we and the wireless carriers have not determined whether, and to what extent, we will provide indemnification regarding the litigation. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In March and May 2009, AT&T and Sprint demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2009, Sprint did the same. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement. In July 2010, Sprint settled its claims with Tendler, and we resolved all indemnity claims to Sprint related to this matter and all such amounts have been reflected in our financial statements as of December 31, 2010.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, with certain limitations, and we are presently negotiating the scope of our indemnification obligations with Sprint. We cannot reasonably estimate to what extent we will indemnify Sprint or the potential losses it and we may experience in connection with such litigation. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, and Research In Motion, and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. The motion is still pending. The defendants requested an extension of the schedule and the Court asked defendants to make such a request by motion. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

We are substantially dependent on two wireless carrier partners for a large portion of our revenue. For the six months ended December 31, 2010 and 2009, Sprint represented 48% and 54% of our revenue, respectively. Effective September 1, 2010, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2011 to December 31, 2012. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2012 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed annual fee regardless of the number of subscribers (up to specified thresholds). Sprint may terminate our agreement for any reason, beginning June 30, 2012, by providing notice at least 30 business days prior to termination. Our amended agreement with Sprint will result in declines in ARPU compared to the most recent quarter due to increasing numbers of Sprint bundle subscribers with access to our services and significant reductions in revenue from Sprint for bundled basic navigation services. Although we are entitled to receive more revenue from enterprise LBS, mobile commerce and premium navigation services than we were previously, we may not be able to realize these benefits in the short term or at all. We cannot predict the ultimate financial impact of our amended agreement with Sprint. Our failure to renew or renegotiate this agreement on or after June 30, 2012 on favorable terms or at all, a termination of our agreement by Sprint or our failure to otherwise maintain our relationship with Sprint would substantially reduce our revenue and significantly harm our business, operating results and financial condition.

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

For the six months ended December 31, 2010 and 2009, AT&T represented 38% and 35% of our total revenue, respectively. AT&T is not required to offer our LBS. As amended in January 2011, our agreement with AT&T expires in March 2013 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Furthermore, our failure to otherwise maintain our relationship with AT&T would substantially harm our business.

We operate in a highly competitive market, including competitors that offer their services for free, which could make it difficult for us to acquire and retain wireless carrier partners and end users.

The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors could begin offering LBS that have at least equivalent functionality to ours for free. For example, Google offers free voice guided, turn by turn navigation as part of its Google Maps product for mobile devices based on the Android 1.6 and higher operating system platform and Nokia Corporation or Nokia provides a download for its latest version of Ovi Maps on its smartphones which also provides turn by turn navigation functions. Microsoft also provides a free turn by turn navigation solution with its current Windows Mobile 6.5 operating system via their Bing for Mobile application. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier partners can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful.

Our primary competitors include providers of LBS such as Google, Inc., or Google, Microsoft Corporation, or Microsoft, Navigon AG or Navigon, Nokia, TeleCommunication Systems, Inc., or TCS, through its acquisition of Network In Motion or NIM, Telmap Ltd., or Telmap and TomTom; PND providers such as Garmin and TomTom; integrated navigation mobile phone providers such as Garmin Ltd., Garmin and Nokia; providers of Internet and mobile based maps and directions such as AOL Corporation or AOL, Mapquest, Inc., or Mapquest, Google, Microsoft and Yahoo!, Inc., or Yahoo!; and wireless carriers and communication solutions providers developing their own LBS. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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

Several of our wireless carrier partners sell unlimited data service plans, which include our LBS. As a result, end users do not have to pay a separate monthly fee to use our services. If our wireless carrier partners were to eliminate our services from their unlimited data service plans, such as the Sprint Simply Everything plans, we could lose end users as they would be required to pay a separate monthly fee to continue to use our services. In addition, we could be required to change our fee structure to retain end users, which could negatively affect our gross margins. For example, effective September 1, 2010, we amended our agreement with Sprint to, among other things, provide bundled navigation services for a fixed annual fee from Sprint regardless of the number of subscribers (up to specified thresholds), rather than the per subscriber per month fee structure we and Sprint had previously employed. We anticipate that our future revenue from Sprint and our ARPU and gross margins will be negatively affected as a result of the shift to a fixed fee model for services we provide to bundled subscribers. Our wireless carrier partners may also seek to reduce the monthly fees per subscriber that they pay us if their subscribers do not use our services as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier partners may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive our services through those plans to move to a less expensive plan that does not include our services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make our LBS less attractive and could result in current end users abandoning our LBS. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give AT&T certain most favored customer pricing on specified products and in certain markets. In certain circumstances this may require us to reduce the price per end user under the AT&T contract, which may adversely impact our revenue.

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

If we are unable to manage our costs in light of the anticipated reduction in ARPU or a potential increase in end user activity, our gross margin would decline and our operating results would be adversely affected.

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

Although historically wireless carriers controlled provisioning and access to the applications that could be used on mobile phones connected to their networks, in recent years consumers have been able to download and provision applications from individual provider websites and to select from a menu of applications through the Apple iTunes App Store, Android Marketplace, the Blackberry App World and other application aggregators. In addition, applications from other LBS providers may be preloaded on mobile devices by OEMs or offered by OEMs directly. Increased competition from providers of LBS which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded LBS, which could harm our business and revenue. In addition, these LBS may be offered for free or on a one time fee basis, which could force us to reduce monthly subscription fees, migrate to a one time fee model or offer basic versions of our products that allow for upgrades to more premium versions for a fee to remain competitive. We may also lose end users or face erosion in ARPU if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services. Finally, we may not be successful at generating revenue from premium navigation services if end users believe that free services are comparable or adequate.

Our operating income and net income could decline as a percentage of revenue as we make further expenditures to enhance and expand our operations in order to support additional growth in our business.

As a percentage of revenue, our operating income was 37% and 41% and our net income was 23% and 24% in the six months ended December 31, 2010 and 2009, respectively. Since June 30, 2008, we have made significant investments in new operating and information systems and additional data centers, hired substantial numbers of new research and development, sales and marketing and general and administrative personnel and expanded our operations outside the United States. Efforts to develop new services and products and attract new wireless carrier partners require investments in anticipation of longer term revenue. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. We also expect to incur additional operating costs as a public reporting company as a result of our initial public offering in May 2010. As a result of these factors, we believe our operating income and net income may decline as a percentage of revenue at least through fiscal 2011. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.

We are substantially dependent on revenue from our GPS Navigator service, our flagship LBS, and, if we fail to generate significant revenue from other services, our operating results may be harmed if revenue from GPS Navigator declines.

Although revenue in absolute dollars from sources other than GPS Navigator rose in all periods presented, revenue from our GPS Navigator service represented 94% and 93% of our revenue in the six months ended December 31, 2010 and 2009, respectively. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier partners or the number of end users for GPS Navigator were to decline, our revenue would be substantially harmed. We have experienced a reduction of ARPU from GPS Navigator over time as our wireless carrier partners implement white label and more bundled offerings, for which we typically receive a lower monthly subscription fee or a fixed annual fee regardless of the number of end users (subject to specified thresholds) to which we provide our services. We may be unable to increase our revenue from our enterprise LBS, and we may not be successful in our efforts to diversify into areas such as in-dash navigation, mobile advertising and commerce and premium LBS. If we were unable to offset declining ARPU from GPS Navigator by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.

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

Our provisioning and reporting system that authenticates end users and tracks the number of end users and their use of our services is a proprietary and customized system that we developed internally. Although we believe that the flexibility of this service to integrate tightly with wireless carriers’ reporting and provisioning systems gives us a competitive advantage, we might lose revenue and the ability to manage our business effectively if the system were to experience material failures or be unable to scale as our business grows. In addition, we may not be able to report our financial results on a timely basis if our wireless carrier partners question the accuracy of our records or we experience significant discrepancies between the data generated by our provisioning and reporting systems and data generated by the wireless carriers’ systems, or if our systems fail or we are unable to report timely and accurate information to our third party data and content providers. The inability to timely report our financial results would impair the quality of our financial reporting and could result in the delisting of our common stock.

Our profitability may decline as we expand into other service and product areas and we may be unable to recoup our investments.

We receive a substantial majority of our revenue from monthly subscription fees paid by wireless carrier partners who bill their subscribers for our services on a stand alone or bundled basis. As we expand our LBS offerings to enable end users to purchase our services from application stores outside of wireless carriers’ sales platforms, we may have to adapt our revenue model to a one time fee for services. In addition, as we enter the in-dash navigation market, mobile advertising and commerce and premium LBS or other markets for LBS, we may be required to adopt pricing models other than monthly subscription fees and may incur cost of revenue substantially different than that which we have experienced historically due in part to third party content costs. These different pricing models and increased costs of revenue may result in declines in our gross margins.

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

We obtain map data from TomTom Maps and NAVTEQ, which are companies owned by our current and potential competitors TomTom and Nokia, respectively. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map data to us.

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

We have substantially expanded our overall business, end user base, headcount and operations in recent periods. We increased our total number of full time employees from 332 at June 30, 2007 to 953 at December 31, 2010. During this same period, we made substantial investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in China. For example, we added 146 new employees in China during fiscal 2010. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. In addition, due to the large number of employees located outside of the United States, we have exposure to changes in foreign currency rates which could result in higher labor and related operating costs.

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

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free included in a wireless carrier partner’s bundled offerings;

•	changes made to an existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	loss of subscribers by our wireless carrier partners or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our wireless carrier partners;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of new mobile phone introductions by our wireless carrier partners;

•	the loss of our relationship with any particular wireless carrier partner;

•	the timing and success of wireless carrier partners’ marketing expenditures;

•	the extent of any interruption in our services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•	general economic, industry and market conditions that impact expenditures for smartphones and LBS in the United States and other countries where we sell our services and products;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	changes in our effective tax rates; and

•	the impact of new accounting pronouncements.

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

As of December 31, 2010, we had international operations in China, the United Kingdom and Brazil. Our experience with wireless carriers outside the United States is limited. Although we have entered into agreements with 14 wireless carriers to provide our LBS in 29 countries and in absolute dollars our revenue from international operations increased in each of the periods presented, our revenue from the United States constituted 97% of our total revenue for the six months ended December 31, 2010 and 2009. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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

Our success and future growth depend on the skills, working relationships and continued services of our management team and in particular, our founders, Y.C. Chao, H.P. Jin and Robert Rennard. Our future performance will depend on our ability to continue to retain our senior management. We do not maintain key person insurance for any of our personnel.

Our future success also will depend on our ability to attract, retain and motivate highly skilled personnel in the United States and internationally. All of our employees work for us on an at will basis. Competition for highly skilled personnel is intense, particularly in the software industry and for persons with experience with GPS and LBS. The high degree of competition for personnel we experience has resulted in and may also continue to result in the incurrence of significantly higher compensation costs to attract, hire, and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, hiring, and retaining highly skilled employees with appropriate qualifications. In addition, existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. Our inability to attract and retain the necessary personnel could adversely affect our business and future growth prospects.

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

We have received, and may in the future receive, claims from third parties asserting infringement and other related claims. As of December 31, 2010, we were named as a defendant in 3 cases alleging that our services infringe other parties’ patents, as well as other matters. See Part II, Item 1, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our wireless carrier partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us or our wireless carrier partners. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

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

Our LBS include the transmission and storage of personal, private and confidential information primarily related to the location of our end users. If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business and financial results. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential end users. Even the perception of a security risk could inhibit market acceptance of our LBS. In addition, we may be required to invest additional resources to protect against damages caused by any actual or perceived disruptions of our LBS or security breaches. We may also be required to provide information about the location of an end user’s mobile phone (or vehicle, with respect to certain of our enterprise LBS) to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could harm our business.

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

Legislation may also be adopted in various jurisdictions that prohibits use of personal information and search histories to target end users with tailored advertising, or provide advertising at all. Although our advertising revenues to date are not significant, we anticipate we will continue to grow advertising revenue in the future to improve ARPU in certain markets.

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

We are engaged in the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective until such time that appropriate remediation has taken place. If we are unable to conclude that our internal control over financial reporting is effective, or if our auditors were to express an adverse opinion on the effectiveness of our internal controls because we had one or more material weaknesses, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

We are currently subject to securities class action litigation and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering. The complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 initial public offering, traceable to our Form S-1/A Registration Statement and Prospectus filed with the Securities and Exchange Commission, or the SEC, on May 13, 2010. The complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the initial public offering violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11 and 15 of the Securities Act. Specifically, the complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. David Smith and his attorneys have filed a motion for appointment as lead plaintiff and lead counsel, we have not opposed. Plaintiff’s motion is currently pending before the court; no other such motions have been filed. We deny the plaintiff’s allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and file a motion to dismiss the complaint. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2010, we announced that we were in discussions with Sprint to renegotiate our agreement and several financial analysts published research reports downgrading our stock. After our announcement and the publication of these reports, our stock price fell almost 40% in a single day. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. If our stock were to trade at prices below $5.00 per share in the future as a result of an announcement, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.

Our stock price has fluctuated since our initial public offering in May 2010, and may continue to fluctuate or decline in the future.

Our common stock was sold in our initial public offering at $8.00 per share. Although our common stock traded at prices as high as $11.48 per share shortly after our initial public offering, it has also traded at prices as low as $4.65 and has tended to have significant downward and upward price movements in a relative short time period. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 62.7% of our common stock outstanding as of December 31, 2010. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
November 16 – November 30, 2010	145,706	$7.02	145,706	$18,977,000
December 1 – December 31, 2010	182,552	$7.01	182,552	$17,696,000

Total	328,258	$7.02	328,258	$17,696,000

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated: February 8, 2011	By:	/S/ H.P. JIN
H.P. Jin
President and Chief Executive Officer

Dated: February 8, 2011	By:	/S/ DOUGLAS MILLER
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