Form 10-Q
period 2011-03-31
TeleNav, Inc.
filed 2011-05-10
CIK 1474439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2011

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

As of March 31, 2011, there were approximately 41,591,954 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2011	June 30, 2010
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$40,118	$112,862
Short-term investments	171,161	—
Accounts receivable, net of allowances of $396 and $246 at March 31, 2011 and June 30, 2010, respectively	27,734	37,322
Deferred income taxes	2,501	3,247
Prepaid expenses and other current assets	7,144	3,020

Total current assets	248,658	156,451
Property and equipment, net	9,253	9,637
Deferred income taxes, non-current	2,372	1,874
Deposits and other assets	3,566	5,758

Total assets	$263,849	$173,720

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,216	$2,507
Accrued compensation	5,368	5,583
Accrued royalties	3,423	2,988
Other accrued expenses	3,682	2,721
Deferred revenue	67,101	6,746
Income taxes payable	24	1,028

Total current liabilities	81,814	21,573
Deferred revenue, non-current	551	172
Other liabilities	3,974	2,938
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 42,594 shares issued and 41,592 shares outstanding at March 31, 2011; 42,140 shares issued and outstanding at June 30, 2010	42	42
Additional paid-in capital	111,428	109,687
Accumulated other comprehensive income	397	399
Retained earnings	65,643	38,909

Total stockholders’ equity	177,510	149,037

Total liabilities and stockholders’ equity	$263,849	$173,720

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Revenue	$57,110	$45,101	$156,232	$121,652
Cost of revenue	12,739	7,173	30,419	21,130

Gross profit	44,371	37,928	125,813	100,522

Operating expenses:
Research and development	14,239	10,782	40,739	28,083
Sales and marketing	6,699	4,511	17,229	12,523
General and administrative	5,701	3,612	14,170	9,275

Total operating expenses	26,639	18,905	72,138	49,881

Income from operations	17,732	19,023	53,675	50,641
Other income (expense), net	305	(20)	750	(330)

Income before provision for income taxes	18,037	19,003	54,425	50,311
Provision for income taxes	6,872	6,462	20,862	19,513

Net income	$11,165	$12,541	$33,563	$30,798

Net income applicable to common stockholders	$11,165	$6,764	$33,563	$16,624

Net income per share applicable to common stockholders:
Basic	$0.27	$0.58	$0.80	$1.44

Diluted	$0.25	$0.23	$0.75	$0.58

Weighted average shares used in computing net income applicable to common stockholders:
Basic	41,919	11,567	42,063	11,550

Diluted	45,181	29,191	44,936	28,787

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2011	2010
Operating activities
Net income	$33,563	$30,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,449	3,505
Accretion of premium on short-term investments	1,500	—
Stock-based compensation expense	2,895	1,447
Write-off of capitalized software	691	—
Revaluation of preferred stock warrants	—	346
Excess tax benefit from employee stock option plan	(513)	(213)
Changes in operating assets and liabilities:
Accounts receivable	9,569	(14,632)
Deferred income taxes	248	1,172
Prepaid expenses and other current assets	(5,885)	(2,915)
Other assets	919	(3,536)
Accounts payable	(35)	(34)
Accrued compensation	(215)	162
Accrued royalties	435	(986)
Accrued expenses and other liabilities	1,997	2,448
Income taxes payable	(361)	370
Deferred revenue	60,734	1,956

Net cash provided by operating activities	112,991	19,888

Investing activities
Capital expenditures	(4,074)	(4,988)
Additions to capitalized software	(884)	(2,154)
Purchases of short-term investments	(207,044)	—
Proceeds from sales and maturities of short-term investments	34,454	—

Net cash used in investing activities	(177,548)	(7,142)

Financing activities
Proceeds from exercise of stock options	1,107	438
Proceeds from exercise of Series E preferred stock warrants	—	862
Repurchase of common stock	(9,734)	(1,228)
Excess tax benefit from employee stock option plans	513	213

Net cash provided by (used in) financing activities	(8,114)	285

Effect of exchange rate changes on cash and cash equivalents	(73)	(50)

Net increase (decrease) in cash and cash equivalents	(72,744)	12,981
Cash and cash equivalents, at beginning of period	112,862	33,128

Cash and cash equivalents, at end of period	$40,118	$46,109

Supplemental disclosure of cash flow information
Income taxes paid	$20,636	$18,431

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies

Description of business

TeleNav, Inc., also referred to in this report as “we,” “our” or “us,” and our predecessor company were incorporated in October 2009 and September 1999, respectively, in the State of Delaware. We are a leading provider of location based services (“LBS”), including voice guided navigation on mobile phones, automotive LBS and enterprise LBS. Our LBS solutions provide consumers and enterprises with convenient and easy to use location specific, real time and personalized features and functions. By using their mobile phones or vehicles, our end users can access our LBS to efficiently navigate to their destinations and easily obtain relevant local information. We operate in a single segment. Our fiscal year ends June 30 and in this report we refer to the fiscal year ended June 30, 2010 as “fiscal 2010” and the fiscal year ending June 30, 2011 as “fiscal 2011.” We completed our initial public offering in May 2010.

Basis of presentation

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The condensed consolidated financial statements include the accounts of TeleNav, Inc., our wholly owned subsidiaries in China, the United Kingdom and Brazil. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements include all adjustments (consisting only of normal recurring adjustments) that our management believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period.

Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd. (“Jitu”), located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or “VIE”, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification (“ASC”) subtopic 810-10 (“ASC 810-10”), Consolidation: Overall. Despite our lack of technical ownership, there exists a parent-subsidiary relationship between TeleNav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through the aforementioned agreements, we demonstrate our ability and intention to continue to exercise the ability to absorb all of the expected losses and profits of Jitu.

The results of Jitu did not have a material impact on the Company’s overall operating results for the three and nine months ended March 31, 2011.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2010, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (“ Form 10-K”), filed on September 24, 2010 with U.S. Securities and Exchange Commission (the “SEC”).

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

We also derive revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize software customization revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our in-dash navigation solutions. We generally recognize royalty revenue as the vehicles are produced, assuming all other conditions for revenue recognition have been met.

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

Revenue related to services provided through Sprint Nextel Corporation (“Sprint”), comprised 36% and 55% of revenue for the three months ended March 31, 2011 and 2010, respectively, and 43% and 55% of revenue for the nine months ended March 31, 2011 and 2010, respectively. Receivables due from Sprint were 7% and 49% of total accounts receivable at March 31, 2011 and June 30, 2010, respectively. Revenue related to services provided through AT&T Mobility LLC (“AT&T”), comprised 34% of revenue for each of the three months ended March 31, 2011 and 2010, respectively, and 37% and 34% of revenue for the nine months ended March 31, 2011 and 2010, respectively. Receivables due from AT&T were 56% and 38% of total accounts receivable at March 31, 2011 and June 30, 2010, respectively. Revenue from Ford Motor Company (“Ford”) comprised 13% of our revenue for the three months ended March 31, 2011. Receivables due from Ford were 12% of total accounts receivable at March 31, 2011.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Our map and points of interest data have been provided principally through Tele Atlas North America, Inc., now known as TomTom Maps, and Navigation Technologies Corporation (“NAVTEQ”) in the three and nine months ended March 31, 2011 and 2010. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss), which includes cumulative foreign currency translation gains or losses and unrealized gains or losses on marketable securities, net of tax. Comprehensive income totaled $11.3 million and $12.5 million for the three months ended March 31, 2011 and 2010, respectively. Comprehensive income totaled $33.6 million and $30.7 million for the nine months ended March 31, 2011 and 2010, respectively.

Recent accounting pronouncements

In fiscal 2010, we adopted the revised guidance issued by the FASB intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The revised accounting guidance for the rollforward of activity on a gross basis for Level 3 fair value measurement will be effective for us in the first quarter of our fiscal 2012, which commences on July 1, 2011. We do not expect the revised guidance to have a material impact on our condensed consolidated financial statements.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents the calculation of basic and diluted net income per share applicable to common stockholders (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income applicable to common stockholders:
Net income	$11,165	$12,541	$33,563	$30,798
Series E preferred cumulative dividends	—	(304)	—	(920)
Undistributed earnings allocated to Series E preferred stockholders	—	(5,473)	—	(13,254)

Net income applicable to common stockholders	$11,165	$6,764	$33,563	$16,624

Shares used in computing net income per share applicable to common stockholders:
Basic:
Weighted average common shares used in computing basic net income per share	41,919	11,567	42,063	11,550

Diluted:
Weighted average common shares used in computing basic net income per share	41,919	11,567	42,063	11,550
Add weighted average effect of dilutive securities:
Stock options	3,262	3,626	2,873	3,242
Common stock warrants	—	15	—	12
Conversion of convertible preferred stock	—	13,983	—	13,983

Weighted average common shares used in computing diluted net income per share	45,181	29,191	44,936	28,787

Net income per share applicable to common stockholders:
Basic	$0.27	$0.58	$0.80	$1.44

Diluted	$0.25	$0.23	$0.75	$0.58

The following outstanding shares subject to options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Options to purchase common stock	1,159	234	1,236	398

3. Cash, cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no realized gains or losses in the three and nine months ended March 31, 2011 and 2010.

Cash and cash equivalents and short-term investments consisted of the following as of March 31, 2011 (in thousands):

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$11,822	$—	$—	$11,822

Cash equivalents:
Money market mutual funds	21,896	—	—	21,896
Municipal securities	4,000	—	—	4,000
Commercial paper	2,400	—	—	2,400

Total cash equivalents	28,296	—	—	28,296

Total cash and cash equivalents	40,118	—	—	40,118

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Short-term investments:
Certificate of deposit	2,000	—	(1)	1,999
Municipal securities	136,687	49	—	136,736
Commercial paper	8,340	3	—	8,343
Corporate bonds	24,063	33	(13)	24,083

Total short-term investments	171,090	85	(14)	171,161

Cash and cash equivalents and short-term investments	$211,208	$85	$(14)	$211,279

Cash and cash equivalents consisted of the following as of June 30, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$17,858	$—	$—	$17,858

Cash equivalents:
Money market mutual funds	95,004	—	—	95,004

Total cash equivalents	95,004	—	—	95,004

Cash and cash equivalents	$112,862	$—	$—	$112,862

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2011:

	Amortized Cost	Estimated Fair Value
Due within one year	$75,766	$75,777
Due within two years	95,324	95,384

Total	$171,090	$171,161

As of March 31, 2011, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at March 31, 2011 (in thousands):

	Fair Value Measurements at March 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$21,896	$21,896	$—	$—
Municipal securities	4,000	—	4,000	—
Commercial paper	2,400	—	2,400	—

Total cash equivalents	28,296	21,896	6,400	—

Short-term investments:
Certificate of deposit	1,999	—	1,999	—
Municipal securities	136,736	—	136,736	—
Commercial paper	8,343	—	8,343	—
Corporate bonds	24,083	—	24,083	—

Total short-term investments	171,161	—	171,161	—

Cash equivalents and short-term investments	$199,457	$21,896	$177,561	$—

The fair values of our financial instruments were determined using the following inputs at June 30, 2010 (in thousands):

	Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$95,004	$95,004	$—	$—

Total cash equivalents	$95,004	$95,004	$—	$—

We did not have any financial liabilities to value as of March 31, 2011 or June 30, 2010.

5. Commitments and contingencies

Purchase obligations

As of March 31, 2011, we had an aggregate of $25.5 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next five fiscal years. The aggregate of $25.5 million of future minimum commitments were comprised of $4.9 million due in fiscal 2011; $13.4 million due in fiscal 2012; $5.3 million due in fiscal 2013; $1.6 million due in fiscal 2014; and $0.3 million due in fiscal 2015. The above commitment amounts exclude amounts already recorded on the Condensed Consolidated Balance Sheet.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

On November 17, 2009, WRE-Hol, LLC (“WRE-Hol”) filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, H.P. Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, TeleNav responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response, after which we can submit our own modified response to both the office action and WRE-Hol’s corrected response. The next step will be a second office action from the Patent Office, which is expected within the next six months. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC (“Vehicle IP”) filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The lawsuit alleges that certain of our navigation services, including our GPS Navigator, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 11, 2010, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid. Vehicle IP denied these counterclaims and requested that they be dismissed. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The parties are engaged in fact discovery, which has a cutoff date of April 5, 2012. The court will hold a claim construction hearing on October 24, 2011. The parties are to submit case dispositive motions by May 18, 2012. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations or cash flows.

On April 11, 2011, Walker Digital, LLC (“Walker Digital”), filed a complaint against us and eleven other defendants in the United States District Court for the District of Delaware, Case No. 1:11-CV-00309-SLR, alleging infringement of U.S. Patent No. 6,199,014, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in favor of Walker Digital. On April 19, 2011, Walker Digital served its complaint on us. Our answer is due on May 10, 2011. The case is in its early stages, and we intend to vigorously defend against the complaint.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering, alleging violations of Sections 11 and 15 of the Securities Act. On November 1, 2010, David Smith and his attorneys filed a motion for appointment as lead plaintiff and lead counsel, which we did not oppose. On February 3, 2011, the Court granted plaintiff’s motion for appointment as lead plaintiff and selection of Robbins Geller Rudman & Dowd as lead counsel. On March 21, 2011, plaintiff filed an amended complaint. The amended complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 initial public offering. The amended complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the initial public offering violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. Specifically, the amended complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The amended complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We deny the plaintiff’s allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011, which will be heard by the Court on August 12, 2011. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this amended complaint on our financial condition, results of operations or cash flows.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

In 2008, Alltel, AT&T, Sprint and T-Mobile, each demanded that we indemnify and defend them against a lawsuit brought by Emsat Advanced Geo-Location Technology LLC and Location Based Services LLC, or collectively, Emsat, in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818) alleging that the wireless carriers infringe U.S. Patent Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 in connection with the delivery of wireless telephone services and seeking unspecified damages. The Emsat entities are patent holding companies. In May 2009, several of the cases were stayed pending proceedings relating to a request for reexamination of all the patents at issue in the litigation. In June 2009, the U.S. Patent and Trademark Office denied the requests for reexamination as it relates to all of the patent claims asserted in the lawsuits. Subsequently, the defendants in certain of the cases filed requests for reexamination of U.S. Patent No. 6,847,822 and indicated that they would do the same with respect to U.S. Patent No. 7,289,763. On December 22, 2009, the U.S. Patent and Trademark Office granted the request for reexamination of 17 claims of U.S. Patent No. 6,847,822. On March 16, 2010, the U.S. Patent and Trademark Office confirmed two of the 17 claims and rejected the other 15 claims. On August 18, 2010, a third-party requestor filed an ex parte request for reexamination of U.S. Patent No. 6,324,404. That request is pending before the U.S. Patent and Trademark Office. In the Sprint and Alltel cases, the court has not yet lifted the stay, and denied the plaintiff’s motion to vacate the stay on August 20, 2010. The defendants filed a request for reexamination of U.S. Patent No. 7,289,763 on December 14, 2010. In the T-Mobile and AT&T cases, the parties voluntarily vacated the stay and a trial status conference with the court was held on September 24, 2009. A claim construction hearing was held on May 10, 2010 and the court issued its claim construction ruling on August 23, 2010. T-Mobile and AT&T also filed a motion for partial summary judgment on the invalidity of some asserted claims of the patents-in-suit. On August 23, 2010, the court denied the partial summary judgment motion. Google joined as an intervenor in the T-Mobile case because T-Mobile also sought indemnification from Google. In the T-Mobile case, T-Mobile filed a motion for reconsideration of the Court’s denial of the partial summary judgment motion on September 20, 2010, and Google filed a motion for partial reconsideration of claim construction on the same day. The Court denied both motions on November 18, 2010. Emsat filed an amended complaint on December 17, 2010, dropping its infringement claims as to U.S. Patent Nos. 5,946,611 and 6,324,404, and adding a claim for willful infringement. T-Mobile denied the allegations in its answer and filed counterclaims for declaratory judgment of non-infringement, invalidity and unenforceability of the patents-in-suit on January 3, 2011. Plaintiffs denied the allegations in its answer to T-Mobile’s counterclaims on January 4, 2011. On January 3, 2011, the parties stipulated to dismissal of all claims against Google and Google’s counterclaims against Emsat. On January 13, 2011, Emsat filed an unopposed motion to file its third amended complaint. On January 18, 2011, T-Mobile filed a motion to stay proceedings pending inter partes reexamination of U.S. Patent Nos. 6,847,822 and 7,289,763. On March 8, 2011, the Emsat case against T-Mobile was stayed and closed pending re-examination. In the AT&T case, Emsat amended the complaint to allege a breach of contract claim and AT&T denied the allegation in its answer and filed counterclaims for declaratory judgment of non-infringement, invalidity and unenforceability. Emsat denied the allegations in its answer to AT&T’s counterclaims on January 4, 2011. The AT&T case was consolidated with EMSAT Advanced Geo-Location Technology, LLC et al v. Tracfone Wireless, Inc. (Case No. 5:10-CV-00245). On January 13, 2011, Emsat filed a motion to file its third amended complaint, which is still pending. On January 19, 2011, AT&T filed a notice of joinder in T-Mobile’s motion to stay proceedings pending inter partes reexamination of the patents-in-suit filed in the related T-Mobile case. On March 9, 2011, Emsat dismissed its lawsuit against AT&T based on a settlement agreement. As of the date of this Form 10-Q, we and one wireless carrier have determined that we will provide some financial support relating to our indemnification obligations relating to this litigation, but as to that wireless carrier and the other wireless carriers, we have not determined the full extent. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot reasonably estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations or cash flows.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

In March and May 2009, AT&T and Sprint demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2009, Sprint did the same. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement. In July 2010, Sprint settled its claims with Tendler, and we resolved all indemnity claims to Sprint related to this matter and all such amounts have been reflected in our financial statements as of March 31, 2011.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, and we are presently defending Sprint as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or the potential losses it and we may experience in connection with such litigation. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion, and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We have agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations, and are presently defending T-Mobile as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or T-Mobile or AT&T or the potential losses they and we may experience in connection with such litigation. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations or cash flows.

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

6. Guarantees and indemnifications

Our agreements with our wireless carrier partners and automotive suppliers and manufacturers that offer our LBS and navigation products generally include certain provisions for indemnifying them against liabilities if our LBS or navigation products infringe a third party’s intellectual property rights or for other specified matters. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our wireless carrier partners with respect to specific litigation claims in which our wireless carrier partners have been named as defendants. To date, we have not incurred material costs and do not have material liabilities related to such obligations recorded in our consolidated financial statements.

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors and officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of March 31, 2011 and June 30, 2010.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

7. Stock-based compensation

Under our 1999 Stock Option Plan, 2002 Executive Stock Option Plan and 2009 Equity Incentive Plan, eligible employees, directors and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units through the receipt of such awards as authorized by our board of directors. Incentive stock options may be granted only to employees to purchase our common stock at prices equal to or greater than the fair market value on the date of grant. Nonqualified stock options to purchase our common stock may be granted at prices not less than 100% of the fair market value on the date of grant. Options generally vest 25% one year from the date of grant or date of hire for new employees and the remainder vest monthly thereafter for three years and generally expire 10 years from the date of grant. Prior to our initial public offering, we granted options outside of our stock option plans with terms substantially similar to the terms of options granted under our plans.

Stock option activity for the nine months ended March 31, 2011 was as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2010	5,863
Granted	2,533
Exercised	(454)
Cancelled	(409)

Options outstanding as of March 31, 2011	7,533

Information regarding stock options outstanding at March 31, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	7,533	$4.64	7.27	$54,536
Options vested and expected to vest	7,277	$4.53	7.19	$53,480
Options exercisable	3,797	$2.08	5.49	$37,183

During the nine months ended March 31, 2011, we granted restricted stock units totaling 57,000 shares, which vest over 3 years. As of March 31, 2011, restricted stock units outstanding totaled 57,000 shares with a weighted average remaining contractual life of 1.54 years and an aggregate intrinsic value of $677,000. Restricted stock units vested and expected to vest totaled 52,383 shares with a weighted average remaining contractual life of 1.53 years and an aggregate intrinsic value of $622,000.

As of March 31, 2011, there were a total of approximately 445,000 shares available for grant under our stock option and equity incentive plans.

The following table summarizes the stock-based compensation expense recorded for stock options and restricted stock units issued to employees and nonemployees (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Cost of revenue	$23	$7	$70	$14
Research and development	502	320	1,420	741
Selling and marketing	291	139	671	346
General and administrative	320	144	734	346

Total stock-based compensation expense	$1,136	$610	$2,895	$1,447

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

We use the Black-Scholes pricing model to determine the fair value of stock options. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. Because we were a private entity with no historical data regarding the volatility of our common stock until our initial public offering and we do not yet have sufficient historical public market trading data, the expected volatility used is based on the historical volatility of various comparable companies. In evaluating similarity, we considered factors such as industry, stage of life cycle, revenue and size. The weighted average assumptions used to value option grants during the three and nine months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Expected volatility	56%	77%	55%	75%
Expected term (in years)	4.50	4.98	4.50	4.90
Risk-free interest rate	2.13%	2.45%	1.60%	2.38%
Dividend yield	—	—	—	—

8. Stock repurchase program

On November 15, 2010, we announced that our Board of Directors authorized a program for the repurchase of up to $20 million of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations. Under this program, we utilized $7.4 million of cash to repurchase 674,242 shares of our common stock at an average purchase price of $11.01 per share during the three months ended March 31, 2011. We utilized $9.7 million of cash to repurchase 1,002,500 shares of our common stock at an average purchase price of $9.71 per share during the nine months ended March 31, 2011.The repurchased shares are being held as treasury shares. As of March 31, 2011, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $10.3 million.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the nine months ended March 31, 2011, we reduced common stock and APIC by an aggregate of $2.9 million and charged $6.8 million to retained earnings.

9. Income taxes

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes is higher than the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and stock-based compensation, partially offset by the deduction for Domestic Production Activities and the research and development credit. Our effective tax rate was 38% and 34% for the three months ended March 31, 2011 and 2010, respectively. The increase in our effective tax rate is due to the difference in the tax benefit recognized for a tax deduction related to Qualified Domestic Production Activities under Section 199 of the Internal Revenue Code. Our effective tax rate was 38% and 39% for the nine months ended March 31, 2011 and 2010, respectively. The decrease in our effective tax rate is primarily due to the extension of the federal research and development credit.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2011 and June 30, 2010, our cumulative unrecognized tax benefits were $4.2 million and $2.9 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2011 is $3.4 million that, if recognized, would affect the effective tax rate. We do not believe that the unrecognized tax benefits will materially change in the next 12 months.

We file income tax returns with the U.S. Internal Revenue Service (the “IRS”), California and various state and foreign tax jurisdictions in which we have subsidiaries. Fiscal 2000 through 2010 remain open to examination by U.S. and state tax authorities, and fiscal 2005 through 2010 remain open to examination by the foreign tax authorities. The IRS commenced an examination of our U.S. federal income tax returns for fiscal 2008 and 2009 during fiscal 2010. We do not expect that the results of this examination will have a material effect on our financial condition or results of operations.

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

Overview

We are a leading provider of location based services(“LBS”), including voice guided navigation on mobile phones, automotive LBS and enterprise LBS. Our LBS solutions provide consumers and enterprises with convenient and easy to use location specific, real time and personalized features and functions. By using an integral tool of their daily lives, their mobile phones, our end users can access our LBS almost anytime and anywhere to efficiently navigate to their destinations and easily obtain relevant local information. Through our hosted service delivery model, we provide our solutions through the networks of leading wireless carriers in the United States, including Sprint Nextel Corporation, or Sprint, and AT&T Mobility LLC, or AT&T, as well as through certain carriers in other countries. Our flexible and proprietary LBS platform enables us to efficiently provide our LBS to millions of end users, across more than 600 types of mobile phones, all major mobile phone operating systems and a broad range of wireless network protocols. In the three months ended March 31, 2011, we had a monthly average of 22.5 million paying end users.

We primarily derive our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a stand alone service or in a bundle with other applications. End users are generally billed for our services through their wireless carrier. Our wireless carrier partners pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) commencing in September 2010, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Our wireless carrier partners may offer our services on a stand alone basis or bundled with other voice and data services. We also offer our applications directly to end users through application stores such as Apple’s iTunes or Google’s Android Market. In addition, we derive revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. In the future, our revenue models are likely to vary as we expand our product offerings, including fee arrangements for mobile advertising and commerce supported programs, or basic versions of our services that may be offered for free and allow for upgrades to more premium versions for a charge. We and our wireless carrier partners may offer subscribers a 30-day free trial for our service. We believe that the wireless carrier billing makes our services more appealing to consumers and enterprises as they are not required to pay a separate monthly charge to a different vendor.

In September 2010, we and our largest customer, Sprint, entered into an amendment to our agreement that results in us receiving a fixed annual fee from Sprint for their bundled service subscribers’ use of our navigation services which is not dependent upon the number of subscribers participating in those bundles until such time as a specified threshold is reached. This amendment affected our results of operations when it became effective in September 2010; however, the full effect of this amendment is evident in the three months ended December 31, 2010 and March 31, 2011 as the amendment was in effect for the entire quarter. Over time, we anticipate that our amended agreement with Sprint will result in further declines in average revenue per user, or ARPU, due to anticipated increases in the number of Sprint bundle subscribers with access to our services and the significant reduction in revenue from Sprint for bundled basic navigation services compared to the quarters prior to implementation of the amendment. Although we are entitled to receive a greater share of revenue from enterprise LBS, mobile commerce and premium navigation services than we were previously, we may not be able to realize these benefits in the short term or at all. We cannot predict the ultimate financial impact of our amended agreement with Sprint. As a result of this amendment to our agreement with Sprint providing for a fixed annual fee, we believe that future ARPU and average monthly paying end users may not be comparable to earlier periods or be a meaningful indicator of our financial performance.

In September 2010, we also amended our agreement with Tele Atlas North America, Inc., now known as TomTom Maps, to change the fee structure for map and points of interest (“POI”), data we provide as part of our navigation services in Sprint’s bundled offerings. The material impact of the amendment is to align the manner in which we pay fees to TomTom Maps with the manner in which we receive revenue from Sprint. Pursuant to the amended agreement, we will pay TomTom Maps a percentage of fees we collect from Sprint for basic navigation services and our gross advertising and mobile commerce revenue, as well as a flat monthly fee per subscriber for premium navigation services. We also agreed to certain guaranteed minimum payments to TomTom Maps for such services. These amendments affected our results of operations during the three and nine months ended March 31, 2011. Although we have taken action to increase the predictability of certain of our third party map and POI data costs for services that we provide on an annual fixed fee basis that are not dependent on the number of subscribers, we may not have adequately aligned our fee structure for map and POI data with revenue from Sprint’s bundled offerings, and may not be successful in reducing the impact of the recent Sprint amendment on our gross margin.

In January 2011, we entered into an amendment to our agreement with AT&T, one of our wireless carrier partners whose payments to us represent a substantial portion of our revenue. This amendment extended our existing agreement with AT&T through March 2013 and provided that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. There were no impacts of this amendment reflected in our revenue for the three and nine months ended March 31, 2011 and our amended agreement with AT&T retained the prior terms, including the fee per subscriber per month model. For the nine months ended March 31, 2011 and 2010, AT&T represented 37% and 34% of our total revenue, respectively. AT&T is not required to offer our LBS. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future.

In March 2011, we entered into amendments to our agreement with Ford, to which we provide an in-dash navigation solution. The amendments modified the nature of certain of our obligations under our original agreement, and provided for additional payments to us. As a result of these modifications, we now recognize revenue from customized software upon delivery to, and acceptance by, Ford of our in-dash navigation solutions, and we recognize royalty revenue earned from the distribution of our customized software in vehicles as the vehicles are produced. In addition, we recognize third party content and related costs of revenue when revenue is recognized. These amendments resulted in the recognition of an additional $6.6 million in revenue from Ford in the three months ended March 31, 2011, including revenues previously deferred in periods prior to January 1, 2011.

Key components of our results of operations

Sources of revenue

We primarily derive our revenue from our wireless carrier partners for their customers’ subscriptions to our LBS, as well as from activation fees for certain of our services. Our wireless carrier partners pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) commencing in September 2010, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user. Certain of our contracts provide our wireless carrier partners with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier partners pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a stand alone basis. We also offer our applications directly to end users through application stores such as Apple’s or Google’s Android. In addition, we derive revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. In the future, we may have other revenue models. For example, we recently implemented revenue models, including fees for advertising supported arrangements, and basic versions of our services that allow for upgrades to more premium versions for a fee.

Our wireless carrier partners are responsible for billing and collecting the fees they charge their subscribers for the right to use our LBS. When we are paid on a revenue sharing basis with our wireless carrier partners, the amount we receive varies depending on several factors including the revenue share rate negotiated with the wireless carrier partner, the price charged to the subscriber by the wireless carrier partner, the specific sales channel of the wireless carrier partner in which the service is offered and the features and capability of the service. As a result of these factors, the amount we receive for any subscriber may vary considerably, and is subject to change over time.

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

Subscription fees from our wireless carrier partners represented substantially all of our revenue in the nine months ended March 31, 2011 and 2010. Sprint and AT&T represented 43% and 37% of our revenue in the nine months ended March 31, 2011, respectively, and 55% and 34% of our revenue in the nine months ended March 31, 2010, respectively. Subscription fees from our GPS Navigator service represented 89% and 94% of our revenue in the nine months ended March 31, 2011 and 2010, respectively. Revenue from our automotive navigation solutions, enterprise LBS (sometimes referred to as mobile resource management, or MRM), mobile advertising and commerce and premium LBS represented 11% and 6% of our revenue in the nine months ended March 31, 2011 and 2010, respectively. In absolute dollars, revenue from our non-GPS Navigator services, which include enterprise LBS, increased in the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010. GPS Navigator is our flagship voice guided real time, turn by turn, mobile navigation service. Our enterprise LBS solutions allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. We are developing other LBS solutions with new business models and distribution channels in our current LBS market and adjacent markets. These solutions include in-dash navigation services, location based mobile advertising and commerce services and premium LBS. While we have already introduced certain components or initial versions of several of these LBS solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors including adoption by wireless carrier partners and automotive suppliers and manufacturers of the LBS solutions; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising and social networking. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to cover the costs of these development efforts.

In the nine months ended March 31, 2011, we generated 96% of our revenue in the United States. In absolute dollars, revenue from our international operations increased in the nine months ended March 31, 2010 compared to the nine months ended March 31, 2010. We are pursuing expansion opportunities with our wireless carriers in other countries and therefore expect international revenue to increase in absolute dollars over the longer term.

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

We primarily provide customer support through a third party provider to whom we provide training and assistance with problem resolution. We use three outsourced, hosted data centers to provide our services and industry standard hardware to provide our LBS. We generally offer to our wireless carrier partners and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier partner agreement. We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, including those through bundled or free offerings, average use of our services by end users increases and additional operating costs and depreciation associated with our planned data center capacity increases, as well as increased amortization of capitalized software development costs. In addition, we anticipate that cost of revenue will increase over time as we continue to enhance the richness of the content offered by our products and if we increase the level of our revenue from automotive navigation solutions.

Operating expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of options granted, based on the department in which the option holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses increased in absolute dollars in fiscal 2010 and the first nine months of fiscal 2011 as we became a public company and built our infrastructure and added employees across all categories to support our growth, develop new services and products, and expand into international markets. We expect our operating expenses to continue to increase in the remainder of fiscal 2011 as we continue in these endeavors.

Research and development. Research and development expenses consist primarily of personnel costs for our development employees and use of outside consultants. We have focused our research and development efforts on improving the ease of use and functionality of our existing services, as well as developing new service and product offerings in our existing markets and in new markets. The majority of our research and development employees are located in our development centers in China and, as a result, a substantial portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese renminbi (“RMB”).

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

Other income (expense), net. Other income (expense), net consists primarily of interest we earn on our cash and cash equivalents and short-term investments. During the nine months ended March 31, 2010, other income (expense), net also included the expense resulting from the change in fair value of our outstanding Series E preferred stock warrants. We classified these warrants as liabilities on our balance sheets and recorded changes in their fair value from period to period in other income (expense), net on our consolidated statements of income. As of December 31, 2009, all remaining outstanding Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock. The preferred shares converted to common stock upon the closing of our initial public offering and were reclassified as common stock and additional paid in capital.

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned from our LBS in the United States. We expect our income tax expense for fiscal 2011 to be approximately 39% of pretax income because of the concentration of earnings in the United States. Our effective tax rate could be reduced if our international revenue substantially increases as a percentage of revenue, due to the lower corporate tax rates available in certain countries outside the United States and the availability of net operating loss carryforwards in those countries.

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

With the exception of revenue recognition discussed below, there have been no material changes in our critical accounting policies and estimates during the three and nine months ended March 31, 2011 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2010.

Revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery of those services has occurred, the fee is fixed or determinable and collectability is reasonably assured. We primarily derive our revenue from subscriptions to access our LBS, which are generally provided through our wireless carrier partners that offer our services to their subscribers. Our wireless carrier partners pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) commencing during the three months ended September 30, 2010, a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user.

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

We also derive revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize software customization revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our in-dash navigation solutions. We generally recognize royalty revenue as the vehicles are produced, assuming all other conditions for revenue recognition have been met.

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

Results of operations

The following tables set forth our results of operations for the three and nine months ended March 31, 2011 and 2010, as well as a percentage that each line item represents of our revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
Consolidated Statements of Income Data	2011	2010	2011	2010
(Unaudited)	(in thousands)
Revenue	$57,110	$45,101	$156,232	$121,652
Cost of revenue	12,739	7,173	30,419	21,130

Gross profit	44,371	37,928	125,813	100,522
Operating expenses:
Research and development	14,239	10,782	40,739	28,083
Sales and marketing	6,699	4,511	17,229	12,523
General and administrative	5,701	3,612	14,170	9,275

Total operating expenses	26,639	18,905	72,138	49,881

Income from operations	17,732	19,023	53,675	50,641
Other income (expense), net	305	(20)	750	(330)

Income before provision for income taxes	18,037	19,003	54,425	50,311
Provision for income taxes	6,872	6,462	20,862	19,513

Net income	$11,165	$12,541	$33,563	$30,798

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	22	16	19	17

Gross profit	78	84	81	83
Operating expenses:
Research and development	25	24	26	23
Sales and marketing	12	10	11	10
General and administrative	10	8	9	8

Total operating expenses	47	42	46	41

Income from operations	31	42	35	42
Other income (expense), net	1	—	—	(1)

Income before provision for income taxes	32	42	35	41
Provision for income taxes	12	14	14	16

Net income	20%	28%	21%	25%

Additional Key Metrics
Average monthly revenue per user (ARPU)	$0.71	$1.02	$0.81	$1.05
Average monthly paying end users (in millions)	22.5	14.5	19.9	12.7

Comparison of the three and nine months ended March 31, 2011 and 2010

Revenue. Revenue increased 27% to $57.1 million in the three months ended March 31, 2011 from $45.1 million in the three months ended March 31, 2010. Revenue increased 28% to $156.2 million in the nine months ended March 31, 2011 from $121.7 million in the nine months ended March 31, 2010. These increases were due to growth in the number of average monthly paying end users to 22.5 million in the three months ended March 31, 2011 from 14.5 million in the three months ended March 31, 2010 and to 19.9 million in the nine months ended March 31, 2011 from 12.7 million in the nine months ended March 31, 2010, primarily resulting from the continued adoption of Sprint’s Simply Everything and Any Mobile, Anytime plans which include our LBS, as well as an increase in end users of AT&T Navigator and TeleNav GPS Navigator with T-Mobile. In addition, revenue in the three months ended March 31, 2011 included $7.5 million from the in-dash navigation solutions we provided for Ford vehicles, which included $6.6 million recognized as a result of the amendments to our agreement with Ford in March 2011. We calculate average monthly paying end users for a period by averaging the number of paying end users for each month in the period, and exclude any users that subscribe under daily or annual plans. Generally, we consider a paying end user to be a wireless carrier subscriber for whom we are paid and for which such subscriber’s mobile device has the capability to access our LBS. Average monthly revenue is calculated by dividing revenue for the period associated with paying end users by the number of months in the period. ARPU is calculated by dividing average monthly revenue by average monthly paying end users. We exclude from our ARPU calculation users and revenue associated with our automotive navigation solutions. Although our end users increased substantially, our ARPU declined 30% to $0.71 in the three months ended March 31, 2011 from $1.02 in the three months ended March 31, 2010 and declined 23% to $0.81 in the nine months ended March 31, 2011 from $1.05 in the nine months ended March 31, 2010. These declines in ARPU were due in large part to the September 2010 amendment to our agreement with Sprint as discussed below, whereby we now receive a fixed fee from Sprint to provide our services to subscribers to Sprint’s service bundles (up to certain thresholds) and we no longer receive additional revenue for additional Sprint bundle subscribers using our services. We anticipate that as a result of the changes to our agreement with Sprint, ARPU will become a less meaningful indicator of the health of our business.

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

Growth in the number of end users for the periods presented primarily reflects Sprint’s decision to continue to offer and promote certain bundles in which all end users under those plans receive the right to use our LBS without additional charge. Because a substantial majority of our end users are able to access our LBS through bundled offerings, our ARPU has declined; however, the substantial increase in number of end users has resulted in an increase in revenue.

As a result of these pricing strategies and the September 2010 amendment to the Sprint agreement, ARPU declined by $0.31 from $1.02 in the three months ended March 31, 2010 to $0.71 in the three months ended March 31, 2011 and declined $0.24 from $1.05 in the nine months ended March 31, 2010 to $0.81 in the nine months ended March 31, 2011; however, the average monthly paying end users of our LBS increased by 54% and 57% and our revenue increased 27% and 28% during the same periods, respectively. The impact of the $0.31 decline in ARPU for our 14.5 million average monthly paying end users during the three months ended March 31, 2010 was a reduction in revenue based on these end users of $13.5 million for the three months ended March 31, 2011. The impact of the lower ARPU was more than offset by the 8.0 million increase in average monthly paying end users, from 14.5 million for the three months ended March 31, 2010 to 22.5 million for the three months ended March 31, 2011, resulting in a net revenue increase of $4.5 million for the three months ended March 31, 2011. The impact of the $0.24 decline in ARPU for our 12.7 million average monthly paying end users during the nine months ended March 31, 2010 was a reduction in revenue based on these end users of $27.4 million for the nine months ended March 31, 2011. The impact of this lower ARPU was more than offset by the 7.2 million increase in average monthly paying end users, from 12.7 million for the nine months ended March 31, 2010 to 19.9 million for the nine months ended March 31, 2011, resulting in a net revenue increase of $26.6 million for the nine months ended March 31, 2011. We believe we would not have achieved these increases in revenue had we not adopted these pricing strategies. Based on the terms of our current contracts, we anticipate that ARPU from our LBS will decline if bundled subscriptions continue to increase. Additionally, in general, ARPU may also decrease if the proportion of end users of white label offerings increases or if competition intensifies, or if prices to end users decline.

In the three months ended March 31, 2011 and 2010, revenue from Sprint represented 36% and 55% of our revenue, respectively, and revenue from AT&T represented 34% and 34% of our revenue, respectively. In the three months ended March 31, 2011, revenue from Ford represented 13% of our revenue. In the nine months ended March 31, 2011 and 2010, revenue from Sprint represented 43% and 55% of our revenue, respectively, and revenue from AT&T represented 37% and 34% of our revenue, respectively. No other wireless carrier or other customer represented more than 10% of our revenue in either period.

Subscription fees from our GPS Navigator service represented 81% and 94% of our revenue in the three months ended March 31, 2011 and 2010, respectively, and represented 89% and 94% of our revenue in the nine months ended March 31, 2011 and 2010, respectively. Revenue from our automotive navigation solutions, enterprise LBS (sometimes referred to as mobile resource management, or MRM), mobile advertising and commerce and premium LBS represented 19% and 6% of our revenue in the three months ended March 31, 2011 and 2010, respectively, and represented 11% and 6% of our revenue in the nine months ended March 31, 2011 and 2010, respectively. .

We primarily sell our services in the United States. In the three months ended March 31, 2011 and 2010, revenue derived from U.S. sources represented 94% and 97% of our revenue, respectively, and in the nine months ended March 31, 2011 and 2010, revenue derived from U.S. sources represented 96% and 97% of our revenue.

Cost of revenue. Our cost of revenue increased 78% to $12.7 million in the three months ended March 31, 2011 from $7.2 million in the three months ended March 31, 2010. As a percentage of revenue, cost of revenue in the three months ended March 31, 2011 increased to 22% from 16% in the three months ended March 31, 2010. Our cost of revenue increased 44% to $30.4 million in the nine months ended March 31, 2011 from $21.1 million in the nine months ended March 31, 2010. As a percentage of revenue, cost of revenue in the nine months ended March 31, 2011 increased to 19% from 17% in the nine months ended March 31, 2010. The substantial majority of our cost of revenue related to costs of third party content and technology that we use in providing our LBS such as map, POI, traffic, gas price and weather data and voice recognition technology. The remaining portion of our cost of revenue included expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. In addition, we expensed certain capitalized software development costs associated with revenue recognized from Ford during the three months ended March 31, 2011. Cost of revenue increased at a significantly higher rate than the 27% increase in revenue for the comparable three month period ended March 31, 2011 primarily as a result of the third party content and related costs associated with the in-dash navigation revenue from Ford and, to a lesser extent, the effect of the fixed fee amendment with Sprint signed in September 2010. This amendment resulted in a lower rate of revenue per end user in the three months ended March 31, 2011 without an equivalent decrease in the respective costs related to such end users. Cost of revenue increased at a higher rate than the 28% increase in revenue for the comparable nine month period ended March 31, 2011, primarily as a result of the third party content and related costs of the in-dash navigation revenue from Ford. The increases in cost of revenue in absolute dollars were primarily driven by the increase in our number of end users. The majority of the increases in cost of revenue in absolute dollars in the three months ended March 31, 2011 and in the nine months ended March 31, 2011 were due to 61% and 28% increases in third party content costs, respectively, as well as increased software amortization costs, including capitalized development costs expensed in connection with revenue from Ford, and increased customer support costs.

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

We anticipate these changes to our TomTom Maps agreement will reduce in part the impact on our cost of revenue of the anticipated increase in the number of Sprint bundle subscribers without offsetting increases in revenue. However, we expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, average usage of our services by end users increases and from amortization and depreciation expense associated with planned data center capacity increases, as well as increased amortization of capitalized software development costs. In addition, we anticipate that cost of revenue will increase over time as we continue to enhance the richness of the content offered by our products and if we increase the level of our revenue from automotive navigation solutions. We also anticipate that ARPU from our LBS will continue to decline, which will further increase cost of revenue as a percentage of revenue.

Gross profit. Our gross profit increased 17% to $44.4 million in the three months ended March 31, 2011 from $37.9 million in the three months ended March 31, 2010, and increased 25% to $125.8 million in the nine months ended March 31, 2011 from $100.5 million in the nine months ended March 31, 2010, primarily due to an increase in the number of our end users. Our gross margin decreased to 78% in the three months ended March 31, 2011 from 84% in the three months ended March 31, 2010. Our gross margin decreased to 81% in the nine months ended March 31, 2011 from 83% in the nine months ended March 31, 2011. The decreases in gross margin were due to the increased proportion of revenue contributed from our in-dash navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our LBS services provided to our wireless carrier partners. We expect our gross margin to decline due to slowing revenue growth as a result of the new fixed fee arrangement with Sprint, lower anticipated ARPU from our LBS, and higher anticipated usage of third party content by our end users. We also anticipate we will earn lower gross margins on certain other product offerings, such as in-dash navigation products. Changes in product mix may also cause gross margins to decline over time.

Research and development. Our research and development expenses increased 32% to $14.2 million in the three months ended March 31, 2011 from $10.8 million in the three months ended March 31, 2010. Our research and development expenses increased 45% to $40.7 million in the nine months ended March 31, 2011 from $28.1 million in the nine months ended March 31, 2010.The increases were primarily due to the costs associated with increased headcount to enhance the functionality of our services and develop new offerings and increased compensation and benefits for our existing employees. As a percentage of revenue, research and development expenses increased to 25% in the three months ended March 31, 2011 from 24% in the three months ended March 31, 2010. As a percentage of revenue, research and development expenses increased to 26% in the nine months ended March 31, 2011 from 23% in the nine months ended March 31, 2010. The total number of research and development personnel increased 12% to 751 at March 31, 2011 from 670 at March 31, 2010. We believe that as we continue to invest in expanding the LBS products we offer, establish relationships with new wireless carrier partners and develop new services and products, revenue from those investments and development efforts will lag the incurrence of related research and development expenses. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand the services and products we offer.

Sales and marketing. Our sales and marketing expenses increased 49% to $6.7 million in the three months ended March 31, 2011 from $4.5 million in the three months ended March 31, 2010. Our sales and marketing expenses increased 38% to $17.2 million in the nine months ended March 31, 2011 from $12.5 million in the nine months ended March 31, 2010. As a percentage of revenue, sales and marketing expenses increased to 12% in the three months ended March 31, 2011 from 10% in the three months ended March 31, 2010. As a percentage of revenue, sales and marketing expenses increased to 11% in the nine months ended March 31, 2011 from 10% in the nine months ended March 31, 2010. The increase in sales and marketing expenses as a percentage of revenue in the three and nine months ended March 31, 2011 was the result of increased investment in our marketing and business development organizations, including the hiring of additional and more experienced personnel, including two vice presidents. We expect that our sales and marketing expenses will continue to increase in absolute dollars as we expand our relationships with wireless carrier partners and engage in programs to market our services to their subscribers. We may incur additional costs transitioning our Sprint Navigation branded services to TeleNav branded navigation services, which would lead to an increase in our sales and marketing expenses as a percentage of revenue and in absolute dollars.

General and administrative. Our general and administrative expenses increased 58% to $5.7 million in the three months ended March 31, 2011 from $3.6 million in the three months ended March 31, 2010. Our general and administrative expenses increased 53% to $14.2 million in the nine months ended March 31, 2011 from $9.3 million in the nine months ended March 31, 2010. The increases were primarily due to added personnel, consultants utilized for our preparations for compliance with the Sarbanes-Oxley Act of 2002, audit and tax professional fees and legal costs. Legal costs included settlement of certain intellectual property litigation and increased legal fees for litigation, intellectual property protection and immigration. The total number of general and administrative personnel increased 28%, to 73 at March 31, 2011 from 57 at March 31, 2010. As a percentage of revenue, general and administrative expenses increased to 10% in the three months ended March 31, 2011 from 8% in the three months ended March 31, 2010, and increased to 9% in the nine months ended March 31, 2011 from 8% in the nine months ended March 31, 2010. We expect our general and administrative expenses to increase in absolute dollars in the remainder of fiscal 2011 as we incur legal fees and potentially other costs in connection with litigation in which we are named defendants or our wireless carrier partners are named defendants and for which they have notified us that they are seeking or may seek indemnification from us. We also expect to incur additional general and administration expenses in the remainder of fiscal 2011 and beyond associated with being a public company, including higher legal, corporate insurance, audit and tax and financial reporting expenses as well as the costs of achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other income (expense), net. Our other income (expense), net was $305,000 in the three months ended March 31, 2011 compared to $(20,000) in the three months ended March 31, 2010. The change was primarily due to increased interest income due to higher cash and cash equivalents and short-term investments balances. Our other income (expense), net was $750,000 in the nine months ended March 31, 2011 compared to $(330,000) in the nine months ended March 31, 2010. The change was primarily due to elimination of the expense related to the increase in fair value of our Series E preferred stock warrants and, to a lesser extent, increased interest income due to higher cash and cash equivalents and short-term investments balances.

Provision for income taxes. Our provision for income taxes increased to $6.9 million in the three months ended March 31, 2011 from $6.5 million in the three months ended March 31, 2010. Our effective tax rate was 38% and 34% for the three months ended March 31, 2011 and 2010, respectively. The increase in our effective tax rate is due to the difference in the tax benefit recognized for a tax deduction related to Qualified Domestic Production Activities under Section 199 of the Internal Revenue Code. Our provision for income taxes increased to $20.9 million in the nine months ended March 31, 2011 from $19.5 million in the nine months ended March 31, 2010. Our effective tax rate was 38% in the nine months ended March 31, 2011 compared to 39% in the nine months ended March 31, 2010. The decrease in our effective tax rate is primarily due to the extension of the federal research and development credit.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2011 and June 30, 2010, our cumulative unrecognized tax benefits were $4.2 million and $2.9 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2011 is $3.4 million that, if recognized, would affect the effective tax rate. We do not believe that the unrecognized tax benefits will materially change in the next 12 months.

Liquidity and capital resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$112,991	$19,888
Net cash used in investing activities	(177,548)	(7,142)
Net cash provided by (used in) financing activities	(8,114)	285
Effect of exchange rate changes on cash and cash equivalents	(73)	(50)

Net increase (decrease) in cash and cash equivalents	$(72,744)	$12,981

At March 31, 2011, we had cash and cash equivalents and short-term investments of $211.3 million, which primarily consisted of money market mutual funds, municipal securities, corporate bonds, and commercial paper held by well-capitalized financial institutions.

Our accounts receivable are heavily concentrated in two wireless carrier partners. As of March 31, 2011, our accounts receivable balance was $27.7 million, of which Sprint and AT&T represented 7% and 56%, respectively. Our accounts receivable balance due from Sprint will fluctuate based upon the timing of invoicing and payment under Sprint’s fixed annual fee arrangement. In addition, Ford represented 12% of our accounts receivable balance as of March 31, 2011.

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

Net cash provided by operating activities. Net cash provided by operating activities was $113.0 million and $19.9 million in the nine months ended March 31, 2011 and 2010, respectively. The improvement in cash provided by operating activities was primarily due to the increased number of end users of our services and related revenue generated from those end users, offset to a lesser extent by increases in our operating costs. Cash provided by or used in operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount and royalty payments for portions of the content provided in our services. In the nine months ended March 31, 2011, cash provided by operating activities was provided principally by net income of $33.6 million, non-cash charges for depreciation and amortization of $7.4 million and stock-based compensation of $2.9 million, and $67.4 million from changes in our operating assets and liabilities which resulted primarily from an increase in deferred revenue of $60.7 million as a result of Sprint’s prepayment under its fixed annual fee arrangement, and a decrease in accounts receivable of $9.6 million.

Net cash used in investing activities. We used net cash in investing activities of $177.5 million and $7.1 million during the nine months ended March 31, 2011 and 2010, respectively. The cash was used primarily for purchases of short-term investments and property and equipment and internal software development costs. We expect to increase our capital expenditures in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as in equipment and facilities for our growing worldwide employee base as we expand our business. In the nine months ended March 31, 2011, cash used in investing activities was used principally for purchases of short-term investments of $172.6 million, net of proceeds from sales and maturities of short-term investments, and capital expenditures of $4.1 million.

Net cash provided by (used in) financing activities. We generated (used) cash in our financing activities of $(8.1) million and $285,000 during the nine months ended March 31, 2011 and 2010, respectively, due to proceeds from the exercise of options for our common stock, net of any repurchases of our outstanding stock.

In November 2010, we announced that our Board of Directors authorized a program for the repurchase of up to $20 million of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations. Under our stock repurchase program, we used $9.7 million of cash to repurchase 1,002,500 shares of our common stock at an average purchase price of $9.71 per share during the nine months ended March 31, 2011. As of March 31, 2011, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $10.3 million.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations, commitments and contingencies

As of March 31, 2011, we had an aggregate of $25.5 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next five fiscal years. The aggregate of $25.5 million of future minimum commitments were comprised of $4.9 million due in fiscal 2011; $13.4 million due in fiscal 2012; $5.3 million due in fiscal 2013; $1.6 million due in fiscal 2014; and $0.3 million due in fiscal 2015. The above commitment amounts exclude amounts already recorded on the Condensed Consolidated Balance Sheet.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2011, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

Foreign currency risk. Substantially all of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, most of our contracts with our wireless carrier partners outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As of March 31, 2011, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.

To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 17, 2009, WRE-Hol, LLC (“WRE-Hol”) filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, H.P. Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, TeleNav responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response, after which we can submit our own modified response to both the office action and WRE-Hol’s corrected response. The next step will be a second office action from the Patent Office, which is expected within the next six months. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC (“Vehicle IP”) filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The lawsuit alleges that certain of our navigation services, including our GPS Navigator, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 11, 2010, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid. Vehicle IP denied these counterclaims and requested that they be dismissed. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The parties are engaged in fact discovery, which has a cutoff date of April 5, 2012. The court will hold a claim construction hearing on October 24, 2011. The parties are to submit case dispositive motions by May 18, 2012. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On April 11, 2011, Walker Digital, LLC (“ Walker Digital”), filed a complaint against us and eleven other defendants in the United States District Court for the District of Delaware, Case No. 1:11-CV-00309-SLR, alleging infringement of U.S. Patent No. 6,199,014, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in favor of Walker Digital. On April 19, 2011, Walker Digital served its complaint on us. Our answer is due on May 10, 2011. The case is in its early stages, and we intend to vigorously defend against the complaint.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering, alleging violations of Sections 11 and 15 of the Securities Act. On November 1, 2010, David Smith and his attorneys filed a motion for appointment as lead plaintiff and lead counsel, which we did not oppose. On February 3, 2011, the Court granted plaintiff’s motion for appointment as lead plaintiff and selection of Robbins Geller Rudman & Dowd as lead counsel. On March 21, 2011, plaintiff filed an amended complaint. The amended complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 initial public offering. The amended complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the initial public offering violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. Specifically, the amended complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The amended complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We deny the plaintiff’s allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011, which will be heard by the Court on August 12, 2011. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this amended complaint on our financial condition, results of operations or cash flows.

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

In 2008, Alltel, AT&T, Sprint and T-Mobile, each demanded that we indemnify and defend them against a lawsuit brought by Emsat Advanced Geo-Location Technology LLC and Location Based Services LLC, or collectively, Emsat, in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818) alleging that the wireless carriers infringe U.S. Patent Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 in connection with the delivery of wireless telephone services and seeking unspecified damages. The Emsat entities are patent holding companies. In May 2009, several of the cases were stayed pending proceedings relating to a request for reexamination of all the patents at issue in the litigation. In June 2009, the U.S. Patent and Trademark Office denied the requests for reexamination as it relates to all of the patent claims asserted in the lawsuits. Subsequently, the defendants in certain of the cases filed requests for reexamination of U.S. Patent No. 6,847,822 and indicated that they would do the same with respect to U.S. Patent No. 7,289,763. On December 22, 2009, the U.S. Patent and Trademark Office granted the request for reexamination of 17 claims of U.S. Patent No. 6,847,822. On March 16, 2010, the U.S. Patent and Trademark Office confirmed two of the 17 claims and rejected the other 15 claims. On August 18, 2010, a third-party requestor filed an ex parte request for reexamination of U.S. Patent No. 6,324,404. That request is pending before the U.S. Patent and Trademark Office. In the Sprint and Alltel cases, the court has not yet lifted the stay, and denied the plaintiff’s motion to vacate the stay on August 20, 2010. The defendants filed a request for reexamination of U.S. Patent No. 7,289,763 on December 14, 2010. In the T-Mobile and AT&T cases, the parties voluntarily vacated the stay and a trial status conference with the court was held on September 24, 2009. A claim construction hearing was held on May 10, 2010 and the court issued its claim construction ruling on August 23, 2010. T-Mobile and AT&T also filed a motion for partial summary judgment on the invalidity of some asserted claims of the patents-in-suit. On August 23, 2010, the court denied the partial summary judgment motion. Google joined as an intervenor in the T-Mobile case because T-Mobile also sought indemnification from Google. In the T-Mobile case, T-Mobile filed a motion for reconsideration of the Court’s denial of the partial summary judgment motion on September 20, 2010, and Google filed a motion for partial reconsideration of claim construction on the same day. The Court denied both motions on November 18, 2010. Emsat filed an amended complaint on December 17, 2010, dropping its infringement claims as to U.S. Patent Nos. 5,946,611 and 6,324,404, and adding a claim for willful infringement. T-Mobile denied the allegations in its answer and filed counterclaims for declaratory judgment of non-infringement, invalidity and unenforceability of the patents-in-suit on January 3, 2011. Plaintiffs denied the allegations in its answer to T-Mobile’s counterclaims on January 4, 2011. On January 3, 2011, the parties stipulated to dismissal of all claims against Google and Google’s counterclaims against Emsat. On January 13, 2011, Emsat filed an unopposed motion to file its third amended complaint. On January 18, 2011, T-Mobile filed a motion to stay proceedings pending inter partes reexamination of U.S. Patent Nos. 6,847,822 and 7,289,763. On March 8, 2011, the Emstat case against T-Mobile was stayed and closed pending re-examination. In the AT&T case, Emsat amended the complaint to allege a breach of contract claim and AT&T denied the allegation in its answer and filed counterclaims for declaratory judgment of non-infringement, invalidity and unenforceability. Emsat denied the allegations in its answer to AT&T’s counterclaims on January 4, 2011. The AT&T case was consolidated with EMSAT Advanced Geo-Location Technology, LLC et al v. Tracfone Wireless, Inc. (Case No. 5:10-CV-00245). On January 13, 2011, Emsat filed a motion to file its third amended complaint, which is still pending. On January 19, 2011, AT&T filed a notice of joinder in T-Mobile’s motion to stay proceedings pending inter partes reexamination of the patents-in-suit filed in the related T-Mobile case. On March 9, 2011, Emsat dismissed its lawsuit against AT&T based on a settlement agreement. As of the date of this Form 10-Q, we and one wireless carrier have determined that we will provide some financial support relating to our indemnification obligations relating to this litigation, but as to that wireless carrier and the other wireless carriers, we have not determined the full extent. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, and we are presently defending Sprint as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or the potential losses it and we may experience in connection with such litigation. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, and Research In Motion, and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We have agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations, and are presently defending T-Mobile as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or T-Mobile or AT&T or the potential losses they and we may experience in connection with such litigation. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

We are substantially dependent on two wireless carrier partners for a large portion of our revenue. For the nine months ended March 31, 2011 and 2010, Sprint represented 43% and 55% of our revenue, respectively. Effective September 1, 2010, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2011 to December 31, 2012. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2012 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed annual fee regardless of the number of subscribers (up to specified thresholds). Sprint may terminate our agreement for any reason, beginning June 30, 2012, by providing notice at least 30 business days prior to termination. Our amended agreement with Sprint will result in declines in ARPU compared to the most recent quarter due to increasing numbers of Sprint bundle subscribers with access to our services and significant reductions in revenue from Sprint for bundled basic navigation services. Although we are entitled to receive more revenue from enterprise LBS, mobile commerce and premium navigation services than we were previously, we may not be able to realize these benefits in the short term or at all. We cannot predict the ultimate financial impact of our amended agreement with Sprint. Our failure to renew or renegotiate this agreement on or after June 30, 2012 on favorable terms or at all, a termination of our agreement by Sprint or our failure to otherwise maintain our relationship with Sprint would substantially reduce our revenue and significantly harm our business, operating results and financial condition.

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

For the nine months ended March 31, 2011 and 2010, AT&T represented 37% and 34% of our total revenue, respectively. AT&T is not required to offer our LBS. As amended in January 2011, our agreement with AT&T expires in March 2013 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Furthermore, our failure to otherwise maintain our relationship with AT&T would substantially harm our business.

We operate in a highly competitive market, including competitors that offer their services for free, which could make it difficult for us to acquire and retain wireless carrier partners and end users.

The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors could begin offering LBS that have at least equivalent functionality to ours for free. For example, Google, Inc., or Google, offers free voice guided, turn by turn navigation as part of its Google Maps product for mobile devices based on the Android 1.6 and higher operating system platform and Nokia Corporation, or Nokia, provides a download for its latest version of Ovi Maps on its smartphones which also provides turn by turn navigation functions. Microsoft Corporation, or Microsoft, also provides a free turn by turn navigation solution with its current Windows Mobile 6.5 operating system via their Bing for Mobile application. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier partners can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful.

Our primary competitors include providers of LBS such as Google, Microsoft, Navigon AG, or Navigon, Nokia, TeleCommunication Systems, Inc., or TCS, through its acquisition of Network In Motion, or NIM, Telmap Ltd., or Telmap, and TomTom; PND providers such as Garmin and TomTom; integrated navigation mobile phone providers such as Garmin Ltd., or Garmin, and Nokia; providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Mapquest, Inc., or Mapquest, Google, Microsoft and Yahoo!, Inc., or Yahoo!; and wireless carriers and communication solutions providers developing their own LBS. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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

Our ARPU has declined over time due to a number of factors, including the bundling of our LBS with voice and other data services, the introduction of white label services and the amendment of our agreement with Sprint. We expect the current trend of declining ARPU to continue. Our wireless carrier partners have the ability to lower end user pricing on our LBS which would have an immediate adverse effect on our ARPU. As a result of the recent Sprint amendment that provides us with a fixed annual fee for bundled navigation services, we believe that future ARPU and average monthly paying end users may not be comparable to earlier periods or be a meaningful indicator of our financial performance. Our gross margin may decrease if the average cost per end user to provide our services does not decline proportionately. These costs include third party map and other data costs and internal costs to provide our services. Many of these costs increase as the number of end users increases, and also increase based on incremental usage by end users, both of which could have a negative effect on our gross margins. Although we have taken action to increase the predictability of certain of our third party map and other data costs for Sprint bundles, we may not have adequately aligned our cost of providing our LBS and may not be successful in maintaining or reducing the decline in our gross margin.

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

If our wireless carrier partners lose net subscribers, such as the losses Sprint previously experienced, or if their subscribers do not continue to purchase service plans that include our LBS and we are unable to develop relationships with other significant wireless carriers, we may lose end users and our revenue and operating results may be adversely affected.

Wireless carriers’ relationships with subscribers have been threatened by several factors, including strong competition, lack of subscriber loyalty and the development of direct relationships between mobile phone manufacturers and mobile phone operating system providers and consumers. A loss of net subscribers by one or more of our wireless carrier partners could harm our business as we rely on our wireless carrier partners to market our products. For example, one of our key wireless carrier partners, Sprint, has experienced losses in net subscribers in the past. Although Sprint has recently experienced gains in net subscribers, if these gains in subscribers are not sustained and Sprint were to once again lose net subscribers or if Sprint subscribers do not continue to purchase service plans that include our LBS, we may also lose end users and experience a decline in revenue to the extent we are unable to develop similar relationships with other significant wireless carriers which include our services in attractive bundled or other LBS offerings that generate comparable revenue. A significant decrease in the number of our end users will adversely affect our revenue and operating results.

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

As a percentage of revenue, our operating income was 35% and 42% and our net income was 21% and 25% in the nine months ended March 31, 2011 and 2010, respectively. Since June 30, 2008, we have made significant investments in new operating and information systems and additional data centers, hired substantial numbers of new research and development, sales and marketing and general and administrative personnel and expanded our operations outside the United States. Efforts to develop new services and products and attract new wireless carrier partners require investments in anticipation of longer term revenue. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. We also expect to incur additional operating costs as a public reporting company as a result of our initial public offering in May 2010. As a result of these factors, we believe our operating income and net income may decline as a percentage of revenue at least through fiscal 2011. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.

We are substantially dependent on revenue from our GPS Navigator service, our flagship LBS, and, if we fail to generate significant revenue from other services, our operating results may be harmed if revenue from GPS Navigator declines.

Although revenue in absolute dollars from sources other than GPS Navigator rose in all periods presented, revenue from our GPS Navigator service represented 89% and 94% of our revenue in the nine months ended March 31, 2011 and 2010, respectively. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier partners or the number of end users for GPS Navigator were to decline, our revenue would be substantially harmed. We have experienced a reduction of ARPU from GPS Navigator over time as our wireless carrier partners implement white label and more bundled offerings, for which we typically receive a lower monthly subscription fee or a fixed annual fee regardless of the number of end users (subject to specified thresholds) to which we provide our services. We may be unable to increase our revenue from our enterprise LBS, and we may not be successful in our efforts to diversify into areas such as in-dash navigation, mobile advertising and commerce and premium LBS. If we were unable to offset declining ARPU from GPS Navigator by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.

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

Our automotive navigation products are our first effort to expand outside of mobile device navigation to other platforms and we may not be successful in our efforts to attract and retain automotive suppliers and manufacturers, implement high quality products or achieve end customer acceptance of our services and fee model.

We began to offer our first automotive off-board navigation service as an option to certain 2010 model year Ford vehicles and in-dash navigation systems providing visual and audio guidance, which utilizes vehicle telematic services to provide up to date information in certain 2011 model year Ford vehicles. These navigation solutions represent our first significant activities in the automotive market and we may not be successful at achieving manufacturer and end customer acceptance of these navigation solutions. Although we have established a relationship with Ford, Ford may not select to include our solutions in future vehicles and we may not be successful in attracting and retaining other automotive suppliers and manufacturers. As we expand into the automotive navigation market, we will be competing with established automotive OEMs and providers of in-dash navigation services such as Garmin, TomTom, and NNG (Nav N Go). Certain of the in-dash solutions that we offer may not satisfy automotive manufacturers’ or end customers’ expectations for those solutions. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing fees outside of the traditional in-dash navigation service model. As we do not have experience in the in-dash navigation market, we may not price our in-dash solutions in such a way that is profitable for us and enables us to recoup the development expenses we incurred to provide in-dash solutions in the time we expect or at all. If we fail to achieve profitability in our in-dash services market, we may be unable to achieve the benefits of revenue diversification. We will also be dependent on our automotive manufacturer or OEM partner to report on vehicles sold and to remit fees due at the time of sale. If our automotive manufacturer or OEM partners do not report promptly or correctly, our revenue, cost of revenue and net income may be negatively affected.

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

We have substantially expanded our overall business, end user base, headcount and operations in recent periods. We increased our total number of full time employees from 332 at June 30, 2007 to 997 at March 31, 2011. During this same period, we made substantial investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in China. For example, we added 146 new employees in China during fiscal 2010. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. In addition, due to the large number of employees located outside of the United States, we have exposure to changes in foreign currency rates which could result in higher labor and related operating costs.

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

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free included in a wireless carrier partner’s bundled offerings;

•	changes made to an existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	loss of subscribers by our wireless carrier partners or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our wireless carrier partners and automotive suppliers and manufacturers;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of new mobile phone introductions by our wireless carrier partners;

•	the loss of our relationship with any particular wireless carrier partner;

•	the timing and success of wireless carrier partners’ marketing expenditures;

•	the seasonality of new vehicle model introductions and consumer buying patterns;

•	the extent of any interruption in our services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•	general economic, industry and market conditions that impact expenditures for smartphones and LBS in the United States and other countries where we sell our services and products;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	changes in our effective tax rates; and

•	the impact of new accounting pronouncements.

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

Our lengthy sales cycle makes it difficult for us to predict when we will generate revenue from new partners.

We have a lengthy and complex sales process. The integration and testing of our LBS platform with a prospective wireless carrier requires substantial time and expense before launching our LBS with that wireless carrier. In new geographic markets, our sales cycles are typically longer and may involve more challenges such as language or government regulation/compliance requirements. Even after a wireless carrier decides to launch our LBS, the integration of our LBS platform with a wireless carrier’s network and billing systems generally requires several months to complete. Moreover, launch of our LBS by a wireless carrier typically will be timed to coincide with a new mobile phone launch, over which we have no control. In addition, being selected to participate and designed in to new vehicle models is a lengthy and time consuming process and we may not be included for factors beyond our control if we are participating in the vehicle with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our LBS platform until the time we generate revenue from such wireless carrier, OEM or automotive suppliers and manufacturers. These delays may make it difficult to predict when we will generate revenue from new partners.

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

As of March 31, 2011, we had international operations in China, the United Kingdom and Brazil. Our experience with wireless carriers outside the United States is limited. Although we have entered into agreements with 14 wireless carriers to provide our LBS in 29 countries and in absolute dollars our revenue from international operations increased in each of the periods presented, our revenue from the United States constituted 96% and 97% of our total revenue for the nine months ended March 31, 2011 and 2010. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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

We have not made any acquisitions to date. In the future, we may make acquisitions to improve our LBS offerings or expand to new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Any mergers and acquisitions we may pursue would involve numerous risks, including the following:

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

In addition, if two or more of our competitors or wireless carrier partners were to merge or partner, the change in the competitive landscape could adversely affect our ability to compete effectively. We have agreements with both AT&T and T-Mobile, and if the proposed acquisition by AT&T of T-Mobile is completed, our arrangements with AT&T and/or T-Mobile may be adversely affected. Our competitors may also establish or strengthen cooperative relationships with their wireless carrier partners, sales channel partners or other parties with whom we have strategic relationships, thereby limiting our ability to promote our LBS. These events could reduce our revenue and adversely affect our operating results.

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

We have received, and may in the future receive, claims from third parties asserting infringement and other related claims. As of the date of this Quarterly Report on Form 10-Q, we were named as a defendant in four cases alleging that our services infringe other parties’ patents, as well as other matters. See Part II, Item 1, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our wireless carrier partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us or our wireless carrier partners. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

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

Our agreements with our wireless carrier partners and automotive suppliers and manufacturers include indemnification provisions. We agree to indemnify them for losses suffered or incurred in connection with our LBS or navigation products, including as a result of intellectual property infringement, damages caused by defects and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally substantial and may be unlimited. In addition, some of these agreements permit our indemnitees to terminate their agreements with us if they determine that the use of our LBS or navigation products infringes third party intellectual property.

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

We may in the future agree to defend and indemnify our wireless carrier partners or automotive suppliers and manufacturers in connection with the pending notifications or future demands, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our wireless carrier partners’ or automotive suppliers’ and manufacturers’ indemnity demands, which may lead to disputes with our wireless carrier partners or automotive suppliers and manufacturers and may negatively impact our relationships with them or result in litigation against us. Our wireless carrier partners or automotive suppliers and manufacturers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. Our agreements with Sprint and AT&T may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or services infringed upon a third party’s rights. If, as a result of indemnity demands, we make substantial payments, our relationships with our wireless carrier partners are negatively impacted or if any of our wireless carrier agreements is terminated, our business, operating results and financial condition could be materially adversely affected. See the section entitled “Legal Proceedings.”

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

If our LBS or products contain defects, there are errors in the maps supplied by third party map providers or if our end users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. We maintain limited insurance against accident related risks involving our products. However, we cannot assure you that this insurance would be sufficient to cover the cost of damages to others or will continue to be available at commercially reasonable rates. In addition, we may be named as a defendant in litigation by consumers individually or on behalf of a class if their handsets or automobiles suffer problems from software downloads from our wireless carrier partners or automotive supplier and manufacturer partners. If we are unable to obtain indemnification from our partner for any damages or legal fees we may incur in connection with such complaints, our financial position may be impacted. In addition, insurance coverage generally will not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover an award, our business, financial condition and results of operations could be adversely affected.

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

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for fiscal 2011. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our auditors will also have to issue an opinion on the effectiveness of our internal control over financial reporting.

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

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering, alleging violations of Sections 11 and 15 of the Securities Act. On November 1, 2010, David Smith and his attorneys filed a motion for appointment as lead plaintiff and lead counsel, which we did not oppose. On February 3, 2011, the Court granted plaintiff’s motion for appointment as lead plaintiff and selection of Robbins Geller Rudman & Dowd as lead counsel. On March 21, 2011, plaintiff filed an amended complaint. The amended complaint purports to be brought on behalf of all persons who acquired shares of our common stock pursuant to our May 13, 2010 initial public offering. The amended complaint alleges that we, certain of our officers and directors, and certain of our underwriters for the initial public offering violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. Specifically, the amended complaint alleges that we failed to disclose in our May 13, 2010 Registration Statement and Prospectus that we would soon be renegotiating our current contract with Sprint, our largest customer, which would result in our revenue being reduced. The amended complaint seeks class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We deny the plaintiff’s allegations and believe that our defenses to this action have merit. We intend to vigorously defend against this action and filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011, which will be heard by the Court on August 12, 2011. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this amended complaint on our financial condition, results of operations or cash flows.

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

Our common stock was sold in our initial public offering at $8.00 per share. Although our common stock traded at prices as high as $15.14 per share, it has also traded at prices as low as $4.65 and has tended to have significant downward and upward price movements in a relative short time period. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 63.0% of our common stock outstanding as of March 31, 2011. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2011	—	$—	—	$17,689,612
February 1 – February 28, 2011	351,742	$10.93	351,742	$13,846,175
March 1 – March 31, 2011	322,500	$11.10	322,500	$10,265,741

Total	674,242	$11.01	674,242	$10,265,741

(1)	The purchases of our shares of common stock by us are made pursuant to a stock repurchase plan announced by us on November 15, 2010. Our board of directors authorized us to purchase shares of our common stock up to an aggregate of $20.0 million. This stock repurchase plan will expire on November 15, 2011.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14.8	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TELENAV, INC.

Dated: May 10, 2011	By:	/S/ H.P. JIN
H.P. Jin
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2011	By:	/S/ DOUGLAS MILLER
Douglas Miller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14.8	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.