Form 10-K
period 2011-06-30
TeleNav, Inc.
filed 2011-09-09
CIK 1474439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $121 million (based on a closing sale price of $7.28 per share as reported for the NASDAQ Global Market on December 31, 2010). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of August 31, 2011 was 41,265,865.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

TeleNav, Inc.

Fiscal Year 2011

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

We file or furnish periodic reports, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, our proxy statements and other information with the Securities and Exchange Commission, or the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by sending an electronic message to the SEC at publicinfo@sec.gov. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically. Our reports, proxy statements and other information are also made available, free of charge, on our investor relations website at http://investor.telenav.com/financials.cfm as soon as reasonably practicable after we electronically file such information with the SEC. The information posted on our website is not incorporated into this Form 10-K.

In this Form 10-K, “we,” “us” and “our” refer to TeleNav, Inc. and its subsidiaries.

The names “TeleNav®, ” “TeleNav GPS Navigator™”, “GPS Navigator™”, “TeleNav Track™”, “TeleNav Vehicle Tracker™”, “TeleNav Asset Tracker™”, “TeleNav Shotgun™”, “TeleNav Vehicle Manager™”, “ONMYWAY®”, “OMW™”, “Sipity™”, “Always Find Your Way™”, “Whereboutz®”, “Smart Planner™”, “My Mileage™”, “TeleNav Navigator™”, “Evie™”, “Jungle™”, “MyTies™” and “TeleNav LocalAdvantage™” and our logo are our trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

ii

PART I

ITEM 1.	BUSINESS

Overview

Our mission is to help people be more productive, be less stressed, and have more fun when they’re on the go. Our personalized navigation services “get you and get you there” and help on-the-go people make daily decisions about “where to go, how to get there, what to do, and even when to go”—and we make it possible across mobile devices, mobile applications, wireless carriers, automobiles, and enterprises, both domestically and abroad. In the three months ended June 30, 2011, we had a monthly average of 24.6 million paying end users.

As a leading provider of personalized navigation and location based services, or LBS, we are well-positioned to capitalize on growing market opportunities to reach new customers and serve more people in more places with features such as location based search and voice-guided navigation. By using the most integral tools of the daily lives of people on the go, their mobile phones and vehicles, people can access our personalized navigation and location based services almost anytime and anywhere to help them quickly decide where to go, how to get there, what to do, and even when to go—in both personal and professional settings.

Consumers, wireless carriers, enterprises and automobile manufacturers and original equipment manufacturers, or OEMs, are our customers. We generate revenue from recurring service subscriptions, software licenses, premium services and mobile advertising and commerce. End users with recurring subscriptions for our services are generally billed for our services through their wireless carrier. Our wireless carrier customers pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, or (3) a revenue sharing arrangement that may include a minimum fee per end user, (4) based on usage or other basis. We also derive revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications, as well as through premium services and mobile commerce sold to consumers and mobile advertising sold to advertisers and advertising agencies.

Through our hosted service delivery model, we provide our solutions to end users and customers through the networks of leading wireless carriers in the United States, including AT&T Mobility LLC, or AT&T, Sprint Nextel Corporation, or Sprint, T-Mobile USA, Inc., or T-Mobile, and U.S. Cellular Corporation, or U.S. Cellular, as well as through certain wireless carriers in other countries. Our flexible and proprietary platform enables us to efficiently reach and retain tens of millions of end users, across more than 600 types of mobile phones, all major mobile phone operating systems and a broad range of wireless network protocols. This platform provides data and analytics to create more personalized experiences for mobile applications, location based advertising and customer lifecycle management.

Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal year ended June 30, 2009, 2010 and 2011 as fiscal 2009, fiscal 2010 and fiscal 2011, respectively. Our total revenue grew from $110.9 million in fiscal 2009 to $171.2 million in fiscal 2010 and to $210.5 million in fiscal 2011. Our net income also increased from $29.6 million in fiscal 2009 to $41.4 million in fiscal 2010 and to $42.6 million in fiscal 2011.

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

The LBS market consists of advanced mobile Internet and data applications that leverage location information to provide mobile phone users with location specific and personalized features and functions. LBS that incorporate location information include turn by turn navigation, route planning, real time traffic alerts and points of interest, or POI, searches. Beyond these navigation specific services, new mobile LBS, such as location based advertising, commerce and social networking, have emerged. Heightened consumer awareness of the scope and benefits of these services are leading to increased demand. These dynamics result, in part, from the availability of advanced GPS enabled mobile phones and wireless networks as well as wireless carriers’ strong marketing efforts as they seek to increase revenue from data-centric applications, such as LBS.

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

The LBS market offers multiple opportunities for expansion. The enhanced convenience and utility associated with LBS is driving rapid adoption and growth of the LBS market. For example, mobile navigation, the most popular LBS application today, makes it easier for consumers to find their way, including driving from one location to another. LBS are not limited to mobile phone based navigation services. LBS enable consumers to enjoy benefits of an enhanced mobile Internet experience, such as location based advertising, commerce and social networking on their mobile phones and on other mobile devices. LBS also enables consumers to enjoy an enriched navigation experience in their cars. Similarly, services such as mobile resource management, or MRM, enable enterprises to leverage the benefits of LBS to more effectively and efficiently manage their mobile resources.

In response to consumer demand for affordable and easy to use LBS, LBS providers are developing and introducing new applications that integrate location information in innovative ways. For example, a consumer can use a mobile phone almost anytime and anywhere to help them quickly decide where to go, how to get there, what to do, and even when to go. As LBS applications increasingly incorporate consumers’ locations and preferences, targeted mobile advertising and commerce will become more compelling and valuable to advertisers and marketers.

In a similar response to consumer demand, automobile manufacturers are introducing affordable navigation units as a central component of on-board entertainment and information systems. These integrated units extend beyond traditional navigation units by combining audio and voice capabilities with wireless network connectivity to deliver real time LBS, such as traffic, weather information and other connected data.

Enterprises are seeking solutions that enable them to cost effectively and efficiently manage their mobile resources, as well as their company data, communications and work flow. Historically, these solutions required the deployment of costly applications and hardware, primarily limiting the use of these solutions to large enterprises. The development and widespread availability of LBS provides enterprises of all sizes with a viable alternative, MRM. Enterprise grade LBS solutions can help increase the adoption of mobile business applications. MRM solutions give business customers visibility over their mobile assets while enabling the movement of real time information like work orders and proof of service processes.

Industry challenges

Technological advancements have led consumers to expect immediate access to the latest, most accurate information, real time responses and greater convenience at lower cost in both their personal and professional lives. At the same time, wireless carriers are facing pressure to increase revenue and increase subscriber loyalty. As a result, wireless carriers are investing heavily in wireless network infrastructure and partnering with handset OEMs, application providers and mobile operating system providers, to keep pace with end user demand and the latest technologies.

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

Challenges facing automobile manufacturers. The automobile industry is experiencing significant consumer demands resulting from the distributed internet. Current on-board navigation systems are limited to the vehicle in which they are installed and the mapping and POI data is static, requiring time, cost and effort to update. They are also considered expensive and as a result suffer from relatively low rates of adoption by consumers. Manufacturers that can enhance the in-car experience with mobile connectivity and improved infotainment capabilities are finding greater acceptance from consumers, but the delivery of these capabilities is technically challenging and not a traditional part of the auto manufacturer’s capabilities. This challenge is driving auto manufacturers to seek new partners to create differentiated in-car experiences.

Challenges facing wireless carriers. Wireless carriers are under pressure to increase revenue and enhance subscriber loyalty. Their core voice businesses are threatened by several key factors, including strong competition in a heavily penetrated market, a lack of subscriber loyalty due to phone number portability and potential competition from free voice service providers. Compounding these issues, wireless carriers are under increasing pressure to invest in infrastructure to keep pace with consumer expectations and the demand for low cost, reliable and increasingly faster network service. Additionally, some mobile phone manufacturers and mobile phone operating system providers are seeking to develop direct relationships with consumers, which could weaken the existing relationship wireless carriers share with their subscribers. For example, Google, Inc., or Google, offers free voice driven, turn by turn, mobile navigation software on Android phones, along with access to the Android Marketplace with tens of thousands of additional LBS applications, including local search, traffic information and events offerings. Nokia Corporation, or Nokia, provides a download for its latest version Nokia Maps on its smart phone products to consumers free of charge. Microsoft Corporation, or Microsoft, also provides free turn by turn navigation software on its Windows Mobile operating system. Although wireless carriers receive revenue from data networks used to provide these services, these services may cause wireless carriers to reduce the monthly fees to subscribers for these services in order to compete for advertising revenue. These dynamics are driving wireless carriers to seek innovative ways to differentiate themselves by delivering more compelling applications and services.

Our competitive strengths

We are one of the early pioneers in LBS and have a 12-year history of developing and delivering advanced mobile navigation and other LBS solutions. The breadth and depth of our technical and market expertise has enabled us to develop robust LBS, attract a large end user base and establish deep relationships with wireless carriers and other members of the LBS value chain, including mobile phone manufacturers and content, applications and technology providers.

Large and growing end user base. In the three months ended June 30, 2011, we had a monthly average of 24.6 million paying end users. Our large and growing end user base, and our experience supporting a broad range of mobile phones, mobile phone operating systems and wireless network protocols, enables us to realize economies of scale and deliver incremental value to existing and future end users and our wireless carrier and other customers, such as third party content and advertising providers. By delivering our services to millions of end users, we can leverage our product development costs and expertise more effectively and efficiently. The potential returns to third party content and advertising providers are higher across a larger end user base, which makes them more inclined to partner with us.

Strong and deep partnerships with key members of the LBS value chain. Our LBS are deployed by 14 wireless carriers in 29 countries, including leading wireless carriers in the United States. Our wireless carrier customers continue to make investments that foster our long term relationships because our LBS assist them in increasing their data average revenue per user, or ARPU, and strengthen their subscriber relationships. We work closely with our wireless carrier customers during their product development and testing cycles and undergo a comprehensive certification process. Our back-end systems are tightly integrated with those of our wireless carrier customers, which enables the seamless delivery of our services from product launch to billing. We also collaborate closely with mobile phone manufacturer and wireless carrier customers so that our services work in many countries and on a wide range of mobile phones and wireless network protocols.

We also have strong and deep relationships with key players across the LBS value chain, including application developers, map and other content providers and voice recognition platform providers. These relationships allow us to develop and deliver high quality, robust LBS to our end users.

Leveraged distribution channels to expand user base and promote distribution capability. Our hosted delivery model enables our wireless carrier customers the option to brand and market a customized version of our LBS and leverage our infrastructure, partnerships and expertise. Our offerings enhance subscriber loyalty and can increase revenue for our wireless carrier customers while helping us to drive adoption of our LBS without incurring significant sales and marketing costs. Traditionally, we have relied on the substantial resources of our wireless carrier customers for our marketing and sales efforts. We also use our wireless carrier customers’ infrastructure to assist in validation and provisioning of and to bill for our services. Our wireless carrier customers may offer our services on a standalone basis or bundled with other voice and data services. We also offer our services under our own TeleNav brand and have been increasing the use of our brand more recently. We believe whether under our own brand or the carriers brand, the provision of our services to end users results in an alignment of mutual interests with our carrier customers to attract and retain subscribers. In addition, with the continuing industry shift to more open platform distribution of applications, TeleNav’s expansion of its own brand may provide for better positioning and name recognition for capturing new end users in the future.

Our services and products

We provide a range of LBS for consumers, enterprises, automobile manufacturers and OEM customers. Our core LBS include mobile navigation for consumers and MRM for enterprises. We are also extending our core LBS to new device platforms, such as tablet devices, as well as developing new LBS for mobile phones, including location based mobile advertising, commerce and social networking.

Mobile navigation. We deliver our solutions through our location based technology, applications and service delivery platform, or SDP, which are tightly integrated with a broad range of mobile phones, mobile phone operating systems and wireless network protocols. GPS Navigator is our flagship voice guided, real time, turn by turn, mobile navigation service that helps consumers quickly decide what to do, where to go and how to get there. Accessed primarily through mobile phones, this service delivers many innovative features and functions and is available to end users both on a white label basis, such as Sprint Navigation and AT&T Navigator, and under the TeleNav brand. GPS Navigator utilizes accurate, updated information to provide end users with an enhanced mobile navigation experience.

Core functions:	Enhanced connected features:

•       voice guided, turn by turn directions with updated maps;

•       3D moving maps;

•       automatic rerouting for missed turns;

•       over 20 million searchable POIs in North America, including restaurants, hotels, ATMs, Wi-Fi hotspots and gas stations;

•       search along route; and

•       integration with contacts.

•       multi-route capability;

•       one-box search;

•       real time traffic, gas prices and weather information;

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

•       preplanned routes through our website that can be saved, downloaded to mobile phones and accessed with a one-click routing function; and

•       address sharing.

We offer our mobile navigation services to customers in a number of ways. We distribute our services through our wireless carrier partners and directly to consumers through mobile application stores and marketplaces. We provide our services for a monthly fee and more recently have begun to provide some of our services to consumers for free, the opportunities to purchase premium versions of the product. The type of distribution from free to premium is referred to by us as the “freemium” model of distribution. This ability to serve the customer advertising is also included in our free products. Success with this freemium model depends upon our ability to generate a substantial active user base and to generate revenues from advertising and conversion of users from free to premium subscription.

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

Automotive on-board and connected navigation. We have been working with certain automobile manufacturers and OEM customers to provide our mobile navigation services through on-board and connected systems. Our technology powers automotive navigation services that provide accurate, easy to use and connected LBS to drivers at a low cost. Our first automotive navigation service became available as a premium option in the 2010 Ford Focus and Taurus models sold in North America, and it continues to expand to other Ford and Lincoln vehicles today. By combining Microsoft’s SYNC and other connected technologies with our GPS technologies in these vehicles, drivers are able to utilize their car’s existing radio screen and speaker system in conjunction with their mobile phone to utilize our LBS. In addition, Ford has utilized our on-board automotive navigation product in the next generation Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, with planned availability in selected international markets thereafter.

Location based mobile advertising. In fiscal 2010, we launched mobile location based advertising services that deliver location based and time sensitive mobile advertising with features such as location specific sponsored listings, content, coupons and dining menus. We currently provide mobile search based advertising for our key wireless carrier customers, including AT&T, Sprint, T-Mobile and U.S. Cellular. We have access to over 800,000 advertisers through a network of providers and we have created unique ad units for the mobile space, including the “drive to” advertising unit. This is an ad unit for which advertisers pay when users, in response to an advertisement, click a “drive to” button that provides the user a GPS navigation session that takes them directly to the advertised location.

End user billing and support

End user billing. End users are generally billed for our services through their wireless carrier, which may offer our services on a standalone basis or bundled with other voice and data services. The wireless carriers bill subscribers monthly. We and our wireless carrier customers may offer subscribers a 30-day free trial for our service. We believe that the wireless carrier billing makes our services more appealing to consumers and enterprises as they are not required to pay a separate monthly charge to a different vendor. For a small minority of end users who purchase our LBS through our website or in application stores, we bill their credit cards directly on a monthly basis, or utilize the application store billing process.

End user support. Our wireless carrier customers generally provide first level support to their subscribers if the wireless carrier provides our services on a white label basis. We provide secondary support for issues that cannot be resolved by our wireless carrier customers. If the service is provided under the TeleNav brand, we generally provide all support to end users. For our GPS Navigator support functions, we utilize a third party customer support service provider located in the Philippines that provides live customer support 24 hours a day, seven days a week. We provide training and technical management to their employees and assist with problem resolution. We also maintain our own call center available during business hours that generally focuses on support escalations for all our services and products.

Platform and architecture

Our hosted SDP and client software enable us to deliver our end user interface as well as the features and functions of our LBS on GPS enabled mobile phones and other GPS enabled devices.

Service delivery platform. Our hosted SDP is a modular and scalable platform that enables us to bring different types of information together to respond to voice or data requests by our end users. Our SDP manages different engines, such as mapping, routing, converting addresses into geographic coordinates (known as geocoding), local searches, location specific alerts, traffic alerts, searches along the route, gas prices and weather, as well as our proprietary account authentication system and other functionalities. Our SDP communicates with our client software in mobile phones or other devices over our wireless carrier customers’ networks. Our SDP is designed to easily add capacity for our rapidly expanding end user base through the addition of individual service elements, such as application servers or database nodes. We have developed many proprietary technologies to differentiate our LBS offerings. For example, our routing engine produces fast and accurate results, our content search engine and address capture engine to provide end users with accurate and relevant results, and we provide voice activated search and address input that is customized for street names.

In addition, our SDP has the following advantages that further strengthen our position in the LBS industry:

Tight integration with many wireless carrier networks. Our SDP allows us to operate effectively with the networks of our wireless carrier customers, minimize downtime and achieve efficient server load balancing. Our SDP is integrated with our wireless carrier customers’ back-end systems, such as billing and authentication, permitting rapid end user verification and improved response times. For example, we maintain a dedicated connection from our data center to one of our wireless carrier customers’ data centers, which enables a faster, superior service.

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

Scalability to other applications and business models. Our SDP is scalable, which allows us to address rapid growth in our end user base. For example, our SDP is able to support different applications and business models such as our GPS Navigator, our wireless carrier customers’ white label navigation services, TeleNav Track, and location based mobile advertising.

Client software

Client application approach. Our client application approach is to deliver a flexible client application environment, which enables us to quickly and effectively support different mobile phones and integrate with the continually evolving feature sets they include to create a better user experience. Our client software interfaces with our SDP to access updated information and data, routing and other services without using device memory for data intensive functions such as map and POI storage. Our client software conducts core navigation functions such as GPS data noise filtering, 3D moving map generation, and user friendly audio and graphical guidance generation. Our client software also enables our user interface to capture end user requests.

Intuitive user interface. Our LBS provide one-button access to local information, an intuitive user interface and consistent features and functions regardless of the mobile phone, mobile phone operating system or wireless network protocol the end user is utilizing. For many mobile phones, we also offer customized user interfaces and features and functions based on the feature preferences of our wireless carrier customers, including the ability to obtain directions from the end user’s contact data on the mobile phone without having to retype the address.

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

Our client application development processes, which include design, porting and publication processes, allow us to extend our services effectively and efficiently to different mobile phones across multiple mobile phone operating systems, wireless network protocols, languages and countries. Our processes also allow us to tailor our services to different mobile phone operating systems and address different feature preferences of our wireless carrier customers. We work with our wireless carrier customers and mobile phone manufacturers prior to launch of new devices to ensure our end users have an easy to discover intuitive product experience.

Our back-end technologies include our geographic information system, or GIS, engines for local search, mobile voice recognition, geo alert and advanced geo data aggregation, traffic and a local advertising platform. We have developed customized voice recognition technology built upon a third party voice recognition engine to serve the specific needs of navigation services and LBS customers. We are continuing to leverage our existing back-end technologies for deployment to the automobile manufacturer and OEM solution opportunities. We are also adapting existing technology in new ways to expand the connectivity and service offerings for in-car experiences, including interaction between end users mobile devices and automobile hardware such as displays, sensors and audio systems.

We have developed a mobile search technology that focuses on information with localized relevance and accuracy to address the needs of mobile phone users and the relatively small screens of mobile phones. We have developed a proprietary GIS which provides fast route and map generation while optimizing the route based on current traffic conditions. Because our proprietary GIS uses less computing resources, these efficiencies enable us to scale our servers more economically.

We have developed an application hosting and provisioning system that we integrate with the billing systems of our wireless carrier customers. Our application hosting and provisioning system provides a range of billing options designed to maximize the attractiveness of our services to end users with different payment preferences. We believe that this system allows us to deepen our relationships with our wireless carrier customers. This system is also integrated with third party verification services to allow us to bill our end users’ credit cards if a wireless carrier customer is not involved.

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

We have entered into service agreements with Internap Network Services Corporation, CenturyLink, formerly known as Qwest Communication Corporation, RagingWire Enterprise Solutions, Inc., and Equinix, Inc., in connection with our data center facilities in Santa Clara, Sunnyvale and Sacramento, California, respectively. Pursuant to the service agreements, we have leased facility space, power, cooling and Internet connectivity for a term of one, two and three years, respectively, with an annual option to renew for additional one year terms.

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

Service level commitment. The combination of our hosting infrastructure and flexible architecture enables us to offer our wireless carrier customers at least 99.9% uptime every month, excluding designated periods of maintenance. We target achieving an even higher level of service availability. However, we have in the past and may in the future experience service outages.

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

Our current research and development efforts are focused on:

•	improving and expanding features, functionality and performance of our existing services;

•	developing applications, services and products for new mobile phones, mobile phone operating systems and emerging wireless network technologies, and developing our technology for automobiles; and

•	developing key technology and content to reduce third party costs.

Our development strategy is to identify features, services and products that are, or are expected to be, needed or desired by our end users. We also work closely with our wireless carrier customers to develop and offer service features that are attractive to their subscriber base, which are complementary to their other offered applications, and strategies to address their need to increase subscribers and revenue.

As of June 30, 2011, our research and development team consisted of 750 people, 213 of whom are located in Sunnyvale, California and 537 of whom are located in Beijing, Shanghai and Xi’an, China. We have been successful in creating cross border capabilities in the United States and China for high value engineering at lower cost. Our U.S. and China research and development operations function together on service and product development and extension of our existing services to new mobile phones. Our research and development expenses were $23.5 million, $41.6 million and $56.5 million for fiscal 2009, fiscal 2010 and fiscal 2011, respectively. We expect that the number of our research and development personnel will continue to increase over time and that the absolute dollar amount of our research and development expenses will also increase.

Marketing and sales

We rely on the extensive distribution channels of our wireless carrier customers to expand the adoption of our LBS. In addition, we sell our LBS to end users through our website and mobile phone application stores, such as Apple’s App Store. We focus the majority of our marketing efforts on supporting our wireless carrier customers’ marketing programs to promote our LBS to their subscribers through either our wireless carrier customers’ white label or our own branded version of our solution. This strategy enables us to leverage the marketing resources of our wireless carrier customers and reduce our sales and marketing costs.

Marketing. Our wireless carrier customers are our primary source of marketing to end users. They employ a variety of marketing programs to sell our LBS, including promotion in retail stores and through their sales forces, and through various media and Internet advertising. We also implement selected public relations activities to support the launch of our LBS on new devices or the release of new LBS.

We typically provide original marketing and promotion materials, as well as electronic sales tools, to the wireless carrier customers with which we work closely to drive the adoption of our LBS. We also provide a limited number of demonstration subscriptions for use by our wireless carrier customers’ sales and marketing personnel. Our wireless carrier customers generally determine the distribution channels to be used and ensure that the marketing materials are accessible to their direct and indirect sales forces, which may include third party distribution vendors. We often assist our wireless carrier customers with trade shows and other events at their request. We also provide our wireless carrier customers with access to application demonstrations and self-guided training.

In addition, we have begun to focus certain marketing efforts for our services on distribution in the Apple, Android and Blackberry application marketplaces. These efforts are focused on building our direct relationship with consumers and the TeleNav brand generally.

Sales. Our wireless carrier customers are primarily responsible for obtaining our end users through their sales and marketing efforts to their existing and potential subscribers. For example, mobile phones enabled with our LBS are sold in AT&T’s direct channels, such as retail stores, and through the AT&T website and indirect channels, such as national retail partners and indirect dealers. Certain of our wireless carrier customers offer our LBS as part of a bundle of services, such as Sprint’s Simply Everything plans. Bundling of our LBS with voice and/or data packages has led to substantial increases in the number of our new end users. At June 30, 2011, we had a sales team consisting of 30 employees that focus on selling our MRM products and services to enterprise customers in conjunction with certain of our wireless carrier customers. In connection with sales efforts directed primarily at enterprises, we work closely with representatives of our wireless carrier customers, often participating in sales calls and other aspects of the selling process. In connection with sales efforts directed at auto manufacturers, we have a sales team that focuses on targeted customers and responds to requests for proposal and related sales opportunities.

Customers

We primarily derive our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a standalone service or in a bundle with other data or voice services. We also derive revenue from Ford for the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. End users may also subscribe to our services directly from our website, but these customers represent a small minority of our end users. We currently provide our LBS to customers in North America, Asia, Europe and South America.

As of June 30, 2011, we had entered into agreements with 14 wireless carriers to provide our LBS in 29 countries. Our revenue from the United States constituted 96%, 97% and 96% of our total revenue for fiscal 2009, fiscal 2010 and fiscal 2011, respectively.

We are substantially dependent on Sprint and AT&T for our revenue. For fiscal 2009, 2010 and fiscal 2011, Sprint represented 61%, 55% and 42% of our revenue, respectively, and AT&T represented 29%, 34% and 37% of our revenue, respectively. We expect Sprint and AT&T to represent a significant portion of our revenue for the foreseeable future.

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

We employ administrative, physical and technical safeguards to prevent unauthorized collection, access, use and disclosure of our end users’ private data and to comply with applicable federal, state and local laws, rules and regulations. We do not use any end user data for direct marketing or promotions without the consent of the user and do not store any user location information that is specifically identifiable with an end user except to deliver and support our services. We are also required to comply with our wireless carrier customers’ stringent privacy policies and standards.

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

We seek to patent key concepts, components, protocols, processes and other inventions. As of August 15, 2011, we held eight U.S. patents and 16 foreign patents expiring between April 11, 2020 and February 7, 2027, and have 89 U.S. and 116 foreign patent applications pending. Of the pending 89 U.S. patent applications, 86 are nonprovisional patent applications, which are patent applications that are examined on their merits by the U.S. Patent and Trademark Office, and three are provisional patent applications, which are filed for purposes of establishing priority but cannot result in an issued U.S. patent unless they are first converted to nonprovisional patents. These patents and patent applications cover claims associated with features and functions of our LBS and the technology platform we use to provide them. We have filed, and will continue to file, patent applications in the United States and other countries where there exists a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

As of June 30, 2011, we owned the TeleNav and Whereboutz trademarks, registered with the U.S. Patent and Trademark Office. We also own the TeleNav and design logo registered trademark in the United Kingdom and European Union. We have several unregistered trademarks, including TeleNav GPS Navigator, TeleNav Track, TeleNav Vehicle Tracker, TeleNav Asset Tracker, TeleNav Vehicle Manager, ONMYWAY, OMW, Sipity, TeleNav LocalAdvantage, Always Find Your Way, Smart Planner, My Mileage, Evie, Jungle and MyTies.

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

We also enter into various types of licensing agreements to obtain access to technology or data that end users utilize in connection with our LBS. Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. Our most important agreements are with the providers of maps pursuant to which we generally pay a monthly fee per end user, a per transaction fee or a revenue sharing percentage for data provided based in each case upon a multi-tiered fee structure. We obtain map data pursuant to an agreement with Tele Atlas North America, Inc., now known as TomTom Maps, dated July 1, 2009, as amended. Our agreement with TomTom Maps has an initial term of five years (except for off-board applications sold on Apple’s App Store and selected vehicle navigation system applications) and will automatically renew for each supported application for successive one year periods thereafter, unless either party provides written notice of termination at least 90 days prior to the expiration of the then-current term for each supported application. In September 2010, we amended our agreement with TomTom Maps, effective August 1, 2010, to change the fee structure for map and POI data we use to provide our services for Sprint’s bundled offerings. Pursuant to the amended agreement, we will pay TomTom Maps a percentage of fees we collect from Sprint for basic navigation services and our gross advertising and mobile commerce revenue and a flat monthly fee per subscriber for premium navigation services. We also agreed to pay TomTom Maps certain guaranteed minimum payments for such services. The expiration of the license period for navigation services provided for Sprint’s bundled offerings has been changed from July 1, 2014 to the earlier of December 31, 2012 or termination of our agreement with Sprint with respect to the those bundled services. We also obtain map data from Navigation Technologies Corporation, or NAVTEQ, pursuant to an agreement dated December 1, 2002. Our agreement with NAVTEQ had an initial term of one year which has been extended until January 31, 2012 and will automatically renew for successive one year periods thereafter unless either party provides written notice of termination at least 180 days prior to the expiration of the then current term. Our agreements with TomTom Maps and NAVTEQ also allow a party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach. In addition, we obtain other data such as weather updates, gas prices, POI and traffic information from additional providers.

Competition

The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do.

Competitors are offering LBS navigation services that have similar functionality to ours for free. For example, Google offers free voice guided, turn by turn navigation as part of its release of Google Maps Navigation for mobile devices based on the Android 1.6 and higher operating system platform and Nokia provides a download for its latest version of Nokia Maps on its smartphones which also provides turn by turn navigation functions. Microsoft also provides a free turn by turn navigation solution with its Windows Mobile operating system. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier customers can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful.

We compete in the LBS market and our primary competitors include providers of LBS such as Google, Microsoft, Navigon AG, or Navigon, Nokia, TeleCommunication Systems, or TCS, through its acquisition of Networks in Motion, or NIM, Telmap Ltd., or Telmap, and TomTom Maps; PND providers such as Garmin Ltd., or Garmin, and TomTom Maps; integrated navigation mobile phone providers such as Garmin and Nokia; providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Mapquest, Inc., or Mapquest, Google, Microsoft and Yahoo!, Inc., or Yahoo.

We compete in the automotive navigation market with established automobile manufacturers and OEMs and providers of on-board navigation services such as Bosch, Garmin, TomTom Maps and NNG, or Nav N Go, as well as other competitors such as Google, Microsoft and TCS.

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

Employees

As of August 31, 2011, we employed 1,039 people, including 775 in research and development, 131 in sales and marketing, 58 in customer support and data center operations and 75 in a general and administrative capacity. As of that date, we had 392 employees in the United States, 639 in China, 6 in the United Kingdom and 2 in Brazil. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Executive Officers of the Registrant

The following table sets forth the names, ages (as of June 30, 2011) and positions of our executive officers:

Name	Age	Position
Dr. HP Jin	47	President, Chief Executive Officer and Chairman of the Board of Directors
Douglas Miller	53	Chief Financial Officer and Treasurer
Y.C. Chao	46	Vice President, Research and Development
Salman Dhanani	38	Vice President, Products
Loren Hillberg	53	General Counsel and Secretary
Dariusz Paczuski	45	Vice President, Marketing
Robert Rennard	66	Chief Technical Officer
Hassan Wahla	39	Vice President, Business Development and Carrier Sales

Dr. HP Jin is a cofounder of our company and has served as our president and a member of our board of directors since October 1999. Dr. Jin has also served as our chief executive officer and chairman of our board of directors from October 1999 to May 2001 and since December 2001. Prior to TeleNav, Dr. Jin served as a senior strategy consultant at the McKenna Group, a strategy consulting firm. Prior to that time, Dr. Jin was a business strategy and management consultant at McKinsey & Company, a management consulting firm. Dr. Jin was also previously a technical director at Loral Integrated Navigation Communication Satellite Systems, or LINCSS, a division of Loral Space & Communications, Inc., a GPS service and engineering company. Dr. Jin holds a B.S. and M.S. in Mechanical Engineering from Harbin Institute of Technology in China and a Ph.D. in Guidance, Navigation and Control, with a Ph.D. minor in Electrical Engineering, from Stanford University.

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

Risk related to our business

We are substantially dependent on two wireless carrier customers for a large portion of our revenue and if these wireless carrier customers were to limit or terminate our relationships with them or to offer LBS directly or from other vendors, our revenue and net income would be adversely affected.

We are substantially dependent on two wireless carrier customers for a large portion of our revenue. In fiscal 2009, 2010 and 2011, Sprint represented 61%, 55% and 42% of our revenue, respectively. Effective September 1, 2010, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2011 to December 31, 2012. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2012 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed annual fee regardless of the number of subscribers (up to specified thresholds). Sprint may terminate our agreement for any reason, beginning June 30, 2012, by providing notice at least 30 business days prior to termination. Our amended agreement with Sprint will result in declines in ARPU compared to the quarters prior to implementation of the amendment due to increasing numbers of Sprint bundle subscribers with access to our services and fixed revenue from Sprint for bundled basic navigation services. Although we are entitled to receive more revenue from enterprise LBS, mobile commerce and premium navigation services than we previously were, we may not be able to realize these benefits in the near term or at all. Our failure to renew or renegotiate this agreement on or after June 30, 2012 on favorable terms or at all, a termination of our agreement by Sprint or our failure to otherwise maintain our relationship with Sprint would substantially reduce our revenue and significantly harm our business, operating results and financial condition.

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

In fiscal 2009, 2010 and 2011, AT&T represented 29%, 34% and 37% of our total revenue, respectively. AT&T is not required to offer our LBS. As amended in January 2011, our agreement with AT&T expires in March 2013 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Furthermore, our failure to otherwise maintain our relationship with AT&T would substantially harm our business.

We operate in a highly competitive market, including competitors that offer their services for free, which could make it difficult for us to acquire and retain wireless carrier customers and end users.

The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer LBS that have at least equivalent functionality to ours for free. For example, Google offers free voice guided, turn by turn navigation as part of its Google Maps product for mobile devices based on the Android 1.6 and higher operating system platform and Nokia, provides a download for its latest version of Nokia Maps on its smartphones which also provides turn by turn navigation functions. Microsoft also provides a free turn by turn navigation solution with its Windows Mobile operating system via their Bing for Mobile application. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier customers can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful.

Our primary competitors include providers of LBS such as Google, Microsoft, Nokia, TCS, through its acquisition of NIM, Telmap and TomTom Maps; PND providers such as Garmin and TomTom Maps; integrated navigation mobile phone providers such as Garmin and Nokia; providers of Internet and mobile based maps and directions such as AOL, Mapquest, Google, Microsoft and Yahoo!; and wireless carriers and communication solutions providers developing their own LBS. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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

Our wireless carrier customers may change the pricing and other terms by which they offer our LBS, which could result in increased end user turnover, lower revenue and adverse effects on our business.

Certain of our wireless carrier customers sell unlimited data service plans, which include our LBS. As a result, end users do not have to pay a separate monthly fee to use our services. If our wireless carrier customers were to eliminate our services from their unlimited data service plans, such as the Sprint Simply Everything plans, we could lose end users as they would be required to pay a separate monthly fee to continue to use our services. In addition, we could be required to change our fee structure to retain end users, which could negatively affect our gross margins. For example, effective September 1, 2010, we amended our agreement with Sprint to, among other things, provide bundled navigation services for a fixed annual fee from Sprint regardless of the number of subscribers (up to specified thresholds), rather than the per subscriber per month fee structure we and Sprint had previously employed. We anticipate that our future revenue from Sprint and our ARPU and gross margins will be negatively affected as a result of the shift to a fixed fee model for services we provide to bundled subscribers. Our wireless carrier customers may also seek to reduce the monthly fees per subscriber that they pay us if their subscribers do not use our services as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier customers may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive our services through those plans to move to a less expensive plan that does not include our services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make our LBS less attractive and could result in current end users abandoning our LBS. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give AT&T certain most favored customer pricing on specified products and in certain markets. In certain circumstances this may require us to reduce the price per end user under the AT&T contract, which may adversely impact our revenue.

We are substantially dependent on our wireless carrier customers to market and distribute our LBS to end users and our business may be harmed if our wireless carrier customers elect not to broadly offer our services.

We rely on our wireless carrier customers to introduce, market and promote our LBS to end users. Only one of our wireless carrier customers is contractually obligated to continue to do so. If wireless carrier customers do not introduce, market and promote mobile phones that are GPS enabled and on which our client software is preloaded and do not actively market our LBS, our LBS will not achieve broader acceptance and our revenue may not grow as fast as anticipated, or may decline.

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

New entrants and the introduction of other distribution models, particularly free to premium options, in the LBS market may harm our competitive position.

The markets for development, distribution and sale of LBS are evolving rapidly. New entrants seeking to gain market share by introducing new technology and new products may make it more difficult for us to sell our LBS, and could create increased pricing pressure, reduced profit margins, increased sales and marketing expenses or the loss of market share or expected market share, any of which may significantly harm our business, operating results and financial condition.

Although historically wireless carriers controlled provisioning and access to the applications that could be used on mobile phones connected to their networks, in recent years consumers have been able to download and provision applications from individual provider websites and to select from a menu of applications through the Apple App Store, Android Marketplace, the Blackberry App World and other application aggregators. In these marketplaces there is a high premium on being noticed. In order to achieve high market rankings many vendors, including ourselves, provide free versions of products that then provide opportunities for end users to upgrade to premium versions for a charge. This distribution model may not be sustainable if the cost of providing free services is greater than the revenue opportunity associated with the premium services and any related revenue opportunity for free services, such as advertising.

In addition, other new entrants may seek to have their products preloaded on mobile devices by OEMs or offered by OEMs directly. Increased competition from providers of LBS which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded LBS, which could harm our business and revenue. In addition, these LBS may be offered for free or on a one time fee basis, which could force us to reduce monthly subscription fees, migrate to a one time fee model or offer free versions of our products that allow for upgrades to more premium versions for a fee to remain competitive. We may also lose end users or face erosion in ARPU if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services. Finally, we may not be successful at generating revenue from premium navigation services if end users believe that free services are comparable or adequate.

Our success depends on significantly increasing the number of end users that purchase our LBS from our wireless carrier customers.

Our revenue is derived almost exclusively from subscription fees that we receive from our wireless carrier customers for end users who subscribe to our services on a standalone basis or in a bundle with other services. Depending on the wireless carrier contracts, we receive revenue as (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, or (3) a revenue sharing arrangement that may include a minimum fee per end user, or (4) based on usage or other basis. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. Our near term success depends heavily on achieving significantly increased subscriber adoption of our LBS either through standalone subscriptions to our services or as part of bundles from our existing wireless carrier customers. Our success also depends on achieving widespread deployment of our LBS by attracting and retaining additional wireless carrier customers. The use of our LBS will depend on the pricing and quality of those services, subscriber demand for those services, which may vary by market, as well as the level of subscriber turnover experienced by our wireless carrier customers. If subscriber turnover increases more than we anticipate, our financial results could be adversely affected.

If our current and future wireless carrier customers do not successfully market our LBS, particularly GPS Navigator, to their customers or if we are not successful in maintaining and expanding our relationships with our wireless carrier customers, we will not be able to maintain or increase the number of end users that use our LBS and our business, operating results and financial condition will be materially adversely affected.

If our wireless carrier customers lose net subscribers, such as the losses Sprint previously experienced, or if their subscribers do not continue to purchase service plans that include our LBS and we are unable to develop relationships with other significant wireless carriers, we may lose end users and our revenue and operating results may be adversely affected.

Wireless carriers’ relationships with subscribers have been threatened by several factors, including strong competition, lack of subscriber loyalty and the development of direct relationships between mobile phone manufacturers and mobile phone operating system providers and consumers. A loss of net subscribers by one or more of our wireless carrier customers could harm our business as we rely on our wireless carrier customers to market our products. For example, one of our key wireless carrier customers, Sprint, has experienced losses in net subscribers in the past. Although Sprint has recently experienced gains in net subscribers, if these gains in subscribers are not sustained or if Sprint subscribers do not continue to purchase service plans that include our LBS, we may also lose end users and experience a decline in revenue to the extent we are unable to develop similar relationships with other significant wireless carriers which include our services in attractive bundled or other LBS offerings that generate comparable revenue. A significant decrease in the number of our end users will adversely affect our revenue and operating results.

Our ability to increase or maintain our end user base and revenue will be impaired if mobile phone manufacturers do not allow us to customize our services for their new devices.

We typically deliver our services through client software that has been customized to work with a given mobile phone’s operating system, features and form factors. Wireless carrier customers often insist that mobile phone manufacturers permit us to customize our client software for their devices in order to provide the end user with a positive experience. Wireless carriers or mobile phone manufacturers may enter into agreements with other providers of LBS for new or popular mobile phones. For this reason or others, some mobile phone manufacturers may refuse to permit us to access preproduction models of their mobile phones or the mobile phone manufacturers may offer a competing service. If mobile phone manufacturers do not permit us to customize our client software and preload it on their devices, we may have difficulty attracting end users because of poor user experiences or an inconvenient provisioning process. If we are unable to provide seamless provisioning or end users cancel their subscriptions to our services because they have poor experiences, our revenue may be harmed.

Our operating income and net income could decline as a percentage of revenue as we make further expenditures to enhance and expand our operations in order to support additional growth in our business.

As a percentage of revenue, our operating income was 38%, 40% and 33% and our net income was 27%, 24% and 20% in fiscal 2009, 2010 and 2011, respectively. Since June 30, 2008, we have made significant investments in new operating and information systems and additional data centers, hired substantial numbers of new research and development, sales and marketing and general and administrative personnel and expanded our operations outside the United States. Efforts to develop new services and products and attract new wireless carrier customers require investments in anticipation of longer term revenue. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. As a result of these factors, we believe our operating income and net income may decline as a percentage of revenue at least through fiscal 2012. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.

We are substantially dependent on revenue from our GPS Navigator service, our flagship LBS, and, if we fail to generate significant revenue from other services, our operating results may be harmed if revenue from GPS Navigator declines.

Although revenue in absolute dollars from sources other than GPS Navigator rose in all periods presented, revenue from our GPS Navigator service represented 92%, 94% and 88% of our revenue in fiscal 2009, 2010 and 2011, respectively. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier customers or the number of end users for GPS Navigator were to decline, our revenue would be substantially harmed. We have experienced a reduction of ARPU from GPS Navigator over time as our wireless carrier customers implement white label and more bundled offerings, for which we typically receive a lower monthly subscription fee or a fixed annual fee regardless of the number of end users (subject to specified thresholds) to which we provide our services. We may be unable to increase our revenue from our enterprise LBS, automotive navigation, mobile advertising and commerce and premium LBS. If we were unable to offset declining ARPU from GPS Navigator by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.

We rely on our wireless carrier customers for timely and accurate subscriber information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.

We rely on our wireless carrier customers to bill subscribers and collect monthly fees for our LBS, either directly or through third party service providers. If our wireless carrier customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the wireless carrier. In the past, we have experienced errors in wireless carrier reporting. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period and this could harm our business, operating results and financial condition.

We rely on a proprietary provisioning and reporting system to track end user activation, deactivation and usage data and any material failures in this system could harm our revenue, affect our costs and impair our ability to manage our business effectively.

Our provisioning and reporting system that authenticates end users and tracks the number of end users and their use of our services is a proprietary and customized system that we developed internally. Although we believe that the flexibility of this service to integrate tightly with wireless carriers’ reporting and provisioning systems gives us a competitive advantage, we might lose revenue and the ability to manage our business effectively if the system were to experience material failures or be unable to scale as our business grows. In addition, we may not be able to report our financial results on a timely basis if our wireless carrier customers question the accuracy of our records or we experience significant discrepancies between the data generated by our provisioning and reporting systems and data generated by the wireless carriers’ systems, or if our systems fail or we are unable to report timely and accurate information to our third party data providers. The inability to timely report our financial results would impair the quality of our financial reporting and could result in the delisting of our common stock.

Our profitability may decline as we expand into other service and product areas and we may be unable to recoup our investments.

We receive a substantial majority of our revenue from monthly subscription fees paid by wireless carrier customers who bill their subscribers for our services on a standalone or bundled basis. As we expand our LBS offerings to enable end users to purchase our services from application stores outside of wireless carriers’ sales platforms, we may have to adapt our revenue model to a one time fee for services. In addition, as we expand into the automotive navigation market, mobile advertising and commerce and premium LBS or other markets for LBS, we may be required to adopt pricing models other than monthly subscription fees and may incur cost of revenue substantially different than that which we have experienced historically due in part to third party content costs. These different pricing models and increased costs of revenue may result in declines in our gross margins.

We have limited experience in selling our services and products outside of the wireless carrier application platform. As we expand into new service and product areas, such as automotive navigation systems, we may not be able to compete effectively with existing market participants and may not be able to realize a positive return on the investment we have made in these products or services. If our introduction of a new product or service is not successful or we are not able to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.

Our automotive navigation products are an important part of our effort to expand outside of mobile device navigation to other platforms and we may not be successful in our efforts to attract and retain automobile manufacturers and OEMs, implement high quality products or achieve end customer acceptance of our services and fee model.

We began to offer our first automotive off-board navigation service as an option to certain 2010 model year Ford vehicles in certain 2011 model year Ford vehicles. These navigation solutions represent our first significant activities in the automotive market and we may not be successful at achieving manufacturer and end customer acceptance of these navigation solutions.

As we expand into the automotive navigation market, we will be competing with established automotive OEMs and providers of on-board navigation services such as Bosch, Garmin, TomTom Maps and NNG, or

Nav N Go, as well as other competitors such as Google, Microsoft and TCS. Certain of the on-board solutions that we offer may not satisfy automotive manufacturers’ or end customers’ expectations for those solutions. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing fees outside of the traditional on-board navigation service model.

As we have limited experience in the on-board navigation market, we also may not price our solutions in such a way that is profitable for us and enables us to recoup the development expenses we incurred to provide such solutions in the time we expect or at all. Development schedules for automotive navigation products are difficult to predict, and there can be no assurance that we will achieve timely delivery of these products to our customers. Furthermore, we are actively pursuing and have yet to be successful with connected automotive navigation solutions, but believe this will be an important market. If we fail to achieve profitability in any of our automotive navigation solutions (whether on-board, connected or other), we may be unable to achieve the benefits of revenue diversification.

We will also be dependent on our automobile manufacturer or OEM customer to report on vehicles sold and to remit fees due at the time of sale. If our automobile manufacturer or OEM customers do not report promptly or correctly, our revenue, cost of revenue and net income may be affected.

The success of our automotive navigation products may be affected by overall automotive industry dynamics and customer issues.

Our ability to succeed long term in the automotive industry depends on our ability to enter into contracts for future year vehicles with our current automobile manufacturers in addition to broadening out to other automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships such as Ford, our success depends on continued production of vehicles with and adoption by automobile buyers of our products offered by such automobile manufacturers. As we move forward, Ford may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products.

We may also not be successful in attracting and retaining other automobile manufacturers and OEMs due to intense competitive pressures affecting vehicle sales on a global basis, the economic restructuring among certain domestic automobile manufacturers and OEMs and severe financial-related shocks upon the automotive markets and supply chain.

If our end users increase their usage of our services, our net operating income may decline because the fees we receive from our wireless carrier customers generally do not depend on usage.

With limited exceptions, our wireless carrier customers pay us fees that do not vary depending on whether or how often an end user uses our services. Historically, end users using certain mobile phones or under certain service plans tended to use our services more than other end users. We budget and operate our services by making certain assumptions about usage patterns. If our end users were to further increase their usage of our services substantially or were to be permitted to use basic versions of our service for a fee, we would incur additional expenses to expand our server capacity, operate additional data centers and pay additional third party content fees. These additional costs would harm our operating results and financial condition.

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

Development and delivery schedules for LBS are difficult to predict. We have in the past and may in the future fail to deliver new versions of our services in a timely fashion. If new releases of our LBS are delayed or our services are not preloaded on mobile phones upon their initial commercial release, our wireless carrier customers may curtail their efforts to market and promote our LBS and end users may switch to competing services, any of which would result in a delay or loss of revenue and could harm our business. In addition, we cannot assure you that the technologies and related LBS that we develop will be brought to market by our wireless carrier customers as quickly as anticipated or that they will achieve broad acceptance among wireless carriers or consumers.

We rely on third party data and content to provide our services and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide our services would be harmed.

We rely on third party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of LBS or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third party data and content increases substantially.

We obtain map data from TomTom Maps and NAVTEQ, which are companies owned by our current and potential competitors TomTom Maps and Nokia, respectively. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map data to us.

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

We have substantially expanded our overall business, end user base, headcount and operations in recent periods. We increased our total number of full time employees from 438 at June 30, 2008 to 1,011 at June 30, 2011. During this same period, we made substantial investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in China. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. In addition, due to the large number of employees located outside of the United States, we have exposure to changes in foreign currency rates which could result in higher labor and related operating costs.

Network failures, disruptions or capacity constraints in our third party data center facilities or in our servers could affect the performance of our LBS and harm our reputation and our revenue.

Our LBS are provided through a combination of our servers, which we house at third party data centers, the public Internet and the private and wireless networks of our wireless carrier customers. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the San Francisco Bay Area. We have recently added third party data center facilities in the Sacramento, California area to provide for disaster recovery and, which we expect, in the long term, to accommodate the anticipated growth of our LBS. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete and open additional data centers, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier customers, increases in the number of our end users or increases in data traffic.

Our data centers are potentially vulnerable to damage or interruption from a variety of sources, including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. We have not yet completed a comprehensive business continuity plan and there can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we experienced damage or interruptions to our data centers in the San Francisco Bay Area, or were unable to commence recovery operations in our new data center in Sacramento, California, our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.

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

Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•

changes in the pricing of our services or products or those of our competitors and changes in the pricing and content of bundled LBS offerings of our wireless carrier customers, such as the revenue model changes resulting from our recent contract amendment with Sprint;

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free included in a wireless carrier customer’s bundled offerings;

•	changes made to an existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our wireless carrier customers and automobile manufacturers and OEMs;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of new mobile phone introductions by our wireless carrier customers;

•	the loss of our relationship with any particular wireless carrier customer;

•	the timing and success of wireless carrier customers’ marketing expenditures;

•	the seasonality of new vehicle model introductions and consumer buying patterns;

•	the extent of any interruption in our services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•	general economic, industry and market conditions that impact expenditures for smartphones and LBS in the United States and other countries where we sell our services and products;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	changes in our effective tax rates; and

•	the impact of new accounting pronouncements.

Fluctuations in our quarterly operating results might lead analysts to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action lawsuits or other unanticipated issues.

If a substantial number of end users change mobile phones or if our wireless carrier customers switch to subscription plans that require active monthly renewal by end users, our revenue could suffer.

Subscription fees represent the vast majority of our revenue. As mobile phone development continues and new mobile phones are offered at subsidized rates to subscribers in connection with plan renewals, an increasing percentage of end users who already subscribe to our services will likely upgrade from their existing mobile phones. With some wireless carriers, subscribers are unable to automatically transfer their existing subscriptions from one mobile phone to another, or may choose to discontinue our services if their new device has an alternative application pre-installed.

In addition, wireless carriers may switch to subscription billing systems that require subscribers to actively renew, or opt-in, each month from current systems that passively renew unless subscribers take some action to opt-out of their subscriptions. In either case, unless we or our wireless carrier customers are able to resell subscriptions to these subscribers or replace these subscribers with other subscribers, our revenue would suffer and this could harm our business, operating results and financial condition.

If we are unable to attract new wireless carrier customers, our revenue growth may be adversely affected and our net income could decline.

If we do not add new wireless carrier customers and increase the number of end users who receive our services through those new wireless carrier customers, we may not be able to increase our revenue in the longer term. Our sales and marketing efforts may not be successful in establishing relationships with new wireless carrier customers. We will not be successful in expanding into new geographic markets without developing relationships with successful wireless carriers in those markets. We expect to incur significant additional expenses in hiring additional personnel and expanding our international operations in order to attract new wireless carrier customers in different geographic markets to achieve revenue growth. If we fail to attract new successful wireless carrier customers and their subscribers or our new service introductions are not successful, we may be unable to increase our revenue and our operating results may be adversely affected.

Our lengthy sales cycle makes it difficult for us to predict when we will generate revenue from wireless carrier and automobile manufacturer and OEM customers.

We have a lengthy and complex sales process. The integration and testing of our LBS platform with a prospective wireless carrier requires substantial time and expense before launching our LBS with that wireless carrier. In new geographic markets, our sales cycles are typically longer and may involve more challenges such as language or government regulation/compliance requirements. Even after a wireless carrier decides to launch our LBS, the integration of our LBS platform with a wireless carrier’s network and billing systems generally requires several months to complete. Moreover, launch of our LBS by a wireless carrier typically may be timed to coincide with a new mobile phone launch, over which we have no control. In addition, being selected to participate and designed into new vehicle models is a lengthy and time consuming process and our LBS platform may not be included for factors beyond our control if we are participating in the vehicle with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our LBS platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturers. These delays may make it difficult to predict when we will generate revenue from new customers.

The failure of mobile phone providers selected by our wireless carrier customers to keep pace with technological and market developments in mobile phone design and the rapid transition in the industry from feature phones to smartphones may negatively affect the demand for our LBS.

Wireless carriers select various mobile phones to run on their wireless networks. Our future success will depend on these mobile phone providers’ ability to design and manufacture mobile phones that meet the demands of wireless carriers and their subscribers. In order to continue their relationships with the wireless carriers, these mobile phone providers will have to continue to invest in developing mobile phones that are compatible with the advanced network technology that wireless carriers are deploying to increase network capacity and speed. If our wireless carrier customers fail to select mobile phone providers whose products have superior GPS capabilities or fail to adopt other advanced technologies, our ability to sell our LBS may suffer. If we do not extend our client software to these devices in a timely and efficient manner before the initial commercial launch of the mobile phone, our adoption rates will suffer. In addition, if our wireless carrier customers select mobile phones that are incompatible with our LBS client software, we will incur additional time and expenses to extend our services to those devices, which may cause us to incur unanticipated operating expenses and miss product launch windows. Because of short product life cycles in the wireless communications industry, if we fail to integrate our software on a mobile phone prior to its commercial launch or if it is preloaded with another provider’s LBS, we may lose a substantial opportunity to gain end users who purchase that device and our revenue may suffer.

The rapid transition occurring in the market for mobile phones from feature phones to smartphones creates opportunities for competitors to enter the market for our LBS services with wireless carriers that traditionally provided a single option for their platform. This shift in consumer hardware choice may result in more competitors targeting the smartphone opportunities at lower prices without having to cooperate with the wireless carrier. We traditionally benefited in our relationship with wireless carriers through their distribution of our application for their devices as the pre-loaded option for end users. As end users become accustomed to searching out their own applications generally they may also seek out more alternatives for their LBS application.

Successful sales of our LBS depend on our wireless carrier customers keeping pace with changing consumer preferences for mobile phones and our ability to appeal to smartphone users with more application options. If our wireless carrier customers do not select mobile phones with the design attributes attractive to consumers, such as thin form factors, high resolution screens and desired functionality, customers may select wireless carriers with whom we do not have a relationship and subscriptions for our LBS may decline and, consequently, our business may be harmed.

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

As of June 30, 2011, we had international operations in China, the United Kingdom and Brazil. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Although we have entered into agreements with 14 wireless carriers to provide our LBS in 29 countries and in absolute dollars our revenue from international operations increased in each of the periods presented, our revenue from the United States comprised 96%, 97% and 96% of our total revenue for fiscal 2009, 2010 and 2011, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on foreign wireless carriers with different pricing models;

•	roaming charges to end users;

•	availability of reliable 2G, 3G and 4G mobile networks in those countries;

•	requirements that we comply with local telecommunication regulations in those countries;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability in some jurisdictions;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

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

Our success and future growth depend on the skills, working relationships and continued services of our management team and in particular, our founders, Y.C. Chao, HP Jin and Robert Rennard. Our future performance will depend on our ability to continue to retain our senior management.

Our future success also will depend on our ability to attract, retain and motivate highly skilled personnel in the United States and internationally. All of our employees work for us on an at will basis. Competition for highly skilled personnel is intense, particularly in the software industry and for persons with experience with GPS and LBS. The high degree of competition for personnel we experience has resulted in and may also continue to result in the incurrence of significantly higher compensation costs to attract, hire and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, hiring and retaining highly skilled employees with appropriate qualifications. In addition, existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. Our inability to attract and retain the necessary personnel could adversely affect our business and future growth prospects.

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

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	our inability to retain key personnel of the acquired company;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and customers of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies.

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

Circumstances may arise that require us to make unanticipated capital expenditures, including:

•	the implementation of our equipment at new data centers and expansion of our operations at data centers;

•	the replacement of outdated or failing equipment; and

•	the acquisition of key technologies to support or expand our LBS.

We rely on network infrastructures provided by our wireless carrier customers and mobile phones for the delivery of our LBS to end users.

We generally provide our services from our own servers, which require close integration with the wireless carriers’ networks. We may be unable to provide high quality services if the wireless carriers’ networks perform poorly or experience delayed response times. Our future success will depend on the availability and quality of our wireless carrier customers’ networks in the United States and abroad to run our LBS. This includes deployment and maintenance of reliable 2G, 3G and 4G networks with the speed, data capacity and security necessary to provide reliable wireless communications services. We do not establish or maintain these wireless networks and have no control over interruptions or failures in the deployment and maintenance by wireless carrier customers of their network infrastructure. In addition, these wireless network infrastructures may be unable to support the demands placed on them if the number of subscribers increases, or if existing or future subscribers increase their use of limited bandwidth. Market acceptance of our LBS will depend in part on the quality of these wireless networks and the ability of our wireless carrier customers to effectively manage their subscribers’ expectations.

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

We cannot control the quality standards of our wireless carrier customers, their mobile phone providers and other technology customers. We cannot guarantee that the mobile phones are free from errors or defects. If errors or defects occur in mobile phones or services offered by our wireless carrier customers, it could result in consumers terminating our services, damage to our reputation, increased customer service and support costs, warranty claims, lost revenue and diverted development resources, any of which could adversely affect our business, results of operations and financial condition.

Mergers, consolidations or other strategic transactions in the wireless communications industry could weaken our competitive position, reduce the number of our wireless carrier customers and adversely affect our business.

The wireless communications industry continues to experience consolidation and an increased formation of alliances among wireless carriers and between wireless carriers and other entities. Should one of our wireless carrier customers consolidate or enter into an alliance with another carrier, this could have a material adverse impact on our business. For example, our wireless carrier customer Alltel was acquired by Verizon in early 2009. Although we had an agreement with Alltel to be the exclusive white label provider of navigation services, Verizon elected to discontinue selling mobile phones preloaded with our LBS. We have experienced a decline in our revenue from the combined entity as a result of this decision, and expect this decline to continue. Such a consolidation or alliance may cause us to lose a wireless carrier customer or require us to reduce prices as a result of enhanced customer leverage, which would have a negative effect on our business. We may not be able to expand our base of wireless carrier customers to offset revenue declines if we lose a wireless carrier customer or if the number of end users for our services declines.

In addition, if two or more of our competitors or wireless carrier customers were to merge or partner, the change in the competitive landscape could adversely affect our ability to compete effectively. We have agreements with both AT&T and T-Mobile, and if the proposed acquisition by AT&T of T-Mobile is completed, our arrangements with AT&T and/or T-Mobile may be adversely affected. Our competitors may also establish or strengthen cooperative relationships with their wireless carrier customers, sales channel partners or other parties with whom we have strategic relationships, thereby limiting our ability to promote our LBS. These events could reduce our revenue and adversely affect our operating results.

Reduced expenditures for mobile phones or wireless services due to adverse or uncertain economic conditions may negatively affect our business and results of operations.

Recent adverse economic conditions and future uncertainties may directly affect the marketing and distribution of mobile phones and our LBS by our wireless carrier customers. As current and future conditions in the domestic and global economies remain uncertain, it is difficult to estimate the level of economic growth, which may cause some wireless carriers to emphasize marketing basic voice services rather than data services, such as LBS. In addition, subscribers may try to reduce their monthly expenses by reducing spending on discretionary wireless services, such as ours. Accordingly, the future direction of the overall domestic and global economies will have an impact on our overall performance. Economic conditions are beyond our control. If these economic conditions worsen or fail to improve, we may experience reduced demand for and pricing pressure on our LBS, which could harm our operating results.

Changes in business direction and market conditions could lead to charges related to structural reorganization and discontinuation of certain products or services, which may adversely affect our financial results.

In response to changing market conditions and the desire to focus on new and more potentially attractive opportunities, we may be required to strategically realign our resources and consider restructuring, eliminating, or otherwise exiting certain business activities. Any decision to reduce investment in or dispose of or otherwise exit business activities may result in the recording of special charges, such as workforce reduction and excessive facility space costs.

Risks related to our intellectual property and regulation

We operate in an industry with extensive intellectual property litigation. Claims of infringement against us or our wireless carrier customers may cause our business, operating results and financial condition to suffer.

Our commercial success depends in part upon us and our customers not infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures. We operate in an industry with extensive intellectual property litigation and it is not uncommon for our wireless carrier customers and competitors to be involved in infringement lawsuits by or against third parties. Many industry participants that own, or claim to own, intellectual property aggressively assert their rights, and our wireless carrier customers, which we agree in certain circumstances to indemnify for intellectual property infringement claims related to our services, are often targets of such assertions. We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.

We have received, and may in the future receive, claims from third parties asserting infringement and other related claims. As of the date of this Annual Report on Form 10-K, we were named as a defendant in certain cases alleging that our services infringe other parties’ patents, as well as other matters. See Part I, Item 3, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our wireless carrier customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us or our wireless carrier customers. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

•	adversely affect our relationships with our current or future wireless carrier customers;

•	cause delays or stoppages in the shipment of TeleNav enabled mobile phones, or cause us to modify or suspend the provision of our LBS;

•	cause us to incur significant expenses in defending claims brought against our wireless carrier customers or us;

•	divert management’s attention and resources;

•	subject us to significant damages or settlements;

•	require us to enter into settlements, royalty or licensing agreements on unfavorable terms; or

•	require us to cease certain activities.

In addition to liability for monetary damages against us or, in certain circumstances, our wireless carrier customers, we may be prohibited from developing, commercializing or continuing to provide certain of our LBS unless we obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms, or at all. If we do not obtain such licenses, our business, operating results and financial condition could be materially adversely affected and we could, for example, be required to cease offering our LBS or be required to materially alter our LBS, which could involve substantial costs and time to develop.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by defective software and other losses.

Our agreements with our wireless carrier and automobile manufacturer and OEM customers include indemnification provisions. We agree to indemnify them for losses suffered or incurred in connection with our LBS or navigation products, including as a result of intellectual property infringement, damages caused by defects and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally substantial and may be unlimited. In addition, some of these agreements permit our indemnitees to terminate their agreements with us if they determine that the use of our LBS or navigation products infringes third party intellectual property.

We have received, and expect to receive in the future, demands for indemnification under these agreements. These demands can be very expensive to settle or defend, and we have in the past incurred substantial legal fees in connection with certain of these indemnity demands. For example, we have been notified by several wireless carriers that they have been named as defendants in certain patent infringement cases for which they may seek indemnification from us. See the section entitled “Legal Proceedings.” These indemnity demands relate to pending litigation and remain outstanding and unresolved as of the date of this Form 10-K. Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to the current or future notifications, could materially harm our business, operating results and financial condition.

We may in the future agree to defend and indemnify our wireless carrier or automobile manufacturer and OEM customers in connection with the pending notifications or future demands, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our wireless carrier customers’ or automotive suppliers’ and manufacturers’ indemnity demands, which may lead to disputes with our wireless carrier or automobile manufacturer and OEM customers and may negatively impact our relationships with them or result in litigation against us. Our wireless carrier or automobile manufacturer and OEM customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. Our agreements with Sprint and AT&T may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or services infringed upon a third party’s rights. If, as a result of indemnity demands, we make substantial payments, our relationships with our wireless carrier customers are negatively impacted or if any of our wireless carrier agreements is terminated, our business, operating results and financial condition could be materially adversely affected. See the section entitled “Legal Proceedings.”

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

Changes in government regulation of the wireless communications industry and the automobile industry may adversely affect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry or further regulate the automobile industry, including laws and regulations regarding lawful interception of personal data, use of mobile phones or navigation services within autos or the control of such use, privacy, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may lessen the growth of wireless communications or automobile industry services and make operation more costly, and may materially reduce our ability to increase or maintain sales of our LBS.

We may become subject to significant product liability costs.

If our LBS or products contain defects, there are errors in the maps supplied by third party map providers or if our end users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. We maintain limited insurance against accident related risks involving our products. However, we cannot assure you that this insurance would be sufficient to cover the cost of damages to others or will continue to be available at commercially reasonable rates. In addition, we may be named as a defendant in litigation by consumers individually or on behalf of a class if their handsets or automobiles suffer problems from software downloads from our wireless carrier customers or automobile manufacturer and OEM customers. If we are unable to obtain indemnification from our customer for any damages or legal fees we may incur in connection with such complaints, our financial position may be adversely impacted. In addition, insurance coverage generally will not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover an award, our business, financial condition and results of operations could be adversely affected.

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

Legislation may also be adopted in various jurisdictions that prohibits use of personal information and search histories to target end users with tailored advertising, or provide advertising at all. Although our advertising revenue to date is not significant, we anticipate we will continue to grow advertising revenue in the future to improve ARPU in certain markets.

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

The Sarbanes-Oxley Act requires that we test our internal controls over financial reporting and disclosure controls and procedures. In particular, for the fiscal year ended June 30, 2011, we performed system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market’s Global Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

We have in the past been subject to securities class action litigation and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering or IPO, alleging violations of Sections 11 and 15 of the Securities Act. A hearing to approve settlement of the case will be held in November 2011. The settlement will include a payment of $3.8 million to resolve all claims as to all defendants to the litigation. The entire settlement amount will be paid by our insurance carrier. We do not anticipate any liability as a result of this matter.

In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

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

We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. If our stock were to trade at prices below $5.00 per share in the future as a result of an announcement, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.

Our stock price has fluctuated and declined significantly since our IPO in May 2010, and may continue to fluctuate or decline in the future.

Our common stock was sold in our IPO at $8.00 per share. Although our common stock traded at prices as high as $22.07 per share, it has also traded at prices as low as $4.65 and has tended to have significant downward and upward price movements in a relative short time period. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 65.1% of our common stock outstanding as of June 30, 2011. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our corporate headquarters are located at 1130 Kifer Road, Sunnyvale, California in an office consisting of approximately 46,500 square feet pursuant to a lease that expires in January 2012. We sublease additional office space in Sunnyvale, California of approximately 23,000 square feet pursuant to a sublease that expires in December 2011. In June 2011, we entered into an agreement to lease approximately 175,000 square feet of office and research and development space for our corporate headquarters in Sunnyvale, California, for an eight year period expected to begin December 1, 2011. We lease approximately 48,500 square feet of space in Shanghai, China for our research and development, sales and support operations pursuant to leases expiring in September 2014, as well as approximately 17,000 square feet and approximately 9,500 square feet in Beijing and Xi’an, China, respectively, for research and development operations pursuant to leases expiring in May 2012 and October 2011, respectively. We also lease office space of less than 2,500 square feet each in Kirkland, Washington; Ashburn, Virginia; Southfield, Michigan; São Paulo, Brazil; and Chelmsford, England for our sales, marketing and business development personnel located in those areas. In addition to our headquarters and other offices, we lease data center space in Sunnyvale, Sacramento and Santa Clara, California. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our wireless carrier customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.

On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, TeleNav responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. TeleNav responded to WRE-Hol’s filing on June 2, 2011. The next step will be a second office action from the Patent Office, which is expected within the next four months. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The plaintiff alleges that certain of our services, including our GPS Navigator and TeleNav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The parties are engaged in fact discovery, which has a cutoff date of April 5, 2012. The court will hold a claim construction hearing on October 24, 2011. We are developing our non-infringement and invalidity defenses in preparation for the case dispositive motions. The parties are to submit case dispositive motions by May 18, 2012. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

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

On April 11, 2011, Walker Digital, LLC, or Walker Digital, filed a complaint against us and 13 other defendants in the United States District Court for the District of Delaware (Case No. 1:11-CV-00309-SLR), alleging infringement of U.S. Patent No. 6,199,014, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in favor of Walker Digital. On May 10, 2011, we filed an answer denying the allegations. On June 30, 2011, Walker Digital dismissed its complaint against us without prejudice.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 IPO, alleging violations of Sections 11 and 15 of the Securities Act. On March 21, 2011, plaintiff filed an amended complaint purporting to be brought on behalf of all persons who acquired shares of our common stock pursuant to our IPO and alleging that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint sought class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011. On June 2, 2011, following a successful mediation between the parties, the Court entered a stipulation and order regarding settlement and staying all proceedings. A hearing to approve of the settlement of the case will be held in November 2011. The settlement will include a payment of $3.8 million to resolve all claims as to all defendants to the litigation. The entire settlement amount will be paid by our insurance carrier. We do not anticipate any liability as a result of this matter.

On June 6, 2011, Qaxaz, LLC, or Qaxaz, filed a complaint against us and nine other defendants in the United States District Court for the District of Delaware (Case No. 1:11-cv-00492-LPS), alleging infringement of U.S. Patent No. 7,917,285, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in favor of Qaxaz. On July 29, 2011, we answered the Qaxaz complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In addition, we have received, and expect to continue to receive, demands for indemnification from our wireless carrier customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-K. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our wireless carrier customers in compliance with our contractual commitments. We are not a party to the following cases; however our wireless carrier customers have requested that we indemnify them in connection with such cases:

In 2008, Alltel, AT&T, Sprint and T-Mobile each demanded that we indemnify and defend them against lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location

Based Services LLC (collectively, “EMSAT”), in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818). The lawsuits allege that the delivery of wireless telephone services infringes U.S. Patents Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 and seek unspecified damages. In 2009, after T-Mobile also sought indemnification and defense from Google, Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the U.S. Patent & Trademark Office completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers, and we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

In March and May 2009, AT&T and Sprint demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2009, Sprint did the same. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement; however, there continues to be a disagreement as to any additional amounts that might be provided to AT&T as it relates to legal fees and expenses related to the defense of the matter. We do not believe these additional amounts will have a material effect on our financial condition, results of operations, or cash flows.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, and we are presently defending Sprint as a result. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion, or RIM, and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We have agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations, and are presently defending T-Mobile as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or T-Mobile or AT&T or the potential losses they and we may experience in connection with such litigation. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 27, 2011, RIM was dismissed from the case based on a confidential license and settlement agreement. On June 16, 2011, we moved to intervene in the Levine litigation in the Eastern District of Texas. On June 29, 2011, the Court granted our motion to intervene. On July 6, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, announced his retirement from the bench effective September 30, 2011. At this time, we cannot reasonably determine whether Judge Everingham’s departure will affect the schedule for claim construction and trial. On July 14, 2011, Levine filed an answer and counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine’s counterclaims of patent infringement. We share the same claim construction hearing and trial date as the defendants in the case. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In February 2011, SourceProse, Inc. filed Case No. 1:11-cv-117 in the Western District of Texas, alleging that AT&T, MetroPCS, Sprint, T-Mobile and Verizon each infringe U.S. Patents Nos. 7,142,217 and 7,161,604, both titled “system and method for synchronizing raster and vector map images.” Although the complaint accuses “smart phone devices manufactured by Apple, RIM, Google, HTC, LG, Motorola, Nokia, Palm, Samsung and others,” it does not identify any particular map software or services provided by us or others, and we have received nothing that suggests that the plaintiff believes that the patents at issue read on our products or services. Nonetheless, Sprint and T-Mobile have both demanded that we indemnify and defend them against SourceProse. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood that our products or services will be accused, or of either a favorable or unfavorable outcome if they are, and cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to wireless carriers’ indemnity demands with respect to pending litigation, could materially harm our business, operating results and financial condition. When we believe a loss or a cost of indemnification is probable and can be reasonably estimated, we accrue the estimated loss or cost of indemnification in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss or cost of indemnification, if any, is probable and can be reasonably estimated or the outcome becomes known. Although to date we have not agreed to defend or indemnify our wireless carrier customers for outstanding and unresolved indemnity demands where we do not believe our solution infringes on asserted intellectual property rights, we may in the future agree to defend and indemnify our wireless carrier or other customers in connection with demands for indemnification, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our solution infringes the asserted intellectual property rights. Alternatively, we may reject certain of our wireless carriers’ or other customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our wireless carrier or other customers, negatively impact our relationships with them or result in litigation against us. Our wireless carrier or other customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If we make substantial payments as a result of indemnity demands, our relationships with our wireless carrier or other customers are negatively impacted, or any of our wireless carrier or customer agreements is terminated, our business, operating results and financial condition could be materially harmed.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Global Market under the symbol “TNAV” on May 13, 2010. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended June 30, 2011	High	Low
First Quarter	$9.17	$4.68
Second Quarter	$7.55	$4.88
Third Quarter	$11.96	$7.22
Fourth Quarter	$18.20	$10.16

Year ended June 30, 2010	High	Low
May 13, 2010 through June 30, 2010	$9.80	$7.85

We had approximately 92 stockholders of record as of August 31, 2011. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2011	—	$—	—	$10,265,741
May 1 – May 31, 2011	98,543	$14.44	98,543	$8,843,164
June 1 – June 30, 2011	59,600	$14.56	59,600	$7,975,639

Total	158,143	$14.48	158,143	$7,975,639

(1)	The purchases of our shares of common stock by us are made pursuant to a stock repurchase plan announced by us on November 15, 2010. Our board of directors authorized us to purchase shares of our common stock up to an aggregate of $20.0 million. This stock repurchase plan will expire on November 15, 2011.

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

The following graph shows a comparison from May 13, 2010 (the date our common stock commenced trading on The NASDAQ Global Market) through June 30, 2011 of cumulative total return for our common stock, the NASDAQ Composite Index and the Russell 3000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Russell 3000 Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of income data for fiscal years ended June 30, 2011, 2010 and 2009 and the balance sheet data as of June 30, 2011 and 2010 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of income data for the fiscal years ended June 30, 2008 and 2007 and the balance sheet data as of June 30, 2009, 2008 and 2007 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. We have not declared or distributed any cash dividends on our common stock. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Income Data: (in thousands, except per share data)	Fiscal Year Ended June 30,
	2011	2010	2009	2008	2007
Revenue	$210,491	$171,162	$110,880	$48,065	$27,716
Cost of revenue	40,720	29,481	20,250	11,359	7,965

Gross profit	169,771	141,681	90,630	36,706	19,751

Operating expenses:
Research and development(1)	56,534	41,556	23,500	13,687	10,923
Sales and marketing	24,886	17,197	16,536	13,245	14,506
General and administrative(2)	19,757	14,518	8,302	4,993	4,677

Total operating expenses	101,177	73,271	48,338	31,925	30,106

Income (loss) from operations	68,594	68,410	42,292	4,781	(10,355)
Other income (expense), net	1,173	(407)	(776)	10	710

Income (loss) before provision for income taxes	69,767	68,003	41,516	4,791	(9,645)
Provision for income taxes	27,193	26,593	11,898	184	1

Net income (loss)	$42,574	$41,410	$29,618	$4,607	$(9,646)

Net income (loss) applicable to common stockholders	$42,574	$25,560	$15,719	$1,875	$(10,852)

Net income (loss) per share applicable to common stockholders:
Basic	$1.01	$1.64	$1.39	$0.17	$(1.00)

Diluted	$0.94	$0.83	$0.57	$0.07	$(1.00)

Weighted average shares used in computing net income (loss) per share applicable to common stockholders:
Basic	41,975	15,569	11,273	11,173	10,840

Diluted	45,086	30,833	27,724	26,872	10,840

(1)	Fiscal 2010 includes $1.5 million of stock compensation expense associated with certain stock option grants that vested upon the closing of our IPO.
(2)	Fiscal 2010 includes $1.3 million of stock compensation expense associated with a stock option grant that vested upon the closing of our IPO.

Consolidated Balance Sheets Data: (in thousands)	June 30,
	2011	2010	2009	2008	2007
Cash, cash equivalents and short-term investments	$203,310	$112,862	$33,128	$16,850	$18,733
Working capital	178,602	134,878	44,899	22,676	17,599
Total assets	260,627	173,720	72,210	36,029	26,582
Preferred stock warrant liability	—	—	2,511	1,668	1,016
Convertible preferred stock	—	—	51,368	50,160	47,196
Common stock and additional paid-in capital	115,106	109,729	3,501	2,926	2,543
Total stockholders’ equity (deficit)	188,466	149,037	3,376	(25,765)	(27,877)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our mission is to help people be more productive, be less stressed, and have more fun when they’re on the go. Our personalized navigation services “get you and get you there” and help on-the-go people make daily decisions about “where to go, how to get there, what to do, and even when to go”—and we make it possible across mobile devices, mobile applications, wireless carriers, automobiles, and mobile enterprises, both domestically and abroad. In the three months ended June 30, 2011, we had a monthly average of 24.6 million paying end users.

As a leading provider of personalized navigation and location based services, we are well-positioned to capitalize on growing market opportunities to reach new customers and serve more people in more places with features such as location based search and voice-guided navigation. By using the most integral tools of their daily lives, their mobile phones and vehicles, people can access our personalized navigation and location based services almost anytime and anywhere to help them quickly decide where to go, how to get there, what to do, and even when to go—in both personal and professional settings.

Consumers, wireless carriers, enterprises and automobile manufacturers and OEMs are our customers. We generate revenue from recurring service subscriptions, software licenses, premium services and mobile advertising and commerce. End users through recurring subscriptions for our services are generally billed for our services through their wireless carrier. Our wireless carrier customers pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, or (3) a revenue sharing arrangement that may include a minimum fee per end user, or (4) based on usage or other basis. We also derive revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications, as well as through premium services sold to consumers and mobile advertising sold to advertisers and advertising agencies.

Through our hosted service delivery model, we provide our solutions to end users and customers through the networks of leading wireless carriers in the United States, including AT&T, Sprint, T-Mobile and U.S. Cellular as well as through certain carriers in other countries. Our flexible and proprietary platform enables us to efficiently reach and retain tens of millions of end users, across more than 600 types of mobile phones, all major mobile phone operating systems and a broad range of wireless network protocols. This platform provides data and analytics to create more personalized experiences for mobile applications, location based advertising and customer lifecycle management

In September 2010, we and our largest customer, Sprint, entered into an amendment to our agreement that results in us receiving a fixed annual fee from Sprint for their bundled service subscribers’ use of our navigation services which is not dependent upon the number of subscribers participating in those bundles until such time as a specified threshold is reached. This amendment affected our results of operations when it became effective in September 2010; however, the full effect of this amendment is evident beginning with the three months ended

December 31, 2010 as the amendment was in effect for the entire quarter. Over time, we anticipate that our amended agreement with Sprint will result in further declines in ARPU due to anticipated increases in the number of Sprint bundle subscribers with access to our services and the significant reduction in revenue from Sprint for bundled basic navigation services compared to the quarters prior to implementation of the amendment. Although we are entitled to receive a greater share of revenue from enterprise LBS, mobile commerce and premium navigation services than we were previously, we may not be able to realize these benefits in the short term or at all. We cannot predict the ultimate financial impact of our amended agreement with Sprint. As a result of this amendment to our agreement with Sprint providing for a fixed annual fee, we believe that future ARPU will no longer provide a meaningful indicator of our financial performance. Accordingly, we do not intend to use the ARPU metric beginning in fiscal 2012, but will continue to report the number of paying end users for our services.

In September 2010, we also amended our agreement with TomTom Maps, to change the fee structure for map and POI data we provide as part of our navigation services in Sprint’s bundled offerings. The material impact of the amendment is to align the manner in which we pay fees to TomTom Maps with the manner in which we receive revenue from Sprint. Pursuant to the amended agreement, we will pay TomTom Maps a percentage of fees we collect from Sprint for basic navigation services and our gross advertising and mobile commerce revenue, as well as a flat monthly fee per subscriber for premium navigation services. We also agreed to certain guaranteed minimum payments to TomTom Maps for such services. These amendments affected our results of operations commencing in fiscal 2011. Although we have taken action to increase the predictability of certain of our third party map and POI data costs for services that we provide on an annual fixed fee basis that are not dependent on the number of subscribers, we may not have adequately aligned our fee structure for map and POI data with revenue from Sprint’s bundled offerings, and may not be successful in reducing the impact of the recent Sprint amendment on our gross margin.

In January 2011, we entered into an amendment to our agreement with AT&T, one of our wireless carrier customers whose payments to us represent a substantial portion of our revenue. This amendment extended our existing agreement with AT&T through March 2013 and provided that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. The amendment did not impact our revenue for fiscal 2011 and our amended agreement with AT&T retained the prior terms, including the fee per subscriber per month model. For fiscal 2010 and 2011, AT&T represented 34% and 37% of our total revenue, respectively. AT&T is not required to offer our LBS. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future.

In March 2011, we entered into amendments to our agreement with Ford, to which we provide an on-board navigation solution. The amendments modified the nature of certain of our obligations under our original agreement, and provided for additional payments to us. As a result of these modifications, we now recognize revenue from customized software upon delivery to, and acceptance by, Ford of our on-board navigation solutions, and we recognize royalty revenue earned from the distribution of our customized software in vehicles as the vehicles are produced. In addition, we recognize third party content and related costs of revenue when revenue is recognized.

Our total revenue grew from $110.9 million in fiscal 2009 to $171.2 million in fiscal 2010 and to $210.5 million in fiscal 2011. Our net income also increased from $29.6 million in fiscal 2009 to $41.4 million in fiscal 2010 and to $42.6 million in fiscal 2011.

Key components of our results of operations

Sources of revenue

We primarily derive our revenue from our wireless carrier customers for their customers’ subscriptions to our LBS, as well as from activation fees for certain of our services. Our wireless carrier customers pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user, or (4) based on usage or other basis. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a standalone basis. We also offer our applications directly to end users through application stores such as Apple’s or Google’s Android. In addition, we derive revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. In the future, we may have other revenue models. For example, we recently implemented revenue models, including fees for advertising supported arrangements, and versions of our services that allow for upgrades to more premium versions for a fee.

Our wireless carrier customers are responsible for billing and collecting the fees they charge their subscribers for the right to use our LBS. When we are paid on a revenue sharing basis with our wireless carrier customers, the amount we receive varies depending on several factors, including the revenue share rate negotiated with the wireless carrier customer, the price charged to the subscriber by the wireless carrier customer, the specific sales channel of the wireless carrier customer in which the service is offered and the features and capability of the service. As a result of these factors, the amount we receive for any subscriber may vary considerably, and is subject to change over time.

In addition, the amount we are paid per end user may also vary depending upon the metric used to determine the amount of the payment, including the number of end users at any time during a month, the average monthly paying end users, the number and timing of end user billing cycles and end user activity. Although our wireless carrier customers generally have sole discretion about how to price our LBS to their subscribers, our revenue sharing arrangements generally include monthly minimum fees per end user. To a much lesser extent, we also sell our services directly to consumers through our website and through application stores.

Subscription fees from our wireless carrier customers represented a substantial majority of our revenue for fiscal 2011. In fiscal 2011, Sprint and AT&T represented 42% and 37% of our revenue, respectively. Subscription fees from our GPS Navigator service represented 94% and 88% of our revenue in fiscal 2010 and 2011, respectively. Revenue from our automotive navigation solutions, enterprise LBS (sometimes referred to as MRM), mobile advertising and commerce and premium LBS represented 6% and 13% of our revenue in fiscal 2010 and 2011, respectively. GPS Navigator is our flagship voice guided real time, turn by turn, mobile navigation service. Our technology also powers automotive navigation services that provide accurate, easy to use LBS to drivers, including search, POI and traffic functionality. Our enterprise LBS solutions allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. We are developing other LBS solutions with new business models and distribution channels in our current LBS market and adjacent markets. These solutions include tablet devices, location based mobile advertising and commerce services and premium LBS. While we have already introduced certain components or initial versions of several of these LBS solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors, including adoption by wireless carrier customers and automobile manufacturers and OEMs of the LBS solutions; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising and social networking. See the section entitled “Business—Our services and products” for additional information relating to our GPS Navigator, on-board navigation, enterprise LBS and other LBS solutions. We believe our cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to cover the costs of these development efforts.

In fiscal 2010 and 2011, we generated 97% and 96% of our revenue, respectively, in the United States. In absolute dollars, revenue from our international operations increased in fiscal 2011. We are pursuing expansion opportunities with wireless carriers in other countries and therefore expect international revenue to increase in absolute dollars over the longer term.

Cost of revenue

Our cost of revenue consists primarily of the cost of the third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. The largest component of our cost of revenue is the fees we pay to providers of map and POI data, TomTom Maps and NAVTEQ. We have long term agreements with TomTom Maps and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and commencing in fiscal 2011, on a fixed fee basis for certain navigation offerings.

We primarily provide customer support through a third party provider to whom we provide training and assistance with problem resolution. We use three outsourced, hosted data centers to provide our services and industry standard hardware to provide our LBS. We generally offer to our wireless carrier customers and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier customer agreement. We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, including those through bundled or free offerings, average use of our services by end users increases and additional operating costs and depreciation associated with our planned data center capacity and redundancy increases, as well as increased amortization of capitalized software development costs. In addition, we anticipate that cost of revenue will increase over time as we continue to enhance the richness of the content offered by our products and if we increase the level of our revenue from automotive navigation solutions.

Operating expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of options granted, based on the department in which the option holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses increased in absolute dollars in fiscal 2010 and fiscal 2011 as we became a public company and built our infrastructure and added employees across all categories to support our growth, develop new services and products, and expand into international markets. We expect our operating expenses to continue to increase in fiscal 2012 as we continue in these endeavors.

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

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs and advertising. As we primarily rely on our wireless carrier customers to market and promote our services to their subscribers, our sales and marketing expenses consist primarily of the cost of supporting our wireless carrier customers and attracting new wireless carrier customers to offer our LBS. We cooperate with our wireless carrier customers in marketing our LBS solutions to their subscribers by preparing marketing materials and working with them on promotional campaigns. We also promote our service offerings through a variety of other programs and online advertisements.

General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses.

Other income (expense), net. Other income (expense), net consists primarily of interest we earn on our cash and cash equivalents and short-term investments. During fiscal 2009 and 2010, other income (expense), net also included the expense resulting from the change in fair value of our outstanding Series E preferred stock warrants. We classified these warrants as liabilities on our balance sheets and recorded changes in their fair value from period to period in other income (expense), net on our consolidated statements of income. As of December 31, 2009, all remaining outstanding Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock. The preferred shares converted to common stock upon the closing of our IPO and were reclassified as common stock and additional paid in capital.

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned from our LBS in the United States. We expect our income tax expense for fiscal 2012 to be approximately 38% of pretax income because of the concentration of earnings in the United States. Our effective tax rate could be reduced if our international revenue substantially increases as a percentage of revenue, due to the lower corporate tax rates available in certain countries outside the United States and the availability of net operating loss carryforwards in those countries.

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

Revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery of those services has occurred, the fee is fixed or determinable and collectability is reasonably assured. We primarily derive our revenue from subscriptions to access our LBS, which are generally provided through our wireless carrier customers that offer our services to their subscribers. Our wireless carrier customers pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user, or (4) based on usage or other basis.

We recognize monthly fees related to our services in the month we provide the services. We defer amounts received in advance of the service being provided and recognize the deferred amounts when the monthly service has been provided. We recognize revenue for fixed annual fees for any number of subscribers receiving our services as part of bundles monthly on a straight-line basis over the term of the agreement. Our agreements do not contain general rights of refund once the service has been provided. We also establish allowances for estimated credits subsequently issued to end users by our wireless carrier customers. We defer activation fees received upon the initiation of certain services and recognize the deferred amounts over the estimated average length of subscription to the service, historically 16 months.

We recognize as revenue the amount our wireless carrier customers report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier customers. We are not the principal provider when selling access to our LBS through our wireless carrier customers as the subscribers directly contract with our wireless carrier customers. In addition, we earn a fixed fee or fixed percentage of fees charged by our wireless carrier customers and our wireless carrier customers have the sole ability to set the price charged to their subscribers for our service. Our wireless carrier customers have direct responsibility for billing and collecting those fees from their subscribers and we and our wireless carrier customers may offer subscribers a 30-day free trial for our service.

We also derive revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize software customization revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue as the vehicles are produced, assuming all other conditions for revenue recognition have been met.

In certain instances, due to the nature and timing of monthly revenue and subscriber reporting from our wireless carrier customers, we may be required to make estimates of the amount of LBS revenue to recognize from a wireless carrier customer for the current period. For example, certain of our wireless carrier customers do not provide us with sufficient monthly individual subscriber billing period details to allow us to compute the allocation of monthly service fees to the individual end user’s service period, and in such cases we make estimates of any required service period revenue cutoff. In addition, if we fail to receive an accurate revenue report from a wireless carrier customer for the month, we will need to estimate the amount of revenue that should be recorded for that month. These estimates may require judgment, and we consider certain factors and information in making these estimates such as:

•	subscriber data supplied by our wireless carrier customers;

•	wireless carrier customer specific historical subscription and revenue reporting trends;

•	end user subscription data from our internal systems; and

•	data from comparable distribution channels of our other wireless carrier customers.

If we are unable to reasonably estimate recognizable revenue from a wireless carrier customer for a given period, we defer recognition of revenue to the period in which we receive and validate the wireless carrier customer’s revenue report and all of our revenue recognition criteria have been met. If we have recorded an estimated revenue amount, we record any difference between the estimated revenue and actual revenue in the period when we receive the final revenue reports from our wireless carrier customer, which typically occurs within the following month.

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

We capitalized $1.6 million, $2.4 million and $1.2 million of software development costs during fiscal 2009, 2010 and 2011, respectively. Amortization expense related to these costs, which was recorded in cost of revenue, totaled $418,000, $939,000 and $2.0 million for fiscal 2009, 2010 and 2011, respectively.

We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $800,000, $1.3 million and $2.1 million of software development costs during fiscal 2009, 2010 and 2011, respectively. Upon delivery of certain customized software in fiscal 2011, we recognized in cost of revenue $1.8 million of previously deferred costs.

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

Our stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Cost of revenue	$97	$18	$4
Research and development	1,965	2,604	237
Selling and marketing	1,003	516	155
General and administrative	1,072	1,789	111

Total stock-based compensation expense	$4,137	$4,927	$507

As of June 30, 2011, there was $11.6 million of unrecognized stock-based compensation expense related to unvested stock option awards, net of estimated forfeitures, that we expect to be recognized over a weighted average period of 2.9 years.

We utilize the Black-Scholes option-pricing model to determine the fair value of our stock option awards, which requires a number of estimates and assumptions. In valuing share-based awards under the fair value accounting method, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected volatility of our stock is based on the historical volatility of various comparable companies, as we do not have sufficient historical data with regards to the volatility of our own stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected term was based on an analysis of our historical exercise and cancellation activity. In the future, as we gain historical data for volatility in our own stock, the expected volatility and expected term may change which could substantially change the grant date fair value of future awards of stock options and ultimately the expense we record. In addition, the estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised.

For fiscal 2009, 2010 and 2011, we calculated the fair value of options granted to employees using the Black-Scholes pricing model with the following weighted average assumptions:

	Fiscal Year Ended June 30,
	2011	2010	2009
Dividend yield	—	—	—
Expected volatility	56%	74%	72%
Expected term (in years)	4.50	4.85	4.76
Risk-free interest rate	1.61%	2.36%	2.46%

Preferred stock warrants. In January 2006, we issued warrants to purchase 272,684 shares of our Series E convertible preferred stock. Warrants to purchase 261,323 shares of our Series E convertible preferred stock were outstanding at June 30, 2009 and were classified as a liability on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net. As of December 31, 2009, all remaining outstanding Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock.

We recorded charges of $843,000 and $346,000 to other income (expense), net for fiscal 2009 and 2010, respectively, to reflect an increase in the fair value of these warrants. We estimated the fair value using the Black-Scholes model, which requires the input of highly subjective assumptions.

Provision for income taxes. We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.

Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the continual examination of our income tax returns by the Internal Revenue Service, or IRS, and other domestic and foreign tax authorities, including an examination by IRS for our fiscal 2008, 2009 and 2010 tax returns. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets, on a jurisdiction by jurisdiction basis, will be realized. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.

Results of operations

The following tables set forth our results of operations for fiscal 2011, 2010 and 2009, as well as a percentage that each line item represents of our revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Consolidated Statements of Income Data
Revenue	$210,491	$171,162	$110,880
Cost of revenue	40,720	29,481	20,250

Gross profit	169,771	141,681	90,630

Operating expenses:
Research and development	56,534	41,556	23,500
Sales and marketing	24,886	17,197	16,536
General and administrative	19,757	14,518	8,302

Total operating expenses	101,177	73,271	48,338

Income from operations	68,594	68,410	42,292
Other income (expense), net	1,173	(407)	(776)

Income before provision for income taxes	69,767	68,003	41,516
Provision for income taxes	27,193	26,593	11,898

Net income	$42,574	$41,410	$29,618

	Fiscal Year Ended June 30,
	2011	2010	2009
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	19	17	18

Gross profit	81	83	82

Operating expenses:
Research and development	27	24	21
Sales and marketing	12	10	15
General and administrative	9	9	8

Total operating expenses	48	43	44

Income from operations	33	40	38
Other income (expense), net	—	—	(1)

Income before provision for income taxes	33	40	37
Provision for income taxes	13	16	10

Net income	20%	24%	27%

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in millions, except per user data)
Additional Key Metrics
Average monthly revenue per user (ARPU)	$0.76	$1.04	$1.28
Average monthly paying end users	21.1	13.5	7.1

Comparison of the fiscal years ended June 30, 2011 and 2010

Revenue. Revenue increased 23% from $171.2 million in fiscal 2010 to $210.5 million in fiscal 2011. The increase was due to growth in the average monthly paying end users from 13.5 million in fiscal 2010 to 21.1 million in fiscal 2011, primarily resulting from the continued adoption of Sprint’s Simply Everything and Any Mobile, Anytime plans which include our LBS, as well as an increase in end users of AT&T Navigator and growth through new carrier relationships, including T-Mobile and U.S. Cellular. We also experienced significant revenue growth from our automotive navigation partnership with Ford during fiscal 2011, with the launch of Ford MyTouch on certain models in North America.

We calculate average monthly paying end users for a period by averaging the number of paying end users for each month in the period, and exclude any users that subscribe under daily or annual plans. Generally, we consider a paying end user to be a wireless carrier subscriber for whom we are paid and for which such subscriber’s mobile device has the capability to access our LBS. Average monthly revenue is calculated by dividing revenue for the period associated with paying end users by the number of months in the period. ARPU is calculated by dividing average monthly revenue by average monthly paying end users. We exclude from our ARPU calculation users and revenue associated with our automotive navigation solutions and advertising. Although our end users increased substantially, our ARPU declined 27% to $0.76 in fiscal 2011 from $1.04 in fiscal 2010. The decline in ARPU was due in large part to the September 2010 amendment to our agreement with Sprint as discussed below, whereby we now receive a fixed fee from Sprint to provide our services to subscribers to Sprint’s service bundles (up to certain thresholds) and we no longer receive additional revenue for additional Sprint bundle subscribers using our services. As a result of the changes to our agreement with Sprint, and our plans to introduce various paid and free service plans through wireless carriers and open marketplaces, ARPU will no longer provide a meaningful indicator of the health of our business. We do not intend to use this metric beginning in fiscal 2012, but will continue to report the number of subscribers for our services.

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

Growth in the number of end users in fiscal 2011 primarily reflects Sprint’s decision to continue to offer and promote certain bundles in which all end users under those plans receive the right to use our LBS without additional charge. Because a substantial majority of our end users are able to access our LBS through bundled offerings, our ARPU has declined.

As a result of these pricing strategies, ARPU declined by $0.28 from $1.04 in fiscal 2010 to $0.76 in fiscal 2011; however, the average monthly paying end users of our LBS increased by 56% and our revenue increased 23% during the same period. The impact of this $0.28 decline in ARPU for our 13.5 million average monthly paying end users during fiscal 2010 was a reduction in revenue based on these end users of $44.9 million for fiscal 2011. The impact of this lower ARPU was more than offset by the 7.6 million increase in average monthly paying end users, from 13.5 million for fiscal 2010 to 21.1 million for fiscal 2011, resulting in a net revenue increase of $24.1 million for fiscal 2011. We believe we would not have achieved the $24.1 million increase in revenue had we not adopted these pricing strategies.

In fiscal 2010 and 2011, revenue from Sprint represented 55% and 42% of our revenue, respectively, and revenue from AT&T represented 34% and 37% of our revenue, respectively. No other customer represented more than 10% of our revenue in either period.

Subscription fees from our GPS Navigator service represented 94% and 88% of our revenue in fiscal 2010 and 2011, respectively.

We primarily sell our services in the United States. In fiscal 2010 and 2011, revenue derived from U.S. sources represented 97% and 96% of our revenue, respectively.

Cost of revenue. Our cost of revenue increased 38% from $29.5 million in fiscal 2010 to $40.7 million in fiscal 2011. As a percentage of revenue, cost of revenue increased from 17% in fiscal 2010 to 19% in fiscal 2011. The substantial majority of our cost of revenue related to costs of third party content and technology that we use in providing our LBS such as map, POI, traffic, gas price and weather data and voice recognition technology. The remaining portion of our cost of revenue included expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. In addition, we expensed certain capitalized software development costs associated with revenue recognized from Ford during fiscal 2011. Cost of revenue increased at a higher rate than the 23% increase in revenue for the comparable period primarily as a result of the third party content and related costs associated with the on-board navigation revenue from Ford and, to a lesser extent, the effect of our fixed fee arrangement with Sprint, which resulted in a lower rate of revenue per end user in fiscal 2011 without an equivalent decrease in the respective costs related to such end users. The increase in cost of revenue in absolute dollars was primarily driven by the increase in our number of end users. The majority of the increase in cost of revenue in absolute dollars in fiscal 2011 was due to a 27% increase in third party content costs, as well as increased software amortization costs, including deferred software development costs expensed in connection with revenue from Ford, and increased customer support costs.

In September 2010, we entered into an amendment to the TomTom Maps agreement, or the TomTom Maps Amendment. The terms of the TomTom Maps Amendment were retroactively effective as of August 1, 2010 and change the fee structure for map and POI data we use to provide its services for Sprint’s bundled offerings. The material impact of the TomTom Maps Amendment is to better align the manner in which we pay fees to TomTom Maps with the manner in which we receive revenue from Sprint. Pursuant to the TomTom Maps Amendment, we will pay TomTom Maps a percentage of the fees earned from Sprint for basic navigation services and gross advertising and mobile commerce revenue and a flat monthly fee per subscriber for premium navigation services. We also will pay TomTom Maps certain guaranteed minimum payments for such services. Previously, we paid TomTom Maps a specific fee per subscriber or a per transaction fee for our Sprint bundled offerings. The expiration of the license period for navigation services provided by TomTom Maps for Sprint’s bundled offerings has been changed from July 1, 2014 to the earlier of December 31, 2012 or the date of termination of our agreement with Sprint with respect to those bundled services.

We anticipate these changes to our TomTom Maps agreement will reduce in part the impact on our cost of revenue of the anticipated increase in the number of Sprint bundle subscribers without offsetting increases in revenue. However, we expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, average usage of our services by end users increases and from amortization and depreciation expense associated with planned data center capacity and redundancy increases, as well as increased amortization of capitalized software development costs. In addition, we anticipate that cost of revenue will increase over time as we continue to enhance the richness of the content offered by our products and if we increase the level of our revenue from automotive navigation solutions.

Gross profit. Our gross profit increased 20% from $141.7 million in fiscal 2010 to $169.8 million in fiscal 2011 primarily due to an increase in the number of our end users. Our gross margin decreased from 83% in fiscal 2010 to 81% in fiscal 2011. The decrease in gross margin was due to the increased proportion of revenue contributed from our on-board navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our LBS services provided to our wireless carrier customers. We expect our gross margin to decline due to slowing revenue growth as a result of the new fixed fee arrangement with Sprint and higher anticipated usage of third party content by our end users. We also anticipate we will earn lower gross margins on certain other product offerings, such as on-board navigation products. Changes in product mix may also cause gross margins to decline over time.

Research and development. Our research and development expenses increased 36% from $41.6 million in fiscal 2010 to $56.5 million in fiscal 2011. The increase was primarily due to the costs associated with increased headcount to enhance the functionality of our services and develop new offerings and increased compensation and benefits for our existing employees, as well as an increase in costs related to the use of consultants. As a percentage of revenue, research and development expenses increased from 24% in fiscal 2010 to 27% in fiscal 2011. The total number of research and development personnel increased 9%, from 686 at June 30, 2010 to 750 at June 30, 2011. We believe that as we continue to invest in expanding the LBS we offer, establish relationships with new wireless carrier customers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand the services and products we offer.

Sales and marketing. Our sales and marketing expenses increased 45% from $17.2 million in fiscal 2010 to $24.9 million in fiscal 2011. As a percentage of revenue, sales and marketing expenses increased from 10% in fiscal 2010 to 12% in fiscal 2011. The increase in sales and marketing expenses as a percentage of revenue in fiscal 2011 was the result of increased investment in our marketing and business development organizations, including the hiring of additional and more experienced personnel, including two vice presidents. We expect that our sales and marketing expenses will continue to increase in absolute dollars as we expand our relationships with wireless carrier customers and engage in programs to market our services to their subscribers.

General and administrative. Our general and administrative expenses increased 36% from $14.5 million in fiscal 2010 to $19.8 million in fiscal 2011. The increase was primarily due to added personnel, consultants utilized for our preparations for compliance with the Sarbanes-Oxley Act of 2002, legal costs, and audit and tax professional services. Legal costs included settlement of certain intellectual property litigation and increased legal fees for litigation, intellectual property protection and immigration. The total number of general and administrative personnel increased 25%, from 60 at June 30, 2010 to 75 at June 30, 2011. As a percentage of revenue, general and administrative expenses were 9% in fiscal 2010 and fiscal 2011. We expect our general and administrative expenses to increase in absolute dollars in fiscal 2012 as we incur legal fees and potentially other costs in connection with litigation in which we are named defendants or our wireless carrier customers are named defendants and for which they have notified us that they are seeking or may seek indemnification from us. We also expect to incur additional general and administration expenses in fiscal 2012 and beyond associated with being a public company, including higher legal, corporate insurance, audit and tax and financial reporting expenses as well as the costs of maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Other income (expense), net. Our other income (expense), net was $(407,000) in fiscal 2010 and $1.2 million in fiscal 2011. The change was primarily due to increased interest income due to higher cash and cash equivalents and short-term investments balances and, to a lesser extent, elimination of the expense related to the increase in fair value of our Series E preferred stock warrants.

Provision for income taxes. Our provision for income taxes increased 2% from $26.6 million in fiscal 2010 to $27.2 million in fiscal 2011. Our effective tax rate was 39% in fiscal 2010 and fiscal 2011.

The usage of our remaining U.S. federal loss carryforwards is substantially limited each fiscal year by Section 382 of the Internal Revenue Code. In addition, on September 30, 2008, the State of California enacted Assembly Bill 1452 into law which among other provisions, suspended net operating loss deductions for our fiscal 2009 and 2010, extends for two years the carryforward period of any net operating losses not utilized due to such suspension, and limits the utilization of research and development credit carryforwards to no more than 50% of the tax liability before credits. We expect that for fiscal 2012 our effective tax rate will be approximately 38% and reflects favorable changes in California tax law regarding apportioning income to the state, which results in an expected reduction in our California state taxes.

We adopted the Financial Accounting Standards Board, or FASB, standard for accounting for uncertainty in income taxes at the beginning of fiscal 2010. As of June 30, 2011, our cumulative unrecognized tax benefit was $4.5 million, of which $647,000 was netted against deferred tax assets. Upon adoption, we recognized no adjustment in the liability for unrecognized income tax benefits.

We file income tax returns in the U.S. federal jurisdiction, California, various states, and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remain open for fiscal 2000 through 2010 in U.S. and state jurisdictions, and for fiscal 2005 through 2010 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The IRS is conducting an examination of our U.S. federal income tax returns for fiscal 2009 and 2010. As of June 30, 2011, the IRS has concluded the audit for our fiscal 2008 U.S. federal income tax return which resulted in no adjustments that have a material impact to our consolidated financial statements.

We believe it was reasonably possible that, as of June 30, 2011, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $1.1 million in the next

12 months. We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $157,000 and $47,000 accrued for the payment of interest and penalties at June 30, 2011 and 2010, respectively.

Comparison of the fiscal years ended June 30, 2010 and 2009

Revenue. Revenue increased 54% from $110.9 million in fiscal 2009 to $171.2 million in fiscal 2010. The increase was due to growth in the average monthly paying end users from 7.1 million in fiscal 2009 to 13.5 million in fiscal 2010, primarily due to adoption of Sprint’s Simply Everything plans which include our LBS (Sprint Navigation), as well as an increase in end users of AT&T Navigator. Although our end users increased substantially, our ARPU declined 19% from $1.28 in fiscal 2009 to $1.04 in fiscal 2010. This decline in ARPU was due in part to the increasing proportion of end users accessing our services through our wireless carrier customers’ white label offerings, for which we receive lower monthly fees per end user when compared to our branded offerings. The contractual terms of our bundled offerings with certain wireless carrier customers also provide us a lower per end user fee as the absolute number of subscriptions to those bundled offerings increases, thereby reducing ARPU. In addition, ARPU also declined as a result of the July 1, 2009 reduction of our monthly fees per end user for a majority of our LBS that are bundled with other Sprint services.

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

Cost of revenue. Our cost of revenue increased 46% from $20.2 million in fiscal 2009 to $29.5 million in fiscal 2010. As a percentage of revenue, cost of revenue decreased from 18% in fiscal 2009 to 17% in fiscal 2010. The substantial majority of our cost of revenue related to costs of third party content and technology that we use in providing our LBS such as map, POI, traffic, gas price and weather data and voice recognition technology. The remaining portion of our cost of revenue included expenses associated with data center operations, customer support, the amortization of capitalized software and stock-based compensation. Cost of revenue increased at a slightly lower rate than the 54% increase in revenue for the comparable period as a result of the use of lower cost content and lower customer support costs per end user resulting from an increased portion of customer support provided by our wireless carrier customers and our greater use of outsourcing. However, these factors were partially offset by the decrease in ARPU and higher usage rates of third party content by our end users who purchase our services as part of a bundle. The increase in cost of revenue in absolute dollars was primarily driven by the increase in our number of end users. The majority of the increase in cost of revenue in absolute dollars was due to a 38% increase in third party content costs and, to a lesser extent, from a 43% increase in customer support costs as well as increased costs of data center operations.

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

Liquidity and capital resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$106,680	$44,450	$23,040
Net cash used in investing activities	(187,698)	(9,815)	(6,994)
Net cash provided by (used in) financing activities	(7,735)	45,104	68
Effect of exchange rate changes on cash and cash equivalents	(56)	(5)	164

Net increase (decrease) in cash	$(88,809)	$79,734	$16,278

At June 30, 2011, we had cash and cash equivalents and short-term investments of $203.3 million, which primarily consisted of money market mutual funds, municipal securities, corporate bonds and commercial paper held by well-capitalized financial institutions. From inception until fiscal 2010, we financed our operations primarily through private sales of equity. On May 18, 2010, we completed our IPO of 6,550,000 shares of common stock. We raised net proceeds from the offering of $44.6 million after deducting the underwriter’s discount and offering expenses payable by us, based on an IPO price of $8.00 per share, including 1,050,000 shares of common stock purchased by the underwriters in connection with the exercise of their over-allotment option.

Our accounts receivable are heavily concentrated in a small number of customers. As of June 30, 2011, our accounts receivable balance was $30.7 million, of which AT&T, Ford and T-Mobile represented 50%, 17% and 11%, respectively. Our accounts receivable balance due from Sprint represented less than 10% of total accounts receivable as of June 30, 2011 and will fluctuate based upon the timing of invoicing and payment under Sprint’s fixed annual fee arrangement.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we may experience lower than expected cash generated from operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our wireless carrier customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our wireless carrier customers were to elect not to market and distribute our LBS to end users; or our wireless carrier customers were to elect to lower the prices charged to their subscribers for our service;. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse affect on our business, operating results, financial condition and liquidity and cash position.

Net cash provided by operating activities. Net cash provided by operating activities was $23.0 million, $44.5 million and $106.7 million in fiscal 2009, 2010 and 2011, respectively. The improvement in cash provided by operating activities was primarily due to the increased number of end users of our services and related revenue generated from those end users, offset to a lesser extent by increases in our operating costs. Cash provided by or used in operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount and royalty payments for portions of the content provided in our services. In fiscal 2011, cash provided by operating activities was provided principally by net income of $42.6 million, non-cash charges for depreciation and amortization of $7.7 million and stock-based compensation of $4.1 million, and $50.6 million from changes in our operating assets and liabilities. In fiscal 2010, cash provided by operating activities was provided principally by net income of $41.4 million, non-cash charges for depreciation and amortization of $5.1 million and stock-based compensation of $4.9 million offset by $7.0 million from changes in our operating assets and liabilities. In fiscal 2009, cash provided by operating activities was provided principally by net income of $29.6 million, non-cash charges for depreciation and amortization of $2.5 million, stock-based compensation of $500,000, and revaluation of preferred stock warrants of $800,000 offset by $10.4 million from changes in our operating assets and liabilities.

Net cash used in investing activities. We used net cash in investing activities of $7.0 million, $9.8 million and $187.7 million during fiscal 2009, 2010 and 2011, respectively. In fiscal 2011, the cash was used primarily for purchases of property and equipment of $4.9 million and internal software development costs of $1.2 million net purchases of $181.6 million of short-term investments. In fiscal 2010, the cash was used primarily for purchases of property and equipment of $7.4 million and internal software development costs of $2.4 million. In fiscal 2009, the cash was used primarily for purchases of property and equipment of $5.4 million and internal software development costs of $1.6 million. We expect to increase our capital expenditures in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as in equipment and facilities for our growing worldwide employee base as we expand our business.

Net cash provided by (used in) financing activities. During fiscal 2009, 2010 and 2011, we generated (used) cash in our financing activities of $68,000, $45.1 million and $(7.7 million), respectively. In fiscal 2011, proceeds from the exercise of options for our common stock was offset by repurchases of our outstanding stock under our stock repurchase program. Cash generated in fiscal 2010 included net proceeds of $44.6 million as a result of the completion of our IPO in May 2010. In fiscal 2009, cash generated was due to the proceeds of exercise of options for our common stock.

Contractual obligations, commitments and contingencies

We generally do not enter into long term minimum purchase commitments. However, we have agreed to pay minimum annual license fees to certain of our third party content providers. Our principal commitments, in addition to those related to our third party content providers, consist of obligations under facility leases for office space in Sunnyvale, California; Kirkland, Washington; Ashburn, Virginia; Southfield, Michigan; Shanghai, China; Beijing, China; Xi’an, China; and Chelmsford, England.

The following table summarizes our outstanding noncancelable contractual obligations as of June 30, 2011:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$33,031	$2,456	$8,013	$8,123	$14,439
Purchase obligations(2)	22,356	15,140	7,216	—	—

Total contractual obligations	$55,387	$17,596	$15,229	$8,123	$14,439

(1)	Consists of contractual obligations for office space under noncancelable operating leases.
(2)	Consists of minimum noncancelable financial commitments primarily related to fees owed to certain third party content providers, regardless of usage level.

At June 30, 2011, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $4.5 million. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authority will occur.

Warranties and indemnifications

Our agreements with our wireless carrier customers that offer our LBS generally include certain provisions for indemnifying them against liabilities if our LBS infringe a third party’s intellectual property rights or for other specified reasons. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our wireless carrier customers with respect to litigation in which our wireless carrier customers have been named as defendants. See the section entitled “Legal Proceedings.” As it relates to past indemnification requests or notices, in certain situations we have agreed to defend or indemnify our wireless carriers for the indemnity demands. For those notices where we have not agreed to provide indemnity or defense to date, or future demands for indemnity, we may in the future agree to defend and indemnify our wireless carriers or other customers, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our LBS infringe the asserted intellectual property rights. Alternatively, we may reject certain of our wireless carrier or other customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our wireless carrier or other customers, negatively impact our relationships with them or result in litigation against us. Our wireless carrier or other customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If we make substantial payments as a result of indemnity demands, our relationships with our wireless carrier or other customers are negatively impacted or any of our wireless carrier or customer agreements is terminated, our business, operating results and financial condition could be materially harmed. To date, we have not incurred material costs and do not have material liabilities related to such obligations recorded in our consolidated financial statements.

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2010 and 2011.

Based upon our historical experience and information known as of June 30, 2011, we do not believe it is likely that we will have significant liability for the above indemnities at June 30, 2011.

Off-balance sheet arrangements

During fiscal 2009, 2010 and 2011, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent accounting pronouncements

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The revised guidance was effective for interim and annual fiscal years beginning after December 15, 2009, except for disclosure requirements related to Level 3 measurement. We adopted the revised guidance during fiscal 2010 and the adoption did not have a material impact on our consolidated financial statements. The revised accounting guidance for the rollforward of activity on a gross basis for Level 3 fair value measurement will be effective for us in the first quarter of our fiscal 2012, which commences on July 1, 2011. We do not expect the revised guidance to have a material impact on our consolidated financial statements.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards or IFRS. The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In fiscal 2011, we adopted revised guidance which supersedes certain guidance with respect to accounting for revenue arrangements with multiple deliverables. The revised guidance changes the determination of when individual deliverables in a multiple element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across separately identifiable deliveries. The revised guidance was effective for our fiscal year beginning July 1, 2010. The adoption of the revised guidance did not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in fiscal 2010 and 2011 would not have had a material impact on our interest income or the fair value of our marketable securities.

Foreign currency risk. Substantially all of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, most of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. An immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2010 and June 30, 2011 would not have resulted in a material loss.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules requiring every company that files reports with the SEC to include a management report on such company’s internal control over financial reporting in its annual report. In addition, our independent registered public accounting firm must attest to the effectiveness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed our internal control over financial reporting as of June 30, 2011. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2011. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TeleNav, Inc.

We have audited TeleNav, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleNav, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, TeleNav, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleNav Inc. as of June 30, 2011 and 2010, and the related consolidated statements of income, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2011 of TeleNav, Inc., and our report dated September 8, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

September 9, 2011

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2011 fiscal year end) under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2011 fiscal year end) under the headings “Corporate Governance,” “Executive Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2011 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2011 fiscal year end) under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2011 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2011 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/10

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/09

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/10

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/09

10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/09

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/09

10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder to be in effect upon the closing of this offering.	S-1	10.4	10/30/09

10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/09

10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/09

10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/09

10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/09

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/09

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/09

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/09

10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/09

10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/09

10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/09

10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/09

10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/09

10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/10

10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/10

10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/10

10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/10

10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/10

10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/09

10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/09

10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/09

10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/09

10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/09

10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/10

10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/11

10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/09

10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/10

10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/10

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/10

10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/10

10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/10

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/10

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/10

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/09

10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/10

10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/10

10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/10

10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/10

10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/10

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/10

10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/10

10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/10

10.19*	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	Filed herewith

21.1	Subsidiaries of the registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated: September 9, 2011	By:	/s/ Dr. HP JIN
Dr. HP Jin Chairman of the Board of Directors, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints HP Jin and Douglas Miller, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Dr. HP JIN Dr. HP Jin	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 9, 2011

/s/ DOUGLAS MILLER Douglas Miller	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 9, 2011

/s/ SHAWN CAROLAN Shawn Carolan	Director	September 9, 2011

/s/ SAMUEL CHEN Samuel Chen	Director	September 9, 2011

/s/ HON JANE (JASON) CHIU Hon Jane (Jason) Chiu	Director	September 9, 2011

/s/ SOO BOON KOH Soo Boon Koh	Director	September 9, 2011

/s/ JOSEPH M. ZAELIT Joseph M. Zaelit	Director	September 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TeleNav, Inc.:

We have audited the accompanying consolidated balance sheets of TeleNav, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of income, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in Part IV, Item 15.(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States.) Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleNav, Inc. at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions effective July 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Telenav, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California

September 9, 2011

TELENAV, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$24,053	$112,862
Short-term investments	179,257	—
Accounts receivable; net of allowances of $356 and $246 at June 30, 2011 and 2010, respectively	30,711	37,322
Deferred income taxes, current	2,951	3,247
Prepaid expenses and other current assets	9,654	3,020

Total current assets	246,626	156,451
Property and equipment, net	9,079	9,637
Deferred income taxes	1,589	1,874
Deposits and other assets	3,333	5,758

Total assets	$260,627	$173,720

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,176	$2,507
Accrued compensation	7,847	5,583
Accrued royalties	4,154	2,988
Other accrued expenses	4,308	2,721
Deferred revenue	48,490	6,746
Income taxes payable	49	1,028

Total current liabilities	68,024	21,573
Other liabilities	4,137	3,110
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 42,984 shares issued and 41,823 shares outstanding at June 30, 2011; 42,140 shares issued and outstanding at June 30, 2010	42	42
Additional paid-in capital	115,064	109,687
Accumulated other comprehensive income	537	399
Retained earnings	72,823	38,909

Total stockholders’ equity	188,466	149,037

Total liabilities and stockholders’ equity	$260,627	$173,720

See Notes to Consolidated Financial Statements.

TELENAV, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2011	2010	2009
Revenue	$210,491	$171,162	$110,880
Cost of revenue	40,720	29,481	20,250

Gross profit	169,771	141,681	90,630

Operating expenses:
Research and development	56,534	41,556	23,500
Sales and marketing	24,886	17,197	16,536
General and administrative	19,757	14,518	8,302

Total operating expenses	101,177	73,271	48,338

Income from operations	68,594	68,410	42,292
Interest income	965	114	268
Other income (expense), net	208	(521)	(1,044)

Income before provision for income taxes	69,767	68,003	41,516
Provision for income taxes	27,193	26,593	11,898

Net income	$42,574	$41,410	$29,618

Net income applicable to common stockholders (see Note 2)	$42,574	$25,560	$15,719

Net income per share applicable to common stockholders:
Basic	$1.01	$1.64	$1.39

Diluted	$0.94	$0.83	$0.57

Weighted average shares used in computing net income applicable to common stockholders:
Basic	41,975	15,569	11,273

Diluted	45,086	30,833	27,724

See Notes to Consolidated Financial Statements.

TELENAV, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (deficit)	Total Stockholders’ Equity (deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2008	23,084	$50,160	11,225	$11	$2,915	$248	$(28,939)	$(25,765)
Issuance of common stock upon exercise of stock options	—	—	85	—	68	—	—	68
Issuance of common stock upon grant of shares to nonemployee	—	—	10	—	25	—	—	25
Stock-based compensation expense	—	—	—	—	482	—	—	482
Accretion of Series E preferred stock dividend	—	1,208	—	—	—	—	(1,208)	(1,208)
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	156	—	156
Net income	—	—	—	—	—	—	29,618	29,618

Comprehensive income	—	—	—	—	—	—	—	29,774

Balance at June 30, 2009	23,084	51,368	11,320	11	3,490	404	(529)	3,376
Issuance of Series E convertible preferred stock upon exercise of warrants and reclassification of warrant liability	261	3,719	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	478	—	457	—	—	457
Repurchase of common stock	—	—	(201)	—	(210)	—	(1,018)	(1,228)
Accretion of Series E preferred stock dividend	—	954	—	—	—	—	(954)	(954)
Conversion of convertible preferred stock to common stock	(23,345)	(50,952)	23,345	23	50,929	—	—	50,952
Issuance of common stock in the form of a stock dividend to Series E preferred stockholders	—	(5,089)	636	1	5,088	—	—	5,089
Issuance of common stock upon exercise of warrants	—	—	12	—	—	—	—	—
Issuance of common stock in initial public offering	—	—	6,550	7	44,631	—	—	44,638
Stock-based compensation expense	—	—	—	—	4,927	—	—	4,927
Excess tax benefit from employee stock option plans	—	—	—	—	375	—	—	375
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	41,410	41,410

Comprehensive income	—	—	—	—	—	—	—	41,405

Balance at June 30, 2010	—	—	42,140	42	109,687	399	38,909	149,037
Issuance of common stock upon exercise of stock options	—	—	844	1	2,622	—	—	2,623
Repurchases of common stock	—	—	(1,161)	(1)	(3,363)	—	(8,660)	(12,024)
Stock-based compensation expense	—	—	—	—	4,137	—	—	4,137
Excess tax benefit from employee stock option plans	—	—	—	—	1,981	—	—	1,981
Comprehensive income:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	(55)	—	(55)
Unrealized net gain on available-for-sale securities, net of taxes	—	—	—	—	—	193	—	193
Net income	—	—	—	—	—	—	42,574	42,574

Comprehensive income	—	—	—	—	—	—	—	42,712

Balance at June 30, 2011	—	$—	41,823	$42	$115,064	$537	$72,823	$188,466

See Notes to Consolidated Financial Statements.

TELENAV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Fiscal Year Ended June 30,
	2011	2010	2009
Operating activities
Net income	$42,574	$41,410	$29,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,709	5,098	2,453
Accretion of premium on short-term investments	2,630	—	—
Stock-based compensation expense	4,137	4,927	507
Write-off of capitalized software	714	—	—
Revaluation of preferred stock warrants	—	346	843
Excess tax benefit from employee stock option plans	(1,666)	(375)	—
Changes in operating assets and liabilities:
Accounts receivable	6,602	(13,384)	(9,385)
Deferred income taxes	581	(2,645)	(2,476)
Prepaid expenses and other current assets	(6,634)	17	(2,196)
Other assets	964	(1,243)	(908)
Accounts payable	406	587	522
Accrued compensation	2,264	1,799	1,683
Accrued royalties	1,166	(347)	1,417
Accrued expenses and other liabilities	2,315	3,412	59
Income taxes payable	875	1,402	(183)
Deferred revenue	42,043	3,446	1,086

Net cash provided by operating activities	106,680	44,450	23,040

Investing activities
Purchases of property and equipment	(4,898)	(7,375)	(5,368)
Additions to capitalized software	(1,234)	(2,440)	(1,626)
Purchases of short-term investments	(241,269)	—	—
Maturities of short-term investments	17,640	—	—
Proceeds from sales of short-term investments	42,063	—	—

Net cash used in investing activities	(187,698)	(9,815)	(6,994)

Financing activities
Proceeds from exercise of stock options	2,623	457	68
Proceeds from initial public offering, net of costs	—	44,638	—
Proceeds from exercise of Series E preferred stock warrants	—	862	—
Repurchases of common stock	(12,024)	(1,228)	—
Excess tax benefit from employee stock option plans	1,666	375	—

Net cash provided by (used in) financing activities	(7,735)	45,104	68

Effect of exchange rate changes on cash and cash equivalents	(56)	(5)	164
Net increase (decrease) in cash and cash equivalents	(88,809)	79,734	16,278
Cash and cash equivalents, at beginning of period	112,862	33,128	16,850

Cash and cash equivalents, at end of period	$24,053	$112,862	$33,128

Supplemental disclosure of cash flow information
Income taxes paid	$26,995	$23,737	$15,916

Non-cash financing activities
Issuance of common stock in the form of a stock dividend to Series E preferred stockholders	$—	$5,089	$—

See Notes to Consolidated Financial Statements.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and significant accounting policies

Description of business

TeleNav, Inc., also referred to in this report as “we,” “our” or “us,” and our predecessor company were incorporated in October 2009 and September 1999, respectively, in the State of Delaware. We are a leading provider of personalized navigation and location based services, or LBS, that help on-the-go people make daily decisions about “where to go, how to get there, what to do, and even when to go” —and we make it possible across mobile devices, mobile applications, wireless carriers, automobiles, and enterprises, both domestically and abroad. We operate in a single segment. We refer to the fiscal years ended June 30, 2011, 2010 and 2009 as fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Initial Public Offering

In May 2010, we completed our initial public offering, or IPO, whereby 8,050,000 shares of common stock were sold to the public at a price of $8.00 per share. We sold 6,550,000 shares of common stock and selling stockholders sold 1,500,000 common shares. We received $44.6 million in net proceeds, comprised of gross proceeds from shares issued by us in the IPO of $52.4 million, offset by underwriting discounts of $3.7 million and total offering costs of $4.1 million. Upon the closing of the IPO, all shares of convertible preferred stock outstanding automatically converted into 23,345,247 shares of common stock, and we issued a stock dividend of 636,139 shares of common stock to holders of our Series E convertible preferred stock upon the conversion of those preferred shares into common stock.

Basis of presentation

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

Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of technical ownership, there exists a parent-subsidiary relationship between TeleNav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through the aforementioned agreements, we demonstrate our ability and intention to continue to exercise the ability to absorb all of the expected losses and profits of Jitu.

The results of Jitu did not have a material impact on the Company’s overall operating results for fiscal 2011.

Use of estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us are used for revenue recognition and deferred revenue, the fair value of certain warrants, the recoverability of accounts receivable, stock-based compensation, litigation, income taxes and deferred income tax assets and associated valuation allowances. Actual results could differ from those estimates.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue recognition

In October 2009, the Financial Accounting Standards Board, or FASB, issued its revised standard which supersedes certain guidance with respect to accounting for revenue arrangements with multiple deliverables. The revised standard changes the determination of when individual deliverables in a multiple element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across separately identifiable deliverables. We adopted the revised standard prospectively for fiscal 2011 as of July 1, 2010. Adoption of this standard did not have a material impact on our financial position, cash flows or results of operations.

We recognize revenue when persuasive evidence of an arrangement exists, delivery of those services has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We derive our revenue primarily from subscriptions to access our LBS, which are generally provided through wireless carrier customers that offer our services to their subscribers. Revenue is primarily comprised of subscription fees for the use of our LBS, as well as activation fees related to certain services. Our wireless carrier customers pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, or (3) a revenue sharing arrangement that may include a minimum fee per end user, or (4) based on usage or other basis.

We recognize monthly fees related to our services in the month we provide the services. We defer amounts received in advance of the service being provided and recognize the deferred amounts when the monthly service has been provided. We recognize revenue for fixed annual fees for any number of subscribers receiving our services as part of bundles monthly on a straight-line basis over the term of the agreement. Our agreements do not contain general rights of refund once the service has been provided. We also establish allowances for estimated credits subsequently issued to end users by our wireless carrier customers. We defer activation fees received upon the initiation of certain services and recognize the deferred amounts over the estimated average length of subscription to the service, historically 16 months.

We recognize as revenue the amount our wireless carrier customers report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier customers. We are not the principal provider when selling access to our LBS through our wireless carrier customers as the subscribers directly contract with our wireless carrier customers. In addition, we may earn a fixed fee or fixed percentage of fees charged by our wireless carrier customers and our wireless carrier customers have the sole ability to set the price charged to their subscribers for our service. Our wireless carrier customers have direct responsibility for billing and collecting those fees from their subscribers and we and our wireless carrier customers may offer subscribers a 30-day free trial for our service. We provide tiered pricing to certain of our wireless carrier customers based on the number of paying end users in a given month, which may result in a discounted fee per end user depending on the number of end users. Revenue recognized is based on the discounted fees earned for a given period.

We also derive revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize software customization revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue as the vehicles are produced, assuming all other conditions for revenue recognition have been met.

In certain instances, due to the nature and timing of monthly revenue and subscriber reporting from our wireless carrier customers, we may be required to make estimates of the amount of LBS revenue to recognize

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from a wireless carrier customer for the current period. Estimates for revenue include our consideration of certain factors and information, including subscriber data, historical subscription and revenue reporting trends, end user subscription data from our internal systems, and data from comparable distribution channels of our other wireless carrier customers.

We may be required to make estimates of revenue for a given month if wireless carrier customers do not provide us with an LBS revenue report in a timely manner. We record any differences between estimated revenue and actual revenue in the reporting period when we determine the actual amounts. To date, actual amounts have not differed materially from our estimates.

Cost of revenue

Our cost of revenue consists primarily of the cost of third party royalty based data, such as map, points of interest, traffic, gas price and weather data, and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software development costs and stock-based compensation.

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

Foreign currency translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our net income for each year. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates during the year. Equity transactions are translated using historical exchange rates. Foreign currency transaction gain (loss) was $(205,000), $(81,000) and $(223,000) for fiscal 2011, 2010 and 2009, respectively.

Cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in fiscal 2011 and 2010.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of risk and significant customers

Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. We maintain our cash, cash equivalents and short-term investments with well-capitalized financial institutions. Cash equivalents consist primarily of money-market accounts. Our primary customers are wireless carriers and we do not require collateral for accounts receivable. To manage the credit risk associated with accounts receivable, we evaluate the creditworthiness of our wireless carrier customers. We evaluate our accounts receivable on an ongoing basis to determine those amounts not collectible. To date, we are not aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us.

Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 42%, 55% and 61% of revenue for fiscal 2011, 2010 and 2009, respectively. Receivables due from Sprint were 6% and 49% of total accounts receivable at June 30, 2011 and 2010, respectively. Revenue related to services provided through AT&T Mobility LLC., or AT&T, comprised 37%, 34% and 29% of revenue for fiscal 2011, 2010 and 2009, respectively. Receivables due from AT&T were 50% and 38% of total accounts receivable at June 30, 2011 and 2010, respectively. As of June 30, 2011, receivables due from Ford Motor Company, or Ford and T-Mobile were 17% and 11%, respectively. No other customer represented 10% of our revenue or 10% of our receivables for any period presented.

Our map and points of interest data have been provided principally through Tele Atlas North America, Inc., now known as TomTom Maps and Navigation Technologies Corporation or NAVTEQ in fiscal 2011, 2010 and 2009. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.

Fair value of financial instruments

The estimated fair market value of financial instruments, which include cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses, approximates the carrying values of those instruments due to their relatively short maturities.

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

As of June 30, 2011 and 2010, we did not have any Level 3 financial instruments.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We review our property and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. We have not recorded any impairment to our long-lived assets in any of the periods presented.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss), which includes cumulative foreign currency translation gains or losses, and unrealized gains and losses on available-for-sale securities. Foreign currency translation gains (losses) totaled $(55,000), $(5,000) and $156,000 for fiscal 2011, 2010 and 2009, respectively. Net unrealized gains on available-for-sale securities totaled $193,000 for fiscal 2011.

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

Research and software development costs

We expense research and development costs as incurred. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life which generally ranges from 18 to 24 months, depending on the type of application. We capitalized $1.2 million, $2.4 million and $1.6 million of software development costs during fiscal 2011, 2010 and 2009, respectively. Amortization expense related to

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these costs, which has been recorded in cost of revenue, totaled $2.0 million, $939,000 and $418,000 for fiscal 2011, 2010 and 2009, respectively. In addition, we wrote off $714,000 of capitalized software development costs in fiscal 2011 due to impairment. As of June 30, 2011 and 2010 unamortized capitalized software development costs, which were included in deposits and other assets, were $1.8 million and $3.2 million, respectively.

We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $2.1 million, $1.3 million and $828,000 of software development costs during fiscal 2011, 2010 and 2009, respectively. Development costs expensed to cost of revenue totaled $1.8 million, $165,000 and $7,000 for fiscal 2011, 2010 and 2009, respectively. As of June 30, 2011 and 2010 deferred capitalized software development costs, which were included in prepaid expenses and other current assets, and deposits and other assets, were $2.2 million and $1.9 million, respectively.

Advertising expense

Advertising costs are expensed as incurred. Advertising expense was $526,000, $182,000 and $662,000 for fiscal 2011, 2010 and 2009, respectively.

Recent accounting pronouncements

In January 2010, the FASB issued revised guidance intended to improve disclosures related to fair value measurements. This guidance requires new disclosures as well as clarifies certain existing disclosure requirements. New disclosures under this guidance require separate information about significant transfers in and out of Level 1 and Level 2 of the fair value hierarchy and the reason for such transfers, and also require purchases, sales, issuances, and settlements information for Level 3 measurement to be included in the rollforward of activity on a gross basis. The guidance also clarifies the requirement to determine the level of disaggregation for fair value measurement disclosures and the requirement to disclose valuation techniques and inputs used for both recurring and nonrecurring fair value measurements in either Level 2 or Level 3. The revised guidance was effective for interim and annual fiscal years beginning after December 15, 2009, except for disclosure requirements related to Level 3 measurement. We adopted the revised guidance during fiscal 2010 and the adoption did not have a material impact on our consolidated financial statements. The revised accounting guidance for the rollforward of activity on a gross basis for Level 3 fair value measurement will be effective for us in the first quarter of our fiscal 2012, which commences on July 1, 2011. We do not expect the revised guidance to have a material impact on our consolidated financial statements.

In May 2011, the FASB amended fair value measurement and disclosure guidance to achieve convergence with International Financial Reporting Standards or IFRS. The amended guidance clarified existing fair value measurement guidance, revised certain measurement guidance and expanded the disclosure requirements concerning Level 3 fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. Adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In fiscal 2011, we adopted revised standard which supersedes certain guidance with respect to accounting for revenue arrangements with multiple deliverables. The revised standard changes the determination of when individual deliverables in a multiple element arrangement may be treated as separate units of accounting and modifies the manner in which the transaction consideration is allocated across separately identifiable deliveries. The revised standard was effective for our fiscal year beginning July 1, 2010. The adoption of the revised guidance did not have a material impact on our consolidated financial statements.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Net income per share

In May 2010, all of our outstanding convertible preferred stock converted into common stock in connection with our IPO. Prior to our IPO, basic and diluted net income per share applicable to common stockholders were presented in conformity with the two-class method required for participating securities. Our Series E convertible preferred stock was a participating security. Holders of Series E convertible preferred stock were each entitled to receive cumulative dividends, payable prior and in preference to any dividends on any other shares of our capital stock. In the event a dividend was paid on any share of common stock, Series E convertible preferred stockholders were entitled to a proportionate share of any such dividend as if they were holders of common stock (on an as if converted basis).

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

Subsequent to our IPO, basic net income per share is calculated by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and warrants using the treasury-stock method.

As a result of the completion of our IPO during the fourth quarter of fiscal 2010, we allocated income between the preferred and common stockholders on a pro-rata basis over the number of days of the respective periods presented for purposes of determining the income attributable to common stockholders under each of the methods noted above.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net income per share applicable to common stockholders (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2011	2010	2009
Net income applicable to common stockholders:
Net income	$42,574	$41,410	$29,618
Series E preferred cumulative dividends	—	(954)	(1,208)
Undistributed earnings allocated to Series E preferred stockholders	—	(14,896)	(12,691)

Net income applicable to common stockholders	$42,574	$25,560	$15,719

Shares used in computing net income per share applicable to common stockholders:
Basic:
Weighted average common shares used in computing basic net income per share	41,975	15,569	11,273

Diluted:
Weighted average common shares used in computing basic net income per share	41,975	15,569	11,273
Add weighted average effect of dilutive securities:
Stock options	3,111	3,115	2,468
Common stock warrants	—	10	—
Conversion of convertible preferred stock	—	12,139	13,983

Weighted average common shares used in computing diluted net income per share	45,086	30,833	27,724

Net income per share applicable to common stockholders:
Basic	$1.01	$1.64	$1.39

Diluted	$0.94	$0.83	$0.57

The following outstanding shares subject to options, warrants and convertible preferred stock were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
Options to purchase common stock	1,200	574	296
Warrants to purchase common stock	—	—	21
Warrants to purchase Series E convertible preferred stock	—	—	261

	1,200	574	578

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cash and cash equivalents and short-term investments

Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,900	$—	$—	$18,900

Cash equivalents:
Money market mutual funds	5,153	—	—	5,153

Total cash equivalents	5,153	—	—	5,153

Total cash and cash equivalents	24,053	—	—	24,053

Short-term investments:
Asset-backed security	1,032	—	(3)	1,029
Certificate of deposit	2,750	1	—	2,751
Municipal securities	140,705	244	—	140,949
Commercial paper	11,092	3	—	11,095
Corporate bonds	23,357	76	—	23,433

Total short-term investments	178,936	324	(3)	179,257

Cash and cash equivalents and short-term investments	$202,989	$324	$(3)	$203,310

Cash and cash equivalents consisted of the following as of June 30, 2010 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$17,858	$—	$—	$17,858

Cash equivalents:
Money market mutual funds	95,004	—	—	95,004

Total cash equivalents	95,004	—	—	95,004

Cash and cash equivalents	$112,862	$—	$—	$112,862

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$93,315	$93,403
Due within two years	84,511	84,748
Due after two years	1,110	1,106

Total	$178,936	$179,257

As of June 30, 2011, we did not consider any of our investments to be other-than-temporarily impaired.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Fair value of financial instruments

All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$5,153	$5,153	$—	$—

Total cash equivalents	5,153	5,153	—	—

Short-term investments:
Asset-backed security	1,029	—	1,028	—
Certificate of deposit	2,751	—	2,751	—
Municipal securities	140,949	—	140,949	—
Commercial paper	11,095	—	11,095	—
Corporate bonds	23,433	—	23,433	—

Total short-term investments	179,257	—	179,257	—

Cash equivalents and short-term investments	$184,410	$5,153	$179,257	$—

Where applicable, we use quoted prices in active markets for identical assets to determine fair value of Level 2 short-term investments. If quoted prices in active markets for identical assets are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, we use third-party valuations utilizing underlying assets assumptions.

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

We did not have any financial liabilities to value as of June 30, 2011 or 2010.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Property and equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2011	2010
Computers and equipment	$16,988	$13,665
Computer software	3,040	1,749
Furniture and fixtures	713	620
Automobiles	297	193
Leasehold improvements	2,339	2,140

	23,377	18,367
Less accumulated depreciation and amortization	(14,298)	(8,730)

Property and equipment, net	$9,079	$9,637

Depreciation and amortization expense was $5.7 million, $4.1 million and $1.9 million for fiscal 2011, 2010 and 2009, respectively.

6. Commitments and contingencies

Our primary facilities are located in Sunnyvale, California, and Shanghai, Beijing and Xi’an, China, and are leased under noncancelable operating lease arrangements. Future minimum operating lease payments by fiscal year as of June 30, 2011 were as follows (in thousands):

2012	$2,456
2013	3,142
2014	4,871
2015	4,161
2016 and thereafter	18,401

Total minimum lease payments	$33,031

Rent expense was $2.4 million, $2.4 million and $1.7 million for fiscal 2011, 2010 and 2009, respectively.

Purchase obligations

As of June 30, 2011, we had an aggregate of $22.4 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next three fiscal years. The aggregate of $22.4 million of future minimum commitments were comprised of $15.2 million due in fiscal 2012, $6.1 million due in fiscal 2013 and $1.1 million due in fiscal 2014. The above commitment amounts exclude amounts already recorded on the Consolidated Balance Sheet.

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

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, TeleNav responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. TeleNav responded to WRE-Hol’s filing on June 2, 2011. The next step will be a second office action from the Patent Office, which is expected within the next four months. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The plaintiff alleges that certain of our services, including our GPS Navigator and TeleNav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The parties are engaged in fact discovery, which has a cutoff date of April 5, 2012. The court will hold a claim construction hearing on October 24, 2011. We are developing our non-infringement and invalidity defenses in preparation for the case dispositive motions. The parties are to submit case dispositive motions by May 18, 2012. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 11, 2011, Walker Digital, LLC, or Walker Digital, filed a complaint against us and 13 other defendants in the United States District Court for the District of Delaware (Case No. 1:11-CV-00309-SLR), alleging infringement of U.S. Patent No. 6,199,014, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in favor of Walker Digital. On May 10, 2011, we filed an answer denying the allegations. On June 30, 2011, Walker Digital dismissed its complaint against us without prejudice.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 IPO, alleging violations of Sections 11 and 15 of the Securities Act. On March 21, 2011, plaintiff filed an amended complaint purporting to be brought on behalf of all persons who acquired shares of our common stock pursuant to our IPO and alleging that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint sought class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011. On June 2, 2011, following a successful mediation between the parties, the Court entered a stipulation and order regarding settlement and staying all proceedings. A hearing to approve settlement of the case will be held in November 2011. The settlement will include a payment of $3.8 million to resolve all claims as to all defendants to the litigation. The entire settlement amount will be paid by our insurance carrier. We do not anticipate any liability as a result of this matter.

On June 6, 2011, Qaxaz, LLC, or Qaxaz, filed a complaint against us and nine other defendants in the United States District Court for the District of Delaware, Case No. 1:11-cv-00492-LPS, alleging infringement of U.S. Patent No. 7,917,285, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in favor of Qaxaz. On July 29, 2011, we answered the Qaxaz complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, we have received, and expect to continue to receive, demands for indemnification from our wireless carrier customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-K. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our wireless carrier customers in compliance with our contractual commitments. We are not a party to the following cases; however our wireless carrier customers have requested that we indemnify them in connection with such cases:

In 2008, Alltel, AT&T, Sprint and T-Mobile each demanded that we indemnify and defend them against lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”), in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818). The lawsuits allege that the delivery of wireless telephone services infringes U.S. Patents Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 and seek unspecified damages. In 2009, after T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the U.S. Patent & Trademark Office completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers, and we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

In March and May 2009, AT&T and Sprint demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2009, Sprint did the same. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement; however, there continues to be a disagreement as to any additional amounts that might be provided to AT&T as it relates to legal fees and expenses related to the defense of the matter. We do not believe these additional amounts will have a material effect on our financial condition, results of operations, or cash flows.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, and we are presently defending Sprint as a result. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the lawsuit. We have agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations, and are presently defending T-Mobile as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or T-Mobile or AT&T or the potential losses they and we may experience in connection with such litigation. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 27, 2011, Research In Motion was dismissed from the case based on a confidential license and settlement agreement. On June 16, 2011, TeleNav moved to intervene in the Levine litigation in the Eastern District of Texas. On June 29, 2011, the Court granted TeleNav’s motion to intervene. On July 6, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, announced his retirement from the bench effective September 30, 2011. At this time, we cannot reasonably determine whether Judge Everingham’s departure will affect the schedule for claim construction and trial. On July 14, 2011, Levine filed an answer and counterclaim to TeleNav’s declaratory judgment complaint in intervention, asserting patent infringement claims against TeleNav based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, TeleNav answered Levine’s counterclaims of patent infringement. TeleNav shares the same claim construction hearing and trial date as the defendants in the case. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In February 2011, SourceProse, Inc. filed Case No. 1:11-cv-117 in the Western District of Texas, alleging that AT&T, MetroPCS, Sprint, T-Mobile and Verizon each infringe U.S. Patents Nos. 7,142,217 and 7,161,604, both titled “system and method for synchronizing raster and vector map images.” Although the complaint accuses “smart phone devices manufactured by Apple, RIM, Google, HTC, LG, Motorola, Nokia, Palm, Samsung and others,” it does not identify any particular map software or services provided by us or others, and we have received nothing that suggests that the plaintiff believes that the patents at issue read on our products or services. Nonetheless, Sprint and T-Mobile have both demanded that we indemnify and defend them against SourceProse. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood that our products or services will be accused, or of either a favorable or unfavorable outcome if they are, and cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

7. Guarantees and indemnifications

Our agreements with our wireless carrier and automobile manufacturer and OEM customers that offer our LBS generally include certain provisions for indemnifying them against liabilities if our LBS infringe a third party’s intellectual property rights or for other specified matters. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our wireless carrier customers with respect to specific litigation claims in which our wireless carrier customers have been named as defendants. To date, we have not incurred material costs and do not have material liabilities related to such obligations recorded in our consolidated financial statements.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors and officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2011 and 2010.

8. Preferred stock warrants

In January 2006, we issued warrants to purchase 272,684 shares of Series E convertible preferred stock at an exercise price of $3.300492 per share. The warrants, which expired in December 2009, were issued in connection with the December 2004 issuance of $6,000,000 in convertible notes payable. The fair value of the warrants was calculated using the Black-Scholes valuation model and was amortized to interest expense from the date of the issuance of the convertible notes payable in December 2004 through January 2006, the date the notes were converted to Series E convertible preferred stock. Warrants to purchase 11,361 shares were exercised in 2008, and warrants to purchase 261,323 shares were outstanding at June 30, 2009. All remaining outstanding warrants were exercised for cash consideration totaling $862,000 as of December 31, 2009.

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

During fiscal 2010 and 2009, we recognized total other expense of $346,000 and $843,000, respectively, to reflect the change in fair value of preferred stock warrants. As of December 31, 2009, all remaining outstanding warrants had been exercised and a total of $2.9 million was reclassified from warrant liability to preferred stock.

9. Convertible preferred stock and stockholders’ equity (deficit)

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

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible preferred stock

In connection with our IPO in May 2010, our previously authorized and outstanding convertible preferred stock was converted into common stock. All of our convertible preferred stock outstanding converted into 23,345,247 shares of common stock based on the shares of convertible preferred stock outstanding and we issued 636,139 shares of our common stock in the form of a stock dividend to the holders of our Series E convertible preferred stock upon the completion of the IPO. Holders of Series E convertible preferred stock were each entitled to receive cumulative dividends, payable in cash or stock at our option, at the rate of $0.13272 per share per annum. The cumulative dividend became a fixed amount without further cumulation as of April 15, 2010.

Undesignated preferred stock

In October and December 2009, we received approval from our board of directors and stockholders, respectively, to amend our certificate of incorporation upon the closing of our IPO to authorize 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. In connection with the closing of our IPO, we filed an amended and restated certificate of incorporation that removed the previously authorized convertible preferred stock (after conversion of all such shares outstanding to common stock) and authorized 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. The undesignated preferred stock may be issued from time to time at the discretion of our board of directors. As of June 30, 2011 and 2010, no shares of undesignated preferred stock were issued or outstanding.

Common stock

We are authorized to issue 600,000,000 shares of $0.001 par value stock. The holders of each share of common stock have the right to one vote.

Stock repurchase program

On November 15, 2010, we announced that our Board of Directors authorized a program for the repurchase of up to $20 million of our shares of common stock through open market purchases. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations. Under this program, we utilized $12.0 million of cash to repurchase 1,160,643 shares of our common stock at an average purchase price of $10.36 per share during fiscal 2011. The repurchased shares are being held as treasury shares. As of June 30, 2011, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $8.0 million.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during fiscal 2011, we reduced common stock and APIC by an aggregate of $3.4 million and charged $8.6 million to retained earnings.

In addition to our stock repurchase program, during fiscal 2010 we repurchased from two of our former employees a total of 200,590 shares of our common stock at the then current fair market value, for a total of $1.2 million.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock warrants

In connection with our IPO in May 2010, an outstanding warrant to purchase 20,833 shares of common stock was net exercised for 12,239 shares of our common stock. No warrants to purchase common stock were outstanding as of June 30, 2011 and 2010.

Stock option plans

Under our 1999 Stock Option Plan, or 1999 Plan, 2002 Executive Stock Option Plan, or 2002 Plan, and 2009 Equity Incentive Plan, or 2009 Plan, eligible employees, directors, and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units through the receipt of such awards as authorized by our board of directors. Incentive stock options may be granted only to employees to purchase our common stock at prices equal to or greater than the fair market value on the date of grant. Nonqualified stock options to purchase our common stock may be granted at prices not less than 85% of the fair market value on the date of grant. Options generally vest monthly over a four-year period beginning from the date of grant and generally expire 10 years from the date of grant. Prior to our IPO, we granted options outside of our stock option plans with terms substantially similar to the terms of options granted under our plans.

As of June 30, 2011, we had reserved 2,083,333 shares of common stock for issuance under the 2009 Plan. On the first day of each of our fiscal years, beginning with the 2012 fiscal year, the number of shares available and reserved for issuance under the 2009 Plan will be annually increased by an amount equal to the lesser of 1,666,666 shares of common stock; 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or an amount determined by our board of directors.

A summary of our stock option activity is as follows (in thousands, except per share amounts):

	Options outstanding
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of June 30, 2010	5,863	$3.50
Granted	2,651	7.52
Exercised	(843)	3.11
Canceled	(484)	6.87

Balance as of June 30, 2011	7,187	$4.79	7.09	$92,969

As of June 30, 2011:
Options vested and expected to vest	6,947	$4.68	7.01	$90,659
Options exercisable	3,664	$2.20	5.34	$56,904

During fiscal 2011, 2010 and 2009, the total cash received from the exercise of stock options was $2.6 million, $457,000 and $68,000, respectively. During fiscal 2011, 2010 and 2009, the total intrinsic value of stock options exercised was $7.0 million, $2.3 million and $169,000, respectively.

During fiscal 2011, we granted restricted stock units totaling 57,000 shares, which vest over three years. As of June 30, 2011, restricted stock units outstanding totaled 57,000 shares with a weighted average remaining contractual life of 1.29 years and an aggregate intrinsic value of $1.0 million. Restricted stock units vested and expected to vest totaled 52,677 shares with a weighted average remaining contractual life of 1.28 years and an aggregate intrinsic value of $934,000.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2011 and 2010, there were a total of approximately 402,000 and 2.6 million shares, respectively, available for grant under our stock option and equity incentive plans.

Stock-based compensation

The following table summarizes the stock-based compensation expense recorded for stock options issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
Cost of revenue	$97	$18	$4
Research and development	1,965	2,604	237
Selling and marketing	1,003	516	155
General and administrative	1,072	1,789	111

Total stock-based compensation expense	$4,137	$4,927	$507

In May 2010, we recorded a stock-based compensation charge in the amount of $2.8 million associated with options granted in 2006 to our founders which vested upon the closing of our IPO.

Commencing in December 2006 until our IPO, we generally obtained contemporaneous valuation analyses prepared by an unrelated third party valuation firm in order to assist us in determining the fair value of our common stock. Prior to the completion of our IPO, our board of directors considered these reports when determining the fair value of our common stock and related exercise prices of option awards on the date such awards were granted. We have also used these contemporaneous third party valuations for purposes of determining the Black-Scholes fair value of our stock option awards and related stock-based compensation expense.

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

	Fiscal Year Ended June 30,
	2011	2010	2009
Dividend yield	—	—	—
Expected volatility	56%	74%	72%
Expected term (in years)	4.50	4.85	4.76
Risk-free interest rate	1.61%	2.36%	2.46%
Weighted average fair value per share at grant date	$3.51	$4.75	$2.04

Dividend yield. We have never declared or paid any cash dividends on our common stock and do not plan to pay cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the valuation model.

Expected volatility. Due to the limited historical public market trading data for our common stock, the expected volatility used is based on the historical volatility of various comparable companies. In evaluating similarity, we considered factors such as industry, stage of a company’s life cycle, revenue and market capitalization.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At June 30, 2011, the total unrecognized stock-based compensation cost related to employee options was $11.3 million, net of estimated forfeitures and will be amortized over a weighted-average period of 2.9 years. The total fair value of stock options that vested during fiscal 2011, 2010 and 2009, was $4.2 million, $700,000 and $457,000, respectively. At June 30, 2011, the total unrecognized stock-based compensation cost related to restricted stock units was $287,000, net of estimated forfeitures and will be amortized over a weighted average period of 2.29 years. No restricted stock units vested during fiscal 2011.

Shares reserved for future issuance

Common stock reserved for future issuance was as follows (in thousands):

June 30, 2011
Stock options outstanding	7,187
Restricted stock units outstanding	57
Available for future grants of stock options or restricted stock units	402

Total common shares reserved for future issuance	7,646

10. Income taxes

The domestic and foreign components of income (loss) before provisions for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
United States.	$69,233	$68,802	$44,211
Foreign	534	(799)	(2,695)

	$69,767	$68,003	$41,516

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
Current income taxes:
Federal	$21,100	$23,228	$12,490
State	5,396	5,461	1,872
Foreign	245	18	12

Total current income taxes	26,741	28,707	14,374

Deferred income taxes:
Federal	(599)	(1,822)	(1,966)
State	1,051	(292)	(510)

Total deferred income taxes	452	(2,114)	(2,476)

Total provision for income taxes	$27,193	$26,593	$11,898

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
Tax at federal statutory tax rate	$24,418	$23,801	$14,531
State taxes—net of federal benefit	4,191	3,516	707
Non-deductible expenses	143	464	195
Research and development credits	(652)	(307)	(393)
Section 199 deduction	(1,252)	(1,084)	—
Foreign income taxed at different rates	58	298	955
Stock-based compensation expense	763	617	146
Other	(476)	(450)	120
Change in valuation allowance	—	(262)	(4,363)

Total provision for income taxes	$27,193	$26,593	$11,898

Our effective tax rate for fiscal 2011 and fiscal 2010 was 39%.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	June 30,
	2011	2010
Deferred tax assets:
Federal, state and foreign net operating losses	$2,812	$3,451
Federal and state tax credits	256	309
Stock-based compensation	1,493	1,260
Accrued expenses and reserves	4,407	4,100

Total deferred tax assets:	8,968	9,120

Deferred tax liabilities:
Property and equipment	(875)	(269)
Capitalized software	(1,486)	(2,061)
Unrealized gains	(117)	—

Total deferred tax liabilities:	(2,478)	(2,330)

Net deferred tax assets:	6,490	6,790
Valuation allowance	(1,950)	(1,669)

Net deferred tax assets:	$4,540	$5,121

During fiscal 2011, the net increase to the valuation allowance was $281,000 primarily for California net operating loss carryforwards that are not expected to be realized due to the expected effect of the California single sales factor apportionment election and the level of forecasted taxable income in the state. As of June 30, 2011, the valuation allowance is attributable to both state and foreign net operating losses.

As of June 30, 2011, we had federal and state net operating loss carryforwards for income tax purposes of $2.5 million and $9.7 million, respectively. These loss carryforwards will begin to expire in 2021 for federal purposes and 2013 for state purposes. In addition, we have federal research and development tax credit carryforwards of $384,000 as of June 30, 2011. The federal research credits will begin to expire in 2023. The carryforwards assets and certain credits are subject to annual limitation under Internal Revenue Code Section 382.

As of June 30, 2011, we also have foreign net operating loss carryforwards of $5.2 million, which expire in fiscal 2012. Due to uncertainty regarding our ability to utilize the foreign net operating loss carryforwards, we have continued to maintain a full valuation allowance for these deferred tax assets.

On September 30, 2008, the State of California enacted Assembly Bill 1452 into law which, among other provisions, suspended net operating loss deductions for our fiscal 2009 and 2010, extends for two years the carryforward period of any net operating losses not utilized due to such suspension, and limits the utilization of research and development credit carryforwards to no more than 50% of the tax liability before credits. The new tax law deferred the utilization of our California net operating loss carryforwards. On October 8, 2010, California enacted the Budget Act of 2010, which extends the suspension of net operating loss deductions to our fiscal 2011 and fiscal 2012.

We adopted the FASB standard for accounting for uncertainty in income taxes at the beginning of fiscal 2010. As of June 30, 2011, our cumulative unrecognized tax benefit was $4.5 million, of which $647,000 was

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

netted against deferred tax assets. Upon adoption, we recognized no adjustment in the liability for unrecognized income tax benefits. During fiscal 2011, the cumulative unrecognized tax benefit increased by $1.6 million. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	June 30, 2011	June 30, 2010
Unrecognized tax benefit—Beginning	$2,924	$1,149
Increase in tax positions taken during the current period	1,578	1,308
Increase in tax positions taken during the prior period	96	467
Decrease in tax positions taken during the prior period	(78)	—

Unrecognized tax benefit—Ending	$4,520	$2,924

Included in the balance of unrecognized tax benefits at June 30, 2010 and 2011 were $2.3 million and $3.7 million, respectively, that, if recognized, would affect the effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, California, various states, and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remain open for fiscal 2000 through 2011 in U.S. and state jurisdictions, and for fiscal 2005 through 2011 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. The Internal Revenue Service, or IRS, is conducting an examination of our U.S. federal income tax returns for fiscal 2009 and 2010. As of June 30, 2011, the IRS has concluded an audit of our fiscal 2008 U.S. federal income tax return which resulted in no adjustments that have a material impact to our financial statements.

We believe it was reasonably possible that, as of June 30, 2011, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $1.1 million in the next 12 months. We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. We had accrued $157,000 and $47,000 for the payment of interest and penalties at June 30, 2011 and 2010, respectively.

11. Segment information

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

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by geographic region is based on the billing address of our wireless carrier customers. The following table sets forth revenue and property and equipment by geographic region (in thousands):

	Fiscal Year Ended June 30,
	2011	2010	2009
Revenue
United States	$201,414	$166,223	$106,902
International	9,077	4,939	3,978

Total revenue	$210,491	$171,162	$110,880

Property and equipment
United States	$7,180	$7,735	$5,702
International	1,899	1,902	913

Total property and equipment, net	$9,079	$9,637	$6,615

12. Related party transactions

In February 2005, we granted a long-term and noninterest-bearing loan of $200,000 to the general manager of our China operations. The balance of the loan was $75,000 and $110,000 as of June 30, 2011 and 2010, respectively. The loan is secured by the employee’s personal residence in China, as well as certain of the employee’s shares of our common stock. The loan is due in February 2012, or upon the employee’s termination of employment with us. The loan is repayable through a bonus to the employee of approximately $30,000 per year starting in the 2007 calendar year, contingent upon the employee’s continued employment with us.

13. Employee savings and retirement plan

We sponsor a defined contribution plan under Internal Revenue Code Section 401(k), or the 401(k) Plan. Most of our U.S. employees are eligible to participate following the start of their employment, at the beginning of each calendar month. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. We pay the direct expenses of the 401(k) Plan and beginning in July 2006, we began to match employee contributions up to 4% of an employee’s salary. Contributions made by us are subject to certain vesting provisions. We made matching contributions and recorded expense of $1.3 million, $1.0 million and $720,000 for fiscal 2011, 2010 and 2009, respectively.

14. Quarterly financial data (unaudited)

Summarized quarterly financial information for fiscal 2011 and 2010 is as follows (in thousands):

	Three Months Ended
Consolidated statements of income data (in thousands)	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011
	(unaudited)
Revenue	$36,048	$40,503	$45,101	$49,510	$51,100	$48,022	$57,110	$54,259
Gross profit	28,981	33,613	37,928	41,159	42,248	39,194	44,371	43,958
Net income	8,121	10,136	12,541	10,612	12,358	10,040	11,165	9,011
Net income per share applicable to common stockholders:
Basic	$0.38	$0.47	$0.58	$0.32	$0.29	$0.24	$0.27	$0.22
Diluted	$0.15	$0.19	$0.23	$0.24	$0.27	$0.22	$0.25	$0.20

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Beginning Balance	Additions (Recoveries)	Write-off/ Reductions	Ending Balance
Trade Receivable Allowances:
Year Ended June 30, 2009	$20	$239	$(30)	$229

Year Ended June 30, 2010	$229	$1,685	$(1,668)	$246

Year Ended June 30, 2011	$246	$3,982	$(3,872)	$356

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/10

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/09

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/10

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/09

10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/09

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/09

10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/09

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder to be in effect upon the closing of this offering.	S-1	10.4	10/30/09

10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/09

10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/09

10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/09

10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/09

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/09

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/09

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/09

10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/09

10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/09

10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/09

10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/09

10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/10

10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/10

10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/10

10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/10

10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/10

10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/10

10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/09

10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/09

10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/09

10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/09

10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/10

10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/10

10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/11

10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/09

10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/10

10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/10

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/10

10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/10

10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/10

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/10

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/09

10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/10

10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/10

10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/10

10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/10

10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/10

10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/10

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/10

10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/10

10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/10

10.19*	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	Filed herewith

21.1	Subsidiaries of the registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.