Form 10-Q
period 2011-09-30
TeleNav, Inc.
filed 2011-11-07
CIK 1474439

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2011, there were approximately 41,264,325 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2011	June 30, 2011
	(unaudited)	(audited)
Assets
Current assets:
Cash and cash equivalents	$32,141	$24,053
Short-term investments	161,080	179,257
Accounts receivable, net of allowances of $381 and $356 at September 30, 2011 and June 30, 2011, respectively	20,983	30,711
Deferred income taxes, current	2,912	2,951
Prepaid expenses and other current assets	11,472	9,654

Total current assets	228,588	246,626
Property and equipment, net	12,055	9,079
Deferred income taxes, non-current	2,129	1,589
Deposits and other assets	5,104	3,333

Total assets	$247,876	$260,627

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,097	$3,176
Accrued compensation	6,757	7,847
Accrued royalties	3,062	4,154
Other accrued expenses	4,251	4,308
Deferred revenue	30,281	48,490
Income taxes payable	1,060	49

Total current liabilities	50,508	68,024
Other liabilities	6,147	4,137
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 43,230 issued and 41,192 outstanding at September 30, 2011; 42,984 shares issued and 41,823 outstanding at June 30, 2011	41	42
Additional paid-in capital	115,120	115,064
Accumulated other comprehensive income	386	537
Retained earnings	75,674	72,823

Total stockholders’ equity	191,221	188,466

Total liabilities and stockholders’ equity	$247,876	$260,627

See accompanying Notes to Condensed Consolidated Financial Statements

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,
	2011	2010
Revenue	$52,732	$51,100
Cost of revenue	10,316	8,852

Gross profit	42,416	42,248

Operating expenses:
Research and development	16,479	13,027
Sales and marketing	7,467	4,726
General and administrative	6,250	3,746

Total operating expenses	30,196	21,499

Income from operations	12,220	20,749
Other income, net	492	197

Income before provision for income taxes	12,712	20,946
Provision for income taxes	4,528	8,588

Net income	$8,184	$12,358

Net income per share:
Basic	$0.20	$0.29

Diluted	$0.18	$0.27

Weighted average shares used in computing net income per share:
Basic	41,550	42,151

Diluted	45,006	44,939

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,
	2011	2010
Operating activities
Net income	$8,184	$12,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,159	1,938
Accretion of premium on short-term investments	1,132	—
Stock-based compensation expense	1,181	852
Write-off of capitalized software	—	691
Excess tax benefits from employee stock option plans	(521)	—
Changes in operating assets and liabilities:
Accounts receivable	9,728	(19,944)
Deferred income taxes	258	332
Prepaid expenses and other current assets	(1,802)	(1,030)
Other assets	(712)	(838)
Accounts payable	198	(1,152)
Accrued compensation	(1,090)	(1,484)
Accrued royalties	(1,092)	614
Accrued expenses and other liabilities	2,032	449
Income taxes payable	1,717	4,840
Deferred revenue	(18,336)	22,622

Net cash provided by operating activities	3,036	20,248

Investing activities
Purchases of property and equipment	(2,816)	(1,512)
Additions to capitalized software	(615)	(340)
Purchases of short-term investments	(28,024)	(81,128)
Maturities of short-term investments	19,400	—
Proceeds from sales of short-term investments	25,562	—
Acquisitions, net of cash acquired	(1,768)	—

Net cash provided by (used in) investing activities	11,739	(82,980)

Financing activities
Proceeds from exercise of stock options	769	44
Repurchase of common stock	(7,933)	—
Excess tax benefit from employee stock option plans	521	—

Net cash (used in) provided by financing activities	(6,643)	44

Effect of exchange rate changes on cash and cash equivalents	(44)	(89)

Net increase (decrease) in cash and cash equivalents	8,088	(62,777)
Cash and cash equivalents, at beginning of period	24,053	112,862

Cash and cash equivalents, at end of period	$32,141	$50,085

Supplemental disclosure of cash flow information
Income taxes paid	$1,266	$3,026

See accompanying Notes to Condensed Consolidated Financial Statements

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies

Description of business

TeleNav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of personalized navigation and location based services, or LBS, that help on-the-go people make daily decisions about “where to go, how to get there, what to do, and even when to go” —and we make it possible across mobile devices, mobile applications, wireless carriers, automobiles, and enterprises, both domestically and abroad. We operate in a single segment. Our fiscal year ends on June 30 and in this report we refer to the fiscal year ended June 30, 2011 as “fiscal 2011” and the fiscal year ending June 30, 2012 as “fiscal 2012.”

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

Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of technical ownership, there exists a parent-subsidiary relationship between TeleNav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses and profits of Jitu. The results of Jitu did not have a material impact on our overall operating results for the three months ended September 30, 2011 and 2010.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2011, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, or Form 10-K, filed on September 9, 2011 with U.S. Securities and Exchange Commission (the “SEC”).

With the exception of our policy for long-lived assets discussed below, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K.

Use of estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, the recoverability of accounts receivable, the fair value of stock awards issued, the determination of income taxes and the recoverability of deferred tax assets. Actual results could differ from those estimates.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 39% and 51% of revenue for the three months ended September 30, 2011 and 2010, respectively. Receivables due from Sprint were 8% and 6% of total accounts receivable at September 30, 2011 and June 30, 2011, respectively. Revenue related to services provided through AT&T Inc., or AT&T, comprised 38% and 36% of revenue for three months ended September 30, 2011 and 2010, respectively. Receivables due from AT&T were 48% and 50% of total accounts receivable at September 30, 2011 and June 30, 2011, respectively. As of September 30, 2011 and June 30, 2011, receivables due from Ford Motor Company, or Ford were 11% and 17% of total accounts receivable, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.

Our map and points of interest data have been provided principally through Tele Atlas North America, Inc., now known as TomTom Maps, and Navigation Technologies Corporation, or NAVTEQ, in the three months ended September 30, 2011 and 2010. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.

Long-lived assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. We have not recorded any impairment to our long-lived assets in any of the periods presented.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss), which includes cumulative foreign currency translation gains or losses and unrealized gains or losses on marketable securities, net of tax. Comprehensive income totaled $8.0 million and $12.2 million for the three months ended September 30, 2011 and 2010, respectively.

Recent accounting pronouncements

There have been no new accounting pronouncements during the three months ended September 30, 2011, with the exception of those discussed below, as compared to the recent accounting pronouncements described in our Form 10-K, that are of significance to us.

In June 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the current option to present the components of other comprehensive income as part of the statement of equity. The amendment becomes effective retrospectively for our interim period ending September 30, 2012 and earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

2. Net income per share

Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options using the treasury-stock method.

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2011	2010
Net income	$8,184	$12,358

Shares used in computing net income per share:
Basic:
Weighted average common shares used in computing basic net income per share	41,550	42,151

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended September 30,
	2011	2010
Diluted:
Weighted average common shares used in computing basic net income per share	41,550	42,151
Add weighted average effect of dilutive securities:
Stock options	3,456	2,788

Weighted average common shares used in computing diluted net income per share	45,006	44,939

Net income per share:
Basic	$0.20	$0.29

Diluted	$0.18	$0.27

The following outstanding shares subject to options were excluded from the computation of diluted net income per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended September 30,
	2011	2010
Options to purchase common stock	90	608

3. Cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three months ended September 30, 2011 and 2010.

Cash and cash equivalents and short-term investments consisted of the following as of September 30, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$19,397	$—	$—	$19,397

Cash equivalents:
Money market mutual funds	8,438	—	—	8,438
Municipal securities	3,207	—	(1)	3,206
Commercial paper	1,100	—	—	1,100

Total cash equivalents	12,745	—	(1)	12,744

Total cash and cash equivalents	32,142	—	(1)	32,141

Short-term securities:
Asset-backed security	1,024	—	—	1,024
Certificate of deposit	2,750	5	—	2,755
Municipal securities	130,853	254	—	131,107
Commercial paper	2,991	3	—	2,994
Corporate bonds	23,247	—	(47)	23,200

Total short-term investments	160,865	262	(47)	161,080

Cash and cash equivalents and short-term investments	$193,007	$262	$(48)	$193,221

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Cash and cash equivalents consisted of the following as of June 30, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,900	$—	$—	$18,900

Cash equivalents:
Money market mutual funds	5,153	—	—	5,153

Total cash equivalents	5,153	—	—	5,153

Total cash and cash equivalents	24,053	—	—	24,053

Short-term investments:
Asset-backed security	1,032	—	(3)	1,029
Certificate of deposit	2,750	1	—	2,751
Municipal securities	140,705	244	—	140,949
Commercial paper	11,092	3	—	11,095
Corporate bonds	23,357	76	—	23,433

Total short-term investments	178,936	324	(3)	179,257

Cash and cash equivalents and short-term investments	$202,989	$324	$(3)	$203,310

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$110,084	$110,213
Due within two years	50,782	50,868

Total	$160,866	$161,081

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of investment income. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and its intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2011, we did not consider any of our investments to be other-than-temporarily impaired.

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

Where applicable, we use quoted prices in active markets for similar assets to determine fair value of Level 2 short-term investments. If quoted prices in active markets for similar assets are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for similar assets are not available, we use third-party valuations utilizing underlying assets assumptions.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at September 30, 2011 (in thousands):

	Fair Value Measurements at September 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$8,438	$8,438	$—	$—
Municipal securities	3,206	—	3,206	—
Commercial paper	1,100	—	1,100	—

Total cash equivalents	12,744	8,438	4,306	—

Short-term investments:
Asset-backed security	1,024	—	1,024	—
Certificate of deposit	2,755	—	2,755	—
Municipal securities	131,106	—	131,106	—
Commercial paper	2,995	—	2,995	—
Corporate bonds	23,200	—	23,200	—

Total short-term investments	161,080	—	161,080	—

Cash equivalents and short-term investments	$173,824	$8,438	$165,386	$—

The fair values of our financial instruments were determined using the following inputs at June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$5,153	$5,153	$—	$—

Total cash equivalents	5,153	5,153	—	—

Short-term investments:
Asset-backed security	1,029	—	1,028	—
Certificate of deposit	2,751	—	2,751	—
Municipal securities	140,949	—	140,949	—
Commercial paper	11,095	—	11,095	—
Corporate bonds	23,433	—	23,433	—

Total short-term investments	179,257	—	179,257	—

Cash equivalents and short-term investments	$184,410	$5,153	$179,257	$—

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2011 or June 30, 2011.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

5. Commitments and contingencies

Operating lease and purchase obligations

As of September 30, 2011, we had future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

	Payments due by period
	Total	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter
Operating lease obligations	$32,678	$1,857	$3,248	$4,984	$4,188	$3,962	$14,439
Purchase obligations	23,725	15,639	6,901	1,182	3	—	—

Total contractual obligations	$56,403	$17,496	$10,149	$6,166	$4,191	$3,962	$14,439

Contingencies

From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When we believe a loss or a cost of indemnification is probable and can be reasonably estimated, we accrue the estimated loss or cost of indemnification in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss or cost of indemnification, if any, is probable and can be reasonably estimated or the outcome becomes known. We expense legal fees related to these matters as they are incurred.

On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, TeleNav responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, TeleNav responded to WRE-Hol’s filing. The next step will be a second office action from the Patent Office. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The plaintiff alleges that certain of our services, including our GPS Navigator and TeleNav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The parties are engaged in fact discovery, which has a cutoff date of April 5, 2012. The court held a claim construction hearing on October 28, 2011. The parties have agreed to hold an Alternative Dispute Resolution teleconference on November 21, 2011 to discuss the schedule for mediation. We are developing our non-infringement and invalidity defenses in preparation for the case dispositive motions. The parties are to submit case dispositive motions by May 18, 2012. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

On June 6, 2011, Qaxaz, LLC, or Qaxaz, filed a complaint against us and nine other defendants in the United States District Court for the District of Delaware, Case No. 1:11-cv-00492-LPS, alleging infringement of U.S. Patent No. 7,917,285, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in favor of Qaxaz. On July 29, 2011, we answered the Qaxaz complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On October 4, 2011 the parties stipulated to dismissal without prejudice of all claims against us and all counterclaims brought by us. On October 6, 2011 the Court entered the stipulated dismissal.

On September 9, 2011, Parallel Iron, LLC, or Parallel Iron, filed a complaint against us and 14 other defendants in the United States District Court for the District of Delaware (Case No. 11-cv-799 HB), alleging infringement of U.S. Patent No. 7,415,565, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in its favor. On November 4, 2011, we answered the Parallel Iron Complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”), in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818). The lawsuits allege that the delivery of wireless telephone services infringes U.S. Patents Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 and seek unspecified damages. In 2009, after T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the U.S. Patent & Trademark Office completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

In March 2009, AT&T demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement; however, there continues to be a disagreement as to any additional amounts that might be provided to AT&T as it relates to legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur a loss; however, we do not believe these additional amounts will have a material effect on our financial condition, results of operations, or cash flows.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, and we are presently defending Sprint as a result. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We have agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations, and are presently defending T-Mobile as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or T-Mobile or AT&T or the potential losses they and we may experience in connection with such litigation. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 16, 2011, TeleNav moved to intervene in the Levine litigation in the Eastern District of Texas. On June 27, 2011, Research In Motion was dismissed from the case based on a confidential license and settlement agreement. On June 29, 2011, the Court granted our motion to intervene. On July 14, 2011, Levine filed an answer and

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine’s counterclaims of patent infringement. On September 30, 2011, Intermec was dismissed from the case. Also effective on September 30, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, retired from the bench. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. At this time, we cannot reasonably determine whether the change in judges will affect the trial date. At this point, the case schedule has not changed. We share the same claim construction hearing and trial date as the defendants in the case. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows or overall trends in results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. Nevertheless, were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our business, financial position, cash flows or overall trends in results of operations.

6. Guarantees and indemnifications

Our agreements with our wireless carrier, automobile manufacturer and original equipment manufacturer, or OEM, customers that offer our LBS generally include certain provisions for indemnifying them against liabilities if our LBS infringe a third party’s intellectual property rights or for other specified matters. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our wireless carrier customers with respect to specific litigation claims in which our wireless carrier customers have been named as defendants. To date, we have not incurred material costs and do not have material liabilities related to such obligations recorded in our condensed consolidated financial statements.

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors and officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of September 30, 2011 and June 30, 2011.

7. Stock-based compensation

Under our 2002 Executive Stock Option Plan and 2009 Equity Incentive Plan, eligible employees, directors and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units through the receipt of such awards as authorized by our board of directors. Incentive stock options may be granted only to employees to purchase our common stock at prices equal to or greater than the fair market value on the date of grant. Nonqualified stock options to purchase our common stock may be granted at prices not less than 85% of the fair market value on the date of grant. Options generally vest monthly over four years and generally expire 10 years from the date of grant. Prior to our initial public offering, we also granted options outside of our stock option plans with terms substantially similar to the terms of options granted under our plans.

Stock option activity for the three months ended September 30, 2011 was as follows (in thousands):

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Number of Shares
Options outstanding as of June 30, 2011	7,187
Granted	465
Exercised	(239)
Cancelled	(115)

Options outstanding as of September 30, 2011	7,298

Information regarding stock options outstanding at September 30, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	7,298	$5.08	6.99	$30,679
Options vested and expected to vest	7,060	$4.97	6.92	$30,385
Options exercisable	3,692	$2.38	5.19	$34,384

As of September 30, 2011, restricted stock units outstanding totaled 46,333 shares with a weighted average remaining contractual life of 1.32 years and an aggregate intrinsic value of $411,000. Restricted stock units vested and expected to vest totaled 43,255 shares with a weighted average remaining contractual life of 1.32 years and an aggregate intrinsic value of $384,000.

As of September 30, 2011 and June 30, 2011, there were a total of approximately 1,719,000 and 402,000 shares available for grant under our stock option and equity incentive plans.

The following table summarizes the stock-based compensation expense recorded for stock options and restricted stock units issued to employees and nonemployees (in thousands):

	Three Months Ended September 30,
	2011	2010
Cost of revenue	$27	$25
Research and development	602	493
Selling and marketing	215	151
General and administrative	336	183

Total stock-based compensation expense	$1,180	$852

We use the Black-Scholes pricing model to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock-based awards granted during the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011	2010
Expected volatility	63%	55%
Expected term (in years)	4.50	4.50
Risk-free interest rate	0.96%	1.33%
Dividend yield	—	—

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

8. Stock repurchase program

On November 15, 2010, we announced that our Board of Directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program depended on market conditions and other considerations. Under this program, we utilized $7.9 million of cash to repurchase 877,100 shares of our common stock at an average purchase price of $9.04 per share during the three months ended September 30, 2011. Through September 30, 2011, we had utilized a total of $20.0 million of cash to repurchase 2,037,743 shares of our common stock at an average purchase price of $9.79 per share under this program. The repurchased shares are being held as treasury shares. As of September 30, 2011, we had completed this program.

We used the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the three months ended September 30, 2011, we reduced common stock and APIC by an aggregate of $2.6 million and charged $5.3 million to retained earnings.

9. Income taxes

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate was 36% and 41% for the three months ended September 30, 2011 and 2010, respectively. Our provision for income taxes was higher than the tax computed at the U.S. federal statutory income tax rate due primarily to state taxes and nondeductible stock-based compensation, partially offset by the deduction for Domestic Production Activities, the research and development credit and tax exempt income.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2011 and June 30, 2011, our cumulative unrecognized tax benefits were $3.4 million and $4.5 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2011 and 2010 is $2.6 million and $3.7 million, respectively, that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. We had accrued $103,000 and $157,000 for the payment of interest and penalties at September 30, 2011 and June 30, 2011, respectively.

We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have subsidiaries. In the three months ended September 30, 2011, the IRS concluded its audit of our fiscal 2009 and 2010 tax returns, which resulted in no adjustments having a material impact on our condensed consolidated financial statements. The statute of limitations remains open for fiscal 2011 through 2012 in the U.S., for fiscal 2007 through fiscal 2012 in state jurisdictions, and for fiscal 2006 through 2012 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

10. Acquisition

On September 2, 2011, we completed our acquisition of privately-held Goby Technologies, Inc., or Goby, a Boston-based local search engine and mobile application developer focused on offering users an easy way to explore and discover events and activities based on location. The transaction was accounted for under the acquisition method of accounting. The total fair value of purchase consideration, comprised entirely of cash paid, was approximately $2.0 million. As a result, we acquired approximately $1.0 million of net tangible assets and $930,000 of identifiable intangible assets consisting of developed technology. In addition, we recorded $84,000 of goodwill. We expect to amortize the developed technology intangible asset over a period of three years, beginning in the second half of fiscal 2012. The impact of this acquisition was not material to our condensed consolidated balance sheets or results of operations.

11. Subsequent events

On October 27, 2011, we announced that our Board of Directors authorized a second program for the repurchase of up to $20.0 million, inclusive of broker fees, of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations.

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

In this Form 10-Q, “we,” “us” and “our” refer to TeleNav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2011 as “fiscal 2011” and the fiscal year ending June 30, 2012 as “fiscal 2012.”

Overview

Our mission is to make people’s lives easier, less stressful, fun, and more productive when they are on the go. Our personalized navigation services “get you and get you there” and help on-the-go people make daily decisions about “where to go, how to get there, what to do, and even when to go”—and we make it possible across mobile devices, wireless carriers, connected cars, mobile applications and enterprises, both domestically and abroad. In the three months ended September 30, 2011, we had a monthly average of 26.0 million paying end users. In addition to paying end users, as of September 30, 2011 we had in excess of 1.5 million users of our freemium offerings.

As a leading provider of personalized navigation and location based services, or LBS, we believe we are well positioned to capitalize on growing market opportunities to reach new customers and serve more people in more places with features such as location based search, voice-guided navigation and real-time traffic. By using the most integral tools of their daily lives, their mobile phones, vehicles and computers, end user consumers can access our personalized navigation services and LBS almost anytime and anywhere—in both personal and professional settings.

End users, wireless carriers, automobile manufacturers and original equipment manufacturers, or OEMs, advertisers and agencies, and enterprises are our customers. We generate revenue from recurring service subscriptions, fixed fee arrangement, software licenses, premium services, mobile advertising and local commerce. End users through recurring subscriptions for our services are generally billed for our services through their wireless carrier. Our wireless carrier customers pay us based on several different revenue models. We also derive revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications, as well as through premium services sold to end users and mobile advertising sold to advertisers and advertising agencies.

Through our hosted service delivery model, we provide our solutions to end users and customers through the networks of leading wireless carriers in the United States, including AT&T, Sprint, T-Mobile and United States Cellular Corporation, or U.S. Cellular, through certain carriers in other countries, as well as automobile manufacturers such as Ford and OEMs such as Delphi Automotive Systems LLC, or Delphi. Our flexible and proprietary platform enables us to efficiently reach and retain tens of millions of end users, across more than 1,200 types of mobile phones, all major mobile phone operating systems and a broad range of wireless network protocols. This platform provides data and analytics to create more personalized experiences for mobile applications, location based advertising and customer lifecycle management

Key components of our results of operations

Sources of revenue

We primarily derive our revenue from our wireless carrier customers for their end users’ subscriptions to our LBS, as well as from activation fees for certain of our services. Our wireless carrier customers pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a revenue sharing arrangement that may include a minimum fee per end user, or (4) based on usage or other basis. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a standalone basis. We also offer our applications directly to end users through application stores such as the Apple App store and Android Marketplace. In addition, we derive revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. In the future, we may have other revenue models. For example, we recently implemented revenue models based on free versions of our services which can generate fees for advertising supported arrangements, and upgrades to more premium versions for a fee.

Our wireless carrier customers are responsible for billing and collecting the fees they charge their subscribers for the right to use our LBS. With respect to Sprint, we receive a guaranteed annual fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. The annual fee changes from year to year over the contract period and limits the maximum number of subscribers covered under such fee in a given year. Sprint generally pays us these annual fees in advance. When we are paid on a revenue sharing basis with our wireless carrier customers, the amount we receive varies depending on several factors, including the revenue share rate negotiated with the wireless carrier customer, the price charged to the subscriber by the wireless carrier customer, the specific sales channel of the wireless carrier customer in which the service is offered and the features and capability of the service. As a result of these factors, the amount we receive for a subscriber may vary considerably and is subject to change over time.

In addition, the amount we are paid per end user in our revenue sharing arrangements may also vary depending upon the metric used to determine the amount of the payment, including the number of end users at any time during a month, the average monthly paying end users, the number and timing of end user billing cycles and end user activity. Although our wireless carrier customers generally have sole discretion about how to price our LBS to their subscribers, our revenue sharing arrangements generally include monthly minimum fees per end user. To a much lesser extent, we also sell our services directly to consumers through our website and through application stores.

In September 2010, we amended our agreement with Sprint, which changed the way in which we receive revenue from the majority of the services we provide to Sprint’s subscribers. Rather than receiving a fee per subscriber per month, we agreed to receive a guaranteed annual fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. The annual fee changes from year to year over the contract period and limits the maximum number of subscribers covered under such fee in a given year. Sprint generally pays us these annual fees in advance. In return, Sprint agreed that our right to be Sprint’s preferred supplier of navigation applications would be broadened and our preferred supplier rights are extended from December 31, 2010 to December 31, 2012. Sprint may terminate our agreement for any reason, beginning June 30, 2012, by providing notice at least 30 business days prior to termination. We and Sprint also agreed that Sprint branded navigation services offered as part of a bundled offering will transition to TeleNav branded navigation services over time. In addition, bundle opportunities are expanded and may include Sprint’s prepaid subscriber base in the future. We recognize revenue for the aggregate annual fees monthly on a straight-line basis over the term of the agreement. Our portion of the revenue sharing arrangements for monthly recurring charge navigation subscribers, enterprise LBS subscribers and revenue generated from mobile commerce services was increased under the amendment and will also apply to revenue generated from other premium services we may provide to bundled and other subscribers during the term of the agreement. Over time, we anticipate that our amended agreement with Sprint will result in anticipated increases in the number of Sprint bundle subscribers with access to our services and a significant reduction in revenue from Sprint for bundled basic navigation services compared to the quarters prior to implementation of the amendment. Although we are entitled to receive a greater share of revenue from enterprise LBS, mobile commerce and premium navigation services than we were previously, we may not be able to realize these benefits in the short term or at all. We cannot predict the ultimate financial impact of our amended agreement with Sprint.

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

In March 2011, we entered into amendments to our agreement with Ford, to which we provide an embedded on-board and off-board navigation solution. Our current on-board SD card-based navigation system is used to provide an easily updateable option compared to CD, DVD or hard-drive-based systems, and this system can also be extended globally to include regional and local information such as languages, guidance and maps. We also provide an off-board, connected navigation solution to Ford using our GPS navigation software to deliver real-time information to help drivers search, find and reach destinations. While we continue to refine and improve our on-board and off-board navigation solutions, we are also working on producing a hybrid of the best features of both of those solutions to provide more personalized navigation and location based services to all of our automotive customers. The amendments modified the nature of certain of our obligations under our original agreement, and provided for additional payments to us. As a result of these modifications, we now recognize revenue from customized software upon delivery to, and acceptance by, Ford of our on-board navigation solutions, and we recognize royalty revenue earned from the distribution of our customized software in vehicles as the vehicles are produced. In addition, we recognize third party content and related costs of revenue when revenue is recognized.

Subscription fees from our wireless carrier customers represented a substantial majority of our revenue in the three months ended September 30, 2011 and 2010. Sprint and AT&T represented 39% and 38% of our revenue, respectively, in the three months ended September 30, 2011, and 51% and 36% of our revenue, respectively, in the three months ended September 30, 2010. Subscription fee revenue from our GPS Navigator service declined from the three months ended September 30, 2010 to the three months ended September 30, 2011, primarily due to the transition to a fixed annual fee with Sprint. Revenue from our automotive navigation solutions, enterprise LBS (sometimes referred to as MRM), mobile advertising and commerce and premium LBS represented 16% and 6% of our revenue in the three months ended September 30, 2011 and 2010, respectively. GPS Navigator is our flagship voice guided, real time, turn by turn, mobile navigation service. Our technology also powers automotive navigation services that provide accurate, easy to use LBS to drivers, including search, POI and traffic services. Our enterprise LBS solutions allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. We are developing other LBS solutions with new business models and distribution channels in our current LBS market and adjacent markets. These solutions include tablet devices, location based mobile advertising and commerce services and premium LBS. While we have already introduced certain components or initial versions of several of these LBS solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors, including adoption by wireless carrier customers, automobile manufacturers and OEMs of navigation solutions; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising and social networking. We believe our cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to cover the costs of these development efforts for at least the next 12 months.

In the three months ended September 30, 2011 and 2010, we generated 95% and 97% of our revenue, respectively, in the United States. In absolute dollars, revenue from our international operations increased in the three months ended September 30, 2011. We are pursuing expansion opportunities with wireless carriers in other countries and therefore expect international revenue to increase in absolute dollars over the longer term.

Cost of revenue

Our cost of revenue consists primarily of the cost of the third party content, such as map, point of interest, or POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects and stock-based compensation. The largest component of our cost of revenue is the fees we pay to providers of map and POI data, TomTom Maps and NAVTEQ. We have long term agreements with TomTom Maps and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and on a fixed fee basis for certain navigation offerings.

We primarily provide customer support through a third party provider to whom we provide training and assistance with problem resolution. We use three outsourced, hosted data centers to provide our services and industry standard hardware to provide our LBS. We generally offer to our wireless carrier customers and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier customer agreement. We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, including those through bundled or freemium offerings, average use of our services by end users increases and additional operating costs and depreciation associated with our planned data center capacity and redundancy increases, as well as increased amortization and recognition of deferred capitalized software development costs. In addition, we anticipate that cost of revenue will increase over time as we continue to enhance the richness of the content offered by our products and if we increase the level of our revenue from automotive navigation solutions.

In September 2010, we entered into an amendment to our TomTom Maps agreement, or the TomTom Maps Amendment. The terms of the TomTom Maps Amendment were retroactively effective as of August 1, 2010 and changed the fee structure for map and POI data we use to provide its services for Sprint’s bundled offerings. The material impact of the TomTom Maps Amendment was to better align the manner in which we pay fees to TomTom Maps with the manner in which we receive revenue from Sprint. Pursuant to the TomTom Maps Amendment, we pay TomTom Maps a percentage of the fees earned from Sprint for basic navigation services and gross advertising and mobile commerce revenue and a flat monthly fee per subscriber for premium navigation services. We also pay TomTom Maps certain guaranteed minimum payments for such services. Previously, we paid TomTom Maps a specific fee per subscriber or a per transaction fee for our Sprint bundled offerings. The expiration of the license period for navigation services provided by TomTom Maps for Sprint’s bundled offerings has been changed from July 1, 2014 to the earlier of December 31, 2012 or the date of termination of our agreement with Sprint with respect to those bundled services.

These changes to our TomTom Maps agreement reduce in part the impact on our cost of revenue of the increase in the number of Sprint bundle subscribers without offsetting increases in revenue. However, we expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, average usage of our services by end users increases and from amortization and depreciation expense associated with planned data center capacity and redundancy increases, as well as increased amortization of capitalized software development costs. In addition, we anticipate that cost of revenue will increase over time as we continue to enhance the richness of the content offered by our products and if we increase the level of our revenue from automotive navigation solutions.

Operating expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses increased in absolute dollars in fiscal 2010 and fiscal 2011 as we became a public company and built our infrastructure and added employees across all categories to support our growth, develop new services and products, and expand into international markets. We expect our operating expenses to continue to increase in fiscal 2012 as we continue in these endeavors.

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

Other income, net. Other income, net consists primarily of interest we earn on our cash and cash equivalents and short-term investments.

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned from our LBS in the United States. We expect our effective tax rate for fiscal 2012 to be approximately 37% as a result of the concentration of earnings in the United States. Our effective tax rate could be reduced if our international revenue substantially increases as a percentage of revenue, due to the lower corporate tax rates available in certain countries outside the United States and the availability of net operating loss carryforwards in those countries.

In addition, in October 2011 we received a favorable tax ruling from the State of California with respect to our method for determining our California income tax liability that will more likely than not result in a reduction of our fiscal 2011 tax liability through the recovery of previous estimated tax payments made. We will recognize the discrete benefit related to this ruling during the second quarter of fiscal 2012.

Critical accounting policies and estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. In other cases, our judgment is required in selecting among available alternative accounting policies that allow different accounting treatment for similar transactions. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial condition, results of operations and cash flows will be affected.

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2011 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

Results of operations

The following tables set forth our results of operations for the three months ended September 30, 2011 and 2010, as well as a percentage that each line item represents of our revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,
Condensed Consolidated Statements of Income Data	2011	2010
	(in thousands)
Revenue	$52,732	$51,100
Cost of revenue	10,316	8,852

Gross profit	42,416	42,248
Operating expenses:
Research and development	16,479	13,027
Sales and marketing	7,467	4,726
General and administrative	6,250	3,746

Total operating expenses	30,196	21,499

Income from operations	12,220	20,749
Other income, net	492	197

Income before provision for income taxes	12,712	20,946
Provision for income taxes	4,528	8,588

Net income	$8,184	$12,358

	Three Months Ended September 30,
	2011	2010
	(as a percentage of revenue)
Revenue	100%	100%
Cost of revenue	20	17

Gross profit	80	83
Operating expenses:
Research and development	31	25
Sales and marketing	14	9
General and administrative	12	8

Total operating expenses	57	42

Income from operations	23	41
Other income, net	1	—

Income before provision for income taxes	24	41
Provision for income taxes	8	17

Net income	16%	24%

	Three Months Ended September 30,
	2011	2010
Additional Key Metrics
Average monthly paying end users (in millions)	26.0	17.7

Comparison of the three months ended September 30, 2011 and 2010

Revenue. Revenue increased 3% to $52.7 million in the three months ended September 30, 2011 from $51.1 million in the three months ended September 30, 2010. The increase was due to increased revenue from automotive navigation solutions we provide for Ford vehicles, as well as growth in end users of AT&T Navigator and Your Navigator Deluxe by U.S. Cellular, who pay monthly subscription fees, and was partially offset by a decrease in revenue from Sprint bundle users resulting from our September 2010 transition away from a per end user per month fee with Sprint to a fixed annual fee, as described above.

Average monthly paying end users increased to 26.0 million for the three months ended September 30, 2011 from 17.7 million for the three months ended September 30, 2010, primarily resulting from the continued adoption of Sprint’s Simply Everything and Everything Data plans which include our LBS navigation application. The majority of our end users receive access to our navigation application through bundled offerings, for which we are paid by the carrier that offers such bundles. We also have end users that pay a fee for our navigation offerings through either a monthly or annual subscription to our turn-by-turn navigation service, including users who pay to upgrade to our premium services. In addition to paying end users, as of September 30, 2011 we had in excess of 1.5 million users of our freemium offerings, which include free turn-by-turn navigation for certain Android platforms and a free visual navigation application for the iPhone. While we do not collect revenue from these free basic navigation services, we offer a path to upgrade to premium paid services, and we also leverage these customers to drive mobile advertising and commerce revenue.

In the three months ended September 30, 2011 and 2010, revenue from Sprint represented 39% and 51% of our revenue, respectively, and revenue from AT&T represented 38% and 36% of our revenue, respectively. No other wireless carrier or other customer represented more than 10% of our revenue in either period.

We primarily sell our services in the United States. In the three months ended September 30, 2011 and 2010, revenue derived from U.S. sources represented 95% and 97% of our revenue, respectively.

Cost of revenue. Our cost of revenue increased 17% to $10.3 million in the three months ended September 30, 2011 from $8.9 million in the three months ended September 30, 2010. As a percentage of revenue, cost of revenue in the three months ended September 30, 2011 increased to 20% from 17% in the three months ended September 30, 2010. Cost of revenue increased in absolute dollars and at a higher rate than the 3% increase in revenue for the comparable period primarily as a result of the third party content and related costs associated with the on-board navigation revenue from Ford, which generally has higher associated third party content costs than our navigation offerings through wireless carriers. The majority of the increase in cost of revenue in absolute dollars in the three months ended September 30, 2011 was due to a 14% increase in third party content costs, as well as an increase in the recognition of deferred software development costs expensed in connection with revenue from Ford, and increased customer support and data center costs.

Gross profit. Our gross profit increased to $42.4 million in the three months ended September 30, 2011 from $42.2 million in the three months ended September 30, 2010. Our gross margin decreased to 80% in the three months ended September 30, 2011 from 83% in the three months ended September 30, 2010. The decrease in gross margin was due to lower revenues from Sprint and the increased proportion of revenue contributed from our on-board navigation solutions provided to Ford, which generally have higher associated content costs and resulting lower gross margins than our LBS services provided to our wireless carrier customers. We expect our gross margin to decline as the percentage of our revenue from automotive offering increases, and to decline as a result of increased competition, especially from freemium offerings.

Research and development. Our research and development expenses increased 26% to $16.5 million in the three months ended September 30, 2011 from $13.0 million in the three months ended September 30, 2010. The increase was primarily due to the costs associated with increased compensation and benefits for our existing employees and increased headcount to enhance the functionality of our services and develop new offerings. As a percentage of revenue, research and development expenses increased to 31% in the three months ended September 30, 2011 from 25% in the three months ended September 30, 2010. The total number of research and development personnel increased 6% to 767 at September 30, 2011 from 722 at September 30, 2010. We believe that as we continue to invest in expanding the LBS we offer, establish relationships with new wireless carrier customers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand the services and products we offer.

Sales and marketing. Our sales and marketing expenses increased 58% to $7.5 million in the three months ended September 30, 2011 from $4.7 million in the three months ended September 30, 2010. The increase was primarily due to the costs associated with increased headcount to strengthen and diversify our product offerings, including automotive navigation solutions, premium services and advertising. As a percentage of revenue, sales and marketing expenses increased to 14% in the three months ended September 30, 2011 from 9% in the three months ended September 30, 2010. We expect that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative. Our general and administrative expenses increased 67% to $6.3 million in the three months ended September 30, 2011 from $3.7 million in the three months ended September 30, 2010. The increase was primarily due to increased legal fees incurred in connection with intellectual property claims and, to a lesser extent, costs associated with increased headcount. The total number of general and administrative personnel increased 25%, to 76 at September 30, 2011 from 61 at September 30, 2010. As a percentage of revenue, general and administrative expenses increased to 12% in the three months ended September 30, 2011 from 8% in the three months ended September 30, 2010.

Other income, net. Our other income, net was $492,000 in the three months ended September 30, 2011 and $197,000 in the three months ended September 30, 2010. The change was primarily due to increased interest income due to higher cash and cash equivalents and short-term investments balances.

Provision for income taxes. Our provision for income taxes decreased to $4.5 million in the three months ended September 30, 2011 from $8.6 million in the three months ended September 30, 2010. Our effective tax rate was 36% in the three months ended September 30, 2011 compared to 41% in the three months ended September 30, 2010. The decrease in our effective tax rate is due to favorable changes in California tax law regarding apportioning income to the state, which resulted in a reduction in our expected California state taxes.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2011 and June 30, 2011, our cumulative unrecognized tax benefits were $3.5 million and $4.5 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2011 is $2.7 million that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $103,000 and $157,000 accrued for the payment of interest and penalties at September 30, 2011 and June 30, 2011, respectively.

We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. In the three months ended September 30, 2011, the IRS concluded its audit of our fiscal 2009 through 2010 tax returns, which resulted in no adjustments having a material impact on our financial statements. The statute of limitations remains open for fiscal 2011 through 2012 in the U.S., for fiscal 2007 through fiscal 2012 in state jurisdictions, and for fiscal 2006 through 2012 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

Liquidity and capital resources

The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$3,036	$20,248
Net cash provided by (used in) investing activities	11,739	(82,980)
Net cash provided by (used in) financing activities	(6,643)	44
Effect of exchange rate changes on cash and cash equivalents	(44)	(89)

Net increase (decrease) in cash and cash equivalents	$8,088	$(62,777)

At September 30, 2011, we had cash and cash equivalents and short-term investments of $193.2 million, which primarily consisted of money market mutual funds, asset-backed security, certificates of deposit, municipal securities, corporate bonds, and commercial paper held by well-capitalized financial institutions.

Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2011, our accounts receivable balance was $21.0 million, of which AT&T and Ford represented 48% and 11%, respectively. Our accounts receivable balance due from Sprint represented less than 10% of total accounts receivable as of September 30, 2011 and will fluctuate based upon the timing of invoicing and payment under Sprint’s fixed annual fee arrangement.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we may experience lower than expected cash generated from operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our wireless carrier customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse affect on our business, operating results, financial condition and liquidity and cash position.

Net cash provided by operating activities. Net cash provided by operating activities was $3.0 million and $20.2 million in the three months ended September 30, 2011 and 2010, respectively. Cash provided by or used in operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount and royalty payments for portions of the content provided in our services. In the three months ended September 30, 2011, cash provided by operating activities was provided principally by net income of $8.2 million, non-cash charges for depreciation and amortization of $2.2 million, and stock-based compensation of $1.2 million, partially offset by $9.1 million from changes in our operating assets and liabilities. In the three months ended September 30, 2010, cash provided by operating activities was provided principally by net income of $12.4 million, non-cash charges for depreciation and amortization of $1.9 million, stock-based compensation of $852,000 and a write-off of capitalized software of $691,000, and $4.4 million from changes in our operating assets and liabilities.

Net cash provided by (used in) investing activities. We generated net cash from investing activities of $11.7 million and used net cash of $(83.0) million during the three months ended September 30, 2011 and 2010, respectively. Cash provided by or used in investing activities has historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment and internal software development costs. We expect to increase our purchases of property and equipment in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as in equipment and facilities for our growing worldwide employee base as we expand our business. In the three months ended September 30, 2011, cash provided by investing activities was provided principally from sales and maturities of short-term investments, net of purchases, of $16.9 million, partially offset by purchases of property and equipment of $2.8 million and acquisition costs of $1.8 million, net of cash acquired. In the three months ended September 30, 2010, cash used in investing activities was used principally for purchases of short-term investments of $81.1 million and purchases of property and equipment of $1.5 million.

Net cash provided by (used in) financing activities. During the three months ended September 30, 2011 and 2010, we (used) generated cash in our financing activities of $(6.6) million and $44,000, respectively, due to repurchases of our outstanding stock and proceeds from the exercise of stock options for our common stock. In the three months ended September 30, 2011 cash, was used to repurchase outstanding stock under our stock repurchase program whereby we utilized $7.9 million of cash to repurchase 877,100 shares of our common stock at an average purchase price of $9.04 per share, partially offset by proceeds from the exercise of stock options. In the three months ended September 30, 2010, cash was provided by $44,000 of proceeds from the exercise of stock options.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations, commitments and contingencies

As of September 30, 2011, we had an aggregate of $56.4 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $56.4 million of future minimum commitments were comprised of $17.5 million due in fiscal 2012; $10.1 million due in fiscal 2013; $6.2 million due in fiscal 2014; $4.2 million due in fiscal 2015; $4.0 million due in fiscal 2016, and $14.4 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2011, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

Foreign currency risk. Substantially all of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, most of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese Renminbi, or RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. As of September 30, 2011, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.

To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.

On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, TeleNav responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, TeleNav responded to WRE-Hol’s filing. The next step will be a second office action from the Patent Office. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The plaintiff alleges that certain of our services, including our GPS Navigator and TeleNav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The parties are engaged in fact discovery, which has a cutoff date of April 5, 2012. The court held a claim construction hearing on October 28, 2011. The parties have agreed to hold an Alternative Dispute Resolution teleconference on November 21, 2011 to discuss the schedule for mediation. We are developing our non-infringement and invalidity defenses in preparation for the case dispositive motions. The parties are to submit case dispositive motions by May 18, 2012. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

On June 6, 2011, Qaxaz, LLC, or Qaxaz, filed a complaint against us and nine other defendants in the United States District Court for the District of Delaware (Case No. 1:11-cv-00492-LPS), alleging infringement of U.S. Patent No. 7,917,285, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in favor of Qaxaz. On July 29, 2011, we answered the Qaxaz complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On October 4, 2011 the parties stipulated to dismissal without prejudice of all claims against us and all counterclaims brought by us. On October 6, 2011 the Court entered the stipulated dismissal.

On September 9, 2011, Parallel Iron, LLC, or Parallel Iron filed a complaint against us and 14 other defendants in the United States District Court for the District of Delaware (Case No. 11-cv-799 HB), alleging infringement of U.S. Patent No. 7,415,565, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in its favor. On November 4, 2011, we answered the Parallel Iron Complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

In 2008, Alltel, AT&T, Sprint and T-Mobile each demanded that we indemnify and defend them against lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”), in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818). The lawsuits allege that the delivery of wireless telephone services infringes U.S. Patents Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 and seek unspecified damages. In 2009, after T-Mobile also sought indemnification and defense from Google, Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the U.S. Patent & Trademark Office completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

In March 2009, AT&T demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement; however, there continues to be a disagreement as to any additional amounts that might be provided to AT&T as it relates to legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur a loss; however, we do not believe these additional amounts will have a material effect on our financial condition, results of operations, or cash flows.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, and we are presently defending Sprint as a result. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion, or RIM, and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We have agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations, and are presently defending T-Mobile as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or T-Mobile or AT&T or the potential losses they and we may experience in connection with such litigation. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 16, 2011, we moved to intervene in the Levine litigation in the Eastern District of Texas. On June 27, 2011, RIM was dismissed from the case based on a confidential license and settlement agreement. On June 29, 2011, the Court granted our motion to intervene. On July 14, 2011, Levine filed an answer and counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine’s counterclaims of patent infringement. On September 30, 2011, Intermec was dismissed from the case. Also effective on September 30, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, retired from the bench. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. At this time, we cannot reasonably determine whether the change in judges will affect the trial date. At this point, the case schedule has not changed. We share the same claim construction hearing and trial date as the defendants in the case. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

We are substantially dependent on two wireless carrier customers for a large portion of our revenue. In the three months ended September 30, 2011 and 2010, Sprint represented 39% and 51% of our revenue, respectively. Effective September 1, 2010, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2011 to December 31, 2012. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2012 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint pays us a fixed annual fee regardless of the number of subscribers (up to specified thresholds). Sprint may terminate our agreement for any reason, beginning June 30, 2012, by providing notice at least 30 business days prior to termination. Our amended agreement with Sprint will result in declines in revenue and gross margin compared to the quarters prior to implementation of the amendment due to increasing numbers of Sprint bundle subscribers with access to our services and fixed revenue from Sprint for bundled basic navigation services. Although we are entitled to receive more revenue from enterprise LBS, mobile commerce and premium navigation services than we previously were, we may not be able to realize these benefits in the near term or at all. Our failure to renew or renegotiate this agreement on or after June 30, 2012 on favorable terms or at all, a termination of our agreement by Sprint or our failure to otherwise maintain our relationship with Sprint would substantially reduce our revenue and significantly harm our business, operating results and financial condition.

In connection with our amended agreement with Sprint, we have started to transition Sprint Navigation branded services to TeleNav branded navigation services. We are continuing to work with Sprint; however, the branding transition may not increase end user recognition of our brand and may result in confusion that results in reduced or more limited adoption of our services by Sprint’s subscribers.

In March 2008, Sprint began offering certain plans which currently include our LBS. As a result, we have experienced a significant increase in end users and benefitted from increased marketing exposure since the introduction of these plans. If Sprint reduces its expenditures for marketing our LBS, changes these plans to eliminate our services, prices our LBS at a level that makes them less attractive or offers and promotes competing LBS, in lieu of, or to a greater degree than, our LBS, our revenue would be materially reduced and our business, operating results and financial condition would be materially and adversely affected.

For the three months ended September 30, 2011 and 2010, AT&T represented 38% and 36% of our total revenue, respectively. AT&T is not required to offer our LBS. As amended in January 2011, our agreement with AT&T expires in March 2013 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Furthermore, our failure to otherwise maintain our relationship with AT&T would substantially harm our business.

We operate in a highly competitive market, including competitors that offer their services for free, which could make it difficult for us to acquire and retain wireless carrier customers and end users.

The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer LBS that have at least equivalent functionality to ours for free. For example, Google offers free, voice guided, turn by turn navigation as part of its Google Maps product for mobile devices based on the Android 1.6 and higher operating system platform and Nokia provides a download for its latest version of Nokia Maps on its smartphones which also provides turn by turn navigation functions. Microsoft also provides a free turn by turn navigation solution with its Windows Mobile operating system via their Bing for Mobile application. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier customers can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful.

In addition, developers of mobile device operating systems may introduce features that make it more difficult for our LBS to compete effectively. For instance, Google’s Android Voice Search utilizes the Google Maps product by default for LBS. If end users were to adopt Android Voice Search, or a feature with similar functionality on a competing mobile device operating system, the usage of our LBS may decline and our revenue and business would be harmed as a result.

Our primary competitors include providers of LBS such as Google, Microsoft, Nokia, TCS, Intel, through its recent acquisition of Telmap, and TomTom Maps; PND providers such as Garmin and TomTom Maps; integrated navigation mobile phone providers such as Garmin and Nokia; providers of Internet and mobile based maps and directions such as AOL, Mapquest, Google, Microsoft and Yahoo!; and wireless carriers and communication solutions providers developing their own LBS. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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

Certain of our wireless carrier customers sell unlimited data service plans that include our LBS. As a result, end users do not have to pay a separate monthly fee to use our services. If our wireless carrier customers were to eliminate our services from their unlimited data service plans, we could lose end users as they would be required to pay a separate monthly fee to continue to use our services. In addition, we could be required to change our fee structure to retain end users, which could negatively affect our gross margins. For example, in 2010, we entered into an amendment with Sprint that changed our fee structure from a per user per month fee to a flat fee across all users (up to certain thresholds) per year, which decreased our per end user revenue. Consistent with its past efforts to reduce costs, we anticipate that Sprint may also seek to reduce the fixed fee it pays us, even though we are not compensated on a per user basis, regardless of whether our existing agreements with Sprint are still in effect. Our wireless carrier customers may also seek to reduce the monthly fees per subscriber that they pay us if their subscribers do not use our services as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier customers may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive our services through those plans to move to a less expensive plan that does not include our services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make our LBS less attractive and could result in current end users abandoning our LBS. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give AT&T certain most favored customer pricing on specified products and in certain markets. In certain circumstances this may require us to reduce the price per end user under the AT&T contract, which may adversely impact our revenue.

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

In addition, other new entrants may seek to have their products preloaded on mobile devices by OEMs or offered by OEMs directly. Increased competition from providers of LBS which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded LBS, which could harm our business and revenue. In addition, these LBS may be offered for free or on a one time fee basis, which could force us to reduce monthly subscription fees, migrate to a one time fee model or offer free versions of our products that allow for upgrades to more premium versions for a fee to remain competitive. We may also lose end users or face erosion in revenue if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services. Finally, we may not be successful at generating revenue from premium navigation services if end users believe that free services are comparable or adequate.

Our success depends on significantly increasing the number of end users that purchase our LBS from our wireless carrier customers.

Our revenue is derived almost exclusively from subscription fees that we receive from our wireless carrier customers for end users who subscribe to our services on a standalone basis or in a bundle with other services. Depending on the wireless carrier contracts, we receive revenue as (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, or (3) a revenue sharing arrangement that may include a minimum fee per end user or (4) based on usage or other basis. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. Our near term success depends heavily on achieving significantly increased subscriber adoption of our LBS either through standalone subscriptions to our services or as part of bundles from our existing wireless carrier customers. Our success also depends on achieving widespread deployment of our LBS by attracting and retaining additional wireless carrier customers. The use of our LBS will depend on the pricing and quality of those services, subscriber demand for those services, which may vary by market, as well as the level of subscriber turnover experienced by our wireless carrier customers. If subscriber turnover increases more than we anticipate, our financial results could be adversely affected.

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

As a percentage of revenue, our operating income was 23% and 41% and our net income was 16% and 24% in the three months ended September 30, 2011 and 2010, respectively. Since June 30, 2008, we have made significant investments in new operating and information systems and additional data centers, hired substantial numbers of new research and development, sales and marketing and general and administrative personnel and expanded our operations outside the United States. Efforts to develop new services and products and attract new wireless carrier customers require investments in anticipation of longer term revenue. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. As a result of these factors, we believe our operating income and net income may decline as a percentage of revenue at least through fiscal 2012. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.

We are substantially dependent on revenue from our GPS Navigator service, our flagship LBS, and, if we fail to generate significant revenue from other services, our operating results may be harmed if revenue from GPS Navigator declines.

Although revenue in absolute dollars from sources other than GPS Navigator rose in all periods presented, revenue from our GPS Navigator service declined from the three months ended September 30, 2010 to the three months ended September 30, 2011, primarily due to the transition to a fixed annual fee with Sprint respectively. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier customers or the number of end users for GPS Navigator were to decline, our revenue would be substantially harmed. We have experienced a reduction of revenue from GPS Navigator over time as our wireless carrier customers implement white label and more bundled offerings, for which we typically receive a lower monthly subscription fee or a fixed annual fee regardless of the number of end users (subject to specified thresholds) to which we provide our services. We may be unable to increase our revenue from our enterprise LBS, automotive navigation, mobile advertising and commerce and premium LBS. If we were unable to offset declining revenue from GPS Navigator by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.

We rely on our customers for timely and accurate subscriber information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.

We rely on our wireless carrier customers to bill subscribers and collect monthly fees for our LBS, either directly or through third party service providers. In addition, we rely on our automotive and OEM customers to provide us with reports on the number of vehicles they sell with our on-board navigation services included, If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services or sales reporting systems for vehicles, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in wireless carrier reporting. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period and this could harm our business, operating results and financial condition.

We rely on a proprietary provisioning and reporting system to track end user activation, deactivation and usage data and any material failures in this system could harm our revenue, affect our costs and impair our ability to manage our business effectively.

Our provisioning and reporting system that authenticates end users and tracks the number of end users and their use of our services is a proprietary and customized system that we developed internally. Although we believe that the flexibility of this service to integrate tightly with wireless carriers’ reporting and provisioning systems gives us a competitive advantage, we might lose revenue and the ability to manage our business effectively if the system were to experience material failures or be unable to scale as our business grows. In addition, we may not be able to report our financial results on a timely basis if our customers question the accuracy of our records or we experience significant discrepancies between the data generated by our provisioning and reporting systems and data generated by their systems, or if our systems fail or we are unable to report timely and accurate information to our third party data providers. The inability to timely report our financial results would impair the quality of our financial reporting and could result in the delisting of our common stock.

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

We compete with established automotive OEMs and providers of on-board navigation services such as Bosch, Garmin, TomTom Maps and NNG, or Nav N Go, as well as other competitors such as Google, Microsoft and TCS. Certain of the on-board solutions that we offer may not satisfy automotive manufacturers’ or end customers’ expectations for those solutions. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing fees outside of the traditional on-board navigation service model.

As we have limited experience in the on-board navigation market, we also may not price our solutions in such a way that is profitable for us and enables us to recoup the development expenses we incurred to provide such solutions in the time we expect or at all. Development schedules for automotive navigation products are difficult to predict, and there can be no assurance that we will achieve timely delivery of these products to our customers If we fail to achieve profitability in any of our automotive navigation solutions (whether on-board, off-board or other), we may be unable to achieve the benefits of revenue diversification.

We are also dependent on our automobile manufacturer or OEM customers to report on vehicles sold and to remit fees due at the time of sale. If our automobile manufacturer or OEM customers do not report promptly or correctly, our revenue, cost of revenue and net income may be affected.

The success of our automotive navigation products may be affected by overall automotive industry dynamics and customer issues.

Our ability to succeed long term in the automotive industry depends on our ability to enter into contracts for future year vehicles with our current automobile manufacturers in addition to broadening out to other automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production of vehicles with and adoption by automobile buyers of our products offered by such automobile manufacturers. As we move forward, Ford may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products.

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

We have substantially expanded our overall business, end user base, headcount and operations in recent periods. We increased our total number of full time employees from 438 at June 30, 2008 to 1,038 at September 30, 2011. During this same period, we made substantial investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in China. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. In addition, due to the large number of employees located outside of the United States, we have exposure to changes in foreign currency rates which could result in higher labor and related operating costs.

Network failures, disruptions or capacity constraints in our third party data center facilities or in our servers could affect the performance of our LBS and harm our reputation and our revenue.

Our LBS are provided through a combination of our servers, which we house at third party data centers, the public Internet and the private and wireless networks of our wireless carrier customers. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the San Francisco Bay Area and the Sacramento, California area. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete and open additional data centers, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier customers, increases in the number of our end users or increases in data traffic.

Our data centers are potentially vulnerable to damage or interruption from a variety of sources, including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. We have not yet completed a comprehensive business continuity plan and there can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we experienced damage or interruptions to our data centers in the San Francisco Bay Area, or were unable to commence recovery operations in our data center in Sacramento, California, our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.

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

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free included in a wireless carrier customer’s bundled offerings;

•	changes made to an existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of new mobile phone introductions by our wireless carrier customers;

•	the loss of our relationship with any particular wireless carrier customer;

•	the timing and success of wireless carrier customers’ marketing expenditures;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the affects of financial market turmoil and economic uncertainty on vehicle purchases;

•	the extent of any interruption in our services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•	general economic, industry and market conditions that impact expenditures for smartphones and LBS in the United States and other countries where we sell our services and products;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	changes in our effective tax rates; and

•	the impact of new accounting pronouncements.

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

As of September 30, 2011, we had international operations in China, the United Kingdom and Brazil. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 95% and 97% of our total revenue for the three months ended September 30, 2011 and 2010, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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

Our success and future growth depend on the skills, working relationships and continued services of our management team. Our future performance will depend on our ability to continue to retain our senior management.

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

We have received, and may in the future receive, claims from third parties asserting infringement and other related claims. As of the date of this Quarterly Report on Form 10-Q, we were named as a defendant in certain cases alleging that our services infringe other parties’ patents, as well as other matters. See Part II, Item 1, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our wireless carrier customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us or our wireless carrier customers. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

•	adversely affect our relationships with our current or future wireless carrier customers;

•	cause delays or stoppages in the shipment of TeleNav enabled mobile phones or vehicles, or cause us to modify or suspend the provision of our LBS;

•	cause us to incur significant expenses in defending claims brought against our wireless carrier customers or us;

•	divert management’s attention and resources;

•	subject us to significant damages or settlements;

•	require us to enter into settlements, royalty or licensing agreements on unfavorable terms; or

•	require us to cease certain activities.

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

Our agreements with our customers include indemnification provisions. We agree to indemnify them for losses suffered or incurred in connection with our LBS or navigation products, including as a result of intellectual property infringement, damages caused by defects and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally substantial and may be unlimited. In addition, some of these agreements permit our indemnitees to terminate their agreements with us if they determine that the use of our LBS or navigation products infringes third party intellectual property.

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

We may in the future agree to defend and indemnify our customers in connection with the pending notifications or future demands, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, which may lead to disputes with our customers and may negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. Our agreements with Sprint and AT&T may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or services infringed upon a third party’s rights. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted or if any of our wireless carrier agreements is terminated, our business, operating results and financial condition could be materially adversely affected.

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

If our LBS or products contain defects, there are errors in the maps supplied by third party map providers or if our end users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. We maintain limited insurance against accident related risks involving our products. However, we cannot assure you that this insurance would be sufficient to cover the cost of damages to others or will continue to be available at commercially reasonable rates. In addition, we may be named as a defendant in litigation by consumers individually or on behalf of a class if their handsets or automobiles suffer problems from software downloads from our customers. If we are unable to obtain indemnification from our customer for any damages or legal fees we may incur in connection with such complaints, our financial position may be adversely impacted. In addition, insurance coverage generally will not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover an award, our business, financial condition and results of operations could be adversely affected.

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

Legislation may also be adopted in various jurisdictions that prohibits use of personal information and search histories to target end users with tailored advertising, or provide advertising at all. Although our advertising revenue to date is not significant, we anticipate we will continue to grow advertising revenue in the future to improve revenue in certain markets.

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

Risks related to being a publicly traded company and holding our common stock

As a public company, we are obligated to develop and maintain effective internal control over financial reporting. We may not complete our assessment of the effectiveness of our internal control over financial reporting in a timely manner, or such internal control may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually. For example, the fiscal year ended June 30, 2011, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market’s Global Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

We have in the past been subject to securities class action litigation and may be subject to similar litigation in the future. If the outcome of this litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering, or IPO, alleging violations of Sections 11 and 15 of the Securities Act. A hearing to approve settlement of the case will be held in November 2011. The settlement will include a payment of $3.8 million by our insurance carrier to resolve all claims as to all defendants to the litigation. In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the stock exchange on which our common stock is traded. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to increase our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are unable currently to estimate these costs with any degree of certainty. We also expect that it will be more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers if we cannot provide a level of insurance coverage that they believe is adequate.

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

Our stock price has fluctuated significantly and may continue to fluctuate, including decline in the future.

Our common stock was sold in our IPO at $8.00 per share. Although our common stock has traded at prices as high as $22.07 per share, it has also traded at prices as low as $4.65 and has tended to have significant downward and upward price movements in a relatively short time period. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 66.32% of our common stock outstanding as of September 30, 2011. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2011	—	$—	—	$7,975,639
August 1 – August 31, 2011	749,363	$9.05	749,363	$1,193,958
September 1 – September 30, 2011	127,737	$9.01	127,737	$43,040

Total	877,100	$9.04	877,100	$43,040

(1)	The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us on November 15, 2010. Our board of directors authorized us to purchase shares of our common stock up to an aggregate of $20.0 million. This stock repurchase plan will expire on November 15, 2011. As of September 30, 2011, we had completed purchasing shares under this stock repurchase plan. On October 27, 2011, we announced that our Board of Directors has authorized a second program for the repurchase of up to $20 million, inclusive of broker fees, of our shares of common stock through open market purchases.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.20#	Employment Offer Letter executed on August 10, 2011 from TeleNav, Inc. to Marc Aronson	Filed herewith

10.21#	Form of First Year Executive Employment Agreement	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated: November 7, 2011	By:	/S/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated: November 7, 2011	By:	/S/ DOUGLAS MILLER
Douglas Miller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.20#	Employment Offer Letter executed on August 10, 2011 from TeleNav, Inc. to Marc Aronson	Filed herewith

10.21#	Form of First Year Executive Employment Agreement	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate

~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.