Form 10-Q
period 2011-12-31
TeleNav, Inc.
filed 2012-02-06
CIK 1474439

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number: 001-34720

TELENAV, INC.

(Exact name of registrant as specified in its charter)

Delaware	77-0521800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

950 De Guigne Drive

Sunnyvale, California 94085

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

As of January 31, 2012, there were approximately 41,622,595 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2011	June 30, 2011 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,831	$24,053
Short-term investments	166,070	179,257
Accounts receivable, net of allowances of $384 and $356 at December 31, 2011 and June 30, 2011, respectively	18,697	30,711
Deferred income taxes	2,389	2,951
Prepaid expenses and other current assets	14,818	9,654

Total current assets	223,805	246,626
Property and equipment, net	17,916	9,079
Deferred income taxes, non-current	1,669	1,589
Deposits and other assets	7,366	3,333

Total assets	$250,756	$260,627

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,626	$3,176
Accrued compensation	10,783	7,847
Accrued royalties	3,161	4,154
Other accrued expenses	6,297	4,308
Deferred revenue	12,043	48,490
Income taxes payable	908	49

Total current liabilities	37,818	68,024
Deferred rent, non-current	7,174	8
Other long-term liabilities	3,639	4,129
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 43,400 shares issued and 41,210 shares outstanding at December 31, 2011; 42,984 shares issued and 41,823 shares outstanding at June 30, 2011	41	42
Additional paid-in capital	116,675	115,064
Accumulated other comprehensive income	359	537
Retained earnings	85,050	72,823

Total stockholders’ equity	202,125	188,466

Total liabilities and stockholders’ equity	$250,756	$260,627

*	Derived from audited consolidated financial statements as of and for the year ended June 30, 2011

See accompanying Notes to Condensed Consolidated Financial Statements

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Revenue	$53,166	$48,022	$105,898	$99,122
Cost of revenue	9,945	8,828	20,261	17,680

Gross profit	43,221	39,194	85,637	81,442

Operating expenses:
Research and development	17,311	13,473	33,790	26,500
Sales and marketing	8,383	5,804	15,850	10,530
General and administrative	5,791	4,723	12,041	8,469

Total operating expenses	31,485	24,000	61,681	45,499

Income from operations	11,736	15,194	23,956	35,943
Other income, net	508	248	1,000	445

Income before provision for income taxes	12,244	15,442	24,956	36,388
Provision for income taxes	2,001	5,402	6,529	13,990

Net income	$10,243	$10,040	$18,427	$22,398

Net income per share:
Basic	$0.25	$0.24	$0.45	$0.53

Diluted	$0.23	$0.22	$0.41	$0.50

Weighted average shares used in computing net income per share:
Basic	41,232	42,119	41,391	42,135

Diluted	43,921	44,894	44,511	44,925

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended December 31,
	2011	2010
Operating activities
Net income	$18,427	$22,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,927	3,782
Accretion of premium on short-term investments	2,309	591
Stock-based compensation expense	2,492	1,759
Write-off of capitalized software	—	691
Excess tax benefits from employee stock option plans	(647)	(216)
Changes in operating assets and liabilities:
Accounts receivable	12,014	18,756
Deferred income taxes	1,242	933
Prepaid expenses and other current assets	(5,149)	(8,069)
Other assets	(2,855)	(1,661)
Accounts payable	(461)	(518)
Accrued compensation	2,936	983
Accrued royalties	(993)	536
Accrued expenses and other liabilities	1,031	2,178
Income taxes payable	1,829	(683)
Deferred rent	8,063	(160)
Deferred revenue	(36,720)	7,442

Net cash provided by operating activities	7,443	48,742

Investing activities
Purchases of property and equipment	(10,111)	(3,128)
Additions to capitalized software	(1,083)	(501)
Purchases of short-term investments	(56,313)	(127,575)
Proceeds from sales and maturities of short-term investments	67,141	13,899
Acquisitions, net of cash acquired	(1,768)	—

Net cash used in investing activities	(2,134)	(117,305)

Financing activities
Proceeds from exercise of stock options	1,244	551
Repurchase of common stock	(9,294)	(2,310)
Excess tax benefit from employee stock option plans	647	216

Net cash used in financing activities	(7,403)	(1,543)

Effect of exchange rate changes on cash and cash equivalents	(128)	(75)

Net decrease in cash and cash equivalents	(2,222)	(70,181)
Cash and cash equivalents, at beginning of period	24,053	112,862

Cash and cash equivalents, at end of period	$21,831	$42,681

Supplemental disclosure of cash flow information
Income taxes paid	$4,938	$19,321

See accompanying Notes to Condensed Consolidated Financial Statements

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements

1. Summary of business and significant accounting policies

Description of business

TeleNav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. Our mission is to make people’s lives easier, less stressful, fun, and more productive when they are on the go. Our personalized navigation and location based services, or LBS, “get you and get you there” and help on-the-go people make daily decisions about “where to go, when to leave, how to get there, and what to do when they arrive”—and we make it possible across mobile devices, wireless carriers, connected cars, mobile applications and enterprises, both domestically and abroad. We operate in a single segment. Our fiscal year ends on June 30 and in this report we refer to the fiscal year ended June 30, 2011 as “fiscal 2011” and the fiscal year ending June 30, 2012 as “fiscal 2012.”

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

Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of technical ownership, there exists a parent-subsidiary relationship between TeleNav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses and profits of Jitu. The results of Jitu did not have a material impact on our overall operating results for the three and six months ended December 31, 2011 and 2010.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2011, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, or Form 10-K, filed on September 9, 2011 with the U.S. Securities and Exchange Commission (the “SEC”).

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Concentrations of risk and significant customers

Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 38% and 44% of revenue for the three months ended December 31, 2011 and 2010, respectively, and 39% and 48% of revenue for the six months ended December 31, 2011 and 2010, respectively. Receivables due from Sprint were 9% and 6% of total accounts receivable at December 31, 2011 and June 30, 2011, respectively. Revenue related to services provided through AT&T Inc., or AT&T, comprised 39% and 40% of revenue for the three months ended December 31, 2011 and 2010, respectively, and 39% and 38% of revenue for the six months ended December 31, 2011 and 2010, respectively. Receivables due from AT&T were 45% and 50% of total accounts receivable at December 31, 2011 and June 30, 2011, respectively. As of December 31, 2011 and June 30, 2011, receivables due from Ford Motor Company, or Ford, were 10% and 17% of total accounts receivable, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.

Our map and points of interest data have been provided principally through TomTom North America, Inc., or TomTom Maps, and Navigation Technologies Corporation, or NAVTEQ, in the three and six months ended December 31, 2011 and 2010. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.

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

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss), which includes cumulative foreign currency translation gains or losses and unrealized gains or losses on marketable securities, net of tax. Comprehensive income totaled $10.2 million and $10.0 million for the three months ended December 31, 2011 and 2010, respectively. Comprehensive income totaled $18.2 million and $22.3 million for the six months ended December 31, 2011 and 2010, respectively.

Recent accounting pronouncements

There have been no new accounting pronouncements during the six months ended December 31, 2011, with the exception of those discussed below, as compared to the recent accounting pronouncements described in our Form 10-K, that are of significance to us.

In June 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance to require an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the current option to present the components of other comprehensive income as part of the statement of equity. The amendment becomes effective retrospectively for our interim period ending September 30, 2012 and earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In December 2011, the FASB issued guidance that defers the effective date for amendments to the presentation of reclassifications of items out of accumulated other comprehensive income adopted in its June 2011 guidance. This guidance becomes effective retrospectively for our interim period ending September 30, 2012 and earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$10,243	$10,040	$18,427	$22,398

Shares used in computing net income per share:
Basic:
Weighted average common shares used in computing basic net income per share	41,232	42,119	41,391	42,135

Diluted:
Weighted average common shares used in computing basic net income per share	41,232	42,119	41,391	42,135
Add weighted average effect of dilutive securities:
Stock options	2,689	2,775	3,120	2,790

Weighted average common shares used in computing diluted net income per share	43,921	44,894	44,511	44,925

Net income per share:
Basic	$0.25	$0.24	$0.45	$0.53

Diluted	$0.23	$0.22	$0.41	$0.50

The following outstanding shares subject to options were excluded from the computation of diluted net income per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Options to purchase common stock	1,522	1,625	853	1,625

3. Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the six months ended December 31, 2011 and 2010.

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$17,869	$—	$—	$17,869

Cash equivalents:
Money market mutual funds	2,963	—	—	2,963
Commercial paper	999	—	—	999

Total cash equivalents	3,962	—	—	3,962

Total cash and cash equivalents	21,831	—	—	21,831

Short-term securities:
Asset-backed securities	1,016	—	(1)	1,015
Certificates of deposit	2,750	2	(4)	2,748
Municipal securities	129,722	275	(6)	129,991
Commercial paper	2,994	1	—	2,995
Corporate bonds	29,361	24	(64)	29,321

Total short-term investments	165,843	302	(75)	166,070

Cash, cash equivalents and short-term investments	$187,674	$302	$(75)	$187,901

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,900	$—	$—	$18,900

Cash equivalents:
Money market mutual funds	5,153	—	—	5,153

Total cash equivalents	5,153	—	—	5,153

Total cash and cash equivalents	24,053	—	—	24,053

Short-term investments:
Asset-backed securities	1,032	—	(3)	1,029
Certificates of deposit	2,750	1	—	2,751
Municipal securities	140,705	244	—	140,949
Commercial paper	11,092	3	—	11,095
Corporate bonds	23,357	76	—	23,433

Total short-term investments	178,936	324	(3)	179,257

Cash, cash equivalents and short-term investments	$202,989	$324	$(3)	$203,310

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$118,735	$118,908
Due within two years	47,108	47,162

Total	$165,843	$166,070

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of December 31, 2011, we did not consider any of our investments to be other-than-temporarily impaired.

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

Where applicable, we use quoted prices in active markets for similar assets to determine fair value of Level 2 short-term investments. If quoted prices in active markets for similar assets are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for similar assets are not available, we use third party valuations utilizing underlying assets assumptions.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at December 31, 2011 (in thousands):

	Fair Value Measurements at December 31, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$2,963	$2,963	$—	$—
Commercial paper	999	—	999	—

Total cash equivalents	3,962	2,963	999	—

Short-term investments:
Asset-backed securities	1,015	—	1,015	—
Certificates of deposit	2,748	—	2,748	—
Municipal securities	129,991	—	129,991	—
Commercial paper	2,995	—	2,995	—
Corporate bonds	29,321	—	29,321	—

Total short-term investments	166,070	—	166,070	—

Cash equivalents and short-term investments	$170,032	$2,963	$167,069	$—

The fair values of our financial instruments were determined using the following inputs at June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$5,153	$5,153	$—	$—

Total cash equivalents	5,153	5,153	—	—

Short-term investments:
Asset-backed securities	1,029	—	1,029	—
Certificates of deposit	2,751	—	2,751	—
Municipal securities	140,949	—	140,949	—
Commercial paper	11,095	—	11,095	—
Corporate bonds	23,433	—	23,433	—

Total short-term investments	179,257	—	179,257	—

Cash equivalents and short-term investments	$184,410	$5,153	$179,257	$—

We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2011 or June 30, 2011.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

5. Commitments and contingencies

Operating lease and purchase obligations

As of December 31, 2011, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

	Payments due by period
	Total	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter
Operating lease obligations	$32,175	$1,255	$3,336	$4,993	$4,190	$3,962	$14,439
Purchase obligations	17,949	8,702	7,699	1,419	129	—	—

Total contractual obligations	$50,124	$9,957	$11,035	$6,412	$4,319	$3,962	$14,439

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

On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, we responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, we responded to WRE-Hol’s filing. On November 15, 2011 the U.S. Patent and Trademark office issued an Action Closing Prosecution, rejecting 44 and confirming seven out of 51 claims subject to reexamination. On November 21, 2011, WRE-Hol filed a Motion to Lift Stay and Enter Amended Scheduling Order. On December 27, 2011 the Court denied WRE-Hol’s Motion. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The plaintiff alleges that certain of our services, including our GPS Navigator and TeleNav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The court held a claim construction hearing on October 28, 2011. On December 12, 2011 the court issued its claim construction ruling. On January 11, 2012 the parties filed a Stipulation and Proposed Order to Vacate Case Schedule to Focus on Early Dispositive Motions. The Order, which was entered by the Court on January 12, 2012, permits the TCS and TeleNav Defendants to file early case-dispositive Motions for Summary Judgment of Noninfringement and postpones the current case schedule pending the resolution of those motions. The hearing on these Summary Judgment motions is scheduled for May 18, 2012. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information amended complaint asserting that the patents-in-suit are not infringed and are invalid. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On October 4, 2011 the case was reassigned to Chief Judge David Folsom. On October 31, 2011 we filed an answer to the second amended complaint asserting that the patent-in-suit is not infringed and is invalid. On December 20, 2011 the case was reassigned to Judge Rodney Gilstrap. Currently, the case is scheduled for a claim construction hearing on September 25, 2012 and a trial in May 2013. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 IPO, alleging violations of Sections 11 and 15 of the Securities Act. On March 21, 2011, plaintiff filed an amended complaint purporting to be brought on behalf of all persons who acquired shares of our common stock pursuant to our IPO and alleging that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint sought class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011. On June 2, 2011, following a successful mediation between the parties, the Court entered a stipulation and order regarding settlement and staying all proceedings. On November 15, 2011 the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. A Settlement Hearing is scheduled for February 24, 2012. If approved, the settlement will include a payment of $3.8 million to resolve all claims as to all defendants to the litigation. The entire settlement amount will be paid by our insurance carrier. We do not anticipate any liability as a result of this matter.

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

In addition, we have received, and expect to continue to receive, demands for indemnification from our customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. With the exception of the Levine matter, we are not a party to the following cases; however our customers have requested that we indemnify them in connection with such cases:

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

In March 2009, AT&T demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement; however, there continues to be a disagreement as to any additional amounts that might be provided to AT&T as it relates to legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, and we are presently defending Sprint as a result. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We have agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations, and are presently defending T-Mobile as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or T-Mobile or AT&T or the potential losses they and we may experience in connection with such litigation. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 16, 2011, we moved to intervene in the Levine litigation in the Eastern District of Texas. On June 27, 2011, Research In Motion was dismissed from the case based on a confidential license and settlement agreement. On June 29, 2011, the Court granted our motion to intervene. On July 14, 2011, Levine filed an answer and

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine’s counterclaims of patent infringement. On September 30, 2011, Intermec was dismissed from the case. Also effective on September 30, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, retired from the bench. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 14, 2011 the defendants filed a Motion for Partial Summary Judgment of Invalidity Based on Indefiniteness of Certain Claims of U.S. Patent Nos. 6,140,943 and 6,243,030. On November 14, 2011, the claim construction hearing was moved to January 25, 2012. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On January 4, 2012, Judge Gilstrap recused himself and the case was reassigned to Judge Folsom, who is expected to retire in March 2012. At this time, we cannot reasonably determine whether the change in judges will affect the trial date. The hearings on claim construction and the defendants’ Motion for Partial Summary Judgment of Invalidity were held on January 25, 2012. Currently, trial is set for August 2012. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

6. Guarantees and indemnifications

Our agreements with our wireless carrier, automobile manufacturer and original equipment manufacturer, or OEM, customers that offer our LBS generally include certain provisions for indemnifying them against liabilities if our LBS infringe a third party’s intellectual property rights or for other specified matters. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to specific litigation claims in which our customers have been named as defendants. To date, we have not incurred material costs and do not have material liabilities related to such obligations recorded in our condensed consolidated financial statements.

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors and officers insurance policy that limits our potential exposure. We believe that any financial exposure related to these indemnification agreements is not material. We had not recorded any liabilities for these agreements as of December 31, 2011 and June 30, 2011.

7. Stock-based compensation

Under our 2002 Executive Stock Option Plan and 2009 Equity Incentive Plan, eligible employees, directors and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units through the receipt of such awards as authorized by our board of directors. Incentive stock options may be granted only to employees to purchase our common stock at prices equal to or greater than the fair market value on the date of grant. Nonqualified stock options to purchase our common stock may be granted at prices not less than 85% of the fair market value on the date of grant. Options generally vest over four years and generally expire 10 years from the date of grant.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock option activity for the six months ended December 31, 2011 was as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2011	7,187
Granted	706
Exercised	(405)
Cancelled	(273)

Options outstanding as of December 31, 2011	7,215

Information regarding stock options outstanding at December 31, 2011 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	7,215	$5.16	6.77	$23,766
Options vested and expected to vest	6,992	$5.05	6.70	$23,631
Options exercisable	4,012	$2.86	5.26	$20,632

During the six months ended December 31, 2011, we granted restricted stock units totaling 15,000 shares, which vest after one year. As of December 31, 2011, restricted stock units outstanding totaled 52,999 shares with a weighted average remaining contractual life of 1.08 years and an aggregate intrinsic value of $414,000. Restricted stock units vested and expected to vest totaled 50,109 shares with a weighted average remaining contractual life of 1.08 years and an aggregate intrinsic value of $391,000.

As of December 31, 2011 and June 30, 2011, there were a total of approximately 1,636,000 and 402,000 shares available for grant under our stock option and equity incentive plans.

The following table summarizes the stock-based compensation expense recorded for stock options and restricted stock units issued to employees and nonemployees (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Cost of revenue	$21	$22	$48	$47
Research and development	638	425	1,240	918
Selling and marketing	319	229	534	380
General and administrative	334	231	670	414

Total stock-based compensation expense	$1,312	$907	$2,492	$1,759

We use the Black-Scholes pricing model to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock-based awards granted during the three and six months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Expected volatility	65%	55%	63%	55%
Expected term (in years)	4.50	4.50	4.50	4.50
Risk-free interest rate	0.96%	1.47%	0.96%	1.41%
Dividend yield	—	—	—	—

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

8. Stock repurchase program

On October 27, 2011, we announced that our Board of Directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $1.4 million of cash to repurchase 152,594 shares of our common stock at an average purchase price of $8.92 per share during the three months ended December 31, 2011. In addition, in completing a previous stock repurchase program, we utilized $7.9 million of cash to repurchase 877,100 shares of our common stock at an average purchase price of $9.04 per share during the three months ended September 30, 2011.The repurchased shares are being held as treasury shares. As of December 31, 2011, the remaining authorized amount of stock repurchases that may be made under the current repurchase program was $18.6 million.

We used the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the six months ended December 31, 2011, we reduced common stock and APIC by an aggregate of $3.1 million and charged $6.2 million to retained earnings.

9. Income taxes

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate was 26% and 38% for the six months ended December 31, 2011 and 2010, respectively. Our effective tax rate of 26% for the six months ended December 31, 2011 was lower than the tax computed at the U.S. federal statutory income tax rate, as well as our effective tax rate for the six months ended December 31, 2010, due primarily to a discrete benefit in the three months ended December 31, 2011 related to a favorable tax ruling from the State of California with respect to our method for determining our California income tax liability that resulted in a $2.1 million tax benefit related to our fiscal 2011 tax liability.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2011 and June 30, 2011, our cumulative unrecognized tax benefits were $3.5 million and $4.5 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2011 and June 30, 2011 is $2.8 million and $3.9 million, respectively, that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. We had accrued $112,000 and $157,000 for the payment of interest and penalties at December 31, 2011 and June 30, 2011, respectively.

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

10. Acquisition

On September 2, 2011, we completed our acquisition of privately held Goby Technologies, Inc., or Goby, a Boston-based local search engine and mobile application developer focused on offering users an easy way to explore and discover events and activities based on location. The transaction was accounted for under the acquisition method of accounting. The total fair value of purchase consideration, comprised entirely of cash paid, was approximately $2.0 million. As a result, we acquired approximately $1.0 million of net tangible assets and $930,000 of identifiable intangible assets consisting of developed technology. In addition, we recorded $84,000 of goodwill. We expect to amortize the developed technology intangible asset over a period of three years, beginning in the second half of fiscal 2012. The impact of this acquisition was not material to our condensed consolidated balance sheets or results of operations.

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

Overview

Our mission is to make people’s lives easier, less stressful, fun and more productive when they are on the go. Our personalized navigation services “get you and get you there” and help on-the-go people make daily decisions about “where to go, when to leave, how to get there, and what to do when they arrive”—and we make it possible across mobile devices, wireless carriers, connected cars, mobile applications and enterprises, both domestically and abroad. In the three months ended December 31, 2011, we had a monthly average of 26.8 million paying end users. In addition to paying end users, as of December 31, 2011 we had in excess of 3.3 million users of our freemium offerings, which are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising.

As a leading provider of personalized navigation and LBS, we believe we are well positioned to capitalize on growing market opportunities related to location based search, mobile advertising, and premium LBS. Using some of the most integral tools of their daily lives—mobile phones, vehicles and computers—end user consumers can access our personalized navigation services and LBS almost anytime and anywhere—in both personal and professional settings.

End users, wireless carriers, automobile manufacturers and OEMs, advertisers and agencies, and enterprises are our customers. We generate revenue from recurring service subscriptions, fixed fee arrangements, software licenses, premium services, mobile advertising and local commerce. End users with recurring subscriptions for our services are generally billed for our services through their wireless carrier. Our wireless carrier customers pay us based on several different revenue models. We also derive revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications, as well as through premium services sold to end users and mobile advertising sold to advertisers and advertising agencies.

Through our hosted service delivery model, we provide our solutions to end users and customers through the networks of leading wireless carriers in the United States, including AT&T, Sprint, T-Mobile and United States Cellular Corporation, or U.S. Cellular, through certain carriers in other countries, as well as automobile manufacturers, such as Ford, and OEMs such as Delphi Automotive Systems LLC, or Delphi. Our flexible and proprietary platform enables us to efficiently reach and retain millions of end users, across more than 1,200 types of mobile phones, all major mobile phone operating systems and a broad range of wireless network protocols. This platform provides data and analytics to create more personalized experiences for mobile applications, location based advertising and customer lifecycle management.

Key components of our results of operations

Sources of revenue

We primarily derive our revenue from our wireless carrier customers for their end users’ subscriptions to our LBS, as well as from activation fees for certain of our services. Our wireless carrier customers pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a revenue sharing arrangement that may include a minimum fee per end user, or (4) based on usage or other basis. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a standalone basis. We also offer our applications directly to end users through application stores such as the Apple App Store and Android Marketplace. In addition, we derive revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. In the future, we may have other revenue models. For example, we recently implemented revenue models based on free versions of our services which can generate fees through advertising supported arrangements, and subscriber upgrades to more premium versions for a fee.

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

Sprint represented 39% and 48% of our revenue in the six months ended December 31, 2011 and 2010, respectively. We currently operate under an agreement with Sprint, which we most recently amended in September 2010. Our agreement with Sprint expires as of December 31, 2012, however Sprint may terminate the obligations related to our bundled navigation services beginning July 1, 2012, with 30 business days prior notice. We and Sprint have engaged in discussions relating to our agreement and we believe that these discussions, if successful, will likely result in modifications to the duration, financial terms, and promotion of our services offered to Sprint customers under the agreement, as well as a significant reduction in revenue from Sprint beginning in the three months ending June 30, 2012. As a result, there can be no assurance that we will continue to receive similar revenue from Sprint, our revenue model with Sprint will remain unchanged or the agreement will not terminate after June 30, 2012.

We currently receive a guaranteed annual fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. The annual fee changes from year to year over the contract period and limits the maximum number of subscribers covered under such fee in a given year. Sprint generally pays us these annual fees in advance. We have the right to be Sprint’s preferred supplier of certain navigation applications until December 31, 2012, subject to Sprint’s termination rights described above. We recognize revenue for the aggregate annual fees monthly on a straight-line basis over the term of the agreement. Our portion of the revenue sharing arrangements for monthly recurring charge navigation subscribers, enterprise LBS subscribers and revenue generated from mobile commerce services was increased under the amendment and will also apply to revenue generated from other premium services we may provide to bundled and other subscribers during the term of the agreement.

AT&T represented 39% and 38% of our revenue in the six months ended December 31, 2011 and 2010. Our agreement with AT&T, one of our wireless carrier customers whose payments to us represent a substantial portion of our revenue, expires in March 2013 and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our LBS. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future.

We provide an embedded on-board and off-board navigation solution to Ford. Our current on-board Secure Digital, or SD, card-based navigation system is designed to provide an easily updateable option compared to CD, DVD or hard-drive-based systems, which can also be extended globally to include regional and local information such as languages, guidance and maps. Our off-board, connected navigation solution uses our GPS navigation software to deliver real-time information to help drivers search, find and reach destinations. We recognize revenue from these solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from the distribution of our customized software in vehicles as the vehicles are produced, or on a monthly basis as our software is used.

Subscription fees from our wireless carrier customers represented a substantial majority of our revenue in the six months ended December 31, 2011 and 2010. Sprint and AT&T represented 39% and 39% of our revenue, respectively, in the six months ended December 31, 2011, and 48% and 38% of our revenue, respectively, in the six months ended December 31, 2010. Subscription fee revenue from our GPS Navigator service declined from the six months ended December 31, 2010 to the six months ended December 31, 2011, primarily due to the transition to a fixed annual fee with Sprint. Revenue from our automotive navigation solutions, enterprise LBS mobile advertising and commerce and premium LBS represented 16% and 6% of our revenue in the six months ended December 31, 2011 and 2010, respectively. GPS Navigator is our flagship voice guided, real time, turn by turn, mobile navigation service. Our technology also powers automotive navigation solutions that provide accurate, easy to use LBS to drivers, including search, POI and traffic services. Our enterprise LBS allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. We are developing other LBS solutions with new business models and distribution channels in our current LBS market and adjacent markets. These solutions include tablet devices, location based mobile advertising and commerce services and premium LBS. While we have already introduced certain components or initial versions of several of these LBS solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors, including adoption by wireless carrier customers, automobile manufacturers and OEMs of navigation solutions; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising and social networking.

In the six months ended December 31, 2011 and 2010, we generated 95% and 97% of our revenue, respectively, in the United States. We are pursuing expansion opportunities with wireless carriers in other countries and therefore expect international revenue to increase in absolute dollars over the longer term.

Cost of revenue

Our cost of revenue consists primarily of the cost of the third party content, such as map, point of interest, or POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects and stock-based compensation. The largest component of our cost of revenue is the fees we pay to providers of map and POI data, TomTom Maps and NAVTEQ. We have long term agreements with TomTom Maps and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and on a fixed fee basis.

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

We use map and POI data from TomTom Maps to provide its services for Sprint’s bundled offerings. We pay TomTom Maps a percentage of the fees earned from Sprint for basic navigation services and gross advertising and mobile commerce revenue and a flat monthly fee per subscriber for premium services. We also pay TomTom Maps certain guaranteed minimum payments for such services. The expiration of the license period for navigation services provided by TomTom Maps for Sprint’s bundled offerings is the earlier of December 31, 2012 or the date of termination of our agreement with Sprint with respect to those bundled services.

We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, including those through bundled or freemium offerings, and average usage of our services by end users increases. We anticipate that our cost of revenue will also increase over time as we continue to enhance the richness of the content offered by our products and if we increase the level of our revenue from automotive navigation solutions, which generally have higher associated third party content costs than our navigation offerings provided through wireless carriers. In addition, our cost of revenue will be impacted by amortization and depreciation expense associated with planned data center capacity and redundancy increases, as well as increased amortization and recognition of deferred software development costs.

Operating expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses increased in absolute dollars in fiscal 2010 and fiscal 2011 as we became a public company and built our infrastructure and added employees across all categories to support our growth, develop new services and products, and expanded into international markets. We expect our operating expenses to continue to increase in fiscal 2012 as we continue in these endeavors.

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

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs and advertising. Historically, a majority of our revenue has been derived from wireless carriers, which bear much of the expense of marketing and promoting our services to their subscribers. As a result, the majority of our sales and marketing expenses relate to supporting our wireless carrier customers and attracting new wireless carrier customers to offer our LBS. Partly to support our initiatives in the auto industry and mobile advertising and to promote our services directly to end users, we are increasing our investment in sales and marketing.

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

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned from our LBS in the United States. Before the effect of discrete items, we expect our effective tax rate for fiscal 2012 to be approximately 37% as a result of the concentration of earnings in the United States. Our effective tax rate was 26% in the six months ended December 31, 2011 primarily due to the effect of certain discrete items recognized during the period. Our effective tax rate could be reduced if our international revenue substantially increases as a percentage of revenue, due to the lower corporate tax rates available in certain countries outside the United States and the availability of net operating loss carryforwards in those countries.

In addition, in October 2011 we received a favorable tax ruling from the State of California with respect to our method for determining our California income tax liability that resulted in a reduction of our fiscal 2011 tax liability through the recovery of previous estimated tax payments made. We recognized the discrete benefit of $2.1 million related to this ruling during the three months ended December 31, 2011, which has resulted in an effective tax rate of 26% for the six months ended December 31, 2011.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended December 31, 2011 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

Results of operations

The following tables set forth our results of operations for the three and six months ended December 31, 2011 and 2010, as well as a percentage that each line item represents of our revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,		Six Months Ended December 31,
Consolidated Statements of Income Data	2011	2010	2011	2010
	(in thousands)
Revenue	$53,166	$48,022	$105,898	$99,122
Cost of revenue	9,945	8,828	20,261	17,680

Gross profit	43,221	39,194	85,637	81,442
Operating expenses:
Research and development	17,311	13,473	33,790	26,500
Sales and marketing	8,383	5,804	15,850	10,530
General and administrative	5,791	4,723	12,041	8,469

Total operating expenses	31,485	24,000	61,681	45,499

Income from operations	11,736	15,194	23,956	35,943
Other income, net	508	248	1,000	445

Income before provision for income taxes	12,244	15,442	24,956	36,388
Provision for income taxes	2,001	5,402	6,529	13,990

Net income	$10,243	$10,040	$18,427	$22,398

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	19	18	19	18

Gross profit	81	82	81	82
Operating expenses:
Research and development	32	28	32	27
Sales and marketing	16	12	15	11
General and administrative	11	10	11	8

Total operating expenses	59	50	58	46

Income from operations	22	32	23	36
Other income, net	1	—	1	1

Income before provision for income taxes	23	32	24	37
Provision for income taxes	4	11	7	14

Net income	19%	21%	17%	23%

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Additional Key Metrics
Average monthly paying end users (in millions)	26.8	19.6	26.4	18.7
Freemium offering end users as of period end (in millions)	3.3	—	3.3	—

Comparison of the three and six months ended December 31, 2011 and 2010

Revenue. Revenue increased 11% to $53.2 million in the three months ended December 31, 2011 from $48.0 million in the three months ended December 31, 2010. Revenue increased 7% to $105.9 million in the six months ended December 31, 2011 from $99.1 million in the six months ended December 31, 2010. The increases were due primarily to increased revenue from automotive navigation solutions we provide for Ford vehicles, as well as growth in monthly subscription fees from end users of our white label GPS navigation services provided through AT&T and U.S. Cellular, and growth in mobile navigation revenue internationally, and were partially offset by a decrease in monthly subscription fees from navigation services provided through T-Mobile. In addition, the increase in revenue in the six months ended December 31, 2011 was partially offset by a decrease in revenue from Sprint bundle users resulting from our September 2010 Sprint amendment, whereby we transitioned to a fixed annual fee.

Average monthly paying end users increased to 26.8 million for the three months ended December 31, 2011 from 19.6 million for the three months ended December 31, 2010 and to 26.4 million for the six months ended December 31, 2011 from 18.7 million for the six months ended December 31, 2010, primarily resulting from the continued adoption of Sprint’s Simply Everything and Everything Data plans which include our LBS navigation application. The majority of our end users receive access to our navigation application through bundled offerings, for which we are paid by the carrier that offers such bundles. We also have end users that pay a fee for our navigation offerings through either a monthly or annual subscription to our turn-by-turn navigation service, including users who pay to upgrade to our premium services. In addition to paying end users, as of December 31, 2011 we had in excess of 3.3 million users of our freemium offerings, which include free turn-by-turn navigation for certain Android platforms and a free visual navigation application for the iPhone. While we do not collect revenue from these free basic navigation services, we offer a path to upgrade to premium paid services, and we also leverage these customers to drive mobile advertising and commerce revenue.

In the three months ended December 31, 2011 and 2010, revenue from Sprint represented 38% and 44% of our revenue, respectively, and revenue from AT&T represented 39% and 40% of our revenue, respectively. In the six months ended December 31, 2011 and 2010, revenue from Sprint represented 39% and 48% of our revenue, respectively, and revenue from AT&T represented 39% and 38% of our revenue, respectively. No other wireless carrier or other customer represented more than 10% of our revenue in either period.

We primarily sell our services in the United States. In the three and six months ended December 31, 2011, revenue derived from U.S. sources represented 95% of our revenue. In the three and six months ended December 31, 2010, revenue derived from U.S. sources represented 97% of our revenue.

Cost of revenue. Our cost of revenue increased 13% to $9.9 million in the three months ended December 31, 2011 from $8.8 million in the three months ended December 31, 2010. As a percentage of revenue, cost of revenue in the three months ended December 31, 2011 increased to 19% from 18% in the three months ended December 31, 2010. Our cost of revenue increased 15% to $20.3 million in the six months ended December 31, 2011 from $17.7 million in the six months ended December 31, 2010. As a percentage of revenue, cost of revenue in the six months ended December 31, 2011 increased to 19% from 18% in the six months ended December 31, 2010. Cost of revenue increased in absolute dollars and at a higher rate than the 11% and 7% increases in revenue for the comparable three month and six month periods ended December 31, 2011, respectively, primarily as a result of the third party content and related costs associated with the on-board navigation revenue from Ford, which generally has higher associated third party content costs than our navigation offerings provided through wireless carriers. The majority of the increase in cost of revenue in absolute dollars in the three months and six months ended December 31, 2011 was due to 17% and 16% increases in third party content costs, respectively, as well as increases in deferred software development costs expensed in connection with revenue from Ford, and increased customer support and data center costs.

Gross profit. Our gross profit increased to $43.2 million in the three months ended December 31, 2011 from $39.2 million in the three months ended December 31, 2010, and increased to $85.6 million in the six months ended December 31, 2011 from $81.4 million in the six months ended December 31, 2010. Our gross margin decreased to 81% in the three and six months ended December 31, 2011 from 82% in the three and six months ended December 31, 2010. The decreases in gross margin were due to lower revenues from Sprint and the increased proportion of revenue contributed from our on-board navigation solutions provided to Ford, which generally have higher associated content costs and resulting lower gross margins than our LBS provided to our wireless carrier customers. We expect our gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and to decline as a result of increased competition, especially from other freemium offerings.

Research and development. Our research and development expenses increased 28% to $17.3 million in the three months ended December 31, 2011 from $13.5 million in the three months ended December 31, 2010, and increased 28% to $33.8 million in the six months ended December 31, 2011 from $26.5 million in the six months ended December 31, 2010. The increases were primarily due to the costs associated with increased compensation and benefits for our existing employees and increased headcount to enhance the functionality of our services and develop new offerings, and from increased rent expense associated with our new Sunnyvale facilities. As a percentage of revenue, research and development expenses increased to 32% in the three months ended December 31, 2011 from 28% in the three months ended December 31, 2010, and increased to 32% in the six months ended December 31, 2011 from 27% in the six months ended December 31, 2010. The total number of research and development personnel increased 5% to 753 at December 31, 2011 from 716 at December 31, 2010. We believe that as we continue to invest in expanding the LBS we offer, establish relationships with new wireless carrier customers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand the services and products we offer.

Sales and marketing. Our sales and marketing expenses increased 44% to $8.4 million in the three months ended December 31, 2011 from $5.8 million in the three months ended December 31, 2010, and increased 51% to $15.9 million in the six months ended December 31, 2011 from $10.5 million in the six months ended December 31, 2010. The increases were primarily due to the costs associated with increased headcount to strengthen and diversify our product offerings, including automotive navigation solutions, premium services and advertising. As a percentage of revenue, sales and marketing expenses increased to 16% in the three months ended December 31, 2011 from 12% in the three months ended December 31, 2010, and increased to 15% in the six months ended December 31, 2011 from 11% in the six months ended December 31, 2010. We expect that our sales and marketing expenses will continue to increase in absolute dollars.

General and administrative. Our general and administrative expenses increased 23% to $5.8 million in the three months ended December 31, 2011 from $4.7 million in the three months ended December 31, 2010, and increased 42% to $12.0 million in the six months ended December 31, 2011 from $8.5 million in the six months ended December 31, 2010. The increase in the comparable three month periods was primarily due to increased costs associated with headcount. The increase in the comparable six month periods was primarily due to increased legal fees incurred in connection with intellectual property claims and, to a lesser extent, costs associated with increased headcount. The total number of general and administrative personnel increased 12%, to 77 at December 31, 2011 from 69 at December 31, 2010. As a percentage of revenue, general and administrative expenses increased to 11% in the three and six months ended December 31, 2011 from 10% and 8% in the three and six months ended December 31, 2010, respectively. We expect that our general and administrative expenses will fluctuate in absolute dollars based upon our legal fees incurred in connection with intellectual property claims.

Other income, net. Our other income, net was $508,000 in the three months ended December 31, 2011 and $248,000 in the three months ended December 31, 2010. Our other income, net was $1.0 million in the six months ended December 31, 2011 and $445,000 in the six months ended December 31, 2010. The increases were primarily due to increased interest income due to higher cash and cash equivalents and short-term investments balances.

Provision for income taxes. Our provision for income taxes decreased to $6.5 million in the six months ended December 31, 2011 from $14.0 million in the six months ended December 31, 2010. Our effective tax rate was 26% in the six months ended December 31, 2011 compared to 38% in the six months ended December 31, 2010. Before discrete benefits, primarily comprised of $2.1 million benefit discussed below, our effective tax rate was approximately 37% for the six months ended December 31, 2011. The decrease in our effective tax rate is primarily due to favorable changes in California tax law regarding apportioning income to the state, which resulted in a reduction in our expected California state taxes. In addition, in October 2011 we received a favorable tax ruling from the State of California with respect to our method for determining our California income tax liability that resulted in a reduction of our fiscal 2011 tax liability through the recovery of previous estimated tax payments made. We recognized the discrete benefit of $2.1 million related to this ruling during the three months ended December 31, 2011.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2011 and June 30, 2011, our cumulative unrecognized tax benefits were $3.5 million and $4.5 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2011 is $2.8 million that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $112,000 and $157,000 accrued for the payment of interest and penalties at December 31, 2011 and June 30, 2011, respectively.

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

Liquidity and capital resources

The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Six Months Ended December 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$7,443	$48,742
Net cash used in investing activities	(2,134)	(117,305)
Net cash used in financing activities	(7,403)	(1,543)
Effect of exchange rate changes on cash and cash equivalents	(128)	(75)

Net decrease in cash and cash equivalents	$(2,222)	$(70,181)

At December 31, 2011, we had cash, cash equivalents and short-term investments of $187.9 million, which primarily consisted of money market mutual funds, asset-backed securities, certificates of deposit, municipal securities, corporate bonds, and commercial paper held. Our cash, cash equivalents and short-term investments are held and managed by recognized financial institutions that are required to adhere to our investment policy.

Our accounts receivable are heavily concentrated in a small number of customers. As of December 31, 2011, our accounts receivable balance was $18.7 million, of which AT&T and Ford represented 45% and 10%, respectively. Our accounts receivable balance due from Sprint represented less than 10% of total accounts receivable as of December 31, 2011 and will fluctuate based upon the timing of invoicing and payment under Sprint’s fixed annual fee arrangement.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we may experience lower than expected cash generated from operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our wireless carrier customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.

Net cash provided by operating activities. Net cash provided by operating activities was $7.4 million and $48.7 million in the six months ended December 31, 2011 and 2010, respectively. Cash provided by or used in operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount related costs and royalty payments for portions of the content provided in our products. In the six months ended December 31, 2011, cash provided by operating activities was provided principally by net income of $18.4 million, non-cash charges for depreciation and amortization of $3.9 million, stock-based compensation of $2.5 million and accretion of premium on short-term investments of $2.3 million, partially offset by $19.1 million from changes in our operating assets and liabilities. In the six months ended December 31, 2010, cash provided by operating activities was provided principally by net income of $22.4 million, non-cash charges for depreciation and amortization of $3.8 million, stock-based compensation of $1.8 million, a write-off of capitalized software of $691,000, and $19.7 million from changes in our operating assets and liabilities which resulted primarily from a decrease in accounts receivable of $18.8 million.

Net cash used in investing activities. We used net cash in investing activities of $2.1 million and $117.3 million during the six months ended December 31, 2011 and 2010, respectively. Cash used in investing activities has historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment and internal software development costs. We expect to increase our purchases of property and equipment in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as in equipment and facilities for our growing worldwide employee base as we expand our business. In the six months ended December 31, 2011, cash used in investing activities was used principally for purchases of property and equipment of $10.1 million, additions to capitalized software of $1.1 million and acquisition costs of $1.8 million, net of cash acquired, partially offset by sales and maturities of short-term investments, net of purchases, of $10.8 million. In the six months ended December 31, 2010, cash used in investing activities was used principally for purchases of short-term investments of $113.7 million, net of proceeds from sales of short-term investments, and purchases of property and equipment of $3.1 million.

Net cash used in financing activities. During the six months ended December 31, 2011 and 2010, we used cash in our financing activities of $7.4 million and $1.5 million, respectively, primarily to repurchase shares of our outstanding common stock under our stock repurchase programs. In the six months ended December 31, 2011, we utilized $9.3 million of cash to repurchase 1,029,694 shares of our common stock at an average purchase price of $9.03 per share, partially offset by proceeds from the exercise of stock options. In the six months ended December 31, 2010, we utilized $2.3 million of cash to repurchase shares of our common stock, partially offset primarily by proceeds from the exercise of stock options.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations, commitments and contingencies

As of December 31, 2011, we had an aggregate of $50.1 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $50.1 million of future minimum commitments were comprised of $10.0 million due in fiscal 2012; $11.0 million due in fiscal 2013; $6.4 million due in fiscal 2014; $4.3 million due in fiscal 2015; $4.0 million due in fiscal 2016, and $14.4 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the six months ended December 31, 2011, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

Foreign currency risk. Substantially all of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, most of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese Renminbi, or RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. As of December 31, 2011, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.

To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, we responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, we responded to WRE-Hol’s filing. On November 15, 2011 the U.S. Patent and Trademark office issued an Action Closing Prosecution, rejecting 44 and confirming seven out of 51 claims subject to reexamination. On November 21, 2011, WRE-Hol filed a Motion to Lift Stay and Enter Amended Scheduling Order. On December 27, 2011 the Court denied WRE-Hol’s Motion. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007-JJF). The plaintiff alleges that certain of our services, including our GPS Navigator and TeleNav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The court held a claim construction hearing on October 28, 2011. On December 12, 2011 the court issued its claim construction ruling. On January 11, 2012 the parties filed a Stipulation and Proposed Order to Vacate Case Schedule to Focus on Early Dispositive Motions. The Order, which was entered by the Court on January 12, 2012, permits the TCS and TeleNav Defendants to file early case-dispositive Motions for Summary Judgment of Noninfringement and postpones the current case schedule pending the resolution of those motions. The hearing on these Summary Judgment motions is scheduled for May 18, 2012. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information amended complaint asserting that the patents-in-suit are not infringed and are invalid. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On October 4, 2011 the case was reassigned to Chief Judge David Folsom. On October 31, 2011 we filed an answer to the second amended complaint asserting that the patent-in-suit is not infringed and is invalid. On December 20, 2011 the case was reassigned to Judge Rodney Gilstrap. Currently, the case is scheduled for a claim construction hearing on September 25, 2012 and a trial in May 2013. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 IPO, alleging violations of Sections 11 and 15 of the Securities Act. On March 21, 2011, plaintiff filed an amended complaint purporting to be brought on behalf of all persons who acquired shares of our common stock pursuant to our IPO and alleging that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint sought class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011. On June 2, 2011, following a successful mediation between the parties, the Court entered a stipulation and order regarding settlement and staying all proceedings. On November 15, 2011 the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. A Settlement Hearing is scheduled for February 24, 2012. If approved, the settlement will include a payment of $3.8 million to resolve all claims as to all defendants to the litigation. The entire settlement amount will be paid by our insurance carrier. We do not anticipate any liability as a result of this matter.

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

In addition, we have received, and expect to continue to receive, demands for indemnification from our wireless carrier and other customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. With the exception of the Levine matter, we are not a party to the following cases; however our customers have requested that we indemnify them in connection with such cases:

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

In March 2009, AT&T demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement; however, there continues to be a disagreement as to any additional amounts that might be provided to AT&T as it relates to legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, and we are presently defending Sprint as a result. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion, or RIM, and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We have agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations, and are presently defending T-Mobile as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or T-Mobile or AT&T or the potential losses they and we may experience in connection with such litigation. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 16, 2011, we moved to intervene in the Levine litigation in the Eastern District of Texas. On June 27, 2011, RIM was dismissed from the case based on a confidential license and settlement agreement. On June 29, 2011, the Court granted our motion to intervene. On July 14, 2011, Levine filed an answer and counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine’s counterclaims of patent infringement. On September 30, 2011, Intermec was dismissed from the case. Also effective on September 30, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, retired from the bench. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 14, 2011 the defendants filed a Motion for Partial Summary Judgment of Invalidity Based on Indefiniteness of Certain Claims of U.S. Patent Nos. 6,140,943 and 6,243,030. On November 14, 2011, the claim construction hearing was moved to January 25, 2012. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On January 4, 2012, Judge Gilstrap recused himself and the case was reassigned to Judge Folsom, who is expected to retire in March 2012. At this time, we cannot reasonably determine whether the change in judges will affect the trial date. The hearings on claim construction and the defendants’ Motion for Partial Summary Judgment of Invalidity were held on January 25, 2012. Currently, trial is set for August 2012. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to our wireless carrier and other customers’ indemnity demands with respect to pending litigation, could materially harm our business, operating results and financial condition. When we believe a loss or a cost of indemnification is probable and can be reasonably estimated, we accrue the estimated loss or cost of indemnification in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss or cost of indemnification, if any, is probable and can be reasonably estimated or the outcome becomes known. Although to date we have not agreed to defend or indemnify our wireless carrier or other customers for outstanding and unresolved indemnity demands where we do not believe we have an obligation to do so or that our solution infringes on asserted intellectual property rights, we may in the future agree to defend and indemnify our wireless carrier or other customers in connection with demands for indemnification, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our solution infringes the asserted intellectual property rights. Alternatively, we may reject certain of our wireless carriers’ or other customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our wireless carrier or other customers, negatively impact our relationships with them or result in litigation against us. Our wireless carrier or other customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If we make substantial payments as a result of indemnity demands, our relationships with our wireless carrier or other customers are negatively impacted, or any of our wireless carrier or customer agreements is terminated, our business, operating results and financial condition could be materially harmed.

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

We are substantially dependent on two wireless carrier customers for a large portion of our revenue. In the six months ended December 31, 2011 and 2010, Sprint represented 39% and 48% of our revenue, respectively. Effective September 1, 2010, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2011 to December 31, 2012. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2012 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint pays us a fixed annual fee regardless of the number of subscribers (up to specified thresholds). Sprint may terminate the obligations related to our bundled navigation services for any reason, beginning July 1, 2012, by providing notice at least 30 business days prior to termination. We and Sprint have engaged in discussions relating to our agreement and we believe that these discussions, if successful, will likely result in modifications to the duration, financial terms, and promotion of our services offered to Sprint customers under the agreement, as well as a significant reduction in revenue from Sprint beginning in the three months ending June 30, 2012. As a result, there can be no assurance that we will continue to receive similar revenue from Sprint, our revenue model with Sprint will remain unchanged or the agreement will not terminate after June 30, 2012. Our failure to renew or renegotiate this agreement on or after June 30, 2012 on favorable terms or at all, a termination of our agreement by Sprint or our failure to otherwise maintain our relationship with Sprint would substantially reduce our revenue and significantly harm our business, operating results and financial condition.

In connection with our amended agreement with Sprint, we have continued to work with Sprint to transition Sprint Navigation branded services to Telenav branded navigation services; however, the branding transition may not increase end user recognition of our brand and may result in confusion that results in reduced or more limited adoption of our services by Sprint’s subscribers.

In March 2008, Sprint began offering certain plans which currently include our LBS. As a result, we have experienced a significant increase in end users and benefitted from increased marketing exposure since the introduction of these plans. If Sprint reduces its expenditures for marketing our LBS, changes these plans to reduce or eliminate our services, prices our LBS at a level that makes them less attractive or offers and promotes competing LBS, in lieu of, or to a greater degree than, our LBS, our revenue would be materially reduced and our business, operating results and financial condition would be materially and adversely affected.

For the six months ended December 31, 2011 and 2010, AT&T represented 39% and 38% of our total revenue, respectively. AT&T is not required to offer our LBS. As amended in January 2011, our agreement with AT&T expires in March 2013 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Furthermore, our failure to otherwise maintain our relationship with AT&T would substantially harm our business.

We recently introduced freemium navigation and we may not be successful with these new products or convert “free” users to paid users.

We introduced freemium offerings on the Apple App Store and through other marketplaces. Freemium offerings are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising. We may not achieve substantial end user acceptance of these products, as measured by downloads, and even if end users download and use the freemium products, we may not be successful in converting those “free” users into paid users. We have limited experience in marketing our products and services directly to end users or generating advertising revenue. We may not be successful in gaining visibility among end users without incurring significant expenses to market our products and services to those users. In addition, we do not have experience in converting users of free applications to paid users or in generating revenue from full featured products solely through advertising revenue. If we are unable to achieve high visibility among end users or fail to convince those end users to convert to paid products and services, we may be unable to sustain our revenue and profitability in the future.

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

Certain of our wireless carrier customers sell unlimited data service plans that include our LBS. As a result, end users do not have to pay a separate monthly fee to use our services. If our wireless carrier customers were to eliminate our services from their unlimited data service plans, we could lose end users as they would be required to pay a separate monthly fee to continue to use our services. In addition, we could be required to change our fee structure to retain end users, which could negatively affect our gross margins. For example, in 2010, we entered into an amendment with Sprint that changed our fee structure from a per user per month fee to a flat fee across all users (up to certain thresholds) per year, which decreased our per end user revenue. Consistent with its past efforts to reduce costs, we anticipate that Sprint may also seek to reduce the fixed fee it pays us or convert to a different fee model, even though we are not compensated on a per user basis, regardless of whether our existing agreements with Sprint are still in effect. Our wireless carrier customers may also seek to reduce the monthly fees per subscriber that they pay us if their subscribers do not use our services as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier customers may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive our services through those plans to move to a less expensive plan that does not include our services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make our LBS less attractive and could result in current end users abandoning our LBS. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give AT&T certain most favored customer pricing on specified products and in certain markets. In certain circumstances this may require us to reduce the price per end user under the AT&T contract, which may adversely impact our revenue.

The success of our automotive navigation products may be affected by overall automotive industry dynamics and customer issues.

Our ability to succeed long term in the automotive industry depends on our ability to expand the number of vehicles offered with our navigation solution with our current automobile manufacturers in addition to broadening out to other automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production of vehicles with and adoption by automobile buyers of our products offered by such automobile manufacturers. As we move forward, Ford may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products.

We may also not be successful in attracting and retaining other automobile manufacturers and OEMs due to intense competitive pressures affecting vehicle sales on a global basis, the economic restructuring among certain domestic automobile manufacturers and OEMs and severe financial- and disaster-related shocks upon the automotive markets and supply chain.

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

Our revenue is derived almost exclusively from subscription fees that we receive from our wireless carrier customers for end users who subscribe to our services on a standalone basis or in a bundle with other services. Depending on the wireless carrier contracts, we receive revenue as (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a revenue sharing arrangement that may include a minimum fee per end user or (4) based on usage or other basis. To date, a relatively small number of end users have subscribed for our services in connection with their wireless plans compared to the total number of mobile phone users. Our near term success depends heavily on achieving significantly increased subscriber adoption of our LBS either through standalone subscriptions to our services or as part of bundles from our existing wireless carrier customers. Our success also depends on achieving widespread deployment of our LBS by attracting and retaining additional wireless carrier customers. The use of our LBS will depend on the pricing and quality of those services, subscriber demand for those services, which may vary by market, as well as the level of subscriber turnover experienced by our wireless carrier customers. If subscriber turnover increases more than we anticipate, our financial results could be adversely affected.

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

As a percentage of revenue, our operating income was 23% and 36% and our net income was 17% and 23% in the six months ended December 31, 2011 and 2010, respectively. Since June 30, 2008, we have made significant investments in new operating and information systems and additional data centers, hired substantial numbers of new research and development, sales and marketing and general and administrative personnel and expanded our operations outside the United States. Efforts to develop new services and products and attract new wireless carrier customers require investments in anticipation of longer term revenue. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. As a result of these factors, we believe our operating income and net income may decline as a percentage of revenue at least through fiscal 2012. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.

We are substantially dependent on revenue from our GPS Navigator service, our flagship LBS, and, if revenue from GPS Navigator declines and if we fail to generate significant revenue from other services, our operating results may be harmed.

Although revenue in absolute dollars from sources other than GPS Navigator rose in all periods presented, revenue from our GPS Navigator service declined from the six months ended December 31, 2010 to the six months ended December 31, 2011, primarily due to the transition to a fixed annual fee with Sprint. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier customers or the number of end users for GPS Navigator were to decline, our revenue would be substantially harmed. We have experienced a reduction of revenue from GPS Navigator over time as our wireless carrier customers implement white label and more bundled offerings, for which we typically receive a lower monthly subscription fee or a fixed annual fee regardless of the number of end users (subject to specified thresholds) to which we provide our services. We may be unable to increase our revenue from our enterprise LBS, automotive navigation, mobile advertising and commerce and premium LBS. If we were unable to offset declining revenue from GPS Navigator by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.

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

We recently introduced Scout, a service that end users can access for navigation and planning with their PCs, mobile devices or cars. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs.

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

We have substantially expanded our overall business, end user base, headcount and operations in recent periods. We increased our total number of full time employees from 438 at June 30, 2008 to 1,041 at December 31, 2011. During this same period, we made substantial investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in China. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. In addition, due to the large number of employees located outside of the United States, we have exposure to changes in foreign currency rates which could result in higher labor and related operating costs.

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

We have a lengthy and complex sales process. The integration and testing of our LBS platform with a prospective wireless carrier requires substantial time and expense before launching our LBS with that wireless carrier. In new geographic markets, our sales cycles are typically longer and may involve more challenges such as language or government regulation/compliance requirements. Even after a wireless carrier decides to launch our LBS, the integration of our LBS platform with a wireless carrier’s network and billing systems generally requires several months to complete. Moreover, launch of our LBS by a wireless carrier typically may be timed to coincide with a new mobile phone launch, over which we have no control. In addition, being selected to participate and designed into new vehicle models is a lengthy and time consuming process and our LBS platform may not be included for factors beyond our control if we are participating in the vehicle design with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our LBS platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturers. These delays may make it difficult to predict when we will generate revenue from new customers.

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

The rapid transition occurring in the market for mobile phones from feature phones to smartphones creates opportunities for competitors to enter the market for our LBS with wireless carriers that traditionally provided a single option for their platform. This shift in consumer hardware choice may result in more competitors targeting the smartphone opportunities at lower prices without having to cooperate with the wireless carrier. We traditionally benefited in our relationship with wireless carriers through their distribution of our application for their devices as the pre-loaded option for end users. As end users become accustomed to searching out their own applications generally they may also seek out more alternatives for their LBS application.

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

As of December 31, 2011, we had international operations in China, the United Kingdom and Brazil. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 95% and 97% of our total revenue for the six months ended December 31, 2011 and 2010, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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

Other than our acquisition of Goby in September 2011, we have not made any acquisitions to date. In the future, we may make acquisitions to improve our LBS offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Our acquisition of Goby involves, and any other mergers and acquisitions we may pursue would involve, numerous risks, including the following:

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

Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures and could face outages and delays in the future. These outages and delays could affect our ability to provide our LBS successfully. In addition, changes by a wireless carrier to its network infrastructure may interfere with the integration of our servers with their network and delivery of our LBS and may cause end users to lose functionality for services they have already purchased. Any of the foregoing could harm our business, operating results and financial condition.

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

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering, or IPO, alleging violations of Sections 11 and 15 of the Securities Act. On November 15, 2011 the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. A Settlement Hearing is scheduled for February 24, 2012. The settlement will include a payment of $3.8 million by our insurance carrier to resolve all claims as to all defendants to the litigation. In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

We will incur continued high costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the stock exchange on which our common stock is traded. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to impact our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are unable currently to estimate these costs with any degree of certainty. We also expect that it will be more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers if we cannot provide a level of insurance coverage that they believe is adequate.

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

•

announcements by us or our competitors of significant technical innovations, relationship changes with key customers, acquisitions, strategic partnerships, joint ventures, capital raising activities or capital commitments;

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 65.73% of our common stock outstanding as of December 31, 2011. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2011	—	$—	—	$20,000,000
November 1 – November 30, 2011	109,190	$9.15	109,190	$19,000,502
December 1 – December 31, 2011	43,404	$8.35	43,404	$18,638,207

Total	152,594	$8.92	152,594	$18,638,207

(1)	The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us on October 27, 2011. Our board of directors authorized us to purchase shares of our common stock up to an aggregate of $20.0 million, inclusive of broker fees. This stock repurchase plan will expire on October 27, 2012.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated: February 6, 2012	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated: February 6, 2012	By:	/s/ DOUGLAS MILLER
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