Form 10-Q
period 2012-03-31
TeleNav, Inc.
filed 2012-05-07
CIK 1474439

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 2012

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

As of April 30, 2012, there were approximately 41,492,395 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2012	June 30, 2011 *
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,635	$24,053
Short-term investments	182,179	179,257
Accounts receivable, net of allowances of $384 and $356 at March 31, 2012 and June 30, 2011, respectively	26,526	30,711
Deferred income taxes	1,676	2,951
Prepaid expenses and other current assets	13,431	9,654

Total current assets	251,447	246,626
Property and equipment, net	16,584	9,079
Deferred income taxes, non-current	1,607	1,589
Deposits and other assets	5,749	3,333

Total assets	$275,387	$260,627

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,577	$3,176
Accrued compensation	8,409	7,847
Accrued royalties	7,761	4,154
Other accrued expenses	6,687	4,308
Deferred revenue	26,880	48,490
Income taxes payable	1,703	49

Total current liabilities	54,017	68,024
Deferred rent, non-current	7,785	8
Other long-term liabilities	4,014	4,129
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 43,918 shares issued and 41,452 shares outstanding at March 31, 2012; 42,984 shares issued and 41,823 shares outstanding at June 30, 2011	42	42
Additional paid-in capital	117,851	115,064
Accumulated other comprehensive income	419	537
Retained earnings	91,259	72,823

Total stockholders’ equity	209,571	188,466

Total liabilities and stockholders’ equity	$275,387	$260,627

*	Derived from audited consolidated financial statements as of and for the year ended June 30, 2011

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue	$57,770	$57,110	$163,668	$156,232
Cost of revenue	14,793	12,739	35,054	30,419

Gross profit	42,977	44,371	128,614	125,813

Operating expenses:
Research and development	17,848	14,239	51,638	40,739
Sales and marketing	8,839	6,699	24,689	17,229
General and administrative	5,473	5,701	17,514	14,170

Total operating expenses	32,160	26,639	93,841	72,138

Income from operations	10,817	17,732	34,773	53,675
Other income, net	467	305	1,467	750

Income before provision for income taxes	11,284	18,037	36,240	54,425
Provision for income taxes	3,933	6,872	10,462	20,862

Net income	$7,351	$11,165	$25,778	$33,563

Net income per share:
Basic	$0.18	$0.27	$0.62	$0.80

Diluted	$0.17	$0.25	$0.58	$0.75

Weighted average shares used in computing net income per share:
Basic	41,454	42,919	41,412	42,063

Diluted	43,579	45,181	44,208	44,936

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended March 31,
	2012	2011
Operating activities
Net income	$25,778	$33,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,025	7,449
Accretion of premium on short-term investments	3,416	1,500
Stock-based compensation expense	3,798	2,895
Write-off of capitalized software	—	691
Excess tax benefits from employee stock option plans	(799)	(513)
Changes in operating assets and liabilities:
Accounts receivable	4,185	9,569
Deferred income taxes	2,016	248
Prepaid expenses and other current assets	(3,763)	(5,885)
Other assets	(331)	919
Accounts payable	(27)	(35)
Accrued compensation	562	(215)
Accrued royalties	3,607	435
Accrued expenses and other liabilities	1,843	2,220
Income taxes payable	2,780	(361)
Deferred rent	8,852	(223)
Deferred revenue	(21,899)	60,734

Net cash provided by operating activities	36,043	112,991

Investing activities
Purchases of property and equipment	(13,058)	(4,074)
Additions to capitalized software	(1,649)	(884)
Purchases of short-term investments	(112,820)	(207,044)
Purchase of long-term investments	(850)	—
Proceeds from sales and maturities of short-term investments	106,462	34,454
Acquisitions, net of cash acquired	(1,768)	—

Net cash used in investing activities	(23,683)	(177,548)

Financing activities
Proceeds from exercise of stock options	1,843	1,107
Repurchase of common stock	(11,322)	(9,734)
Excess tax benefit from employee stock option plans	799	513

Net cash used in financing activities	(8,680)	(8,114)

Effect of exchange rate changes on cash and cash equivalents	(98)	(73)

Net increase (decrease) in cash and cash equivalents	3,582	(72,744)
Cash and cash equivalents, at beginning of period	24,053	112,862

Cash and cash equivalents, at end of period	$27,635	$40,118

Supplemental disclosure of cash flow information
Income taxes paid	$6,870	$20,636

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

Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of technical ownership, there exists a parent-subsidiary relationship between TeleNav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses and profits of Jitu. The results of Jitu did not have a material impact on our overall operating results for the three and nine months ended March 31, 2012 and 2011.

The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2011, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, or Form 10-K, filed on September 9, 2011 with the U.S. Securities and Exchange Commission (the “SEC”).

With the exception of our policies for long-lived assets and leases discussed below, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K.

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

Concentrations of risk and significant customers

Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 35% and 36% of revenue for the three months ended March 31, 2012 and 2011, respectively, and 37% and 43% of revenue for the nine months ended March 31, 2012 and 2011, respectively. Receivables due from Sprint were 5% and 6% of total accounts receivable at March 31, 2012 and June 30, 2011, respectively. Revenue related to services provided through AT&T Inc., or AT&T, comprised 34% of revenue for each of the three months ended March 31, 2012 and 2011, and 37% of revenue for the nine months ended March 31, 2012 and 2011. Receivables due from AT&T were 53% and 50% of total accounts receivable at March 31, 2012 and June 30, 2011, respectively. Revenue related to services provided through Ford Motor Company, or Ford, comprised 18% and 11% of revenue for the three and nine months ended March 31, 2012, respectively. As of March 31, 2012 and June 30, 2011, receivables due from Ford were 12% and 17% of total accounts receivable, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Our map and points of interest, or POI, data were provided principally by TomTom North America, Inc., or TomTom Maps, and Navigation Technologies Corporation, or NAVTEQ, in the three and nine months ended March 31, 2012 and 2011. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.

Long-lived assets

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. We have not recorded any material impairment to our long-lived assets in any of the periods presented.

Leases

We lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis; however, we recognize rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier. As of March 31, 2012, we had a total of $8.7 million in deferred rent related to tenant improvement lease incentives and graduated rent payments recorded as liabilities on our balance sheet.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss), which includes cumulative foreign currency translation gains or losses and unrealized gains or losses on marketable securities, net of tax. Comprehensive income totaled $7.4 million and $11.3 million for the three months ended March 31, 2012 and 2011, respectively. Comprehensive income totaled $25.7 million and $33.6 million for the nine months ended March 31, 2012 and 2011, respectively.

Recent accounting pronouncements

There have been no new accounting pronouncements during the nine months ended March 31, 2012, with the exception of those discussed below, as compared to the recent accounting pronouncements described in our Form 10-K, that are of significance to us.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$7,351	$11,165	$25,778	$33,563

Shares used in computing net income per share:
Basic:
Weighted average common shares used in computing basic net income per share	41,454	41,919	41,412	42,063

Diluted:
Weighted average common shares used in computing basic net income per share	41,454	41,919	41,412	42,063
Add weighted average effect of dilutive securities:
Stock options	2,125	3,262	2,796	2,873

Weighted average common shares used in computing diluted net income per share	43,579	45,181	44,208	44,936

Net income per share:
Basic	$0.18	$0.27	$0.62	$0.80

Diluted	$0.17	$0.25	$0.58	$0.75

The following outstanding shares subject to options were excluded from the computation of diluted net income per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Options to purchase common stock	2,117	1,159	1,235	1,236

3. Cash, cash equivalents and short-term investments

Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three or nine months ended March 31, 2012 and 2011.

Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$16,320	$—	$—	$16,320

Cash equivalents:
Money market mutual funds	4,416	—	—	4,416
Commercial paper	6,899	—	—	6,899

Total cash equivalents	11,315	—	—	11,315

Total cash and cash equivalents	27,635	—	—	27,635

Short-term securities:
Asset-backed securities	1,009	1	—	1,010
Certificates of deposit	2,750	1	(1)	2,750
Municipal securities	142,397	252	(38)	142,611
Commercial paper	6,162	2	(2)	6,162
Corporate bonds	29,571	91	(16)	29,646

Total short-term investments	181,889	347	(57)	182,179

Cash, cash equivalents and short-term investments	$209,524	$347	$(57)	$209,814

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,900	$—	$—	$18,900

Cash equivalents:
Money market mutual funds	5,153	—	—	5,153

Total cash equivalents	5,153	—	—	5,153

Total cash and cash equivalents	24,053	—	—	24,053

Short-term investments:
Asset-backed securities	1,032	—	(3)	1,029
Certificates of deposit	2,750	1	—	2,751
Municipal securities	140,705	244	—	140,949
Commercial paper	11,092	3	—	11,095
Corporate bonds	23,357	76	—	23,433

Total short-term investments	178,936	324	(3)	179,257

Cash, cash equivalents and short-term investments	$202,989	$324	$(3)	$203,310

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$105,132	$105,316
Due within two years	52,623	52,750
Due after two years	24,134	24,113

Total	$181,889	$182,179

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of March 31, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at March 31, 2012 (in thousands):

	Fair Value Measurements at March 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$4,416	$4,416	$—	$—
Commercial paper	6,899	—	6,899	—

Total cash equivalents	11,315	4,416	6,899	—

Short-term investments:
Asset-backed securities	1,010	—	1,010	—
Certificates of deposit	2,750	—	2,750	—
Municipal securities	142,611	—	142,611	—
Commercial paper	6,162	—	6,162	—
Corporate bonds	29,646	—	29,646	—

Total short-term investments	182,179	—	182,179	—

Cash equivalents and short-term investments	$193,494	$4,416	$189,078	$—

The fair values of our financial instruments were determined using the following inputs at June 30, 2011 (in thousands):

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$5,153	$5,153	$—	$—

Total cash equivalents	5,153	5,153	—	—

Short-term investments:
Asset-backed securities	1,029	—	1,029	—
Certificates of deposit	2,751	—	2,751	—
Municipal securities	140,949	—	140,949	—
Commercial paper	11,095	—	11,095	—
Corporate bonds	23,433	—	23,433	—

Total short-term investments	179,257	—	179,257	—

Cash equivalents and short-term investments	$184,410	$5,153	$179,257	$—

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2012 or June 30, 2011.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

5. Commitments and contingencies

Operating lease and purchase obligations

As of March 31, 2012, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

	Payments due by period
	Total	Fiscal 2012	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Thereafter
Operating lease obligations	$31,531	$578	$3,356	$5,004	$4,192	$3,962	$14,439
Purchase obligations	13,987	4,437	8,011	1,410	129	—	—

Total contractual obligations	$45,518	$5,015	$11,367	$6,414	$4,321	$3,962	$14,439

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

On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, Dr. HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the Court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, we responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, we responded to WRE-Hol’s filing. On November 15, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution, rejecting 44 and confirming seven out of 51 claims subject to reexamination. On November 21, 2011, WRE-Hol filed a Motion to Lift Stay and Enter Amended Scheduling Order. On December 27, 2011, the Court denied WRE-Hol’s Motion. On February 27, 2012 TeleNav filed a Notice of Appeal with the U.S. Patent and Trademark Office, appealing the Examiner’s findings regarding the confirmed claims of the patent-in-suit. On March 15, 2012, TeleNav filed with the U.S. Patent and Trademark Office a reexamination request for all surviving claims of the asserted patent. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007). The plaintiff alleges that certain of our services, including our GPS Navigator and Telenav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The Court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The Court held a claim construction hearing on October 28, 2011. On December 12, 2011, the Court issued its claim construction ruling. On January 11, 2012, the parties filed a Stipulation and Proposed Order to Vacate Case Schedule to Focus on Early Dispositive Motions. The Order, which was entered by the Court on January 12, 2012, permits the TCS and TeleNav Defendants to file early case-dispositive Motions for Summary Judgment of Noninfringement and postpones the current case schedule pending the resolution of those motions. The hearing on these Summary Judgment motions is scheduled for May 18, 2012. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information amended complaint asserting that the patents-in-suit are not infringed and are invalid. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 31, 2011, we filed an answer to the second amended complaint asserting that the patent-in-suit is not infringed and is invalid. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On February 22, 2012 the case was reassigned to Judge Michael H. Schneider. On March 27, 2012, Defendants filed with the Court a Motion to Stay Pending Ex Parte Reexamination. Currently, the case is scheduled for a claim construction hearing on September 25, 2012 and a trial in May 2013. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 IPO, alleging violations of Sections 11 and 15 of the Securities Act. On March 21, 2011, plaintiff filed an amended complaint purporting to be brought on behalf of all persons who acquired shares of our common stock pursuant to our IPO and alleging that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint sought class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011. On June 2, 2011, following a successful mediation between the parties, the Court entered a stipulation and order regarding settlement and staying all proceedings. On November 15, 2011, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. On February 24, 2012 the Court held a Settlement Hearing and at the hearing requested that plaintiff provide additional information regarding the claim forms submitted by class members. On March 19, 2012, the Court requested that plaintiff submit supplemental briefing on the same topic. If approved, the settlement will include a payment of $3.8 million to resolve all claims as to all defendants to the litigation. The entire settlement amount will be paid by our insurance carrier. We do not anticipate any liability as a result of this matter.

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

On September 9, 2011, Parallel Iron, LLC, or Parallel Iron, filed a complaint against us and 14 other defendants in the United States District Court for the District of Delaware (Case No. 11-cv-799), alleging infringement of U.S. Patent No. 7,415,565, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in its favor. On November 4, 2011, we answered the complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. The case has been reassigned to Judge Richard Andrews and is scheduled for a claim construction hearing on March 14, 2013 and for trial on June 9, 2014. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 16, 2011, we moved to intervene in the Levine litigation in the Eastern District of Texas. On June 27, 2011, Research In Motion was dismissed from the case based on a confidential license and settlement agreement. On June 29, 2011, the Court granted our motion to intervene. On July 14, 2011, Levine filed an answer and counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine’s counterclaims of patent infringement. On September 30, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, retired from the bench. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 14, 2011 the defendants filed a Motion for Partial Summary Judgment of Invalidity Based on Indefiniteness of Certain Claims of U.S. Patent Nos. 6,140,943 and 6,243,030. On November 14, 2011, the claim construction hearing was moved to January 25, 2012. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On January 4, 2012, Judge Gilstrap recused himself and the case was reassigned to Judge Folsom. The hearings on claim construction and the defendants’ Motion for Partial Summary Judgment of Invalidity were held on January 25, 2012. On February 3, 2012, the Court issued its Claim Construction Order and denied the defendants’ Motion of Partial Summary Judgment of Invalidity. On February 22, 2012, the case was reassigned to Judge Michael Schneider. On March 19, 2012, the Court issued an order modifying the case schedule. The Pre-trial conference is currently set for January 2013. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors and officers insurance policy that limits our potential exposure. We believe that any financial exposure related to these indemnification agreements is not material. We had not recorded any liabilities for these agreements as of March 31, 2012 and June 30, 2011.

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

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

Stock option activity for the nine months ended March 31, 2012 was as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2011	7,187
Granted	1,177
Exercised	(923)
Cancelled	(409)

Options outstanding as of March 31, 2012	7,032

Information regarding stock options outstanding at March 31, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	7,032	$5.53	7.04	$16,364
Options vested and expected to vest	6,752	$5.42	6.97	$16,274
Options exercisable	3,877	$3.59	5.73	$14,921

During the nine months ended March 31, 2012, we granted restricted stock units totaling 15,000 shares, which vest after one year. As of March 31, 2012, restricted stock units outstanding totaled 52,999 shares with a weighted average remaining contractual life of 0.83 year and an aggregate intrinsic value of $372,000. Restricted stock units vested and expected to vest totaled 49,967 shares with a weighted average remaining contractual life of 0.81 year and an aggregate intrinsic value of $351,000.

As of March 31, 2012 and June 30, 2011, there were a total of approximately 1,286,000 and 402,000 shares available for grant under our stock option and equity incentive plans.

The following table summarizes the stock-based compensation expense recorded for stock options and restricted stock units issued to employees and nonemployees (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Cost of revenue	$21	$23	$68	$70
Research and development	623	502	1,863	1,420
Selling and marketing	312	291	846	671
General and administrative	351	320	1,021	734

Total stock-based compensation expense	$1,307	$1,136	$3,798	$2,895

We use the Black-Scholes pricing model to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock-based awards granted during the three and nine months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Expected volatility	65%	56%	64%	55%
Expected term (in years)	4.50	4.50	4.50	4.50
Risk-free interest rate	0.74%	2.13%	0.87%	1.60%
Dividend yield	—	—	—	—

TELENAV, INC.

Notes to Condensed Consolidated Financial Statements—(Continued)

8. Stock repurchase program

On October 27, 2011, we announced that our Board of Directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $2.0 million of cash to repurchase 275,878 shares of our common stock at an average purchase price of $7.35 per share during the three months ended March 31, 2012 and $3.4 million of cash to repurchase 428,472 shares of our common stock at an average purchase price of $7.91 per share during the nine months ended March 31, 2012. In addition, in completing a previous stock repurchase program, we utilized $7.9 million of cash to repurchase 877,100 shares of our common stock at an average purchase price of $9.04 per share during the three months ended September 30, 2011.The repurchased shares are being held as treasury shares. As of March 31, 2012, the remaining authorized amount of stock repurchases that may be made under the current repurchase program was $16.6 million.

We used the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the nine months ended March 31, 2012, we reduced common stock and APIC by an aggregate of $4.0 million and charged $7.3 million to retained earnings.

9. Income taxes

The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate was 29% and 38% for the nine months ended March 31, 2012 and 2011, respectively. Our effective tax rate of 29% for the nine months ended March 31, 2012 was lower than the tax computed at the U.S. federal statutory income tax rate, as well as our effective tax rate for the nine months ended March 31, 2011, due primarily to a discrete benefit in the three months ended December 31, 2011 related to a favorable tax ruling from the State of California with respect to our method for determining our California income tax liability that resulted in a $2.1 million tax benefit related to our fiscal 2011 tax liability.

We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of March 31, 2012 and June 30, 2011, our cumulative unrecognized tax benefits were $3.9 million and $4.5 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2012 and June 30, 2011 is $3.1 million and $3.7 million, respectively, that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $148,000 and $157,000 for the payment of interest and penalties at March 31, 2012 and June 30, 2011, respectively.

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

10. Acquisition

On September 2, 2011, we completed our acquisition of privately held Goby Technologies, Inc., or Goby, a Boston-based local search engine and mobile application developer focused on offering users an easy way to explore and discover events and activities based on location. The transaction was accounted for under the acquisition method of accounting. The total fair value of purchase consideration, comprised entirely of cash paid, was approximately $2.0 million. As a result, we acquired approximately $1.0 million of net tangible assets and $930,000 of identifiable intangible assets consisting of developed technology. In addition, we recorded $84,000 of goodwill. We are amortizing the developed technology intangible asset over a period of three years, beginning in the second half of fiscal 2012. The impact of this acquisition was not material to our condensed consolidated balance sheets or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future results of operations, future sources of revenue, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

Overview

Our mission is to make people’s lives easier, less stressful, fun and more productive when they are on the go. Our personalized navigation services “get you and get you there” and help people make faster and smarter daily decisions about where to go, when to leave, how to get there, and what to do when they arrive. Our services are available to 32 million end users worldwide – connecting with us from mobile phones, tablets, computers, cars and developer applications. In the three months ended March 31, 2012, we had a monthly average of 26.9 million paying end users. In addition to paying end users, as of March 31, 2012 we had in excess of 4.8 million users of our freemium offerings, which are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising.

As a leading provider of personalized navigation and LBS, we believe we are well positioned to capitalize on growing market opportunities related to premium LBS and mobile advertising, including location based search. Using some of the most integral tools of their daily lives—mobile phones, vehicles and computers—end users can access our personalized navigation services and LBS almost anytime and anywhere—in both personal and professional settings.

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

We also derive revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed on nine different Ford and Lincoln models, including vehicles shipped to South America.

Through our hosted service delivery model, we provide our solutions to end users and customers through the networks of leading wireless carriers in the United States, including AT&T, Sprint, T-Mobile and United States Cellular Corporation, or U.S. Cellular, through certain carriers in other countries, as well as automobile manufacturers, such as Ford, and OEMs such as Delphi Automotive Systems LLC, or Delphi. Our flexible and proprietary platform enables us to efficiently reach and retain millions of end users, across more than 1,400 types of mobile phones, all major mobile phone operating systems and a broad range of wireless network protocols. This platform provides data and analytics that enable us to create more personalized experiences for mobile applications, location based advertising and customer lifecycle management.

Key components of our results of operations

Sources of revenue

We primarily derive our revenue from our wireless carrier customers for their end users’ subscriptions to our LBS, as well as from activation fees for certain of our services. Our wireless carrier customers pay us based on several different revenue models, including (1) a monthly subscription fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a revenue sharing arrangement that may include a minimum fee per end user, or (4) based on usage or other basis. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a standalone basis. We also offer our applications directly to end users through application stores such as the Apple App Store and Google Play. In addition, we derive revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. In the future, we may have other revenue models. For example, we recently implemented revenue models based on free versions of our services which can generate fees through advertising supported arrangements, and subscriber upgrades to more premium versions for a fee.

Our wireless carrier customers are responsible for billing and collecting the fees they charge their subscribers for the right to use our LBS. With respect to Sprint, we receive a guaranteed fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. The annual fee changes from year to year over the contract period and limits the maximum number of subscribers covered under such fee in a given year. Sprint generally pays us certain of these annual fees in advance. When we are paid on a revenue sharing basis with our wireless carrier customers, the amount we receive varies depending on several factors, including the revenue share rate negotiated with the wireless carrier customer, the price charged to the subscriber by the wireless carrier customer, the specific sales channel of the wireless carrier customer in which the service is offered and the features and capability of the service. As a result of these factors, the amount we receive for a subscriber may vary considerably and is subject to change over time.

In addition, the amount we are paid per end user in our revenue sharing arrangements may also vary depending upon the metric used to determine the amount of the payment, including the number of end users at any time during a month, the average monthly paying end users, the number and timing of end user billing cycles and end user activity. Although our wireless carrier customers generally have sole discretion about how to price our LBS to their subscribers, our revenue sharing arrangements generally include monthly minimum fees per end user. To a much lesser extent, we also sell our services directly to consumers through application stores and our website.

Sprint represented 37% and 43% of our revenue in the nine months ended March 31, 2012 and 2011, respectively. We currently operate under an agreement with Sprint, which we most recently amended in September 2010. Our agreement with Sprint expires as of December 31, 2012; however, Sprint may terminate the obligations related to our bundled navigation services beginning July 1, 2012, with 30 business days prior notice. We and Sprint have engaged in discussions relating to our agreement and we believe that these discussions, if successful, will likely result in modifications to the duration, financial terms, and promotion of our services offered to Sprint customers under the agreement, as well as a significant reduction in revenue from Sprint beginning in the three months ending June 30, 2012. There can be no assurance as to what specific terms may be achieved or whether the parties will agree to any changes to the current contract.

We currently receive a guaranteed fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. The annual fee changes from year to year over the contract period and limits the maximum number of subscribers covered under such fee in a given year. Sprint generally pays us certain of these annual fees in advance. We have the right to be Sprint’s preferred supplier of certain navigation applications until December 31, 2012, subject to Sprint’s termination rights described above. We recognize revenue for the aggregate annual fees monthly on a straight-line basis over the term of the agreement.

AT&T represented 37% of our revenue in each of the nine months ended March 31, 2012 and 2011. Our agreement with AT&T, one of our wireless carrier customers whose payments to us represent a substantial portion of our revenue, expires in March 2013 and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our LBS. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future.

Ford represented 11% and less than 10% of our revenue in the nine months ended March 31, 2012 and 2011, respectively. We provide both an embedded on-board and an off-board connected navigation solution to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides turn by turn navigation displayed on the vehicle screen. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and audible turn by turn navigation. We recognize revenue from our on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions generally as the software is reproduced. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions which are subject to a maximum annual fee with Ford.

Subscription fees from our wireless carrier customers represented a substantial majority of our revenue in the nine months ended March 31, 2012 and 2011. Subscription fee revenue from our GPS Navigator service declined from the nine months ended March 31, 2011 to the nine months ended March 31, 2012, primarily due to the transition to a fixed fee with Sprint and a decrease in monthly subscription fees from navigation services provided through T-Mobile. Revenue from our automotive navigation solutions, enterprise LBS, mobile advertising and commerce and premium LBS represented 20% and 11% of our revenue in the nine months ended March 31, 2012 and 2011, respectively.

GPS Navigator is our flagship voice guided, real time, turn by turn, mobile navigation service. Our technology also powers automotive navigation solutions that provide accurate, easy to use LBS to drivers, including search, POI and traffic services. Our enterprise LBS allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. We are developing other LBS solutions with new business models and distribution channels in our current LBS market and adjacent markets. These solutions include location based mobile advertising and commerce services and premium LBS. While we have already introduced certain components or initial versions of several of these LBS solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors, including adoption by wireless carrier customers, automobile manufacturers and OEMs of navigation solutions; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising and social networking.

In the nine months ended March 31, 2012 and 2011, we generated 95% and 96% of our revenue, respectively, in the United States. We are pursuing expansion opportunities with wireless carriers and automobile manufacturers and OEMs in other countries and therefore expect international revenue to increase in absolute dollars over the long term.

Cost of revenue

Our cost of revenue consists primarily of the cost of the third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects and stock-based compensation. The largest component of our cost of revenue is the fees we pay to providers of map and POI data, TomTom Maps and NAVTEQ. We have long term agreements with TomTom Maps and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and on a fixed fee basis. For our on-board navigation solutions provided to Ford, we pay royalties on a per unit produced basis.

We primarily provide customer support through a third party provider to which we provide training and assistance with problem resolution. We use three outsourced, hosted data centers to provide our services and industry standard hardware to provide our LBS. We generally offer to our wireless carrier customers and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier customer agreement.

We use map and POI data from TomTom Maps to provide services for Sprint’s bundled offerings. We pay TomTom Maps a percentage of the fees earned from Sprint for basic navigation services and gross advertising and mobile commerce revenue and a flat monthly fee per subscriber for premium services. We also pay TomTom Maps certain guaranteed minimum payments for such services. The expiration of the license period for navigation services we provide using data provided by TomTom Maps for Sprint’s bundled offerings is the earlier of December 31, 2012 or the date of termination of our agreement with Sprint with respect to those bundled services.

We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, including those through bundled or freemium offerings, and average usage of our services by end users increases. We anticipate that our cost of revenue will also increase over time as we continue to enhance the richness of the content offered by our products and if we increase the percentage of our revenue from automotive navigation solutions, which generally have higher associated third party content costs than our navigation offerings provided through wireless carriers. In addition, our cost of revenue will be impacted by amortization and depreciation expenses associated with planned data center capacity and redundancy increases, as well as increased amortization and recognition of deferred software development costs.

Operating expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses increased in absolute dollars in fiscal 2010 and fiscal 2011, and have continued to increase in fiscal 2012, as we became a public company and built our infrastructure and added employees across all categories to support our growth, developed new services and products, and expanded into international markets. We expect that certain costs will continue to increase over time, including compensation and related costs; however, we are evaluating spending in certain areas and taking actions to create greater efficiencies. To that end, in the June quarter we will be consolidating our Beijing and Shanghai offices to reduce certain duplications and create greater operational effectiveness. We anticipate continued investment of resources, including the hiring of additional headcount, in our strategic growth areas.

Research and development. Research and development expenses consist primarily of personnel costs for our development employees and costs of outside consultants. We have focused our research and development efforts on improving the ease of use and functionality of our existing services, as well as developing new service and product offerings in our existing markets and in new markets. The majority of our research and development employees are located in our development center in China and, as a result, a substantial portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB.

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs and advertising. Historically, a majority of our revenue has been derived from wireless carriers, which bear much of the expense of marketing and promoting our services to their subscribers. As a result, the majority of our sales and marketing expenses relate to supporting our wireless carrier customers and attracting new wireless carrier customers to offer our LBS. We expect to increase our investment in sales and marketing activities, in part, to support our initiatives in the auto industry and mobile advertising and to promote our services directly to end users.

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

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned from our LBS in the United States. Before the effect of discrete items, we expect our effective tax rate for fiscal 2012 to be approximately 37% as a result of the concentration of earnings in the United States. Our expected effective tax rate was 29% in the nine months ended March 31, 2012 primarily due to the effect of certain discrete items recognized during the period. Our effective tax rate could be reduced if our international revenue substantially increases as a percentage of revenue, due to the lower corporate tax rates available in certain countries outside the United States and the availability of net operating loss carryforwards in those countries.

In October 2011 we received a favorable tax ruling from the State of California with respect to our method for determining our California income tax liability that resulted in a reduction of our fiscal 2011 tax liability through the recovery of previous estimated tax payments made. We recognized the discrete benefit of $2.1 million related to this ruling during the three months ended December 31, 2011, which significantly contributed to an effective tax rate of 29% for the nine months ended March 31, 2012.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended March 31, 2012 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2011.

Results of operations

The following tables set forth our results of operations for the three and nine months ended March 31, 2012 and 2011, as well as a percentage that each line item represents of our revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
Consolidated Statements of Income Data	2012	2011	2012	2011
	(in thousands)
Revenue	$57,770	$57,110	$163,668	$156,232
Cost of revenue	14,793	12,739	35,054	30,419

Gross profit	42,977	44,371	128,614	125,813
Operating expenses:
Research and development	17,848	14,239	51,638	40,739
Sales and marketing	8,839	6,699	24,689	17,229
General and administrative	5,473	5,701	17,514	14,170

Total operating expenses	32,160	26,639	93,841	72,138

Income from operations	10,817	17,732	34,773	53,675
Other income, net	467	305	1,467	750

Income before provision for income taxes	11,284	18,037	36,240	54,425
Provision for income taxes	3,933	6,872	10,462	20,862

Net income	$7,351	$11,165	$25,778	$33,563

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
	(as a percentage of revenue)
Revenue	100%	100%	100%	100%
Cost of revenue	26	22	21	19

Gross profit	74	78	79	81
Operating expenses:
Research and development	31	25	32	26
Sales and marketing	15	12	15	11
General and administrative	9	10	11	9

Total operating expenses	55	47	58	46

Income from operations	19	31	21	35
Other income, net	1	1	1	—

Income before provision for income taxes	20	32	22	35
Provision for income taxes	7	12	6	14

Net income	13%	20%	16%	21%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Additional Key Metrics
Average monthly paying end users (in millions)	26.9	22.5	26.6	19.9
Freemium offering end users as of period end (in millions)	4.8	—	4.8	—

Comparison of the three and nine months ended March 31, 2012 and 2011

Revenue. Revenue increased 1% to $57.8 million in the three months ended March 31, 2012 from $57.1 million in the three months ended March 31, 2011. Revenue increased 5% to $163.7 million in the nine months ended March 31, 2012 from $156.2 million in the nine months ended March 31, 2011. The increases were due primarily to increased revenue from automotive navigation solutions we provide for Ford vehicles, including the launch of our solutions in additional Ford and Lincoln models, and $5.0 million of revenue related to new mapping content we provided to Ford in the three months ended March 31, 2012, partially offset by a decrease in monthly subscription fees from navigation services provided through T-Mobile. In addition, the increase in revenue in the nine months ended March 31, 2012 reflected growth in monthly subscription fees from end users of our white label GPS navigation services provided through AT&T and U.S. Cellular and growth in mobile navigation revenue internationally that was partially offset by a decrease in revenue from Sprint bundle users resulting from our September 2010 Sprint amendment, whereby we transitioned to a fixed fee. Revenue in the three months ended March 31, 2011 included $6.6 million of automotive revenue recognized as a result of the amendments to our agreement with Ford in March 2011.

Average monthly paying end users increased to 26.9 million for the three months ended March 31, 2012 from 22.5 million for the three months ended March 31, 2011 and to 26.6 million for the nine months ended March 31, 2012 from 19.9 million for the nine months ended March 31, 2011, primarily resulting from the continued adoption of Sprint’s Simply Everything and Everything Data plans which include our LBS navigation application. The majority of our end users receive access to our navigation application through bundled offerings, for which we are paid by the carrier that offers such bundles. We also have end users that pay a fee for our navigation offerings through either a monthly or annual subscription to our turn by turn navigation service, including users who pay to upgrade to our premium services. In addition to paying end users, as of March 31, 2012 we had in excess of 4.8 million users of our freemium offerings, which include free turn by turn navigation for certain Android platforms and a free visual navigation application for the iPhone. While we do not collect revenue from these free basic navigation services, we offer a path to upgrade to premium paid services, and we also leverage these customers to drive mobile advertising and commerce revenue.

In the three months ended March 31, 2012 and 2011, revenue from Sprint represented 35% and 36% of our revenue, respectively, and revenue from AT&T represented 34% and 34% of our revenue, respectively. In the nine months ended March 31, 2012 and 2011, revenue from Sprint represented 37% and 43% of our revenue, respectively, and revenue from AT&T represented 37% and 37% of our revenue, respectively. In the three and nine months ended March 31, 2012, revenue from Ford represented 18% and 11% of our revenue, respectively. No other wireless carrier or other customer represented more than 10% of our revenue in either period.

We primarily sell our services in the United States. In the three and nine months ended March 31, 2012, revenue derived from U.S. sources represented 95% of our revenue. In the three and nine months ended March 31, 2011, revenue derived from U.S. sources represented 94% and 96% of our revenue, respectively.

Cost of revenue. Our cost of revenue increased 16% to $14.8 million in the three months ended March 31, 2012 from $12.7 million in the three months ended March 31, 2011. As a percentage of revenue, cost of revenue in the three months ended March 31, 2012 increased to 26% from 22% in the three months ended March 31, 2011. Our cost of revenue increased 15% to $35.1 million in the nine months ended March 31, 2012 from $30.4 million in the nine months ended March 31, 2011. As a percentage of revenue, cost of revenue in the nine months ended March 31, 2012 increased to 21% from 19% in the nine months ended March 31, 2011. Cost of revenue increased in absolute dollars and at a higher rate than the 1% and 5% increases in revenue for the comparable three month and nine month periods ended March 31, 2012, respectively, primarily as a result of the third party content and related costs associated with the on-board navigation revenue from Ford, which generally has higher associated third party content costs than our navigation offerings provided through wireless carriers. In addition, the $5.0 million of revenue related to new mapping content we provided Ford had even higher associated content costs as a percentage of revenue than our on-board navigation revenue earned from Ford for production vehicles. The majority of the increase in cost of revenue in absolute dollars in the three months and nine months ended March 31, 2012 was due to 47% and 29% increases in third party content costs, respectively, and increased customer support and data center costs. These increases were partially offset by a decrease in development costs, as the three and nine months ended March 31, 2011 included capitalized development costs expensed in connection with revenue from Ford.

Gross profit. Our gross profit decreased to $43.0 million in the three months ended March 31, 2012 from $44.4 million in the three months ended March 31, 2011, and increased to $128.6 million in the nine months ended March 31, 2012 from $125.8 million in the nine months ended March 31, 2011. Our gross margin decreased to 74% in the three months ended March 31, 2012 from 78% in the three months ended March 31, 2011, and decreased to 79% in the nine months ended March 31, 2012 from 81% in the nine months ended March 31, 2011. The decreases in gross margin were primarily due to the increased proportion of revenue contributed from our on-board navigation solutions provided to Ford, which generally have higher associated content costs and resulting lower gross margins than our LBS provided to our wireless carrier customers. In addition, we earned a substantially lower gross margin on the $5.0 million of revenue related to new mapping content we provided Ford compared to the gross margin we earned from production vehicles. We expect our gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and to decline as a result of increased competition, especially from other freemium offerings.

Research and development. Our research and development expenses increased 25% to $17.8 million in the three months ended March 31, 2012 from $14.2 million in the three months ended March 31, 2011, and increased 27% to $51.6 million in the nine months ended March 31, 2012 from $40.7 million in the nine months ended March 31, 2011. The increases were primarily due to the costs associated with increased compensation and benefits for our global employee base and increased U.S. headcount, to enhance the functionality of our services and develop new offerings. We also incurred increased rent expense associated with our new Sunnyvale facilities. As a percentage of revenue, research and development expenses increased to 31% in the three months ended March 31, 2012 from 25% in the three months ended March 31, 2011, and increased to 32% in the nine months ended March 31, 2012 from 26% in the nine months ended March 31, 2011. The total number of research and development personnel decreased 4% to 720 at March 31, 2012 from 751 at March 31, 2011. We believe that as we continue to invest in expanding the LBS we offer, establish relationships with new wireless carrier customers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses may increase over time in absolute dollars as we continue to enhance and expand the services and products we offer.

Sales and marketing. Our sales and marketing expenses increased 32% to $8.8 million in the three months ended March 31, 2012 from $6.7 million in the three months ended March 31, 2011, and increased 43% to $24.7 million in the nine months ended March 31, 2012 from $17.2 million in the nine months ended March 31, 2011. The increases were primarily due to the costs associated with increased headcount to strengthen and diversify our product offerings, including automotive navigation solutions, premium services and advertising, and increased promotion and trade show expenses. As a percentage of revenue, sales and marketing expenses increased to 15% in the three and nine months ended March 31, 2012 from 12% and 11% in the three and nine months ended March 31, 2011, respectively. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars.

General and administrative. Our general and administrative expenses decreased 4% to $5.5 million in the three months ended March 31, 2012 from $5.7 million in the three months ended March 31, 2011, and increased 24% to $17.5 million in the nine months ended March 31, 2012 from $14.2 million in the nine months ended March 31, 2011. The decrease in the comparable three month periods was primarily due to decreased legal fees. The increase in the comparable nine month periods was primarily due to increased legal fees incurred in connection with intellectual property claims and, to a lesser extent, costs associated with increased headcount. The total number of general and administrative personnel was 72 at March 31, 2012 compared to 73 at March 31, 2011. As a percentage of revenue, general and administrative expenses decreased to 9% in the three months ended March 31, 2012 from 10% in the three months ended March 31, 2011, and increased to 11% in the nine months ended March 31, 2012 from 9% in the nine months ended March 31, 2011. We expect that our general and administrative expenses will fluctuate in absolute dollars primarily based upon our legal fees incurred in connection with intellectual property claims.

Other income, net. Our other income, net was $467,000 in the three months ended March 31, 2012 and $305,000 in the three months ended March 31, 2011. Our other income, net was $1.5 million in the nine months ended March 31, 2012 and $750,000 in the nine months ended March 31, 2011. The increases were primarily due to increased interest income due to higher cash and cash equivalents and short-term investments balances.

Provision for income taxes. Our provision for income taxes decreased to $10.5 million in the nine months ended March 31, 2012 from $20.9 million in the nine months ended March 31, 2011. Our effective tax rate was 29% in the nine months ended March 31, 2012 compared to 38% in the nine months ended March 31, 2011. Before discrete income tax items, our effective tax rate was approximately 37% for the nine months ended March 31, 2012. The decrease in our effective tax rate was primarily due to favorable changes in California tax law regarding apportioning income to the state, which resulted in a reduction in our expected California state taxes. In addition, in October 2011 we received a favorable tax ruling from the State of California with respect to our method for determining our California income tax liability that resulted in a reduction of our fiscal 2011 tax liability through the recovery of previous estimated tax payments made. We recognized the discrete benefit of $2.1 million related to this ruling during the three months ended December 31, 2011.

We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2012 and June 30, 2011, our cumulative unrecognized tax benefits were $3.9 million and $4.5 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2012 was $3.1 million that, if recognized, would reduce our effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $148,000 and $157,000 accrued for the payment of interest and penalties at March 31, 2012 and June 30, 2011, respectively.

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

Liquidity and capital resources

The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Nine Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$36,043	$112,991
Net cash used in investing activities	(23,683)	(177,548)
Net cash used in financing activities	(8,680)	(8,114)
Effect of exchange rate changes on cash and cash equivalents	(98)	(73)

Net increase (decrease) in cash and cash equivalents	$3,582	$(72,744)

At March 31, 2012, we had cash, cash equivalents and short-term investments of $209.8 million, which primarily consisted of money market mutual funds, asset-backed securities, certificates of deposit, municipal securities, corporate bonds, and commercial paper held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.

Our accounts receivable are heavily concentrated in a small number of customers. As of March 31, 2012, our accounts receivable balance was $26.5 million, of which AT&T and Ford represented 53% and 12%, respectively. Our accounts receivable balance due from Sprint represented less than 10% of total accounts receivable as of March 31, 2012 and will fluctuate based upon the timing of invoicing and payment amount under Sprint’s fixed fee arrangement.

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

Net cash provided by operating activities. Net cash provided by operating activities was $36.0 million and $113.0 million in the nine months ended March 31, 2012 and 2011, respectively. Cash provided by or used in operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount related costs and royalty payments for portions of the content provided in our products. In the nine months ended March 31, 2012, cash provided by operating activities was provided principally by net income of $25.8 million, adjusted for non-cash charges for depreciation and amortization of $6.0 million, stock-based compensation of $3.8 million and accretion of premium on short-term investments of $3.4 million, partially offset by $2.2 million from changes in our operating assets and liabilities. In the nine months ended March 31, 2011, cash provided by operating activities was provided principally by net income of $33.6 million, non-cash charges for depreciation and amortization of $7.4 million, stock-based compensation of $2.9 million, a write-off of capitalized software of $691,000, and $67.4 million from changes in our operating assets and liabilities which resulted primarily from an increase in deferred revenue of $60.7 million as a result of Sprint’s prepayment under its fixed fee arrangement, and a decrease in accounts receivable of $9.6 million.

Net cash used in investing activities. We used net cash in investing activities of $23.7 million and $177.5 million during the nine months ended March 31, 2012 and 2011, respectively. Cash used in investing activities has historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment and internal software development costs. We expect to make additional purchases of property and equipment in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as replace equipment nearing the end of its service life. In the nine months ended March 31, 2012, cash used in investing activities was used principally for purchases of property and equipment of $13.1 million, additions to capitalized software of $1.6 million, acquisition costs of $1.8 million, net of cash acquired, and purchases of short-term investments, net of proceeds from sales and maturities, of $6.4 million. In the nine months ended March 31, 2011, cash used in investing activities was used principally for purchases of short-term investments of $172.6 million, net of proceeds from sales of short-term investments, and purchases of property and equipment of $4.1 million.

Net cash used in financing activities. During the nine months ended March 31, 2012 and 2011, we used cash in our financing activities of $8.7 million and $8.1 million, respectively, primarily to repurchase shares of our outstanding common stock under our stock repurchase programs. In the nine months ended March 31, 2012, we utilized $11.3 million of cash to repurchase 1,305,572 shares of our common stock at an average purchase price of $8.67 per share, partially offset by proceeds from the exercise of stock options. In the nine months ended March 31, 2011, we utilized $9.7 million of cash to repurchase shares of our common stock, partially offset by proceeds from the exercise of stock options.

Off-balance sheet arrangements

We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations, commitments and contingencies

As of March 31, 2012, we had an aggregate of $45.5 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $45.5 million of future minimum commitments were comprised of $5.0 million due in fiscal 2012; $11.4 million due in fiscal 2013; $6.4 million due in fiscal 2014; $4.3 million due in fiscal 2015; $4.0 million due in fiscal 2016, and $14.4 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the nine months ended March 31, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

Foreign currency risk. Substantially all of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, most of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese Renminbi, or RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. As of March 31, 2012, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.

To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, Dr. HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the Court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, we responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, we responded to WRE-Hol’s filing. On November 15, 2011 the U.S. Patent and Trademark Office issued an Action Closing Prosecution, rejecting 44 and confirming seven out of 51 claims subject to reexamination. On November 21, 2011, WRE-Hol filed a Motion to Lift Stay and Enter Amended Scheduling Order. On December 27, 2011 the Court denied WRE-Hol’s Motion. On February 27, 2012, TeleNav filed a Notice of Appeal with the U.S. Patent and Trademark Office, appealing the Examiner’s findings regarding the confirmed claims of the patent-in-suit. On March 15, 2012, TeleNav filed with the U.S. Patent and Trademark Office a reexamination request for all surviving claims of the asserted patent. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007). The plaintiff alleges that certain of our services, including our GPS Navigator and Telenav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The Court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The Court held a claim construction hearing on October 28, 2011. On December 12, 2011, the Court issued its claim construction ruling. On January 11, 2012, the parties filed a Stipulation and Proposed Order to Vacate Case Schedule to Focus on Early Dispositive Motions. The Order, which was entered by the Court on January 12, 2012, permits the TCS and TeleNav Defendants to file early case-dispositive Motions for Summary Judgment of Noninfringement and postpones the current case schedule pending the resolution of those motions. The hearing on these Summary Judgment motions is scheduled for May 18, 2012. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information amended complaint asserting that the patents-in-suit are not infringed and are invalid. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 31, 2011, we filed an answer to the second amended complaint asserting that the patent-in-suit is not infringed and is invalid. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On February 22, 2012, the case was reassigned to Judge Michael H. Schneider. On March 27, 2012, Defendants filed with the Court a Motion to Stay Pending Ex Parte Reexamination. Currently, the case is scheduled for a claim construction hearing on September 25, 2012 and a trial in May 2013. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 IPO, alleging violations of Sections 11 and 15 of the Securities Act. On March 21, 2011, plaintiff filed an amended complaint purporting to be brought on behalf of all persons who acquired shares of our common stock pursuant to our IPO and alleging that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint sought class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011. On June 2, 2011, following a successful mediation between the parties, the Court entered a stipulation and order regarding settlement and staying all proceedings. On November 15, 2011 the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. On February 24, 2012, the Court held a Settlement Hearing and at the hearing requested that plaintiff provide additional information regarding the claim forms submitted by class members. On March 19, 2012, the Court requested that plaintiff submit supplemental briefing on the same topic. If approved, the settlement will include a payment of $3.8 million to resolve all claims as to all defendants to the litigation. The entire settlement amount will be paid by our insurance carrier. We do not anticipate any liability as a result of this matter.

On September 9, 2011, Parallel Iron, LLC, or Parallel Iron filed a complaint against us and 14 other defendants in the United States District Court for the District of Delaware (Case No. 11-cv-799), alleging infringement of U.S. Patent No. 7,415,565, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in its favor. On November 4, 2011, we answered the complaint, asserting that the patent-in-suit is not infringed and is invalid and unenforceable. The case has been reassigned to Judge Richard Andrews and is scheduled for a claim construction hearing on March 14, 2013 and for trial on June 9, 2014. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit, and we are presently defending Sprint as a result. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion, or RIM, and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We have agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations, and are presently defending T-Mobile as a result. We cannot reasonably estimate to what extent we will indemnify Sprint or T-Mobile or AT&T or the potential losses they and we may experience in connection with such litigation. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 16, 2011, we moved to intervene in the Levine litigation in the Eastern District of Texas. On June 27, 2011, RIM was dismissed from the case based on a confidential license and settlement agreement. On June 29, 2011, the Court granted our motion to intervene. On July 14, 2011, Levine filed an answer and counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine’s counterclaims of patent infringement. On September 30, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, retired from the bench. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 14, 2011 the defendants filed a Motion for Partial Summary Judgment of Invalidity Based on Indefiniteness of Certain Claims of U.S. Patent Nos. 6,140,943 and 6,243,030. On November 14, 2011, the claim construction hearing was moved to January 25, 2012. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On January 4, 2012, Judge Gilstrap recused himself and the case was reassigned to Judge Folsom. The hearings on claim construction and the defendants’ Motion for Partial Summary Judgment of Invalidity were held on January 25, 2012. On February 3, 2012, the Court issued its Claim Construction Order and denied the defendants’ Motion of Partial Summary Judgment of Invalidity. On February 22, 2012, the case was reassigned to Judge Michael Schneider. On March 19, 2012 the Court issued an order modifying the case schedule. The Pre-trial conference is currently set for January 2013. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

We are substantially dependent on two wireless carrier customers for a large portion of our revenue. In the nine months ended March 31, 2012 and 2011, Sprint represented 37% and 43% of our revenue, respectively. Effective September 1, 2010, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2011 to December 31, 2012. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2012 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint pays us a fixed fee regardless of the number of subscribers (up to specified thresholds). Sprint may terminate the obligations related to our bundled navigation services for any reason, beginning July 1, 2012, by providing notice at least 30 business days prior to termination. We and Sprint have engaged in discussions relating to our agreement and we believe that these discussions, if successful, will likely result in modifications to the duration, financial terms, and promotion of our services offered to Sprint customers under the agreement, as well as a significant reduction in revenue from Sprint beginning in the three months ending June 30, 2012. There can be no assurance as to what specific terms may be achieved or whether the parties will agree to any changes to the current contract. Our failure to renew or renegotiate this agreement on favorable terms or at all, a termination of our agreement by Sprint or our failure to otherwise maintain our relationship with Sprint would substantially reduce our revenue and significantly harm our business, operating results and financial condition.

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

For each of the nine months ended March 31, 2012 and 2011, AT&T represented 37% of our total revenue. AT&T is not required to offer our LBS. As amended in January 2011, our agreement with AT&T expires in March 2013 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Furthermore, our failure to otherwise maintain our relationship with AT&T would substantially harm our business.

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

The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer LBS that have at least equivalent functionality to ours for free. For example, Google offers free, voice guided, turn by turn navigation as part of its Google Maps product for mobile devices based on the Android 1.6 and higher operating system platforms and Nokia Corporation, or Nokia, provides a download for its latest version of Nokia Maps on its smartphones which also provides turn by turn navigation functions. Microsoft Corporation, or Microsoft, also provides a free turn by turn navigation solution with its Windows Mobile operating system via their Bing for Mobile application. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier customers can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful.

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

Our primary competitors include providers of LBS such as Google, Microsoft, Nokia, TeleCommunication Systems, or TCS, Intel Corporation, or Intel, through its recent acquisition of Telmap, and TomTom Maps; PND providers such as Garmin Ltd., or Garmin, and TomTom Maps; integrated navigation mobile phone providers such as Garmin and Nokia; providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Mapquest, Inc., or Mapquest, Google, Microsoft and Yahoo!, Inc., or Yahoo; and wireless carriers and communication solutions providers developing their own LBS. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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

Certain of our wireless carrier customers sell unlimited data service plans that include our LBS. As a result, end users do not have to pay a separate monthly fee to use our services. If our wireless carrier customers were to eliminate our services from their unlimited data service plans, we could lose end users as they would be required to pay a separate monthly fee to continue to use our services. In addition, we could be required to change our fee structure to retain end users, which could negatively affect our gross margins. For example, in 2010, we entered into an amendment with Sprint that changed our fee structure from a per user per month fee to a flat fee across all users (up to certain thresholds) per year, which decreased our per end user revenue. Consistent with its past efforts to reduce costs, we anticipate that Sprint may also seek to reduce the fee it pays us or convert to a different fee model, even though we are not compensated on a per user basis, regardless of whether our existing agreements with Sprint are still in effect. Our wireless carrier customers may also seek to reduce the monthly fees per subscriber that they pay us if their subscribers do not use our services as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier customers may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive our services through those plans to move to a less expensive plan that does not include our services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make our LBS less attractive and could result in current end users abandoning our LBS. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give AT&T certain most favored customer pricing on specified products and in certain markets. In certain circumstances this may require us to reduce the price per end user under the AT&T contract, which may adversely impact our revenue.

The success of our automotive navigation products may be affected by overall demand for new vehicles and our ability to offer products for geographies throughout the world.

Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solution with our current automobile manufacturers. We are also dependent upon our ability to attract new automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles with and adoption by end users of our products offered by such automobile manufacturers, when the product is not a standard feature. As we move forward, our existing automobile manufacturers and OEMs may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles is subject to delay from forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions.

We may be unable to enter into agreements to provide automobile navigation products if we do not offer navigation products that serve geographies throughout the world or automobile manufacturers and OEMs are uncomfortable with our ability to support markets outside of the United States. Our ability to build demand for our automobile navigation products is also dependent upon our ability to provide the products in a cost effective manner, which may require us to renegotiate map and POI content relationships to address the specific demands of on-board navigation applications.

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

Wireless carriers, including those with which we have existing relationships, may decide not to offer our services and may enter into exclusive relationships with one or more of our competitors. While our LBS may still be available to customers of those wireless carriers as downloads from application stores or our website, sales of our LBS would likely be much more limited than if our LBS were preloaded as a white label service actively marketed by the carrier or were included as part of a bundle of services. Our inability to offer our LBS through a preloaded white label offering or as part of a bundle on popular mobile phones would harm our operating results and financial condition.

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

        Although historically wireless carriers controlled provisioning and access to the applications that could be used on mobile phones connected to their networks, in recent years consumers have been able to download and provision applications from individual provider websites and to select from a menu of applications through the Apple App Store, Google Play, the Blackberry App World and other application aggregators. In these marketplaces there is a high premium on being noticed. In order to achieve high market rankings many vendors, including ourselves, provide free versions of products that then provide opportunities for end users to upgrade to premium versions for a charge. This distribution model may not be sustainable if the cost of providing free services is greater than the revenue opportunity associated with the premium services and any related revenue opportunity for free services, such as advertising.

In addition, other new entrants may seek to have their products preloaded on mobile devices by OEMs or offered by OEMs directly. Increased competition from providers of LBS which do not rely on a wireless carrier may result in fewer wireless carrier subscribers electing to purchase their wireless carrier’s branded LBS, which could harm our business and revenue. In addition, these LBS may be offered for free or on a one-time fee basis, which could force us to reduce monthly subscription fees, migrate to a one-time fee model or offer free versions of our products that allow for upgrades to more premium versions for a fee to remain competitive. We may also lose end users or face erosion in revenue if these competitors deliver their products without charge to the consumer by generating revenue from advertising or as part of other applications or services. Finally, we may not be successful at generating revenue from premium navigation services if end users believe that free services are comparable or adequate.

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

As a percentage of revenue, our operating income was 21% and 35% and our net income was 16% and 21% in the nine months ended March 31, 2012 and 2011, respectively. Since June 30, 2008, we have made significant investments in new operating and information systems and additional data centers, hired substantial numbers of new research and development, sales and marketing and general and administrative personnel, leased new facilities for our headquarters and expanded our operations outside the United States. Efforts to develop new services and products and attract new wireless carrier customers require investments in anticipation of longer term revenue. We intend to make additional investments in systems and personnel and continue to expand our operations to support anticipated growth in our business. As a result of these factors, we believe our operating income and net income may decline as a percentage of revenue through fiscal 2012 and beyond. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.

We are substantially dependent on revenue from our GPS Navigator service, our flagship LBS, and, if revenue from GPS Navigator declines and if we fail to generate significant revenue from other services, our operating results may be harmed.

Although revenue in absolute dollars from sources other than GPS Navigator rose in all periods presented, revenue from our GPS Navigator service declined from the nine months ended March 31, 2011 to the nine months ended March 31, 2012, primarily due to the transition to a fixed fee with Sprint. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier customers or the number of end users for GPS Navigator were to decline, our revenue would be substantially harmed. We have experienced a reduction of revenue from GPS Navigator over time, partially as a result of increased competition from free and other low cost offerings and from the renegotiation of agreements with our wireless carrier customers. We may be unable to increase our revenue from our enterprise LBS, automotive navigation, mobile advertising and commerce and premium LBS. If we were unable to offset declining revenue from GPS Navigator by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.

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

We receive a substantial majority of our revenue from monthly subscription fees paid by wireless carrier customers who bill their subscribers for our services on a standalone or bundled basis. As we expand our LBS offerings to enable end users to purchase our services from application stores outside of wireless carriers’ sales platforms, we may have to adapt our revenue model to a one-time fee for services. In addition, as we expand into the automotive navigation market, mobile advertising and commerce and premium LBS or other markets for LBS, we may be required to adopt pricing models other than monthly subscription fees and may incur cost of revenue substantially different than that which we have experienced historically due in part to third party content costs. These different pricing models and increased costs of revenue may result in declines in our gross margins.

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

Our automotive navigation products are an important part of our effort to expand outside of mobile device navigation to other platforms and we may not be successful in our efforts to attract and retain automobile manufacturers and OEMs, implement profitable and high quality products or achieve end customer acceptance of our services and fee model.

We compete with established automotive OEMs and providers of on-board navigation services such as Robert Bosch GmbH, Garmin, TomTom Maps and NNG, or Nav N Go, as well as other competitors such as Google, Microsoft and TCS. Certain of the on-board solutions that we offer may not satisfy automotive manufacturers’ or end customers’ expectations for those solutions. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing fees outside of the traditional on-board navigation service model.

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

We recently introduced Scout, a service that end users can access for navigation and planning with their PCs, mobile devices or cars. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs. If we fail to develop innovative products that automobile manufacturers and end users adopt, our operating results and financial condition could be harmed.

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

We have substantially expanded our overall business, end user base, headcount and operations in recent periods. We increased our total number of full time employees from 438 at June 30, 2008 to 1,005 at March 31, 2012. During this same period, we made substantial investments in our information systems and significantly expanded our operations outside the United States, including an expansion of our research and development activities in China. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. If we are unable to manage our growth successfully, our operating results will suffer. In addition, due to the large number of employees located outside of the United States, we have exposure to changes in foreign currency rates which could result in higher labor and related operating costs.

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

Our success depends on our ability to enhance our current services and develop new services and products rapidly and cost effectively. We currently have a majority of our research and development personnel in China. We recently began to consolidate two of our research and development centers in China to a single research and development center. Although we have sought to retain certain of the personnel by transferring them to our other locations, we may be unable to do so. As we do not have substantial experience managing core product development operations that are remote from our U.S. headquarters, we may not be able to manage these remote centers successfully. We could incur unexpected costs or delays in product development that could impair our ability to meet market windows or cause us to forego certain new product opportunities.

Because our long term success depends on our ability to increase the number of end users located outside of the United States, our business will be susceptible to risks associated with international operations.

As of March 31, 2012, we had international operations in China, the United Kingdom and Brazil. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 95% and 96% of our total revenue for the nine months ended March 31, 2012 and 2011, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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

Reduced expenditures for mobile phones, wireless services or new vehicles due to adverse or uncertain economic conditions may negatively affect our business and results of operations.

Recent adverse economic conditions and future uncertainties may directly affect the marketing and distribution of mobile phones and our LBS by our wireless carrier customers. As current and future conditions in the domestic and global economies remain uncertain, it is difficult to estimate the level of economic growth, which may cause some wireless carriers to emphasize marketing basic voice services rather than data services, such as LBS. In addition, subscribers may try to reduce their monthly expenses by reducing spending on discretionary wireless services, such as ours. In addition, with an increasing percentage of our revenue coming from automobile navigation products purchased in connection with the purchase of a new vehicle, we may experience a decline in revenue if spending on new vehicles is impacted due to economic conditions. Accordingly, the future direction of the overall domestic and global economies will have an impact on our overall performance. Economic conditions are beyond our control. If these economic conditions worsen or fail to improve, we may experience reduced demand for and pricing pressure on our LBS, which could harm our operating results.

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

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering, or IPO, alleging violations of Sections 11 and 15 of the Securities Act. On November 15, 2011 the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. On February 24, 2012 the Court held a Settlement Hearing and at the hearing requested that plaintiff provide additional information regarding the claim forms submitted by class members. On March 19, 2012 the Court requested that plaintiff submit supplemental briefing on the same topic. If approved, the settlement will include a payment of $3.8 million by our insurance carrier to resolve all claims as to all defendants to the litigation. In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

We will incur continued high costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the stock exchange on which our common stock is traded. We are generally not eligible to report under reduced disclosure requirements or benefit from longer phase in periods for “emerging growth companies” as such term is defined in the Jumpstart Our Business Act of 2012. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to impact our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are unable currently to estimate these costs with any degree of certainty. We also expect that it will be more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers if we cannot provide a level of insurance coverage that they believe is adequate.

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 65.13% of our common stock outstanding as of March 31, 2012. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2012	—	$—	—	$18,638,207
February 1 – February 29, 2012	162,073	$7.61	162,073	$17,404,709
March 1 – March 31, 2012	113,805	$6.97	113,805	$16,611,067

Total	275,878	$7.35	275,878	$16,611,067

(1)	The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us on October 27, 2011. Our board of directors authorized us to purchase shares of our common stock up to an aggregate of $20.0 million, inclusive of broker fees. This stock repurchase plan will expire on October 27, 2012.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	Filed herewith

10.16.14*	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	Filed herewith

10.16.15*	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	Filed herewith

10.16.16*	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	Filed herewith

10.16.17*	Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	Filed herewith

10.16.18*	First Amendment dated February 7, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	Filed herewith

10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi	Filed herewith

10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated: May 7, 2012	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated: May 7, 2012	By:	/s/ DOUGLAS MILLER
Douglas Miller
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	Filed herewith

10.16.14*	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	Filed herewith

10.16.15*	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	Filed herewith

10.16.16*	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	Filed herewith

10.16.17*	Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	Filed herewith

10.16.18*	First Amendment dated February 7, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	Filed herewith

10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi	Filed herewith

10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate
*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.