Form 10-K
period 2012-06-30
TeleNav, Inc.
filed 2012-09-07
CIK 1474439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $153 million (based on a closing sale price of $7.81 per share as reported for the NASDAQ Global Market on December 31, 2011). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of August 31, 2012 was 41,416,287.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

TeleNav, Inc.

Fiscal Year 2012

Form 10-K

Annual Report

i

Special Note Regarding Forward-looking Statements and Industry Data

This Form 10-K contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk factors,” “Management’s discussion and analysis of financial condition and results of operations,” and “Business.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.

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

Corporate information

Our predecessor company, TeleNav, Inc., incorporated in the State of Delaware in 1999 and we incorporated in the State of Delaware in 2009 as TNAV Holdings, Inc. Pursuant to stockholder approvals received in December 2009, our predecessor company merged with and into us on April 15, 2010. As the entity surviving the merger, upon completion of the merger, we changed our name to TeleNav, Inc. Our executive offices are located at 950 De Guigne Drive, Sunnyvale, California 94085, and our telephone number is (408) 245-3800. Our website address is www.telenav.com. The information on, or that can be accessed through, our website is not part of this Form 10-K.

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

In this Form 10-K, “we,” “us” and “our” refer to TeleNav, Inc. and its subsidiaries.

The names “Evie™,” “MyTies™,” “MyMileage™,” “ONMYWAY®,” “RoadAssist™,” “Scout™,” “Sipity®,” “Smart Planner™,” “Telenav®,” “Telenav Asset Tracker™,” “Telenav Connected Service™,” “Telenav GPS Fleet™,” “Telenav GPS Navigator™,” “Telenav Navigator™,” “Telenav Scout™,” “Telenav Shotgun™,” “Telenav Track®,” “Telenav Track LITE™,” “Telenav Track Premium™,” “Telenav Vehicle Manager™,” “Telenav Vehicle Tracker™,” and “Whereboutz®” as well as the Telenav and Scout logos are our trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

ii

PART I

ITEM 1.	BUSINESS

Overview

Our mission is to make people’s lives easier, less stressful, fun and more productive when they are on the go.

Our personalized mobile navigation and location based services, or LBS, are created to meet the challenges of on-the-go people, such as deciding where to go, when to leave, how to get there and what to do. Our most recent services have solved these challenges by creating products that (1) uniquely provide easily accessed, relevant, personalized information for discovery, traffic, local search and navigation and (2) are available across the multiple integral tools used when fighting the daily commute, shopping and running errands, exploring town for dining and entertainment, and travelling, including mobile phones, tablets, computers and cars. With millions of users able to access Telenav while on the go today, we believe that we are well positioned to capitalize on growing market opportunities related to connected cars and mobile advertising.

We derive revenue from wireless carriers, automobile manufacturers and original equipment manufacturers, or OEMs, advertising and end users. We primarily derive our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a standalone service or in a bundle with other data or voice services and from automobile manufacturers whose vehicles contain our proprietary software and are able to access our navigation services. We currently provide our LBS to customers in North America, Asia, Europe and South America.

Through our hosted service delivery model, we provide our solutions to end users and customers through the networks of leading wireless carriers in the United States, including AT&T Mobility LLC, or AT&T, Sprint Nextel Corporation, or Sprint, T-Mobile USA, Inc., or T-Mobile, U.S. Cellular Corporation, or U.S. Cellular, and through certain wireless carriers in other countries. We also provide on-board and connected off-board navigation software and services for automobile manufacturers and OEMs. Our flexible and proprietary platform enables us to efficiently reach and retain millions of end users, across all major mobile phone operating systems on a broad range of wireless network protocols as well as through advanced automotive navigation systems. This platform provides data and analytics that enable us to create more personalized experiences for mobile applications, location based advertising and customer lifecycle management.

We generate revenue from service subscriptions, including premium offerings, fixed fee arrangements, software licenses, and local mobile advertising. Our customers include end users, wireless carriers, automobile manufacturers and OEMs, advertisers and agencies, and enterprises. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. We also derive revenue from the delivery of customized software and royalties from the distribution of customized software in automotive navigation applications. For example, Ford Motor Company, or Ford, utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed on 12 different Ford and Lincoln models. Ford and Lincoln models with our on-board automotive navigation product began shipping to South America with the 2012 model year.

Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal year ended June 30, 2010, 2011 and 2012 as fiscal 2010, fiscal 2011 and fiscal 2012, respectively. Our total revenue grew from $171.2 million in fiscal 2010 to $210.5 million in fiscal 2011 and to $218.5 million in fiscal 2012. Our net income increased from $41.4 million in fiscal 2010 to $42.6 million in fiscal 2011 and decreased to $32.4 million in fiscal 2012.

Personalized Mobile Navigation Services

Industry background

The mobile phone is the most widely used portable communication device in the world and continues to play an increasingly prominent role in consumers’ and business professionals’ lives. Significant improvements in device technologies and the deployment of advanced mobile wireless networks have not only enhanced mobile phones’ performance, but also made possible the integration of features and functions such as email, instant messaging, Internet browsing, running discrete applications and various forms of multimedia. Historically, these features and functions were only available on Internet connected PCs. The inclusion of location determination technologies, such as the satellite based Global Positioning System, or GPS, in mobile phones has allowed location data to be used to enhance and expand the services that can be delivered to mobile phone users and contributed to the emergence of the LBS market.

In an effort to remain competitive, mobile phone manufacturers and wireless carriers are continuously introducing mobile phones with enhanced features and functions, including GPS. Mobile phones that incorporate GPS technology are typically capable of supporting advanced mobile phone operating systems and rich data applications because of other enhancements, such as faster processors, increased memory and larger high resolution screens. Wireless carriers continue to invest billions of dollars deploying 3G and 4G wireless networks worldwide. In combination, these advancements and investments have changed the way consumers access and interact with Internet-based content and services, effectively bringing the richness of the PC based Internet experience to the mobile phone and enabling the emergence of LBS.

The LBS market offers multiple opportunities for expansion. The LBS market consists of advanced mobile Internet and data applications that leverage location information to provide mobile phone users with location specific and personalized features and functions. LBS that incorporate location information include voice-guided turn by turn navigation, route planning, real time traffic alerts and points of interest, or POI, and local searches. Beyond these navigation-specific services, new mobile LBS, such as location based advertising, and social networking, have emerged. Heightened consumer awareness of the scope and benefits of these services is leading to increased demand. These dynamics result, in part, from the availability of advanced GPS enabled mobile phones and wireless networks as well as wireless carriers’ strong marketing efforts as they seek to increase revenue from data-centric applications, such as LBS. LBS are not limited to mobile phone-based navigation services. LBS enable consumers to enjoy benefits of an enhanced mobile Internet experience, such as location based advertising and social networking on their mobile phones and on other mobile devices. LBS also enable consumers to enjoy an enriched navigation experience in their cars. Similarly, services such as Mobile Resource Management or MRM, enable enterprises to leverage the benefits of LBS to more effectively and efficiently manage their mobile resources.

In response to consumer demand for affordable and easy to use LBS, LBS providers are developing and introducing new applications that integrate location information in innovative ways. For example, a consumer can use a mobile phone almost anytime and anywhere to help them quickly decide where to go, when to leave, how to get there and what to do. As LBS applications increasingly incorporate consumers’ locations and preferences, targeted mobile advertising will become more compelling and valuable to advertisers and marketers.

Major hardware and service providers have responded to these LBS trends. For example, Apple Inc., or Apple, has recently announced its intention to offer maps and voice-guided turn by turn directions as part of its next operating system release (iOS6), which effectively means these capabilities will be free to consumers who have this update on their handsets. Google, Inc., or Google, offers free voice-guided turn by turn, mobile navigation software on Android phones, including local search and traffic information. Nokia Corporation, or Nokia, provides a download for its latest version of turn by turn navigation utilizing voice and Nokia Maps on its smart phone products to consumers free of charge. Microsoft Corporation, or Microsoft, also provides free voice-guided turn by turn navigation software on its Windows Mobile and Windows Phone operating systems.

Enterprises are seeking solutions that enable them to cost effectively and efficiently manage their mobile resources, as well as their company data, communications and work flow. Historically, these solutions required the deployment of costly applications and hardware, primarily limiting the use of these solutions to large enterprises. The development and widespread availability of LBS provides enterprises of all sizes with a viable alternative MRM. Enterprise grade LBS solutions can help increase the adoption of mobile business applications. MRM solutions give business customers visibility over their mobile assets while enabling the movement of real time information like work orders and proof of service processes.

Industry challenges

Technological advancements have led consumers to expect immediate access to the latest, most accurate information, real time responses and greater convenience at lower cost in both their personal and professional lives. As a result, wireless carriers are investing heavily in wireless network infrastructure and partnering with handset OEMs, application providers and mobile operating system providers, to keep pace with end user demand and the latest technologies. At the same time, the market for mobile services is undergoing a dramatic shift resulting from the introduction and rapid adoption of the Apple iPhone and its application marketplace, the App Store, followed by Google introducing Android and the Google Play marketplace.

Challenges facing end users. Consumers are becoming increasingly dependent upon their mobile devices for much more than just communication, including seeking services that make their lives easier and more productive. They are also seeking to leverage their devices and the locational capabilities for social purposes. Today, however, many of these services are provided as narrow vertical solutions requiring several applications instead of as a solution that maximizes the personal elements that mobile devices can leverage to meet user needs.

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

Challenges facing wireless carriers. Wireless carriers are under pressure to increase revenue and enhance subscriber loyalty. Their core voice businesses are threatened by several key factors, including strong competition in a heavily penetrated market, a lack of subscriber loyalty due to phone number portability and potential competition from free voice service providers. Compounding these issues, wireless carriers are under increasing pressure to invest in infrastructure to keep pace with consumer expectations and the demand for low cost, reliable and increasingly faster network service. Additionally, some mobile phone manufacturers and mobile phone operating system providers are seeking to develop direct relationships with consumers, which could weaken the existing relationship wireless carriers share with their subscribers. For example, mobile application stores are replacing carrier operated distribution channels, and certain mobile phone manufacturers do not allow wireless carriers to customize the applications preloaded on the mobile phone.

Our competitive strengths

We are one of the early pioneers in LBS and have a 13-year history of developing and delivering advanced and personalized mobile navigation and other LBS solutions. The breadth and depth of our technical and market expertise has enabled us to develop robust LBS, attract a large end user base and establish deep relationships with wireless carriers and other members of the LBS value chain, including mobile phone manufacturers and content, applications and technology providers.

Large and growing end user base. As of June 30, 2012, we had 33.8 million users able to access our services. Our large and growing end user base, and our experience supporting a broad range of mobile phones, mobile phone operating systems and wireless network protocols, enables us to realize economies of scale and deliver incremental value to existing and future end users and our distribution partners, as well as third party content and advertising providers. By delivering our services to millions of end users across the mobile phone, Internet and cars, we can leverage our product development costs and expertise more effectively and efficiently. The potential returns to third party content and advertising providers are higher across a larger end user base, which will make them more inclined to partner with us.

Strong and deep partnerships with key members of the LBS value chain. Our LBS are deployed by 13 wireless carriers in 30 countries, including leading wireless carriers in the United States. Our wireless carrier customers continue to make investments that foster our long term relationships because our LBS assist them in increasing their data average revenue per user, or ARPU, decrease churn and strengthen their subscriber relationships. Our back-end systems are tightly integrated with those of our wireless carrier customers, which enables the seamless delivery of our services from product launch to billing. We also collaborate closely with mobile phone manufacturers and operating system, or OS, providers so that our services work in many countries and on a wide range of mobile phones and wireless network protocols. We work with the mobile phone manufacturers and OS providers to distribute our products through their application stores, such as the Apple App Store and Google Play.

We also have strong and deep relationships with application developers and map and other content providers. These relationships allow us to develop and deliver high quality, robust LBS to our end users.

Leveraged distribution channels to expand user base. Our hosted delivery model enables us to offer our wireless carrier customers and consumers customized versions of our LBS and leverage our infrastructure, partnerships and expertise. Our offerings to wireless carriers may be white label services that enhance subscriber loyalty and can increase revenue for our wireless carrier customers while helping us to drive adoption of our LBS without incurring significant sales and marketing costs. Traditionally, we have relied on the substantial resources of our wireless carrier customers for our marketing and sales efforts. We also use our wireless carrier customers’ infrastructure to assist in validation and provisioning of and to bill for our services. Our wireless carrier customers may offer our services on a standalone basis or bundled with other voice and data services. We have also developed our own Scout and Telenav branded services and have been increasing the use of our brands more recently. We believe with the continuing industry shift to more open platform distribution of applications, Telenav’s expansion of its own brand may provide for better positioning and name recognition for capturing new end users in the future. Our multiple distribution channel strategy gives us a competitive advantage as compared to other LBS providers that do not have the same access to such broad distribution.

Our services and products

We provide a range of LBS for consumers, enterprises, automobile manufacturers and OEM customers. Our core LBS include personalized mobile navigation for consumers and MRM for enterprises. We are also extending our core LBS to new device platforms, such as tablet devices, as well as developing new LBS for mobile phones, including location based mobile advertising and social networking.

Personalized navigation. We deliver our solutions through our location based technology, applications and service delivery platform, or SDP, which are tightly integrated with a broad range of mobile phones, mobile phone operating systems and wireless network protocols. Scout is our flagship voice-guided, real time, turn by turn, personalized navigation service that helps consumers quickly decide where to go, when to leave, how to get there and what to do. Accessed primarily through mobile phones, our service delivers many innovative features and functions and is available to end users both on a white label basis, such as AT&T Navigator, and under the Telenav and Scout brands. Our solutions use accurate, updated information to provide end users with a personalized navigation experience.

Core functions:	Enhanced connected features:

•      voice-guided turn by turn directions with updated maps;

•      3D moving maps;

•      automatic rerouting for missed turns;

•      over 18 million searchable POIs in North America, including restaurants, hotels, ATMs, airports and gas stations;

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

•      preplanned routes through our website that can be saved, downloaded to mobile phones and accessed with a one-click routing function; and

•      address sharing.

In addition, we offer Scout for Apps, an HTML5 browser-based voice guided navigation solution for developers to include in their own applications. This permits us to expand our user reach for advertising and marketing purposes.

We offer our mobile navigation services to customers in a number of ways. We distribute our services through our wireless carrier partners and directly to consumers through mobile application stores and marketplaces. We provide our services for a monthly fee and more recently have begun to provide some of our services to consumers for free and provide consumers the opportunity to purchase premium versions of the product. We refer to the free to premium distribution as the “freemium” model of distribution. Our free products are designed to serve advertising to consumers. Our success with the freemium model depends upon our ability to generate a substantial active user base and to generate revenues from advertising and conversion of users from free to premium subscription.

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

Location based mobile advertising. In fiscal 2010, we launched mobile location based Drive To advertising services that deliver targeted location based and time sensitive mobile advertising. Our unique ability to allow consumers to “drive to” the advertiser’s location has been well received in this marketplace. We currently provide mobile Search Ads and Billboard Ads to end users through our Scout and Telenav branded services and white label services. We sell advertising directly and these efforts have focused on attracting national multi-location chains to maximize our revenue opportunities. In addition, through advertising network partners, we have access to hundreds of thousands of advertisers.

End user billing and support. End users are generally billed for our services through their wireless carrier, which may offer our services on a standalone basis or bundled with other voice and data services. The wireless carriers bill subscribers monthly. We and our wireless carrier customers may offer subscribers a 30-day free trial for our service. We believe that the wireless carrier billing makes our services more appealing to consumers and enterprises as they are not required to pay a separate monthly charge to a different vendor. For end users who purchase our LBS through application stores we utilize the application store billing process. Our wireless carrier customers generally provide first level support to their subscribers if the wireless carrier provides our services on a white label basis. We provide secondary support for issues that cannot be resolved by our wireless carrier customers. If the service is provided under either our Telenav or Scout brand, we generally provide all support to end users. For our Telenav or Scout support functions, we utilize a combination of our own employees and third party customer support service provider located in the Philippines that provides live customer support 24 hours a day, seven days a week. We provide training and technical management to their employees and assist with problem resolution. We also maintain our own call center, available during business hours, which generally focuses on support escalations for all our services and products.

Automotive Navigation Services

Industry background

Automobile manufacturers have distributed GPS guided navigation in vehicles since the early 1990s. The initial systems were only available in high end vehicles and included every element required to provide turn by turn voice-guided navigation: video display, on-board content and software. Since that time the price point for these services has declined and the user experience has been significantly enhanced, but the primary mode of distribution as a separately priced option in most automobiles for consumers has remained constant. More recently in response to consumer demand, automobile manufacturers have begun introducing lower priced navigation units as a central component of on-board entertainment and information systems rather than as standalone units and are making navigation standard on more vehicles. These integrated units extend beyond traditional navigation units by combining audio and voice capabilities with wireless network connectivity to deliver real time LBS, such as traffic, weather information and other connected data.

Automotive navigation systems are typically of two different types, on-board or off-board. On-board services are the traditional service type with all key navigation elements of the system residing in the car as a self-contained service along with the related software and content, and the system does not require access to the Internet to function. Off-board systems are delivered wirelessly through a mobile phone or other device, but use the car’s internal electronic systems such as the video screen and audio capabilities. In some cases, the on-board service is enhanced by the delivery of certain “live” data, such as current traffic conditions delivered wirelessly to the on-board system for display, which results in a type of hybrid service capability.

Industry challenges

The automobile industry is experiencing significant consumer demand for in-car connected services resulting from the availability of mobile Internet services. For example, current on-board navigation systems, or navigation systems that do not communicate with the Internet, are limited to the vehicle in which they are installed. The mapping and POI data is static, requiring time, cost and effort to update. They are typically sold as an optional feature for a one-time charge and as a result suffer from relatively low rates of adoption by consumers. Automobile manufacturers that can enhance the in-car experience with mobile connectivity and improved infotainment capabilities are finding greater acceptance from consumers, but the delivery of these capabilities is technically challenging and not a traditional part of the automobile manufacturer’s capabilities. This challenge is driving automobile manufacturers to seek new partners to create differentiated in-car experiences. Automobile manufacturers and OEMs want to provide connected navigation services in a way that they can be used safely by the driver “keeping hands on the wheel and eyes on the road.” This cannot be done by a mobile navigation application unless it is integrated with a large in-vehicle display and integrated with vehicle speakers, voice recognition and location sensors.

Our competitive strengths

Automobile manufacturers procure the various elements of each car that they manufacture from a number of suppliers directly and through OEMs. We work directly with automobile manufacturers such as Ford, as well as through OEMs, such as Delphi Automotive Systems LLC, or Delphi. Our strong track record as a connected navigation services provider to wireless handsets and history of working with large wireless customers has provided us with skills and technology that are well suited to meet the demands faced by today’s automobile manufacturers. The sales cycle related to automobile manufacturers is long and consultative and requires direct and continuous management of the customer and OEM providers to succeed in securing business. Often the automobile manufacturer uses the sales process to help them to define the ultimate product that they choose to deliver to their end users. Our success with off and on-board navigation at Ford and the continuing shift in emphasis to connected services has demonstrated the strength of our offerings to other automobile manufacturers and OEMs. As automobile manufacturers look to more innovative offerings, historical navigation suppliers have less relevant knowledge having been providers of standalone solutions rather than integrated connected offerings.

Our services and products

We entered the automotive navigation services business in fiscal 2008, initially with Ford, and our first navigation product was launched in Ford’s 2010 model year vehicles. Since that time we have been working with automobile manufacturers and OEM customers to provide our mobile navigation services through on-board or off-board systems. Our technology powers automotive navigation services that provide accurate, easy to use and connected LBS to drivers at a low cost. We currently provide our on-board GPS navigation software for Ford’s second-generation SYNC™ system in vehicles equipped with MyFord Touch and MyLincoln Touch. This service is enhanced by Ford with the delivery of real-time information to help drivers search, find and drive to places more reliably and efficiently. In addition, we are working with Delphi to integrate our on-board automotive platform into Delphi’s new, connected infotainment system which is scheduled to be introduced in model year 2013 vehicles for North America by a leading global auto maker, and thereafter in other markets worldwide.

Our services allow our auto customers the flexibility to use the full range of technologies to deliver on-board or off-board services as well as to enhance our on-board services with live data for enhanced user experiences by drivers. In addition, as the market transitions such that cars are “always connected” our service offerings can become more personalized. Our most recent product introductions of Scout for Cars is an offering that allows automobile manufacturers to adopt this more personalized service offering and is being first introduced in connection with Ford SYNC AppLink.

Platform and architecture

Our SDP and client software enable us to deliver our end user interface as well as the features and functions of our LBS on GPS enabled mobile phones and other GPS enabled devices.

Service delivery platform. Our SDP is a modular and scalable platform that enables us to bring different types of information together to respond to voice or data requests by our end users. Our SDP manages different engines, such as mapping, routing, converting addresses into geographic coordinates (known as geocoding), local searches, location specific alerts, traffic alerts, searches along the route, gas prices and weather, as well as our proprietary account authentication system and other functionalities. Our SDP communicates with our client software in mobile phones or other devices over our wireless carrier customers’ networks. In the case of automotive navigation services, our SDP supports the delivery of dynamic content to our auto clients, both on-board and off-board. Our SDP is designed to easily add capacity for our rapidly expanding end user base through the addition of individual service elements, such as application servers or database nodes. We have developed many proprietary technologies to differentiate our LBS offerings. For example, our routing engine produces fast and accurate results, our content search engine and address capture engine provide end users with accurate and relevant results, and we provide voice activated search and address input that is customized for street names.

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

Integration with a large number of third party content providers. Our SDP is integrated with many third party content providers through our proprietary applications. This integration facilitates a high quality end user experience by enabling the delivery of rich local information and more accurate search results by removing duplicate and conflicting data, and providing the flexibility to incorporate a wide array of content, including POI, traffic, gas prices and weather information. The flexibility of our SDP enables us to quickly add new content providers and meet evolving market demands, including any specialized demands of the automobile manufacturers and OEMs as well as content that will serve automobile manufacturers and OEMs on a global basis.

Scalability to other applications and business models. Our SDP is scalable, which allows us to address rapid growth in our end user base. For example, our SDP is able to support different applications and business models such as our GPS Navigator, our wireless carrier customers’ white label navigation services, Telenav Track, and location based mobile advertising.

Client software

Client application approach. Our client application approach is to deliver a flexible client application environment, which enables us to quickly and effectively support different mobile phones and integrate with the continually evolving feature sets they include to create a better user experience. Our client software interfaces with our SDP to access updated information and data, routing and other services without using device memory for data intensive functions such as map and POI storage. Our client software conducts core navigation functions such as GPS data noise filtering, 3D moving map generation, and user friendly audio and graphical guidance generation. Our client software also enables our user interface to capture end user requests, including through voice recognition.

Intuitive user interface. Our LBS provide one-button access to local information, an intuitive user interface and consistent features and functions regardless of the mobile phone, mobile phone operating system or wireless network protocol the end user is utilizing. We continue to innovate with respect to the user interface, most recently with our Scout My Dashboard functionality that has been well received by our customers. For many mobile phones, we also offer customized user interfaces, features and functions based on the feature preferences of our wireless carrier customers, including the ability to obtain directions from the end user’s contact data on the mobile phone without having to retype the address.

Automotive clients. Our clients for on-board or off-board automotive navigation services are tailored to meet the requirements of the automobile manufacturers and OEMs while leveraging our expertise with respect to client design and functionality, as well as offering the capability to connect to our SDP for updated data and services.

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

Technology

Our proprietary technologies enable us to provide our LBS to millions of end users, across all major mobile phone operating systems and wireless network protocols and in cars. Our scalable LBS include technologies that are deployed on the client and in the back-end to deliver an integrated service. Our client technologies include a navigation and guidance engine and tools allowing us to efficiently develop and deploy new applications to mobile phones and in cars. In addition, we have developed a cross platform framework that allows us to extend our LBS applications across different mobile phone operating systems more efficiently, eliminating the need for costly and time consuming redesign and development. In Europe and Canada, end users can select a language and our client software interface and related services will be delivered in that language over the wireless network.

Our client application development processes, which include design, porting and publication processes, allow us to extend our services effectively and efficiently to different mobile phones across multiple mobile phone operating systems, wireless network protocols, languages and countries. Our processes also allow us to tailor our services to different mobile phone operating systems and address different feature preferences of our wireless carrier customers. We work with our wireless carrier customers and mobile phone manufacturers prior to launch of new devices to ensure our end users have an easy to discover intuitive product experience. In addition, these flexible development processes allow us to effectively customize our technology for various automotive platforms and in-car electronic systems to meet the requirements of automobile manufacturers and OEMs.

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

We have developed a mobile search technology that focuses on information with localized relevance and accuracy to address the needs of mobile phone users and the relatively small screens of mobile phones. We have developed a proprietary GIS which provides fast route and map generation while optimizing the route based on current traffic conditions. Because our proprietary GIS efficiently uses computing resources, these efficiencies enable us to scale our servers more economically.

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

Data center facilities. We have developed our infrastructure with the goal of maximizing the availability of our applications, which are hosted on a highly scalable and available network located in two secure third party facilities in Santa Clara and Sunnyvale, California. We have a disaster recovery facility in Sacramento, California that is able to deploy our services to end users in the case of a prolonged outage.

We have entered into service agreements with Internap Network Services Corporation, CenturyLink, formerly known as Qwest Communication Corporation, RagingWire Enterprise Solutions, Inc., and Equinix, Inc., in connection with our data center facilities in Santa Clara, Sunnyvale and Sacramento, California. Pursuant to the service agreements, we have leased facility space, power, cooling and Internet connectivity for a term of one or two years, and such agreements are subject to automatic renewal.

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

•

developing applications, services and products for new mobile phones, mobile phone operating systems and emerging wireless network technologies, and developing our technology for automobiles, desktop computers and tablets; and

•	developing key technology and content to reduce third party costs; and

•

developing innovative and engaging advertising products across our navigation solutions that effectively allow for highly effective targeting of end users and provide for accurate measurement of behavior.

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

As of June 30, 2012, our research and development team consisted of 654 people, 229 of whom are located in Sunnyvale, California and 423 of whom are located in Shanghai and Xi’an, China. We have been successful in creating cross border capabilities in the United States and China for high value engineering at lower cost. Our U.S. and China research and development operations function together on service and product development and extension of our existing services to new mobile phones. Our research and development expenses were $41.6 million, $56.5 million and $68.5 million for fiscal 2010, fiscal 2011 and fiscal 2012, respectively. We expect that the absolute dollar amount of our research and development expenses will increase as we continue to enhance and expand the services and products we offer.

Marketing and sales

We rely on the extensive distribution channels of our wireless carrier customers to expand the adoption of our LBS. In addition, we sell our LBS to end users through mobile phone application stores, such as Apple’s App Store and Google’s Google Play. We focus the majority of our marketing efforts on supporting our wireless carrier customers’ marketing programs to promote our LBS to their subscribers through either our wireless carrier customers’ white label or our own branded version of our solution. This strategy enables us to leverage the marketing resources of our wireless carrier customers and reduce our sales and marketing costs.

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

In addition, we focus certain marketing efforts for our services on distribution in the iPhone and Android application marketplaces. These efforts are focused on building our direct relationship with consumers and the Scout brand specifically. We also partner with developers of location based websites and applications to provide personalized navigation for their products through our Scout for Apps developer service.

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

Sales. Our wireless carrier customers are primarily responsible for obtaining our end users through their sales and marketing efforts to their existing and potential subscribers. For example, mobile phones enabled with our LBS are sold in AT&T’s direct channels, such as retail stores, and through the AT&T website and indirect channels, such as national retail partners and indirect dealers. In connection with sales efforts directed at automobile manufacturers, we have a sales team that focuses on targeted customers and responds to requests for proposal and related sales opportunities. As of June 30, 2012, we had a sales team consisting of 24 employees that focus on selling our MRM products and services to enterprise customers in conjunction with certain of our wireless carrier customers. In connection with sales efforts directed primarily at enterprises, we work closely with representatives of our wireless carrier customers, often participating in sales calls and other aspects of the selling process. With regard to our mobile advertising business, we are highly engaged in direct sales efforts to expand the reach of our mobile drive-to advertising solutions. As of June 30, 2012, our advertising sales team included five employees focused on growing direct relationships with large agencies and brands.

Customers

We derive revenue from wireless carriers, automobile manufacturers and OEMs, advertising and end users. We primarily derive our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a standalone service or in a bundle with other data or voice services and from automobile manufacturers whose vehicles incorporate our navigation services. We currently provide our LBS to customers in North America, Asia, Europe and South America.

We generate revenue from automobile manufacturers and OEMs for delivery of customized software and royalties from the distribution of this customized software for on-board and connected auto based navigation solutions. We typically enter into long term supply arrangements with our auto customers to provide our solutions across multiple car models in multiple regions around the world.

We provide advertising services to advertisers by delivering contextual search and banner advertisements to consumers within our applications with internally developed advertising products, such as search based drive-to ads and mobile billboards. We typically enter into direct relationships with the advertisers to provide this advertising for which it is paid either on a cost per action basis or impressions served and also utilize advertising networks.

End users may also subscribe to our LBS services from our application stores, but these customers represent a small minority of our end users.

As of June 30, 2012, we had entered into agreements with 13 wireless carriers to provide our LBS in 30 countries. Our revenue from the United States comprised 97%, 96% and 94% of our total revenue for fiscal 2010, fiscal 2011 and fiscal 2012, respectively.

We are substantially dependent on Sprint, AT&T and Ford for our revenue. For fiscal 2010, 2011 and fiscal 2012, Sprint represented 55%, 42% and 37% of our revenue, respectively, and AT&T represented 34%, 37% and 36% of our revenue, respectively. In addition, in fiscal 2012, Ford represented 12% of our revenue. We expect Sprint, AT&T and Ford to represent a significant portion of our revenue for the foreseeable future.

Effective July 1, 2012, we amended our agreement with Sprint to, among other things, extend the expiration of our agreement from December 31, 2012 to December 31, 2015. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2015 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed annual fee through June 30, 2013, regardless of the number of subscribers (up to specified thresholds). In connection with our amended agreement with Sprint, we and Sprint have agreed to transition Sprint Navigation branded services to Telenav branded navigation services. Other than its provisions related to the fixed fee arrangement for bundled navigation services, our agreement with Sprint will automatically renew on January 1, 2016 for successive 12-month periods unless either party provides notice of termination at least 90 days prior to the expiration of the applicable term. Our agreement with Sprint also allows either party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach. Additionally, Sprint may terminate the agreement if we effect a change in control transaction or become insolvent.

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

We provide automotive-grade GPS navigation software to Ford pursuant to an agreement dated October 12, 2009. We are the preferred provider for GPS on-board navigation integrated with Ford’s second-generation SYNC platform during the term of the agreement, which expires on May 31, 2014, but which may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach.

Under our agreements with Sprint, AT&T and Ford, we have obligations to indemnify each of them against, among other things, losses arising out of or in connection with any claim that our technology or services infringe third party proprietary or intellectual property rights. Our agreements with Sprint, AT&T and Ford may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or service infringed upon a third party’s rights.

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

We seek to patent key concepts, components, protocols, processes and other inventions. As of July 31, 2012, we held 11 U.S. patents and 29 foreign patents expiring between April 11, 2020 and February 14, 2031, and have 115 U.S. and 67 foreign patent applications pending. Of the pending 115 U.S. patent applications, 102 are nonprovisional patent applications, which are patent applications that are examined on their merits by the U.S. Patent and Trademark Office, and 13 are provisional patent applications, which are filed for purposes of establishing priority but cannot result in an issued U.S. patent unless they are first converted to nonprovisional patents. These patents and patent applications may relate to features and functions of our LBS and the technology platform we use to provide them. We have filed, and will continue to file, patent applications in the United States and other countries where there exists a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

As of July 31, 2012, we owned the Telenav, Telenav Track, Sipity, ONMYWAY, and Whereboutz trademarks, registered with the U.S. Patent and Trademark Office. We also own the Telenav and design logo registered trademark in the United Kingdom and European Union. We have several unregistered trademarks, including the names “Evie™,” “MyTies™,” “MyMileage™,” “RoadAssist™,” “Scout™,” “Smart Planner™,” “Telenav Asset Tracker™,” “Telenav Connected Service™,” “Telenav GPS Fleet™,” “Telenav GPS Navigator™,” “Telenav Navigator™,” “Telenav Scout™,” “Telenav Shotgun™,” “Telenav Track LITE™,” “Telenav Track Premium™,” “Telenav Vehicle Manager™,” and “Telenav Vehicle Tracker™,” and the logos for Telenav and Scout. We endeavor to enter into agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed.

We also enter into various types of licensing agreements to obtain access to technology or data that end users utilize in connection with our LBS. Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. Our most important agreements are with the providers of maps pursuant to which we generally pay a monthly fee per end user, a per transaction fee or a revenue sharing percentage for data provided based in each case upon a multi-tiered fee structure. We obtain map data pursuant to an agreement with TomTom North America, Inc., or TomTom, dated July 1, 2009, as amended. Our agreement with TomTom has an initial term of five years (except for off-board applications sold on Apple’s App Store and selected vehicle navigation system applications) and will automatically renew for each supported application for successive one year periods thereafter, unless either party provides written notice of termination at least 90 days prior to the expiration of the then-current term for each supported application. In September 2010, we amended our agreement with TomTom to change the fee structure for map and POI data we use to provide our services for Sprint’s bundled offerings. Pursuant to the amended agreement, we pay TomTom a percentage of fees we collect from Sprint for basic navigation services and our gross advertising revenue and a flat monthly fee per subscriber for premium navigation services. We also pay TomTom certain guaranteed minimum payments for such services. The license period for navigation services provided for Sprint’s bundled offerings was to expire on the earlier of December 31, 2012 or termination of our agreement with Sprint with respect to the those bundled services. Effective July 1, 2012, we amended our TomTom agreement, to (a) extend the license period for navigation services provided for Sprint’s bundled offering to June 30, 2013; (b) license TomTom map data for our automotive navigation product, Scout for Cars; and (c) license TomTom map data for our HTML5, browser-based, voice-guided turn by turn GPS navigation service for mobile phones, Scout for Apps.

We also obtain map data from Navigation Technologies Corporation, a Nokia company, or NAVTEQ, pursuant to an agreement dated December 1, 2002. Our agreement with NAVTEQ had an initial term of one year and since has been extended until January 31, 2013. On August 30, 2012 NAVTEQ North America LLC, or

NAVTEQ, filed a complaint against us in the Circuit Court of Cook County, Illinois (Case No. 2012L009862), alleging breach of the Data License Agreement, unjust enrichment and quantum meruit, and fraud. NAVTEQ is seeking actual and punitive damages should judgment be found in its favor. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of possible losses, if any, we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

Our agreements with TomTom and NAVTEQ also allow a party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach. In addition, we obtain other data such as weather updates, gas prices, POI and traffic information from additional providers.

Competition

The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do.

Competitors are offering LBS navigation services that have similar functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its release of Google Maps Navigation for mobile devices based on the Android 1.6 and higher operating system platform, and Nokia provides a download for its latest version of Nokia Maps on its smartphones which also provides voice-guided turn by turn navigation functions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Apple has recently announced its intention to offer maps and voice-guided turn by turn directions as part of its next operating system release (iOS6). Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier customers can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful.

We compete in the LBS market and our primary competitors include providers of LBS such as Apple, Google, Microsoft, Nokia, TeleCommunication Systems, or TCS, through its acquisition of Networks in Motion, or NIM, Intel Corporation, or Intel, through its acquisition of Telmap Ltd., or Telmap, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; integrated navigation mobile phone providers such as Garmin and Nokia; and providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Apple, Mapquest, Inc., or Mapquest, Google, Microsoft and Yahoo!, Inc., or Yahoo, Yelp Inc., or Yelp, Foursquare Labs, Inc., or Foursquare, Waze Inc., or Waze and Fullpower Technologies, Inc. (MotionX), or Fullpower.

We compete in the automotive navigation market with established automobile manufacturers and OEMs and providers of on-board navigation services such as Robert Bosch GmbH, or Bosch, Garmin, TomTom and NNG LLC, or Nav N Go, as well as other competitors such as Google, Microsoft and TCS.

Competition in our market is based primarily on product performance including features, functions, reliability, flexibility, scalability and interoperability; wireless carrier relationships; technological expertise, capabilities and innovation; price of services and products and total cost of ownership; brand recognition; and size and financial stability of operations. We believe we compete favorably with respect to these factors based upon the performance, reliability and breadth of our services and products and our technical experience.

Some of our competitors and potential competitors enjoy advantages over us, either globally or in particular geographic markets, including with respect to the following:

•	significantly greater revenue and financial resources;

•	stronger brand and consumer recognition in a particular market segment, geographic region or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger wireless carrier, automotive and handset manufacturer relationships;

•	more financial flexibility and experience to make acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.

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

Employees

As of August 31, 2012, we employed 901 people, including 621 in research and development, 154 in sales and marketing, 58 in customer support and data center operations and 68 in a general and administrative capacity. As of that date, we had 393 employees in the United States, 502 in China, 3 in the United Kingdom and 3 in Brazil. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Executive Officers of the Registrant

The following table sets forth the names, ages (as of June 30, 2012) and positions of our executive officers:

Name	Age	Position
Dr. HP Jin	48	President, Chief Executive Officer and Chairman of the Board of Directors
Michael Strambi	50	Chief Financial Officer and Treasurer
Marc Aronson	55	Senior Vice President, Engineering
Salman Dhanani	39	Vice President, Growth Strategy and Partnerships
Loren Hillberg	54	General Counsel and Secretary
Dariusz Paczuski	46	Vice President, Marketing, Products and Monetization
Hassan Wahla	40	Vice President, Business Development and Carrier Sales

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

Michael Strambi has served as our chief financial officer and treasurer since June 2012. From November 2009 to June 2012, Mr. Strambi served as our vice president of finance. From December 2008 to August 2009,

Mr. Strambi served as vice president and chief accounting officer of Silver Spring Networks, Inc., a provider of smart grid services. From February 2008 to December 2008, Mr. Strambi served as chief financial officer of Metacafe, Inc., a provider of online video services. From February 2006 to February 2008, Mr. Strambi served as vice president of finance of MobiTV, Inc., a provider of mobile media solutions. From 2002 to 2006, Mr. Strambi served in various positions, the most recent of which was vice president, controller and treasurer, with Macromedia, Inc., a provider of web publishing products and solutions that was acquired by Adobe Systems Incorporated. Mr. Strambi holds a B.S. in business administration with a concentration in accounting from California State University, Sacramento and an M.B.A. in finance from the University of Southern California.

Marc Aronson has served as our senior vice president, engineering since October 2011. From September 2009 to October 2011, Mr. Aronson was Senior Vice President, Engineering, of CA Technologies, a global software company. From June 2006 to September 2009, Mr. Aronson was Senior Vice President, Engineering, of Oracle Corporation, a global software company. Prior to that time, Mr. Aronson held positions at Portal Software, Inc., a provider of billing and revenue management solutions, and Adobe Systems Incorporated. Mr. Aronson holds a B.S. in Computer Science and Applied Math and an M.S. in Computer Science from the State University of New York at Albany.

Salman Dhanani is a cofounder of our company and has served as our vice president, growth strategy and partnerships since July 2012. Mr. Dhanani served as our vice president, products from August 2010 to July 2012 and as our vice president, products and marketing from August 2009 to August 2010. Mr. Dhanani served as our executive director of marketing from March 2009 to July 2009 and as our senior director of marketing from November 1999 to February 2009. From January 1999 to November 1999, Mr. Dhanani served as a consultant at the McKenna Group, a strategy consulting firm. From July 1996 to December 1998, Mr. Dhanani served as an application engineer at Schlumberger Ltd., a technology consulting services company. Mr. Dhanani holds a B.S. in Electrical Engineering from the University of Washington.

Loren Hillberg has served as our general counsel and secretary since April 2009. From September 2007 to September 2008, Mr. Hillberg served as vice president and general counsel at Force10 Networks, a privately held communications and networks company. From April 2005 to May 2007, Mr. Hillberg held various management positions, including executive vice president and general counsel at Macrovision Corporation (now Rovi Corporation), a publicly traded digital entertainment company. From May 1998 to March 2005, Mr. Hillberg served as senior vice president and general counsel at Macromedia, Inc., a provider of web publishing products and solutions that was acquired by Adobe Systems Incorporated. Mr. Hillberg holds a B.A. in Economics from Stanford University and a J.D. from the University of California, Hastings College of Law.

Dariusz Paczuski has served as our vice president, marketing, products and monetization since July 2012. Mr. Paczuski served as our vice president, marketing from July 2010 to July 2012. From December 2007 to July 2010, Mr. Paczuski held various positions, including senior director of Bing Carrier Strategy and senior director of Tellme Consumer Services, at Microsoft Corporation, a publicly traded software company. From 2002 to 2007, Mr. Paczuski held various positions, including vice president, search products and vice president, product marketing, at AOL Inc., a publicly traded online content company. Prior to that time, Mr. Paczuski held positions at Netscape Communications Corporation, an internet browser company, and General Electric Company, a publicly traded multinational company. Mr. Paczuski holds a B.S. in Marketing from California State University, Long Beach.

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

Risk related to our business

We are substantially dependent on two wireless carrier customers for a large portion of our revenue and if these wireless carrier customers were to change or terminate our relationships with them or to offer LBS directly or from other vendors, our revenue and net income would be adversely affected.

We are substantially dependent on two wireless carrier customers for a large portion of our revenue. In fiscal 2010, 2011 and 2012, Sprint represented 55%, 42% and 37% of our revenue, respectively. Effective July 1, 2012, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2012 to December 31, 2015. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2015 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed annual fee through June 30, 2013 regardless of the number of subscribers (up to specified thresholds). Sprint is not obligated to continue to bundle our navigation services after June 30, 2013 and we cannot assure you that it will continue to do so, and even if Sprint does continue to bundle we may not receive meaningful compensation for such distribution of our services. This amendment will result in a significant reduction in revenue related to bundled navigation solutions from Sprint beginning July 1, 2012 compared to revenue levels recognized prior to the amendment.

In connection with our amended agreement with Sprint, we and Sprint have agreed to transition Sprint Navigation branded services to Scout branded navigation services. The branding transition may not increase end user recognition of our brand and may result in confusion that results in reduced or more limited adoption of our services by Sprint’s subscribers.

In the event that Sprint does not elect to continue to bundle our navigation services after June 30, 2013 and pay us a fee for such bundling, our financial condition and results of operations would be materially and adversely affected and we would have to develop other sources of revenue. Sprint may elect to eliminate our navigation services from its Simply Everything plans and we would no longer receive a fee for the inclusion of our services in that bundle. Although we have negotiated revenue sharing for advertising we provide to Sprint customers and premium subscription fees, in the event that we were no longer compensated by Sprint for the inclusion of our LBS in Sprint’s bundled service offerings, we believe that our revenue would decline substantially and our other sources of revenue from Sprint would not offset the shortfall in the near term. If Sprint reduces its expenditures for marketing our LBS, changes its Simply Everything plans to eliminate our services, prices our LBS at a level that makes them less attractive or offers and promotes competing LBS, in lieu of, or to a greater degree than our LBS, our revenue would be materially reduced and our business, operating results and financial condition would be materially and adversely affected.

In fiscal 2010, 2011 and 2012, AT&T represented 34%, 37% and 36% of our total revenue, respectively. AT&T is not required to offer our LBS. Our agreement with AT&T expires in March 2013 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Furthermore, our failure to otherwise maintain our relationship with AT&T would substantially harm our business.

We have a growing revenue stream from the automotive navigation market but we cannot be confident that this revenue will continue to grow.

Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products were introduced in fiscal 2010 in a limited number of vehicles and just recently reached a broader model portfolio at a single automobile manufacturer, Ford. Although Ford represented approximately 12% of our revenue in fiscal 2012, a substantial portion of that revenue was nonrecurring and related to Ford’s transition to a different map provider. We may not successfully increase our revenue from Ford in the short-term and other automobile manufacturers or OEMs, such as Delphi, in the long term. If we fail to do so, our revenue may decline.

Our current relationships with Ford and Delphi provide for a different revenue model than has historically been associated with our wireless carrier business, and for on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. In addition we recognize royalties earned from our on-board solutions generally as the software is reproduced and installed in vehicles. We have little experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford and Delphi as customers our revenue will decline.

Our contract with Ford expires in May 2014, but may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after May 2014, our revenue may decline.

Our automotive navigation products are an important part of our effort to expand outside of mobile device navigation to other platforms and we may not be successful in our efforts to attract and retain automobile manufacturers and OEMs, implement profitable and high quality products or achieve end customer acceptance of our services and fee model.

In fiscal 2009, we began offering our first off-board connected automotive navigation products and prior to that time, we had limited experience in the automotive navigation market. In fiscal 2010, we began offering our first on-board automotive navigation products. Our on-board solutions may not satisfy automotive manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and OEMs do not believe that our services meet their customers’ needs, our products and services may not be designed in to future model year vehicles.

The design and sales cycle for on-board or off-board automotive navigation products is substantially longer than those associated with our LBS services to customers of wireless carriers. As a result, we may not be able to achieve significant revenue from the automotive navigation business in a short period of time, or at all.

As we have limited experience in the automotive navigation market, we also may not price our solutions in such a way that is profitable for us and enables us to recoup the development expenses we incurred to provide such solutions in the time we expect or at all. Development schedules for automotive navigation products are difficult to predict, and there can be no assurance that we will achieve timely delivery of these products to our customers. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing fees outside of the traditional on-board navigation service model. Our map, POI and other content costs for our automobile navigation solutions are higher than those we have historically paid for our mobile phone-based navigation services. If we are unable to improve our margins, we may not be able to operate our automobile navigation business profitably. If we fail to achieve revenue growth in any of our automotive navigation solutions (whether on-board, off-board or other), we may be unable to achieve the benefits of revenue diversification.

We recently introduced Scout, a service that end users can access for navigation and planning with their mobile phones, computers, and autos. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs. If we fail to develop innovative products that automobile manufacturers and end users adopt, our operating results and financial condition could be harmed.

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

We introduced freemium navigation to compete with free offerings and we may not be successful with these new products or convert “free” users to paid users.

We provide freemium personal navigation offerings on the Apple App Store and through other marketplaces and our wireless carrier partners. Freemium offerings are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising. We may not achieve substantial end user acceptance of these products, and even if end users download and use the freemium products, we may not be successful in converting those “free” users into paid users. In addition, certain of our paying end users have converted to our freemium offerings. We have limited experience in marketing our products and services directly to end users or generating advertising revenue. We may not be successful in gaining visibility among end users without incurring significant expenses to market our products and services to those users. In addition, we do not have experience in converting users of free applications to paid users or in generating revenue from full featured products solely through advertising revenue. If we are unable to achieve high visibility among end users on a cost effective basis or fail to convince those end users to convert to paid products and revenue producing services, we may be unable to sustain our revenue and profitability and we may incur losses in the future.

We may not successfully generate advertising revenue from our LBS if we are unable to attract and retain advertisers.

Although we began providing advertising to some of our end users in 2010, to date, we have not generated material revenue from advertising. In order to do so, we need to identify and attract a sufficient number of advertisers for the available ad placements in our LBS to create competition for those placements. To date, we have had to demonstrate to prospective advertisers the benefits of placing advertisements in driving routes or with POI searches as there is not a widely accepted belief that end user impressions or unique “drive to” cost per action advertising in a navigation setting are more likely to result in a purchase. We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of advertising in our LBS. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation.

We operate in a highly competitive market, including competitors that offer their services for free, which could make it difficult for us to acquire and retain wireless carrier customers and end users.

The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer LBS that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps product for mobile devices based on the Android 1.6 and higher operating system platform and Nokia, provides a download for its latest version of Nokia Maps on its smartphones which also provides voice-guided turn by turn navigation functions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Apple has recently announced its intention to offer maps and voice-guided turn by turn directions as part of its next operating system release (iOS6), which effectively means these capabilities will be free to consumers who have this update on their handsets. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier customers can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful.

Our primary competitors include providers of LBS such as Apple, Google, Microsoft, Nokia, TCS, Intel, and TomTom; PND providers such as Garmin and TomTom; providers of Internet and mobile based maps and directions such as AOL, Apple, Mapquest, Google, Microsoft and Yahoo!; and wireless carriers and communication solutions providers developing their own LBS. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as Bosch, Garmin, TomTom and Nav N Go, as well as other competitors such as Google, Microsoft and TCS. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	the provision of their services at no or low cost to consumers;

•	significantly greater revenue and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and nonmobile products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger wireless carrier, automotive and handset manufacturer relationships;

•	greater resources to make and integrate acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.

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

The success of our automotive navigation products may be affected by overall demand for new vehicles.

Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solution with our current automobile manufacturers. We are also dependent upon our ability to attract new automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles with, and adoption by, end users of our products offered by such automobile manufacturers, when our product are not standard features. As we move forward, our existing automobile manufacturers and OEMs may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay from forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions.

Our wireless carrier customers may change the pricing and other terms by which they offer our LBS, which could result in increased end user turnover, lower revenue and adverse effects on our business.

Certain of our wireless carrier customers sell unlimited data service plans, which include our LBS. As a result, end users do not have to pay a separate monthly fee to use our services. If our wireless carrier customers were to eliminate our services from their unlimited data service plans, we could lose end users as they would be required to pay a separate monthly fee to continue to use our services. In addition, we could be required to change our fee structure to retain end users, which could negatively affect our gross margins. For example, in July 2012, we entered into an amendment with Sprint that continued our flat fee structure across all users (up to certain thresholds) per year, which decreased our revenue and did not provide for a payment to us for that bundled product after June 30, 2013. Sprint is not obligated to continue to bundle our navigation services after June 30, 2013 and we cannot assure you that it will continue to do so, and even if it does we do not anticipate that we will receive meaningful compensation for such distribution of our services. Our wireless carrier customers may also seek to reduce the monthly fees per subscriber that they pay us if their subscribers do not use our services as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier customers may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive our services through those plans to move to a less expensive plan that does not include our services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make our LBS less attractive and could result in current end users abandoning our LBS. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give AT&T certain most favored customer pricing on specified products and in certain markets. In certain circumstances this may require us to reduce the price per end user under the AT&T contract, which may adversely impact our revenue.

We are substantially dependent on our wireless carrier customers to market and distribute our LBS to end users and our business may be harmed if our wireless carrier customers elect not to offer our services broadly.

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

Wireless carriers, including those with which we have existing relationships, may decide not to offer our services and may enter into preferred relationships with one or more of our competitors. While our LBS may still be available to customers of those wireless carriers as downloads from application stores, sales of our LBS would likely be much more limited than if our LBS were preloaded as a white label service actively marketed by the carrier or were included as part of a bundle of services. Our inability to offer our LBS through a white label offering or as part of a bundle on popular mobile phones would harm our operating results and financial condition.

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

Our success depends on significantly increasing the number of end users for our products through distribution with our wireless carrier customers and through application stores.

Our mobile LBS revenue is derived primarily from subscription fees that we receive from our wireless carrier customers for end users who subscribe to our services on a standalone basis or in a bundle with other services. While the number of end users increased from June 30, 2011 to June 30, 2012, we experienced a decline in the number of paying end users during fiscal 2012.

Our future success depends on achieving widespread deployment of our LBS through wireless carrier customers and application stores. In light of recent trends away from paid navigation and toward freemium offerings, we will be required to successfully convert an increasing number of our subscribers who are not paying for our services to our premium paid offerings and to generate revenue by selling advertising that those subscribers see in our free and paid products. We do not have significant experience in sourcing and selling mobile advertising and may not be successful in doing so. Our ability to generate revenue from our LBS will depend on broad distribution and the quality of those services and subscriber demand for those services, which may vary by market. Attempts to generate revenue from paid premium services or advertising may not be successful and our business, operating results and financial condition could be adversely affected.

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

Our operating income and net income could decline as a percentage of revenue, or we may incur losses, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.

As a percentage of revenue, our operating income was 40%, 33% and 21% and our net income was 24%, 20% and 15% in fiscal 2010, 2011 and 2012, respectively. Since June 30, 2008, we have made significant investments in new operating and information systems and additional data centers, hired substantial numbers of new research and development, sales and marketing and general and administrative personnel and expanded our operations outside the United States. Efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 months to two years and in order to win designs and achieve revenue from this growth area, we have to make investments two to four years before we anticipate receiving revenue, if any. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business. As a result of these factors, we believe our operating income and net income may decline significantly as a percentage of revenue at least through fiscal 2013 and we may incur losses. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.

We are substantially dependent on revenue from our GPS Navigator service and, if we fail to generate significant revenue from other services, our operating results may be harmed if revenue from GPS Navigator declines.

Although revenue in absolute dollars from sources other than GPS Navigator rose in all periods presented, revenue from our GPS Navigator service declined from 94% of our revenue in fiscal 2010 to 88% and 79% of our revenue in fiscal 2011 and 2012, respectively. Although some of our other sources of revenue, such as automotive navigation and advertising are growing, in the near term we anticipate that GPS Navigator will continue to represent the majority of our revenue. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier customers or the number of end users for GPS Navigator were to decline, our revenue would be substantially harmed. We have experienced a reduction of revenue from GPS Navigator, partially as a result of increased competition from free and other low cost offerings and from the renegotiation of agreements with our wireless carrier customers. In addition, certain of our wireless carriers have experienced a reduction in the number of navigation subscribers, who have moved to freemium or free offerings. We may be unable to increase our revenue from our enterprise LBS, automotive navigation, mobile advertising and premium LBS. If we were unable to offset declining revenue from GPS Navigator by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.

We rely on our customers for timely and accurate subscriber and vehicle sales information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.

We rely on our wireless carrier customers to bill subscribers and collect monthly fees for our LBS, either directly or through third party service providers. In addition, we rely on our automotive and OEM customers to provide us with reports on the number of vehicles they sell with our on-board navigation services included. If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in wireless carrier reporting. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period and this could harm our business, operating results and financial condition.

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

Our profitability may continue to decline or we may incur losses as we expand into other service and product areas and we may be unable to recoup our investments.

We receive a majority of our revenue from monthly subscription fees paid by wireless carrier customers who bill their subscribers for our services on a standalone or bundled basis. As we expanded our LBS offerings to enable end users to purchase our services from application stores, we modified our revenue model to include an annual fee for services, which has resulted in, and we anticipate will continue to result in, lower gross and net profit margins. In addition, as we expand into the automotive navigation market, we expect that the net profit margins will continue to be lower than our historical net profit margins. As we expand into mobile advertising and premium LBS or other markets for LBS, we may be required to adopt new pricing models and may incur cost of revenue substantially different than that which we have experienced historically due in part to third party content costs. These different pricing models and increased costs of revenue may result in declines in our gross margins and profitability, and we may incur losses.

We have limited experience in selling our services and products outside of the wireless carrier application platform and automotive navigation market. As we expand into new service and product areas, and as the wireless carrier and auto market rapidly evolve, we may not be able to compete effectively with existing market participants, adjust our business operations to changing market conditions, and may not be able to realize a positive return on the investment we have made in these products or services. If our introduction of a new product or service is not successful or we are not able to achieve the revenue or margins we expect, our operating results may be harmed and we may not recover our product development and marketing expenditures.

If our end users increase their usage of our services, our net operating income may decline, or we may incur losses because the fees we receive generally do not depend on usage.

With limited exceptions, fees for the use of our services do not vary depending on whether or how often an end user uses our services, and in some cases we offer certain of our services for free. Historically, end users using certain mobile phones or under certain service plans tended to use our services more than other end users. We budget and operate our services by making certain assumptions about usage patterns. If our end users were to further increase their usage of our services substantially or more end users access our services for free through a freemium model, we would incur additional expenses to expand our server capacity, operate additional data centers and pay additional third party content fees. These additional costs would harm our operating results and financial condition.

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

We obtain map data from TomTom and NAVTEQ, which are companies owned by our current and potential competitors TomTom and Nokia, respectively. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map data to us.

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

We also use our proprietary provisioning and reporting system to record and report royalties we owe to third party providers of content used by end users in connection with our services. Certain of the third party content providers have the right to audit our use of their services and, if we were found to have under- or incorrectly reported usage, we may be required to pay the third party content providers for the actual usage, as well as interest and the cost of the audit. Any significant error in our recording and payment of royalties to our third party content providers could have a material and adverse effect on our financial results and profitability. We may also incur losses as a result of any significant error.

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

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the effectiveness of our entry into new business areas, such as advertising;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of new mobile phone introductions by our wireless carrier customers;

•	the loss of our relationship with any particular wireless carrier customer;

•	the timing and success of wireless carrier customers’ marketing expenditures;

•	the ability of our automobile manufacturer customers to sell automobiles equipped with our products;

•

the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of financial market turmoil and economic uncertainty on vehicle purchases, particularly outside of the U.S.;

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

If a substantial number of end users change mobile phones or if they switch to subscription plans that require active renewal by end users, our revenue could suffer.

Subscription fees represent the majority of our revenue. As mobile phone development continues and new mobile phones are offered at subsidized rates to subscribers in connection with plan renewals, an increasing percentage of end users who already subscribe to our services will likely upgrade from their existing mobile phones. When subscribers make these changes, they may not be able to automatically transfer their existing subscriptions from one mobile phone to another, or may choose to discontinue our services if their new device has an alternative application pre-installed, including a free navigation service provided with the phone operating system.

In addition, currently most of our monthly subscribers are on automatic renewal subscriptions. In the future, wireless carriers may switch to subscription billing systems that require subscribers to actively renew, or opt-in, each month from current systems that passively renew unless subscribers take some action to opt-out of their subscriptions. Application store providers today primarily require subscribers to opt-in for annual or monthly subscriptions. In either case, unless we or our wireless carrier customers are able to resell subscriptions to these subscribers or replace these subscribers with other subscribers, our revenue would suffer and this could harm our business, operating results and financial condition.

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

In addition, being selected to participate and designed into new vehicle models is a lengthy and time consuming process and our LBS platform may not be included for factors beyond our control if we are participating in the vehicle with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our LBS platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturer. These delays may make it difficult to predict when we will generate revenue from new customers.

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

Our success depends on our ability to enhance our current services and develop new services and products rapidly and cost effectively. We currently have a majority of our research and development personnel in China. We recently consolidated two of our research and development centers in China to a single research and development center. Although we have sought to retain certain key personnel by transferring them to our other locations, we may be unable to retain them over the long-term. In addition, we have been experiencing significant increases in compensation costs in China due to competitive market conditions for qualified staff, as well as higher risk of employee turnover in certain China markets. We could incur unexpected costs or delays in product development that could impair our ability to meet market windows or cause us to forego certain new product opportunities.

Because our long term success depends on our ability to increase the number of end users located outside of the United States, our business will be susceptible to risks associated with international operations.

As of June 30, 2012, we had international operations in China, the United Kingdom and Brazil. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 97%, 96% and 94% of our total revenue for fiscal 2010, 2011 and 2012, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on foreign wireless carriers with different pricing models;

•	roaming charges to end users;

•	availability of reliable 2G, 3G and 4G mobile networks in those countries;

•	requirements that we comply with local telecommunication regulations and automobile hands free laws in those countries;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability in some jurisdictions;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

The occurrence of any one of these risks could negatively affect our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability and we may incur losses as a result.

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

Other than our acquisition of Goby Technologies, Inc. in September 2011, we have not made any acquisitions to date. In the future, we may make acquisitions to improve our LBS offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Future mergers and acquisitions we may pursue would involve numerous risks, including the following:

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

The wireless communications industry continues to experience consolidation and an increased formation of alliances among wireless carriers and between wireless carriers and other entities. Should one of our wireless carrier customers consolidate or enter into an alliance with another carrier, this could have a material adverse impact on our business. For example, our wireless carrier customer Alltel Wireless, or Alltel, was acquired by

Verizon Wireless, or Verizon, in early 2009. Although we had an agreement with Alltel to be the exclusive white label provider of navigation services, Verizon elected to discontinue selling mobile phones preloaded with our LBS. We have experienced a decline in our revenue from the combined entity as a result of this decision, and expect this decline to continue. Such a consolidation or alliance may cause us to lose a wireless carrier customer or require us to reduce prices as a result of enhanced customer leverage, which would have a negative effect on our business. We may not be able to expand our base of wireless carrier customers to offset revenue declines if we lose a wireless carrier customer or if the number of end users for our services declines.

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

Recent adverse economic conditions and future uncertainties may directly affect the marketing and distribution of mobile phones and our LBS by our wireless carrier customers and purchase of our automobile manufacturer customer’s new vehicles. As current and future conditions in the domestic and global economies remain uncertain, it is difficult to estimate the level of economic growth, which may cause some wireless carriers to emphasize marketing basic voice services rather than data services, such as LBS. In addition, subscribers may try to reduce their monthly expenses by reducing spending on discretionary wireless services, such as ours. In addition, with an increasing percentage of our revenue coming from automobile navigation products purchased in connection with the purchase of a new vehicle, we may experience a decline in revenue if spending on new vehicles is impacted due to economic conditions. Accordingly, the future direction of the overall domestic and global economies will have an impact on our overall performance. Economic conditions are beyond our control. If these economic conditions worsen or fail to improve, we may experience reduced demand for and pricing pressure on our LBS, which could harm our operating results.

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

We have received, and may in the future receive, claims from third parties asserting infringement and other related claims. As of the date of this Annual Report on Form 10-K, we were named as a defendant in several cases alleging that our services infringe other parties’ patents, as well as other matters. See Part I, Item 3, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our wireless carrier customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us or our wireless carrier customers. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

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

We have received, and expect to receive in the future, demands for indemnification under these agreements. These demands can be very expensive to settle or defend, and we have in the past incurred substantial legal fees and settlement costs in connection with certain of these indemnity demands. Furthermore, we have been notified by several wireless carriers that they have been named as defendants in certain patent infringement cases for which they may seek indemnification from us. See the section entitled “Legal Proceedings.” These indemnity demands relate to pending litigation and remain outstanding and unresolved as of the date of this Form 10-K. Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to the current or future notifications, could materially harm our business, operating results and financial condition.

We may in the future agree to defend and indemnify our customers in connection with the pending notifications or future demands, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, which may lead to disputes with our customers and may negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. Our agreements with certain customers may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or services infringed upon a third party’s rights. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted or if any of our wireless carrier agreements is terminated, our business, operating results and financial condition could be materially adversely affected. See the section entitled “Legal Proceedings.”

The occurrence or perception of a security breach or disclosure of confidential information could harm our business.

Our LBS include the transmission and storage of personal, private and confidential information primarily related to the location of our end users. If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business and financial results. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential end users. Even the perception of a security risk could inhibit market acceptance of our LBS. In addition, we may be required to invest additional resources to protect against damages caused by any actual or perceived disruptions of our LBS or security breaches. We may also be required to provide information about the location of an end user’s mobile phone (or vehicle, with respect to certain of our enterprise LBS ) to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could harm our business.

Changes in government regulation of the wireless communications industry and the automobile industry may adversely affect our business.

It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry or further regulate the automobile industry, including laws and regulations regarding lawful interception of personal data, hands free use of mobile phones or navigation services within autos or the control of such use, privacy, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may make operation more costly, and may materially reduce our ability to increase or maintain sales of our LBS.

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

The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually. For example, as of June 30, 2012, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market’s Global Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.

We have in the past been subject to securities class action litigation and may be subject to similar litigation in the future. If the outcome of potential future litigation is unfavorable, it could have a material adverse effect on our financial condition, results of operations and cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 initial public offering, or IPO, alleging violations of Sections 11 and 15 of the Securities Act. On November 15, 2011, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. On February 24, 2012, the Court held a Settlement Hearing and at the hearing requested that plaintiff provide additional information regarding the claim forms submitted by class members. On March 19, 2012 the Court requested that plaintiff submit supplemental briefing on the same topic. On May 16, 2012, the Court issued its final approval of the proposed settlement and dismissed the case with prejudice. The settlement included a payment of $3.8 million by our insurance carrier to resolve all claims as to all defendants to the litigation. In the future, especially following periods of volatility in the market price of our shares, other purported class action or derivative complaints may be filed against us. The outcome of potential future litigation is difficult to predict and quantify and the defense of such claims or actions can be costly. In addition to diverting financial and management resources and general business disruption, we may suffer from adverse publicity that could harm our brand or reputation, regardless of whether the allegations are valid or whether we are ultimately held liable. A judgment or settlement that is not covered by or is significantly in excess of our insurance coverage for any claims, or our obligations to indemnify the underwriters and the individual defendants, could materially and adversely affect our financial condition, results of operations and cash flows.

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

Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 64.5% of our common stock outstanding as of June 30, 2012. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Facilities

Our corporate headquarters are located at 950 De Guigne Drive, Sunnyvale, California in an office consisting of approximately 175,000 square feet pursuant to a lease that expires in December 2019. This headquarters facility houses substantially all of our U.S. research and development, support, marketing and general and administrative personnel. We lease approximately 19,000 square feet of space in Shanghai, China for our research and development, sales and support operations pursuant to leases expiring in June 2014 to

September 2014, as well as approximately 5,600 square feet in Xi’an, China, for research and development operations pursuant to leases expiring in October 2012 and September 2014. We also lease office space of less than 3,000 square feet each in Northlake, Washington; Reston, Virginia; Southfield, Michigan; Boston, Massachusetts; São Paulo, Brazil; and Chelmsford, England for our sales, marketing and business development personnel located in those areas. In addition to our headquarters and other offices, we lease data center space in Sunnyvale, Sacramento and Santa Clara, California. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. From time to time we also may be subject to claims from our third party content providers that we owe them additional royalties and interest, which claims may result in litigation if we and the third party content provider are unable to resolve the matter. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.

On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the Court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, we responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, we responded to WRE-Hol’s filing. On November 15, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution, rejecting 44 and confirming seven out of 51 claims subject to reexamination. On November 21, 2011, WRE-Hol filed a Motion to Lift Stay and Enter Amended Scheduling Order. On December 27, 2011, the Court denied WRE-Hol’s Motion. On February 27, 2012, TeleNav filed a Notice of Appeal with the U.S. Patent and Trademark Office, appealing the Examiner’s findings regarding the confirmed claims of the patent-in-suit. On March 15, 2012, TeleNav filed with the U.S. Patent and Trademark Office a reexamination request for all surviving claims of the asserted patent. On May 14, 2012 the PTO granted the request and ordered an ex parte reexamination of six of the seven allowed claims. On May 25, 2012, TeleNav filed a request for reconsideration as to the seventh claim. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007). The plaintiff alleges that certain of our services, including our GPS Navigator and Telenav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The Court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The Court held a claim construction hearing on October 28, 2011. On December 12, 2011, the Court issued its claim construction ruling. On January 11, 2012, the parties filed a Stipulation and Proposed Order to Vacate Case Schedule to Focus on Early Dispositive Motions. The Order, which was entered by the Court on January 12, 2012, permits the TCS and Telenav Defendants to file early case-dispositive Motions for Summary Judgment of Noninfringement and postpones the current case schedule pending the resolution of those motions. The hearing on these Summary Judgment motions was held on May 18, 2012. The Court has not yet issued its rulings on the Motions for Summary Judgment. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information amended complaint asserting that the patents-in-suit are not infringed and are invalid. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 31, 2011, we filed an answer to the second amended complaint asserting that the patent-in-suit is not infringed and is invalid. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On February 22, 2012 the case was reassigned to Judge Michael H. Schneider. On March 27, 2012, Defendants filed with the Court a Motion to Stay Pending Ex Parte Reexamination. On May 30, 2012, the Court

granted Defendants’ Motion to Stay and stayed the case until at least November 2012. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 IPO, alleging violations of Sections 11 and 15 of the Securities Act. On March 21, 2011, plaintiff filed an amended complaint purporting to be brought on behalf of all persons who acquired shares of our common stock pursuant to our IPO and alleging that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint sought class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011. On June 2, 2011, following a successful mediation between the parties, the Court entered a stipulation and order regarding settlement and staying all proceedings. On November 15, 2011, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. On February 24, 2012, the Court held a Settlement Hearing and at the hearing requested that plaintiff provide additional information regarding the claim forms submitted by class members. On March 19, 2012, the Court requested that plaintiff submit supplemental briefing on the same topic. On May 16, 2012, the Court issued its final approval of the proposed settlement and dismissed the case with prejudice. The settlement included a payment of $3.8 million to resolve all claims as to all defendants to the litigation. The entire settlement amount has been paid by our insurance carrier. We do not anticipate any liability as a result of this matter.

On September 9, 2011, Parallel Iron, LLC, or Parallel Iron, filed a complaint against us and 14 other defendants in the United States District Court for the District of Delaware (Case No. 11-cv-799), alleging infringement of U.S. Patent No. 7,415,565, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in its favor. On November 4, 2011, we answered the complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. The case was reassigned to Judge Richard Andrews and was scheduled for a claim construction hearing on March 14, 2013 and for trial on June 9, 2014. On June 5, 2012, the Court dismissed Telenav and all other defendants with prejudice. We do not anticipate any liability as a result of this matter.

On August 30, 2012 NAVTEQ North America LLC, or NAVTEQ, filed a complaint against us in the Circuit Court of Cook County, Illinois (Case No. 2012L009862), alleging breach of the Data License Agreement, unjust enrichment and quantum meruit, and fraud. NAVTEQ is seeking actual and punitive damages should judgment be found in its favor. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of possible losses, if any, we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

In 2008, Alltel, AT&T, Sprint and T-Mobile each demanded that we indemnify and defend them against lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”), in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818). The lawsuits allege that the delivery of wireless telephone services infringes U.S. Patents Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 and seek unspecified damages. In 2009, after T-Mobile also sought indemnification and defense from Google, Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the U.S. Patent & Trademark Office completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur losses; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

In March 2009, AT&T demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC, or Tendler, in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement; however, there continues to be a disagreement as to any additional amounts that might be provided to AT&T as it relates to legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur losses; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 16, 2011, we moved to intervene in the Levine litigation in the Eastern District of Texas. On June 27, 2011, Research In Motion was dismissed from the case based on a confidential license and settlement agreement.

On June 29, 2011, the Court granted our motion to intervene. On July 14, 2011, Levine filed an answer and counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine’s counterclaims of patent infringement. On September 30, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, retired from the bench. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 14, 2011, the defendants filed a Motion for Partial Summary Judgment of Invalidity Based on Indefiniteness of Certain Claims of U.S. Patent Nos. 6,140,943 and 6,243,030. On November 14, 2011, the claim construction hearing was moved to January 25, 2012. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On January 4, 2012, Judge Gilstrap recused himself and the case was reassigned to Judge Folsom. The hearings on claim construction and the defendants’ Motion for Partial Summary Judgment of Invalidity were held on January 25, 2012. On February 3, 2012, the Court issued its Claim Construction Order and denied the defendants’ Motion of Partial Summary Judgment of Invalidity. On February 22, 2012, the case was reassigned to Judge Michael Schneider. On March 19, 2012, the Court issued an order modifying the case schedule. On July 9, 2012, we entered into a confidential license and settlement agreement with the plaintiff. On July 16, 2012 pursuant to terms of the agreement, the plaintiff moved to dismiss all pending claims against Telenav, AT&T, Sprint and T-Mobile in this action, and Telenav, AT&T, Sprint and T-Mobile moved to dismiss all pending counterclaims against the plaintiff in this action. On July 19, 2012, the Court granted the motion and dismissed with prejudice all claims and counterclaims between the plaintiff and Telenav and dismissed with prejudice all claims and counterclaims with respect to the Telenav products between the plaintiff, AT&T (including Nortex Communications Co.), Sprint, and T-Mobile. Beyond the amounts already accrued for legal and indemnification costs, we do not anticipate any additional liability as a result of this matter.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the NASDAQ Global Market under the symbol “TNAV” on May 13, 2010. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended June 30, 2012	High	Low
First Quarter	$21.86	$8.22
Second Quarter	$9.63	$7.71
Third Quarter	$8.17	$6.62
Fourth Quarter	$7.19	$5.57

Year ended June 30, 2011	High	Low
First Quarter	$9.17	$4.68
Second Quarter	$7.55	$4.88
Third Quarter	$11.96	$7.22
Fourth Quarter	$18.20	$10.16

We had approximately [ X ] stockholders of record as of August 31, 2012. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2012	—	$—	—	$16,611,067
May 1 – May 31, 2012	182,174	$6.71	182,174	$15,388,245
June 1 – June 30, 2012	—	$—	—	$15,388,245

Total	182,174	$6.71	182,174	$15,388,245

(1)	The purchases of our shares of common stock by us are made pursuant to a stock repurchase plan announced by us on October 27, 2011. Our board of directors authorized us to purchase shares of our common stock up to an aggregate of $20.0 million. This stock repurchase plan will expire on October 27, 2012.

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

The following graph shows a comparison from May 13, 2010 (the date our common stock commenced trading on The NASDAQ Global Market) through June 30, 2012 of cumulative total return for our common stock, the NASDAQ Composite Index and the Russell 3000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Russell 3000 Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of income data for fiscal years ended June 30, 2012, 2011 and 2010 and the balance sheet data as of June 30, 2012 and 2011 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of income data for the fiscal years ended June 30, 2009 and 2008 and the balance sheet data as of June 30, 2010, 2009 and 2008 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. We have not declared or distributed any cash dividends on our common stock. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Income Data: (in thousands, except per share data)	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
Revenue	$218,507	$210,491	$171,162	$110,880	$48,065
Cost of revenue	47,341	40,720	29,481	20,250	11,359

Gross profit	171,166	169,771	141,681	90,630	36,706

Operating expenses:
Research and development(1)	68,534	56,534	41,556	23,500	13,687
Sales and marketing	31,718	24,886	17,197	16,536	13,245
General and administrative(2)	26,084	19,757	14,518	8,302	4,993

Total operating expenses	126,336	101,177	73,271	48,338	31,925

Income from operations	44,830	68,594	68,410	42,292	4,781
Other income (expense), net	1,484	1,173	(407)	(776)	10

Income before provision for income taxes	46,314	69,767	68,003	41,516	4,791
Provision for income taxes	13,906	27,193	26,593	11,898	184

Net income	$32,408	$42,574	$41,410	$29,618	$4,607

Net income applicable to common stockholders	$32,408	$42,574	$25,560	$15,719	$1,875

Net income per share applicable to common stockholders:
Basic	$0.78	$1.01	$1.64	$1.39	$0.17

Diluted	$0.74	$0.94	$0.83	$0.57	$0.07

Weighted average shares used in computing net income per share applicable to common stockholders:
Basic	41,406	41,975	15,569	11,273	11,173

Diluted	43,944	45,086	30,833	27,724	26,872

(1)	Fiscal 2010 includes $1.5 million of stock compensation expense associated with certain stock option grants that vested upon the closing of our IPO.
(2)	Fiscal 2010 includes $1.3 million of stock compensation expense associated with a stock option grant that vested upon the closing of our IPO.

Consolidated Balance Sheets Data: (in thousands)	June 30,
	2012	2011	2010	2009	2008
Cash, cash equivalents and short-term investments	$199,468	$203,310	$112,862	$33,128	$16,850
Working capital	204,977	178,602	134,878	44,899	22,676
Total assets	264,779	260,627	173,720	72,210	36,029
Preferred stock warrant liability	—	—	—	2,511	1,668
Convertible preferred stock	—	—	—	51,368	50,160
Common stock and additional paid-in capital	118,897	115,106	109,729	3,501	2,926
Total stockholders’ equity (deficit)	216,518	188,466	149,037	3,376	(25,765)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our personalized mobile navigation and location based services, or LBS, are created to meet the challenges of on-the-go people, such as deciding where to go, when to leave, how to get there and what to do. Our most recent services have solved these challenges by creating products that (1) uniquely provide easily accessed, relevant, personalized information for discovery, traffic, local search and navigation and (2) are available across the multiple integral tools used when fighting the daily commute, shopping and running errands, exploring town for dining and entertainment, and travelling, including mobile phones, tablets, computers and cars. With millions of users able to access Telenav while on the go today, we believe that we are well positioned to capitalize on growing market opportunities related to connected cars and mobile advertising.

We derive revenue from wireless carriers, automobile manufacturers and original equipment manufacturers, or OEMs, advertising and end users. We primarily derive our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a standalone service or in a bundle with other data or voice services and from automobile manufacturers whose vehicles contain our proprietary software and are able to access our navigation services. We currently provide our LBS to customers in North America, Asia, Europe and South America.

Through our hosted service delivery model, we provide our solutions to end users and customers through the networks of leading wireless carriers in the United States, including AT&T Mobility LLC, or AT&T, Sprint Nextel Corporation, or Sprint, T-Mobile USA, Inc., or T-Mobile, U.S. Cellular Corporation, or U.S. Cellular, and through certain wireless carriers in other countries. We also provide on-board and connected off-board navigation software and services for automobile manufacturers and OEMs. Our flexible and proprietary platform enables us to efficiently reach and retain millions of end users, across all major mobile phone operating systems on a broad range of wireless network protocols as well as through advanced automotive navigation systems. This platform provides data and analytics that enable us to create more personalized experiences for mobile applications, location based advertising and customer lifecycle management.

We generate revenue from service subscriptions, including premium offerings, fixed fee arrangements, software licenses, and local mobile advertising. Our customers include end users, wireless carriers, automobile manufacturers and OEMs, advertisers and agencies, and enterprises. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. We also derive revenue from the delivery of customized software and royalties from the distribution of customized software in automotive navigation applications. For example, Ford Motor Company, or Ford, utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed on 12 different Ford and Lincoln models. Ford and Lincoln models with our on-board automotive navigation product began shipping to South America with the 2012 model year. Our automobile manufacturer and OEM customers pay us a royalty fee upon production of a vehicle with our automotive navigation solutions.

Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal year ended June 30, 2010, 2011 and 2012 as fiscal 2010, fiscal 2011 and fiscal 2012, respectively. Our total revenue grew from $171.2 million in fiscal 2010 to $210.5 million in fiscal 2011 and to $218.5 million in fiscal 2012. Our net income increased from $41.4 million in fiscal 2010 to $42.6 million in fiscal 2011 and decreased to $32.4 million in fiscal 2012.

Key components of our results of operations

Sources of revenue

GPS Navigator is our voice-guided, real time, turn by turn, mobile navigation service. Our technology also powers automotive navigation solutions that provide accurate, easy to use LBS to drivers, including search, POI and traffic services. Our enterprise LBS allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. We have introduced other LBS solutions with new business models and distribution channels in our current LBS market and adjacent markets. These solutions include location based mobile advertising and premium LBS. While we have already introduced certain components or initial versions of several of these LBS solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors, including adoption by wireless carrier customers, automobile manufacturers and OEMs of our LBS; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising and social networking. We believe our cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to cover the costs of these anticipated efforts.

We primarily derive our revenue from our wireless carrier customers for their end users’ subscriptions to our LBS, as well as from activation fees for certain of our services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a standalone basis. In addition, we derive revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. We also offer our applications directly to end users through application stores such as the Apple App Store and Google Play. More recently, we have implemented revenue models based on free versions of our services which can generate fees through advertising supported arrangements, and subscriber upgrades to more premium versions for a fee. In the future, we may have other revenue models.

Our wireless carrier customers are responsible for billing and collecting the fees they charge their subscribers for the right to use our LBS. With respect to Sprint, through June 30, 2013, we will receive a guaranteed fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. We recognize revenue for the aggregate annual fees monthly on a straight-line basis over the term of the agreement. When we are paid on a revenue sharing basis with our wireless carrier customers, the amount we receive varies depending on several factors, including the revenue share rate negotiated with the wireless carrier customer, the price charged to the subscriber by the wireless carrier customer, the specific sales channel of the wireless carrier customer in which the service is offered and the features and capability of the service. As a result of these factors, the amount we receive for a subscriber may vary considerably and is subject to change over time.

In addition, the amount we are paid per end user in our revenue sharing arrangements may also vary depending upon the metric used to determine the amount of the payment, including the number of end users at any time during a month, the average monthly paying end users, the number and timing of end user billing cycles and end user activity. Although our wireless carrier customers generally have sole discretion about how to price our LBS to their subscribers, our revenue sharing arrangements generally include monthly minimum fees per end user. To a much lesser extent, we also sell our services directly to consumers through application stores.

Sprint represented 37%, 42% and 55% of our revenue in fiscal 2012, 2011 and 2010, respectively. We operate under an agreement with Sprint, which we most recently amended in July 2012. Under this amended agreement, we and Sprint have agreed to continue the fixed fee arrangement related to the Sprint bundle through June 30, 2013, and to partner to generate revenue from premium navigation and mobile advertising programs through December 31, 2015. This amendment will result in a significant reduction in our revenue from Sprint beginning July 1, 2012 compared to revenue levels recognized prior to the amendment. Sprint is not obligated to continue to bundle our navigation services after June 30, 2013, and even if Sprint does continue to bundle we may not receive meaningful compensation for such distribution of our services.

AT&T represented 36%, 37% and 34% of our revenue in fiscal 2012, 2011 and 2010, respectively. Our agreement with AT&T expires in March 2013 and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our LBS. We anticipate that we will continue to depend on AT&T and to a lesser extent, Sprint for a material portion of our revenue for the foreseeable future.

Ford represented 12% of our revenue in fiscal 2012 and less than 10% of our revenue in fiscal 2011 and fiscal 2010. We provide both an on-board and an off-board connected navigation solution to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. We recognize revenue from our on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions generally as the software is reproduced and installed in vehicles. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford.

Subscription fees from our wireless carrier customers represented a substantial majority of our revenue for fiscal 2012, 2011 and 2010. Subscription fees from our GPS Navigator service represented 79%, 88% and 94% of our revenue in fiscal 2012, 2011 and 2010, respectively. Subscription fee revenue from our GPS Navigator service declined from fiscal 2011 to fiscal 2012, primarily due to the transition to a fixed fee with Sprint and a decrease in the number of paying subscribers for navigation services provided through AT&T, T-Mobile and Alltel. Revenue from our automotive navigation solutions represented 12%, 6% and 0% of our revenue in fiscal 2012, 2011 and 2010, respectively. Revenue from our enterprise LBS, mobile advertising and premium LBS represented 9%, 7% and 6% of our revenue in fiscal 2012, 2011 and 2010, respectively.

In fiscal 2012, 2011 and 2010, we generated 94%, 96% and 97% of our revenue, respectively, in the United States. In absolute dollars, revenue from our international operations increased in fiscal 2012. We are pursuing expansion opportunities with wireless carriers in other countries and therefore expect international revenue to increase in absolute dollars over the longer term.

Cost of revenue

Our cost of revenue consists primarily of the cost of the third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects and stock-based compensation. The largest component of our cost of revenue is the fees we pay to providers of map and POI data, TomTom and NAVTEQ. We have long term agreements with TomTom and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and on a fixed fee basis. With respect to both TomTom and NAVTEQ, we are required to pay certain minimum fees for access to their content by our mobile navigation customers. For our on-board navigation solutions provided to Ford, we pay royalties on a per unit produced basis.

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

We use map and POI data from TomTom to provide services for Sprint’s bundled offerings. We pay TomTom a percentage of the fees earned from Sprint for basic navigation services and gross advertising and a flat monthly fee per subscriber for premium services. We also pay TomTom certain guaranteed minimum payments for such services. The expiration of the license period for navigation services we provide using data provided by TomTom for Sprint’s bundled offerings is June 30, 2013.

We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as the number of our end users increases, including those through bundled or freemium offerings as well as automotive offerings, and average usage of our services by end users increases. We anticipate that our cost of revenue will also increase over time as we continue to enhance the richness of the content offered by our products and if we increase the percentage of our revenue from automotive navigation solutions, which generally have higher associated third party content costs than our navigation offerings provided through wireless carriers. In addition, our cost of revenue will be impacted by amortization and depreciation expenses associated with planned data center capacity and redundancy increases, as well as increased amortization and recognition of deferred software development costs.

Operating expenses

We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the option holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses increased in absolute dollars in fiscal 2012, fiscal 2011 and fiscal 2010, as we became a public company and built our infrastructure and added employees primarily in fiscal 2011 and fiscal 2010 across all categories to support our growth, developed new services and products, and expanded into international markets. We expect that certain costs will continue to increase over time, including compensation and related costs; however, we are evaluating spending in certain areas and taking actions to create greater efficiencies. To that end, in the June quarter we consolidated our

Beijing and Shanghai offices to reduce certain duplications and create greater operational effectiveness. We anticipate continued investment of resources, including the hiring of additional headcount, in our strategic growth areas.

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

Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, product management and marketing staff, commissions earned by our sales personnel and the cost of marketing programs and advertising. Historically, a majority of our revenue has been derived from wireless carriers, which bear much of the expense of marketing and promoting our services to their subscribers. As a result, the majority of our sales and marketing expenses relate to supporting our wireless carrier customers and attracting new wireless carrier customers to offer our LBS. We expect to increase our investment in sales and marketing activities, in part, to support our initiatives in the auto industry and mobile advertising and to promote our branded services directly to end users.

General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses.

Other income (expense), net. Other income (expense), net consists primarily of interest we earn on our cash and cash equivalents and short-term investments. During fiscal 2010, other income (expense), net also included the expense resulting from the change in fair value of our outstanding Series E preferred stock warrants. We classified these warrants as a liability on our balance sheets and recorded changes in their fair value from period to period in other income (expense), net on our consolidated statements of income. As of December 31, 2009, all remaining outstanding Series E preferred stock warrants had been exercised and the warrant liability was reclassified to preferred stock. The preferred shares converted to common stock upon the closing of our IPO and were reclassified as common stock and additional paid in capital.

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

Revenue recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery of those services has occurred, the fee is fixed or determinable and collectability is reasonably assured. We primarily derive our revenue from subscriptions to access our LBS, which are generally provided through our wireless carrier customers that offer our services to their subscribers or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services or (3) a monthly or annual subscription fee per end user, or (4) based on usage. Our end users who subscribe to our services through application stores pay us a monthly or annual subscription fee.

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

We also derive revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize software customization revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue as the software is reproduced and installed in vehicles, assuming all other conditions for revenue recognition have been met.

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

If we are unable to reasonably estimate recognizable revenue from a wireless carrier customer for a given period, we defer recognition of revenue to the period in which we receive and validate the wireless carrier customer’s revenue report and all of our revenue recognition criteria have been met. If we have recorded an estimated revenue amount, we record any difference between the estimated revenue and actual revenue in the period when we receive the final revenue reports from our wireless carrier customer, which typically occurs within the following month. To date, actual amounts have not differed materially from our estimates.

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

We capitalized $2.4 million, $1.2 million and $2.4 million of software development costs during fiscal 2012, 2011 and 2010, respectively. Amortization expense related to these costs, which was recorded in cost of revenue, totaled $1.8 million, $2.0 million and $939,000 for fiscal 2012, 2011 and 2010, respectively.

We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $2.4 million, $2.1 million and $1.3 million of software development costs during fiscal 2012, 2011 and 2010, respectively. Development costs expensed to cost of revenue totaled $370,000, $1.8 million and $165,000 for fiscal 2012, 2011 and 2010, respectively.

Impairment of long-lived assets. We evaluate long-lived assets held and used for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. We continually evaluate whether events and circumstances have occurred that indicate the balance of our property and equipment, long-term investments and intangible assets with definite lives may not be recoverable. Our evaluation is significantly impacted by our estimates and assumptions of future revenue, costs, and expenses and other factors. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. We base the impairment, if any, on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and record it in the period in which we make the determination. During fiscal 2012, we recorded a loss of $250,000 in connection with an impairment in the carrying value of one of our long-term investments.

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

Our stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Cost of revenue	$91	$97	$18
Research and development	2,509	1,965	2,604
Selling and marketing	1,168	1,003	516
General and administrative	1,354	1,072	1,789

Total stock-based compensation expense	$5,122	$4,137	$4,927

As of June 30, 2012, there was $11.9 million of unrecognized stock-based compensation expense related to unvested stock option awards, net of estimated forfeitures, that we expect to be recognized over a weighted average period of 2.9 years.

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

For fiscal 2012, 2011 and 2010, we calculated the fair value of options granted to employees using the Black-Scholes pricing model with the following weighted average assumptions:

	Fiscal Year Ended June 30,
	2012	2011	2010
Dividend yield	—	—	—
Expected volatility	64%	56%	74%
Expected term (in years)	4.50	4.50	4.85
Risk-free interest rate	0.77%	1.61%	2.36%

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

Our assumptions, judgments and estimates relative to the current provision for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the periodic examination of our income tax returns by the Internal Revenue Service, or IRS, and other domestic and foreign tax authorities. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

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

Results of operations

The following tables set forth our results of operations for fiscal 2012, 2011 and 2010, as well as a percentage that each line item represents of our revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Consolidated Statements of Income Data
Revenue	$218,507	$210,491	$171,162
Cost of revenue	47,341	40,720	29,481

Gross profit	171,166	169,771	141,681

Operating expenses:
Research and development	68,534	56,534	41,556
Sales and marketing	31,718	24,886	17,197
General and administrative	26,084	19,757	14,518

Total operating expenses	126,336	101,177	73,271

Income from operations	44,830	68,594	68,410
Other income (expense), net	1,484	1,173	(407)

Income before provision for income taxes	46,314	69,767	68,003
Provision for income taxes	13,906	27,193	26,593

Net income	$32,408	$42,574	$41,410

	Fiscal Year Ended June 30,
	2012	2011	2010
	(as a percentage of revenue)
Revenue	100%	100%	100%
Cost of revenue	22	19	17

Gross profit	78	81	83

Operating expenses:
Research and development	31	27	24
Sales and marketing	14	12	10
General and administrative	12	9	9

Total operating expenses	57	48	43

Income from operations	21	33	40
Other income (expense), net	—	—	—

Income before provision for income taxes	21	33	40
Provision for income taxes	6	13	16

Net income	15%	20%	24%

	As of June 30,
	2012	2011	2010
	(in millions)
Additional Key Metrics
Paying end users as of period end	26.7	24.9	16.6
Freemium offering end users as of period end	7.1	1.0	—

Total end users as of period end	33.8	25.9	16.6

Comparison of the fiscal years ended June 30, 2012 and 2011

Revenue. Revenue increased 4% from $210.5 million in fiscal 2011 to $218.5 million in fiscal 2012. The increase was due primarily to increased revenue from automotive navigation solutions we provide for Ford vehicles, including the launch of our solutions in additional Ford and Lincoln models; growth in monthly subscription fees from end users of our mobile navigation services provided through U.S. Cellular; growth in revenue from monetization of freemium offerings through wireless carriers and application stores; growth in mobile navigation revenue internationally; and an increase in enterprise LBS revenue. These increases were partially offset by decreases in revenue from Sprint bundle users resulting from our September 2010 Sprint amendment, whereby we transitioned to a fixed fee, and decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and Alltel, which has gradually discontinued offering our services in conjunction with its acquisition by Verizon in early 2009.

Paying end users as of period end represents the number of paying end users, excluding any users that subscribe under daily plans. Generally, we consider a paying end user to be a subscriber for whom we are paid and for which such subscriber’s mobile device has the capability to access our LBS. Paying end users increased from 24.9 million as of June 30, 2011 to 26.7 million as of June 30, 2012, primarily resulting from the continued increase in subscribers to bundled plans across several wireless carriers, which include our LBS navigation application in bundles they offer to their customers. The majority of our end users receive access to our navigation application through bundled offerings, for which we are paid by the carrier that offers such bundles. We also have end users that pay a fee for our navigation offerings through either a monthly or annual subscription to our voice-guided turn by turn navigation service, including users who pay to upgrade to our premium services. In addition to paying end users, as of June 30, 2012 we had in excess of 7 million users of our freemium offerings, which include free voice-guided turn by turn navigation for certain Android platforms and a free visual navigation application for the iPhone. While we do not directly collect revenue from these free basic navigation services, we offer a path to upgrade to premium paid services, and we also leverage these customers to drive mobile advertising revenue.

In September 2010, we amended our agreement with Sprint, which changed the way in which we receive revenue from the majority of the services we provide to Sprint’s subscribers. Rather than receiving a fee per subscriber per month, we agreed to receive a guaranteed annual fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. The annual fee changes from year to year over the contract period and limits the maximum number of subscribers covered under such fee in a given year. Sprint will generally pay us these annual fees in advance. We recognize revenue for the aggregate annual fees monthly on a straight-line basis over the term of the agreement. In July 2012, we further amended and extended our contract with Sprint. Under this amended agreement, we and Sprint have agreed to continue the fixed fee arrangement related to the Sprint bundle through June 30, 2013, and to partner to generate revenue from premium navigation and mobile advertising programs through December 31, 2015. This amendment will result in a significant reduction in revenue related to bundled navigation solutions from Sprint beginning July 1, 2012.

In fiscal 2012 and 2011, revenue from Sprint represented 37% and 42% of our revenue, respectively, and revenue from AT&T represented 36% and 37% of our revenue, respectively. In fiscal 2012, Ford represented 12% of our revenue. No other customer represented more than 10% of our revenue in either period.

Subscription fees from our GPS Navigator service represented 79% and 88% of our revenue in fiscal 2012 and 2011, respectively. Revenue from our automotive navigation solutions represented 12% and 6% of our revenue in fiscal 2012 and 2011, respectively.

We primarily sell our services in the United States. In fiscal 2012 and 2011, revenue derived from U.S. sources represented 94% and 96% of our revenue, respectively.

Cost of revenue. Our cost of revenue increased 16% from $40.7 million in fiscal 2011 to $47.3 million in fiscal 2012. As a percentage of revenue, cost of revenue increased from 19% in fiscal 2011 to 22% in fiscal 2012. Cost of revenue increased in absolute dollars and at a higher rate than the 4% increase in revenue for the comparable period primarily due to a 30% increase in third party content costs and increased customer support and data center costs. Third party content costs increased due to higher associated with the on-board navigation revenue from Ford, which generally has higher associated third party content costs than our LBS offerings provided through wireless carriers. These increases were partially offset by a decrease in deferred development costs expensed, as fiscal 2011 included deferred development costs expensed in connection with revenue from Ford.

Gross profit. Our gross profit increased 1% from $169.8 million in fiscal 2011 to $171.2 million in fiscal 2012. Our gross margin decreased from 81% in fiscal 2011 to 78% in fiscal 2012. The decrease in gross margin was due to the increased proportion of revenue contributed from our on-board navigation solutions provided to Ford, which generally have higher associated content costs and resulting lower gross margins than our LBS services provided through our wireless carrier customers. We expect our gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services especially from other freemium offerings.

Research and development. Our research and development expenses increased 21% from $56.5 million in fiscal 2011 to $68.5 million in fiscal 2012. The increase was primarily due to the costs associated with increased compensation and benefits for our global employee base and increased U.S. headcount to enhance the functionality of our services and develop new offerings. We also incurred increased rent expense associated with our new Sunnyvale facilities. As a percentage of revenue, research and development expenses increased from 27% in fiscal 2011 to 31% in fiscal 2012. The total number of research and development personnel decreased 13%, from 750 at June 30, 2011 to 654 at June 30, 2012. The decrease was primarily due to the consolidation of our Beijing and Shanghai offices in May 2012. However, the number of U.S. research and development personnel increased 8% during the same period and average per employee costs in the United States remain higher than in China. We believe that as we continue to invest in expanding the LBS we offer, establish relationships with new wireless carrier customers and automobile manufacturers and OEMs and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand the services and products we offer.

Sales and marketing. Our sales and marketing expenses increased 27% from $24.9 million in fiscal 2011 to $31.7 million in fiscal 2012. As a percentage of revenue, sales and marketing expenses increased from 12% in fiscal 2011 to 14% in fiscal 2012. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue in fiscal 2012 was primarily due to the costs associated with increased headcount to strengthen and diversify our product offerings, including automotive navigation solutions, premium services and advertising. The total number of sales and marketing personnel increased 16%, from 127 at June 30, 2011 to 147 at June 30, 2012. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars.

General and administrative. Our general and administrative expenses increased 32% from $19.8 million in fiscal 2011 to $26.1 million in fiscal 2012. The increase was primarily due to increased legal costs and costs associated with higher compensation and benefits costs. This was offset by slightly lower average headcount during the year. Legal costs included settlement of certain intellectual property litigation and increased legal fees for litigation and intellectual property protection. The total number of general and administrative personnel decreased 3%, from 75 at June 30, 2011 to 73 at June 30, 2012. As a percentage of revenue, general and administrative expenses were 9% in fiscal 2011 and 12% in fiscal 2012. We expect that our general and administrative expenses will fluctuate in absolute dollars primarily based upon our legal fees incurred in connection with our defense against intellectual property claims.

Other income, net. Our other income, net was $1.2 million in fiscal 2011 and $1.5 million in fiscal 2012. The change was primarily due to increased interest income due to higher cash and cash equivalents and short-term investments balances.

Provision for income taxes. Our provision for income taxes decreased 49% from $27.2 million in fiscal 2011 to $13.9 million in fiscal 2012. Our effective tax rate was 39% in fiscal 2011. Our effective tax rate of 30% in fiscal 2012 is lower than the statutory rate primarily due to the benefit of a favorable tax ruling from the State of California with respect to our apportionment method for our fiscal 2011 California income tax liability and the domestic manufacturing deduction, partially offset by the detriment of nondeductible stock compensation.

The usage of our remaining U.S. federal and state loss carryforwards of approximately $3.0 million and $9.7 million respectively, is substantially limited each fiscal year by Section 382 of the Internal Revenue Code.

We adopted the Financial Accounting Standards Board, or FASB, standard for accounting for uncertainty in income taxes at the beginning of fiscal 2010. As of June 30, 2012, our cumulative unrecognized tax benefit was $4.4 million, of which $393,000 was netted against deferred tax assets. Upon adoption, we recognized no adjustment in the liability for unrecognized income tax benefits.

We file income tax returns in the U.S. federal jurisdiction, California, various states, and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2011 in the U.S., for fiscal 2008 through fiscal 2011 in state jurisdictions, and for fiscal 2007 through 2011 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

We believe it was reasonably possible that, as of June 30, 2012, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $392,000 in the next 12 months. We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $181,000 and $157,000 accrued for the payment of interest and penalties at June 30, 2012 and 2011, respectively.

Comparison of the fiscal years ended June 30, 2011 and 2010

Revenue. Revenue increased 23% from $171.2 million in fiscal 2010 to $210.5 million in fiscal 2011. The increase was due to growth in paying end users from 16.6 million in fiscal 2010 to 24.9 million in fiscal 2011, primarily resulting from the continued adoption of Sprint’s Simply Everything and Any Mobile, Anytime plans which include our LBS, as well as an increase in end users of AT&T Navigator and growth through new carrier relationships, including T-Mobile and U.S. Cellular. We also experienced significant revenue growth from our automotive navigation partnership with Ford during fiscal 2011, with the launch of Ford MyTouch on certain models in North America.

In fiscal 2011 and 2010, revenue from Sprint represented 42% and 55% of our revenue, respectively, and revenue from AT&T represented 37% and 34% of our revenue, respectively. No other customer represented more than 10% of our revenue in either period.

Subscription fees from our GPS Navigator service represented 88% and 94% of our revenue in fiscal 2011 and 2010, respectively.

We primarily sell our services in the United States. In fiscal 2011 and 2010, revenue derived from U.S. sources represented 96% and 97% of our revenue, respectively.

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

Gross profit. Our gross profit increased 20% from $141.7 million in fiscal 2010 to $169.8 million in fiscal 2011 primarily due to an increase in the number of our end users. Our gross margin decreased from 83% in fiscal 2010 to 81% in fiscal 2011. The decrease in gross margin was due to the increased proportion of revenue contributed from our on-board navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our LBS services provided through our wireless carrier customers.

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

Liquidity and capital resources

The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$29,307	$106,680	$44,450
Net cash used in investing activities	(36,713)	(187,698)	(9,815)
Net cash provided by (used in) financing activities	(9,640)	(7,735)	45,104
Effect of exchange rate changes on cash and cash equivalents	(87)	(56)	(5)

Net increase (decrease) in cash and cash equivalents	$(17,133)	$(88,809)	$79,734

At June 30, 2012, we had cash and cash equivalents and short-term investments of $199.5 million, which primarily consisted of money market mutual funds, municipal securities, corporate bonds and commercial paper held by well-capitalized financial institutions. From inception until fiscal 2010, we financed our operations primarily through private sales of equity. On May 18, 2010, we completed our IPO of 6,550,000 shares of common stock. We raised net proceeds from the offering of $44.6 million after deducting the underwriter’s discount and offering expenses payable by us, based on an IPO price of $8.00 per share, including 1,050,000 shares of common stock purchased by the underwriters in connection with the exercise of their over-allotment option.

Our accounts receivable are heavily concentrated in a small number of customers. As of June 30, 2012, our accounts receivable balance was $25.3 million, of which AT&T and Ford represented 48% and 18%, respectively. Our accounts receivable balance due from Sprint represented less than 10% of total accounts receivable as of June 30, 2012 and will fluctuate based upon the timing of invoicing and payment under Sprint’s fixed fee arrangement.

Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we may experience lower than expected cash generated from operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, three of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our wireless carrier customers were to elect not to market and distribute our LBS to end users; or our wireless carrier customers were to elect to lower the prices charged to their subscribers for our service;. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.

Net cash provided by operating activities. Net cash provided by operating activities was $29.3 million, $106.7 million and $44.5 million in fiscal 2012, 2011 and 2010, respectively. Cash provided by operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount and royalty payments for portions of the content provided in our services. In fiscal 2012, cash provided by operating activities was generated principally by net income of $32.4 million, non-cash charges for depreciation and amortization of $8.2 million and stock-based compensation of $5.1 million, partially offset by a $20.4 million change in our operating assets and liabilities. In fiscal 2011, cash provided by operating activities was provided principally by net income of $42.6 million, non-cash charges for depreciation and amortization of $7.7 million and stock-based compensation of $4.1 million and $50.6 million from changes in our operating assets and liabilities. In fiscal 2010, cash provided by operating activities was provided principally by net income of $41.4 million, non-cash charges for depreciation and amortization of $5.1 million, stock-based compensation of $4.9 million offset by $7.0 million from changes in our operating assets and liabilities.

Net cash used in investing activities. We used net cash in investing activities of $36.7 million, $187.7 million and $9.8 million during fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, the cash was used primarily for purchases of property and equipment of $13.5 million ($7.3 million of which was related to tenant improvements in our new headquarters building), internal software development costs of $2.4 million and net purchases of $18.0 million of short-term investments. In fiscal 2011, the cash was used primarily for purchases of property and equipment of $4.9 million, internal software development costs of $1.2 million and net purchases of $181.6 million of short-term investments. In fiscal 2010, the cash was used primarily for purchases of property and equipment of $7.4 million and internal software development costs of $2.4 million We expect to increase our capital expenditures in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base.

Net cash provided by (used in) financing activities. During fiscal 2012, 2011 and 2010, we generated (used) cash in our financing activities of $(9.6 million), $(7.7 million) and $45.1 million, respectively. In fiscal 2012 and 2011, proceeds from the exercise of options for our common stock were offset by repurchases of our outstanding stock under our stock repurchase program. Cash generated in fiscal 2010 included net proceeds of $44.6 million as a result of the completion of our IPO in May 2010.

Contractual obligations, commitments and contingencies

We generally do not enter into long term minimum purchase commitments. However, we have agreed to pay minimum annual license fees to certain of our third party content providers. Our principal commitments, in addition to those related to our third party content providers, consist of obligations under facility leases for office space in Sunnyvale, California; Northlake, Washington; Reston, Virginia; Southfield, Michigan; Boston, Massachusetts; Shanghai, China; Xi’an, China; São Paulo, Brazil; and Chelmsford, England

The following table summarizes our outstanding noncancelable contractual obligations as of June 30, 2012:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$31,693	$3,737	$9,555	$8,043	$10,358
Purchase obligations(2)	13,917	11,454	2,463	—	—

Total contractual obligations	$45,610	$15,191	$12,018	$8,043	$10,358

(1)	Consists of contractual obligations for office space under noncancelable operating leases.
(2)	Consists of minimum noncancelable financial commitments primarily related to fees owed to certain third party content providers, regardless of usage level.

At June 30, 2012, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $4.5 million. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authority will occur.

Warranties and indemnifications

Our agreements with our wireless carrier customers that offer our LBS generally include certain provisions for indemnifying them against liabilities if our LBS infringe a third party’s intellectual property rights or for other specified reasons. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our wireless carrier customers with respect to litigation in which our wireless carrier customers have been named as defendants. See the section entitled “Legal Proceedings.” As it relates to past indemnification requests or notices, in certain situations we have agreed to defend or indemnify our wireless carriers for the indemnity demands. For those notices where we have not agreed to provide indemnity or defense to date, or future demands for indemnity, we may in the future agree to defend and indemnify our wireless carriers or other customers, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our LBS infringe the asserted intellectual property rights. Alternatively, we may reject certain of our wireless carrier or other customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our wireless carrier or other customers, negatively impact our relationships with them or result in litigation against us. Our wireless carrier or other customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If, as a result of indemnity demands, we make substantial payments, our relationships with our wireless carrier or other customers are negatively impacted, or any of our wireless carrier or customer agreements is terminated, our business, operating results and financial condition could be materially harmed. As of June 30, 2012, any costs in connection with such indemnity demands which are probable and estimable have been recorded in our consolidated financial statements.

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2012.

Off-balance sheet arrangements

During fiscal 2012, 2011 and 2010, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent accounting pronouncements

In June 2011, the FASB issued amended guidance to require an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the current option to present the components of other comprehensive income as part of the statement of equity. The amendment becomes effective retrospectively for our interim period ending September 30, 2012. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

In July 2012, the FASB issued amended guidance to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. The amendment becomes effective for annual and interim impairment tests performed for fiscal years beginning September 15, 2012 and earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in fiscal 2012 and 2011 would not have had a material impact on our interest income or the fair value of our marketable securities.

Foreign currency risk. Substantially all of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, most of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. An immediate 10% adverse change in exchange rates on foreign denominated receivables as of June 30, 2012 and June 30, 2011 would not have resulted in a material loss.

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

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed our internal control over financial reporting as of June 30, 2012. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2012. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of TeleNav, Inc.

We have audited TeleNav, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TeleNav, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, TeleNav, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TeleNav, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of income, convertible preferred stock and stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012 of TeleNav, Inc., and our report dated September 7, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

September 7, 2012

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.

The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2012 fiscal year end) under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2012 fiscal year end) under the headings “Corporate Governance,” “Executive Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2012 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2012 fiscal year end) under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2012 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2012 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements

We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements of TeleNav, Inc. on page F-1 as a part of this Form 10-K.

2. Financial Statement Schedule

Schedule II—Valuation and Qualifying Accounts is set forth on page F-33 of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and the Notes thereto.

3. Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/10

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/09

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/10

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/09

10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/09

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/09

10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/09

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder to be in effect upon the closing of this offering.	S-1	10.4	10/30/09

10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/09

10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/09

10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/09

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/09

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/09

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/09

10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/09

10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/09

10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/09

10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/09

10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/09

10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/10

10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/10

10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/10

10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/10

10.13.5+	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	Filed herewith

10.13.6+	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012.	Filed herewith

10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/10

10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/09

10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/09

10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/09

10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/09

10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/09

10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/10

10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/11

10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/09

10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/10

10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/10

10.15.3+	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	Filed herewith

10.15.4+	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	Filed herewith

10.15.5+	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	Filed herewith

10.15.6+	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	Filed herewith

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/10

10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/10

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/10

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/10

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/09

10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/10

10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/10

10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/10

10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/10

10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/10

10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/10

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/10

10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/12

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/12

10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/12

10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/12

10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/12

10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/12

10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/10

10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/10

10.19+	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	10-K	10.19	9/9/11

10.20#	Employment Offer Letter dated August 10, 2011 from TeleNav, Inc. to Marc Aronson.	10-Q	10.20	11/7/11

10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/11

10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/12

10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/12

10.24	Consulting Agreement effective June 16, 2012 between TeleNav, Inc. and Douglas Miller.	Filed herewith

10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	Filed herewith

10.26+	SYNC Generation 2 On-Board Navigation Agreement, dated October 12, 2009, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.26.1+	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.2+	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.3+	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.4+	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.5+	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.6+	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.7+	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.8+	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.9+	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson	Filed herewith

21.1	Subsidiaries of the registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated: September 7, 2012	By:	/s/ Dr. HP JIN
Dr. HP Jin Chairman of the Board of Directors, President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. HP Jin and Michael Strambi, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Dr. HP JIN Dr. HP Jin	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 7, 2012

/S/ MICHAEL STRAMBI Michael Strambi	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 7, 2012

/S/ SHAWN CAROLAN Shawn Carolan	Director	September 7, 2012

/S/ SAMUEL CHEN Samuel Chen	Director	September 7, 2012

/S/ HON JANE (JASON) CHIU Hon Jane (Jason) Chiu	Director	September 7, 2012

/s/ KEN XIE Ken Xie	Director	September 7, 2012

/s/ JOSEPH M. ZAELIT Joseph M. Zaelit	Director	September 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of TeleNav, Inc.:

We have audited the accompanying consolidated balance sheets of TeleNav, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of income, convertible preferred stock and stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in Part IV, Item 15.(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeleNav, Inc. at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TeleNav, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 7, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

September 7, 2012

TELENAV, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$6,920	$24,053
Short-term investments	192,548	179,257
Accounts receivable; net of allowances of $314 and $356 at June 30, 2012 and 2011, respectively	25,316	30,711
Deferred income taxes, current	1,403	2,951
Prepaid expenses and other current assets	14,319	10,204

Total current assets	240,506	247,176
Property and equipment, net	15,442	9,079
Deferred income taxes	2,872	1,589
Deposits and other assets	5,959	3,333

Total assets	$264,779	$261,177

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,059	$3,176
Accrued compensation	9,116	7,847
Accrued royalties	4,397	4,704
Other accrued expenses	8,385	4,308
Deferred revenue	9,222	48,490
Income taxes payable	1,350	49

Total current liabilities	35,529	68,574
Deferred rent, non-current	8,410	8
Other liabilities	4,322	4,129
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 44,001 shares issued and 41,353 shares outstanding at June 30, 2012; 42,984 shares issued and 41,823 shares outstanding at June 30, 2011	42	42
Additional paid-in capital	118,855	115,064
Accumulated other comprehensive income	370	537
Retained earnings	97,251	72,823

Total stockholders’ equity	216,518	188,466

Total liabilities and stockholders’ equity	$264,779	$261,177

See Notes to Consolidated Financial Statements.

TELENAV, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Fiscal Year Ended June 30,
	2012	2011	2010
Revenue	$218,507	$210,491	$171,162
Cost of revenue	47,341	40,720	29,481

Gross profit	171,166	169,771	141,681

Operating expenses:
Research and development	68,534	56,534	41,556
Sales and marketing	31,718	24,886	17,197
General and administrative	26,084	19,757	14,518

Total operating expenses	126,336	101,177	73,271

Income from operations	44,830	68,594	68,410
Interest income	1,573	965	114
Other income (expense), net	(89)	208	(521)

Income before provision for income taxes	46,314	69,767	68,003
Provision for income taxes	13,906	27,193	26,593

Net income	$32,408	$42,574	$41,410

Net income applicable to common stockholders (see Note 2)	$32,408	$42,574	$25,560

Net income per share applicable to common stockholders:
Basic	$0.78	$1.01	$1.64

Diluted	$0.74	$0.94	$0.83

Weighted average shares used in computing net income applicable to common stockholders:
Basic	41,406	41,975	15,569

Diluted	43,944	45,086	30,833

See Notes to Consolidated Financial Statements.

TELENAV, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ EQUITY

(in thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2009	23,084	$51,368	11,320	$11	$3,490	$404	$(529)	$3,376
Issuance of Series E convertible preferred stock upon exercise of warrants and reclassification of warrant liability	261	3,719	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	—	—	478	—	457	—	—	457
Repurchase of common stock	—	—	(201)	—	(210)	—	(1,018)	(1,228)
Accretion of Series E preferred stock dividend	—	954	—	—	—	—	(954)	(954)
Conversion of convertible preferred stock to common stock	(23,345)	(50,952)	23,345	23	50,929	—	—	50,952
Issuance of common stock in the form of a stock dividend to Series E preferred stockholders	—	(5,089)	636	1	5,088	—	—	5,089
Issuance of common stock upon exercise of warrants	—	—	12	—	—	—	—	—
Issuance of common stock in initial public offering	—	—	6,550	7	44,631	—	—	44,638
Stock-based compensation expense	—	—	—	—	4,927	—	—	4,927
Excess tax benefit from employee stock option plans	—	—	—	—	375	—	—	375
Comprehensive income:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	(5)	—	(5)
Net income	—	—	—	—	—	—	41,410	41,410

Comprehensive income	—	—	—	—	—	—	—	41,405

Balance at June 30, 2010	—	—	42,140	42	109,687	399	38,909	149,037
Issuance of common stock upon exercise of stock options	—	—	844	1	2,622	—	—	2,623
Repurchases of common stock	—	—	(1,161)	(1)	(3,363)	—	(8,660)	(12,024)
Stock-based compensation expense	—	—	—	—	4,137	—	—	4,137
Excess tax benefit from employee stock option plans	—	—	—	—	1,981	—	—	1,981
Comprehensive income:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	(55)	—	(55)
Unrealized net gain on available-for-sale securities, net of taxes	—	—	—	—	—	193	—	193
Net income	—	—	—	—	—	—	42,574	42,574

Comprehensive income	—	—	—	—	—	—	—	42,712

Balance at June 30, 2011	—	$—	41,823	$42	$115,064	$537	$72,823	$188,466
Issuance of common stock upon exercise of stock options	—	—	1,017	1	2,107	—	—	2,108
Repurchases of common stock	—	—	(1,487)	(1)	(4,564)	—	(7,980)	(12,545)
Stock-based compensation expense	—	—	—	—	5,122	—	—	5,122
Excess tax benefit from employee stock option plans	—	—	—	—	1,126	—	—	1,126
Comprehensive income:
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	(87)	—	(87)
Unrealized net loss on available-for-sale securities, net of taxes	—	—	—	—	—	(80)	—	(80)
Net income	—	—	—	—	—	—	32,408	32,408

Comprehensive income	—	—	—	—	—	—	—	32,241

Balance at June 30, 2012	—	$—	41,353	$42	$118,855	$370	$97,251	$216,518

See Notes to Consolidated Financial Statements.

TELENAV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except per share data)

	Fiscal Year Ended June 30,
	2012	2011	2010
Operating activities
Net income	$32,408	$42,574	$41,410
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,171	7,709	5,098
Accretion of premium on short-term investments	4,598	2,630	—
Stock-based compensation expense	5,122	4,137	4,927
Write-off of long-term investments	250	—	—
Write-off of capitalized software	—	714	—
Revaluation of preferred stock warrants	—	—	346
Excess tax benefit from employee stock option plans	(797)	(1,666)	(375)
Changes in operating assets and liabilities:
Accounts receivable	5,384	6,602	(13,384)
Deferred income taxes	1,024	581	(2,645)
Prepaid expenses and other current assets	(4,101)	(7,184)	17
Other assets	(391)	964	(1,243)
Accounts payable	266	406	587
Accrued compensation	1,269	2,264	1,799
Accrued royalties	(307)	1,716	(347)
Accrued expenses and other liabilities	3,869	2,537	3,412
Income taxes payable	2,427	875	1,402
Deferred rent	9,674	(222)	—
Deferred revenue	(39,559)	42,043	3,446

Net cash provided by operating activities	29,307	106,680	44,450

Investing activities
Purchases of property and equipment	(13,470)	(4,898)	(7,375)
Additions to capitalized software	(2,406)	(1,234)	(2,440)
Purchases of short-term investments	(170,592)	(241,269)	—
Purchases of long-term investments	(1,100)	—	—
Proceeds from sales and maturities of short-term investments	152,623	59,703	—
Acquisitions, net of cash acquired	(1,768)	—	—

Net cash used in investing activities	(36,713)	(187,698)	(9,815)

Financing activities
Proceeds from exercise of stock options	2,108	2,623	457
Proceeds from initial public offering, net of costs	—	—	44,638
Proceeds from exercise of Series E preferred stock warrants	—	—	862
Repurchases of common stock	(12,545)	(12,024)	(1,228)
Excess tax benefit from employee stock option plans	797	1,666	375

Net cash provided by (used in) financing activities	(9,640)	(7,735)	45,104

Effect of exchange rate changes on cash and cash equivalents	(87)	(56)	(5)
Net increase (decrease) in cash and cash equivalents	(17,133)	(88,809)	79,734
Cash and cash equivalents, at beginning of period	24,053	112,862	33,128

Cash and cash equivalents, at end of period	$6,920	$24,053	$112,862

Supplemental disclosure of cash flow information
Income taxes paid, net	$11,288	$27,006	$23,737

Non-cash financing activities
Issuance of common stock in the form of a stock dividend to Series E preferred stockholders	$—	$—	$5,089

See Notes to Consolidated Financial Statements.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and significant accounting policies

Description of business

TeleNav, Inc., also referred to in this report as “we,” “our” or “us,” and our predecessor company were incorporated in October 2009 and September 1999, respectively, in the State of Delaware. We are a leading provider of personalized navigation and location based services, or LBS, that help on-the-go people make daily decisions about “where to go, how to get there, what to do, and even when to go”—and we make it possible across mobile devices, mobile applications, wireless carriers, automobiles, and enterprises, both domestically and abroad. We operate in a single segment. We refer to the fiscal years ended June 30, 2012, 2011 and 2010 as fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of legal ownership, there exists a parent-subsidiary relationship between TeleNav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through the aforementioned agreements, we demonstrate our ability and intention to continue to exercise the ability to absorb all of the expected losses and profits of Jitu.

The results of Jitu did not have a material impact on our overall operating results for fiscal 2012 and 2011.

Use of estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us are used for revenue recognition and deferred revenue, the fair value of preferred stock warrants, the recoverability of accounts receivable, stock-based compensation, legal

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contingencies, income taxes and deferred income tax assets and associated valuation allowances. Actual results could differ from those estimates.

Revenue recognition

We generate revenue primarily from service subscriptions, including premium offerings, fixed fee arrangements and software licenses.

We recognize revenue when persuasive evidence of an arrangement exists, delivery of those services has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We derive our revenue primarily from subscriptions to access our LBS, which are generally provided through wireless carrier customers that offer our services to their subscribers, and through application stores. Revenue is primarily comprised of subscription fees for the use of our LBS, as well as activation fees related to certain services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, or (3) a monthly or annual subscription fee per end user, or (4) based on usage. Our end users who subscribe to our services through application stores pay us a monthly or annual subscription fee.

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

We recognize as revenue the amount our wireless carrier customers report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier customers. We are not the principal provider when selling access to our LBS through our wireless carrier customers as the subscribers directly contract with our wireless carrier customers. In addition, we may earn a fixed fee or fixed percentage of fees charged by our wireless carrier customers and our wireless carrier customers have the sole ability to set the price charged to their subscribers for our service. Our wireless carrier customers have direct responsibility for billing and collecting those fees from their subscribers and we and our wireless carrier customers may offer subscribers a 30-day free trial for our service. For end users who purchase our LBS through application stores we utilize the application store billing process. We provide tiered pricing to certain of our wireless carrier customers based on the number of paying end users in a given month, which may result in a discounted fee per end user depending on the number of end users. Revenue recognized is based on the discounted fees earned for a given period.

We also derive revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize software customization revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue as the software is reproduced and installed in vehicles, assuming all other conditions for revenue recognition have been met. In certain instances, due to the nature and timing of monthly revenue and subscriber reporting from our wireless carrier customers, we may be required to

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

make estimates of the amount of LBS revenue to recognize from a wireless carrier customer for the current period. Estimates for revenue include our consideration of certain factors and information, including subscriber data, historical subscription and revenue reporting trends, end user subscription data from our internal systems, and data from comparable distribution channels of our other wireless carrier customers.

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

Foreign currency translation

The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our net income for each year. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates during the year. Equity transactions are translated using historical exchange rates. Foreign currency transaction gain (loss) was $51,000, $(205,000) and $(81,000) for fiscal 2012, 2011 and 2010, respectively.

Cash equivalents and short-term investments

Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in fiscal 2012, 2011 and 2010.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of risk and significant customers

Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. We maintain our cash, cash equivalents and short-term investments with well-capitalized financial institutions. Cash equivalents consist primarily of money-market accounts. Our primary customers are wireless carriers, automobile manufacturers and original equipment manufacturers, or OEMs, and we do not require collateral for accounts receivable. To manage the credit risk associated with accounts receivable, we evaluate the creditworthiness of our customers. We evaluate our accounts receivable on an ongoing basis to determine those amounts not collectible. To date, we are not aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us.

Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 37%, 42% and 55% of revenue for fiscal 2012, 2011 and 2010, respectively. Revenue related to services provided through AT&T Mobility LLC., or AT&T, comprised 36%, 37% and 34% of revenue for fiscal 2012, 2011 and 2010, respectively. Receivables due from AT&T were 48% and 50% of total accounts receivable at June 30, 2012 and 2011, respectively. Revenue related to services provided through Ford Motor Company, or Ford, comprised 12% of revenue for fiscal 2012. Receivables due from Ford were 18% and 17% of total accounts receivable at June 30, 2012 and 2011, respectively. No other customer represented 10% of our revenue or 10% of our receivables for any period presented.

Our map and points of interest data have been provided principally through TomTom North America, Inc., or TomTom, and Navigation Technologies Corporation, a Nokia Corporation company, or NAVTEQ, in fiscal 2012, 2011 and 2010. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.

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

As of June 30, 2012 and 2011, we did not have any Level 3 financial instruments.

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

Long-term investments

Our long-term investments consist of non-marketable equity investments, and are included in deposits and other assets in our consolidated balance sheets.

We account for non-marketable equity investments for which we do not have control or the ability to exercise significant influence over the investee under the cost method. We record realized gains or losses on the sale of cost method investments in other income (expense), net. In fiscal 2012, we recorded an impairment of $250,000 on a non-marketable equity investment. We did not record any impairment to our long-term investments in fiscal 2011 or 2010.

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

Leases

We lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis; however, we recognize rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier. As of June 30, 2012, we had a total of $9.3 million in deferred rent related to tenant improvement lease incentives and graduated rent payments recorded as liabilities on our balance sheet.

Comprehensive income

Comprehensive income consists of net income and other comprehensive income (loss), which includes cumulative foreign currency translation gains or losses, and unrealized gains and losses on available-for-sale securities. Foreign currency translation gains (losses) totaled $(87,000), $(55,000) and $(5,000) for fiscal 2012, 2011 and 2010, respectively. Net unrealized gains (losses) on available-for-sale securities totaled $(80,000), $193,000 and zero for fiscal 2012, 2011 and 2010, respectively.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Research and software development costs

We expense research and development costs as incurred. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life which generally ranges from 18 to 24 months, depending on the type of application. We capitalized $2.4 million, $1.2 million and $2.4 million of software development costs during fiscal 2012, 2011 and 2010, respectively. Amortization expense related to these costs, which has been recorded in cost of revenue, totaled $1.8 million, $2.0 million and $939,000 for fiscal 2012, 2011 and 2010, respectively. In addition, we wrote off $714,000 of capitalized software development costs in fiscal 2011 due to impairment. As of June 30, 2012 and 2011, unamortized capitalized software development costs, which were included in deposits and other assets, were $2.4 million and $1.8 million, respectively.

We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $2.4 million, $2.1 million and $1.3 million of software development costs during fiscal 2012, 2011 and 2010, respectively. Development costs expensed to cost of revenue totaled $370,000, $1.8 million and $165,000 for fiscal 2012, 2011 and 2010, respectively. As of June 30, 2012 and 2011 deferred capitalized software development costs, which were included primarily in prepaid expenses and other current assets, were $4.3 million and $2.2 million, respectively.

Advertising expense

Advertising costs are expensed as incurred. Advertising expense was $927,000, $526,000 and $182,000 for fiscal 2012, 2011 and 2010, respectively.

Recent accounting pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance to require an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2012, the FASB issued amended guidance to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. The amendment becomes effective for annual and interim impairment tests performed for fiscal years beginning September 15, 2012 and earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

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

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the calculation of basic and diluted net income per share applicable to common stockholders (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2012	2011	2010
Net income applicable to common stockholders:
Net income	$32,408	$42,574	$41,410
Series E preferred cumulative dividends	—	—	(954)
Undistributed earnings allocated to Series E preferred stockholders	—	—	(14,896)

Net income applicable to common stockholders	$32,408	$42,574	$25,560

Shares used in computing net income per share applicable to common stockholders:
Basic:
Weighted average common shares used in computing basic net income per share	41,406	41,975	15,569

Diluted:
Weighted average common shares used in computing basic net income per share	41,406	41,975	15,569
Add weighted average effect of dilutive securities:
Stock options	2,538	3,111	3,115
Common stock warrants	—	—	10
Conversion of convertible preferred stock	—	—	12,139

Weighted average common shares used in computing diluted net income per share	43,944	45,086	30,833

Net income per share applicable to common stockholders:
Basic	$0.78	$1.01	$1.64

Diluted	$0.74	$0.94	$0.83

The following outstanding shares subject to options were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Options to purchase common stock	1,271	1,200	574

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Cash and cash equivalents and short-term investments

Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,430	$—	$—	$1,430

Cash equivalents:
Money market mutual funds	4,490	—	—	4,490
Commercial paper	1,000	—	—	1,000

Total cash equivalents	5,490	—	—	5,490

Total cash and cash equivalents	6,920	—	—	6,920

Short-term investments:
Asset-backed security	1,001	—	(1)	1,000
Certificates of deposit	2,750	—	—	2,750
Municipal securities	160,114	208	(81)	160,241
Commercial paper	3,463	2	—	3,465
Corporate bonds	25,045	57	(10)	25,092

Total short-term investments	192,373	267	(92)	192,548

Cash and cash equivalents and short-term investments	$199,293	$267	$(92)	$199,468

Cash and cash equivalents and short-term investments consisted of the following as of June 30, 2011 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,900	$—	$—	$18,900

Cash equivalents:
Money market mutual funds	5,153	—	—	5,153

Total cash equivalents	5,153	—	—	5,153

Total cash and cash equivalents	24,053	—	—	24,053

Short-term investments:
Asset-backed security	1,032	—	(3)	1,029
Certificates of deposit	2,750	1	—	2,751
Municipal securities	140,705	244	—	140,949
Commercial paper	11,092	3	—	11,095
Corporate bonds	23,357	76	—	23,433

Total short-term investments	178,936	324	(3)	179,257

Cash and cash equivalents and short-term investments	$202,989	$324	$(3)	$203,310

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$85,249	$85,391
Due within two years	91,122	91,173
Due after two years	16,002	15,984

Total	$192,373	$192,548

As of June 30, 2012 and 2011, we did not consider any of our investments to be other-than-temporarily impaired.

4. Fair value of financial instruments

All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at June 30, 2012 and 2011 (in thousands):

	Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$4,490	$4,490	$—	$—
Commercial paper	1,000	—	1,000	—

Total cash equivalents	5,490	4,490	1,000	—

Short-term investments:
Asset-backed security	1,000	—	1,000	—
Certificates of deposit	2,750	—	2,750	—
Municipal securities	160,241	—	160,241	—
Commercial paper	3,465	—	3,465	—
Corporate bonds	25,092	—	25,092	—

Total short-term investments	192,548	—	192,548	—

Cash equivalents and short-term investments	$198,038	$4,490	$193,548	$—

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fair Value Measurements at June 30, 2011 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$5,153	$5,153	$—	$—

Total cash equivalents	5,153	5,153	—	—

Short-term investments:
Asset-backed security	1,029	—	1,029	—
Certificates of deposit	2,751	—	2,751	—
Municipal securities	140,949	—	140,949	—
Commercial paper	11,095	—	11,095	—
Corporate bonds	23,433	—	23,433	—

Total short-term investments	179,257	—	179,257	—

Cash equivalents and short-term investments	$184,410	$5,153	$179,257	$—

Accretion of premium on short-term investments totaled $4.6 million and $2.6 million in fiscal 2012 and 2011, respectively.

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

We did not have any financial liabilities to value as of June 30, 2012 or 2011.

5. Property and equipment

Property and equipment consist of the following (in thousands):

	June 30,
	2012	2011
Computers and equipment	$19,454	$16,988
Computer software	3,343	3,040
Furniture and fixtures	2,393	713
Automobiles	433	297
Leasehold improvements	8,125	2,339

	33,748	23,377
Less accumulated depreciation and amortization	(18,306)	(14,298)

Property and equipment, net	$15,442	$9,079

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense was $6.7 million, $5.7 million and $4.1 million for fiscal 2012, 2011 and 2010, respectively.

6. Commitments and contingencies

Our primary facilities are located in Sunnyvale, California, and Shanghai and Xi’an, China and other smaller facilities in various locations in the United States and foreign locations and are leased under noncancelable operating lease arrangements. Future minimum operating lease payments by fiscal year as of June 30, 2012 were as follows (in thousands):

2013	$3,737
2014	5,290
2015	4,265
2016	3,962
2017 and thereafter	14,439

Total minimum lease payments	$31,693

Rent expense was $5.4 million, $2.4 million and $2.4 million for fiscal 2012, 2011 and 2010, respectively.

Purchase obligations

As of June 30, 2012, we had an aggregate of $13.9 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next two fiscal years. The aggregate of $13.9 million of future minimum commitments were comprised of $11.5 million due in fiscal 2013 and $2.4 million due in fiscal 2014. The above commitment amounts exclude amounts already recorded on the Consolidated Balance Sheet.

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

On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office. On April 29, 2010, we filed a

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the U.S. Patent and Trademark Office issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the Court allowed. On September 13, 2010, the U.S. Patent and Trademark Office rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, we responded to the office action and WRE-Hol’s response. On April 4, 2011, the U.S. Patent and Trademark Office rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, we responded to WRE-Hol’s filing. On November 15, 2011, the U.S. Patent and Trademark Office issued an Action Closing Prosecution, rejecting 44 and confirming seven out of 51 claims subject to reexamination. On November 21, 2011, WRE-Hol filed a Motion to Lift Stay and Enter Amended Scheduling Order. On December 27, 2011, the Court denied WRE-Hol’s Motion. On February 27, 2012, TeleNav filed a Notice of Appeal with the U.S. Patent and Trademark Office, appealing the Examiner’s findings regarding the confirmed claims of the patent-in-suit. On March 15, 2012, TeleNav filed with the U.S. Patent and Trademark Office a reexamination request for all surviving claims of the asserted patent. On May 14, 2012 the PTO granted the request and ordered an ex parte reexamination of 6 of the 7 allowed claims. On May 25, 2012, TeleNav filed a request for reconsideration as to the seventh claim. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007). The plaintiff alleges that certain of our services, including our GPS Navigator and Telenav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The Court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The Court held a claim construction hearing on October 28, 2011. On December 12, 2011, the Court issued its claim construction ruling. On January 11, 2012, the parties filed a Stipulation and Proposed Order to Vacate Case Schedule to Focus on Early Dispositive Motions. The Order, which was entered by the Court on January 12, 2012, permits the TCS and TeleNav Defendants to file early case-dispositive Motions for Summary Judgment of Noninfringement and postpones the current case schedule pending the resolution of those motions. The hearing on these Summary Judgment motions was held on May 18, 2012. The Court has not yet issued its rulings on the Motions for Summary Judgment. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information amended complaint asserting that the patents-in-suit are not infringed and are invalid. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 31, 2011, we filed an answer to the second amended complaint asserting that the patent-in-suit is not infringed and is invalid. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On February 22, 2012 the case was reassigned to Judge Michael H. Schneider. On March 27, 2012, Defendants filed with the Court a Motion to Stay Pending Ex Parte Reexamination. On May 30, 2012, the Court granted Defendants’ Motion to Stay and stayed the case until at least November 2012. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On September 2, 2010, a purported stockholder class action was filed by David Smith in the United States District Court for the Northern District of California (Case No. 3:10-CV-03942-SC) against us, certain of our officers and directors, and certain of our underwriters for our May 13, 2010 IPO, alleging violations of Sections 11 and 15 of the Securities Act. On March 21, 2011, plaintiff filed an amended complaint purporting to be brought on behalf of all persons who acquired shares of our common stock pursuant to our IPO and alleging that we, certain of our officers and directors, and certain of our underwriters for the IPO violated the Securities Act by issuing the Registration Statement and Prospectus, which the plaintiff alleges contained material misstatements and omissions in violation of Sections 11, 12(a)(2) and 15 of the Securities Act. The amended complaint sought class certification, compensatory damages, attorneys’ fees and costs, rescission or a rescissory measure of damages, equitable and/or injunctive relief, and such other relief as the court may deem proper. We filed a motion to dismiss plaintiff’s amended complaint on May 4, 2011. On June 2, 2011, following a successful mediation between the parties, the Court entered a stipulation and order regarding settlement and staying all proceedings. On November 15, 2011, the Court entered an Order Preliminarily Approving Settlement and Providing for Notice. On February 24, 2012, the Court held a Settlement Hearing and at the hearing requested that plaintiff provide additional information regarding the claim forms submitted by class members. On March 19, 2012, the Court requested that plaintiff submit supplemental briefing on the same topic. On May 16,

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2012, the Court issued its final approval of the proposed settlement and dismissed the case with prejudice. The settlement included a payment of $3.8 million to resolve all claims as to all defendants to the litigation. The entire settlement amount has been paid by our insurance carrier. We do not anticipate any liability as a result of this matter.

On September 9, 2011, Parallel Iron, LLC, or Parallel Iron, filed a complaint against us and 14 other defendants in the United States District Court for the District of Delaware (Case No. 11-cv-799), alleging infringement of U.S. Patent No. 7,415,565, and seeking a permanent injunction, damages and attorneys’ fees should judgment be found in its favor. On November 4, 2011, we answered the complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. The case was reassigned to Judge Richard Andrews and was scheduled for a claim construction hearing on March 14, 2013 and for trial on June 9, 2014. On June 5, 2012, the Court dismissed TeleNav and all other defendants with prejudice. We do not anticipate any liability as a result of this matter.

On August 30, 2012 NAVTEQ North America LLC, or NAVTEQ, filed a complaint against us in the Circuit Court of Cook County, Illinois (Case No. 2012L009862), alleging breach of the Data License Agreement, unjust enrichment and quantum meruit, and fraud. NAVTEQ is seeking actual and punitive damages should judgment be found in its favor. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of possible losses, if any, we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”), in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818). The lawsuits allege that the delivery of wireless telephone services infringes U.S. Patents Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 and seek unspecified damages. In 2009, after T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the U.S. Patent & Trademark Office completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable at this time to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur losses; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2009, AT&T demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC, or Tendler, in the Eastern District of Texas (Case No. 6:09-cv-0115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement; however, there continues to be a disagreement as to any additional amounts that might be provided to AT&T as it relates to legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur losses; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.

In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 16, 2011, we moved to intervene in the Levine litigation in the Eastern District of Texas. On June 27, 2011, Research In Motion was dismissed from the case based on a confidential license and settlement agreement. On June 29, 2011, the Court granted our motion to intervene. On July 14, 2011, Levine filed an answer and counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine’s counterclaims of patent infringement. On September 30, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, retired from the bench. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 14, 2011, the defendants filed a Motion for Partial Summary Judgment of Invalidity Based on Indefiniteness of Certain Claims of U.S. Patent Nos. 6,140,943 and 6,243,030. On November 14, 2011, the claim construction hearing was moved to January 25, 2012. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On January 4, 2012, Judge Gilstrap recused himself and the case was reassigned to Judge Folsom. The hearings on claim construction and the defendants’ Motion for Partial Summary Judgment of Invalidity were held on January 25, 2012. On February 3, 2012, the Court issued its Claim Construction Order and denied the defendants’ Motion of Partial Summary Judgment of Invalidity. On February 22, 2012, the case was reassigned to Judge Michael Schneider. On March 19, 2012, the Court issued an order modifying the case schedule. On July 9, 2012, we entered into a confidential license and settlement agreement with the plaintiff. On July 16, 2012 pursuant to terms of the agreement, the plaintiff moved to dismiss all pending claims against Telenav, AT&T, Sprint and T-Mobile in this action, and Telenav, AT&T, Sprint and T-Mobile moved to dismiss all pending counterclaims against the plaintiff in this action. On July 19, 2012 the

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Court granted the motion and dismissed with prejudice all claims and counterclaims between the plaintiff and Telenav and dismissed with prejudice all claims and counterclaims with respect to the Telenav products between the plaintiff, AT&T (including Nortex Communications Co.), Sprint, and T-Mobile. Beyond the amounts already accrued for legal and indemnification costs, we do not anticipate any additional liability as a result of this matter.

7. Guarantees and indemnifications

Our agreements with our wireless carrier and automobile manufacturer and OEM customers that offer our LBS generally include certain provisions for indemnifying them against liabilities if our LBS infringe a third party’s intellectual property rights or for other specified matters. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to specific litigation claims in which our customers have been named as defendants. As of today, we have not do not have material liabilities related to such obligations recorded in our consolidated financial statements.

We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors and officers insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We had not recorded any liabilities for these agreements as of June 30, 2012 and 2011.

8. Preferred stock warrants

In January 2006, we issued warrants to purchase 272,684 shares of Series E convertible preferred stock at an exercise price of $3.300492 per share. Warrants to purchase 11,361 shares were exercised in 2008, and warrants to purchase 261,323 shares were exercised for cash consideration totaling $862,000 as of December 31, 2009.

The preferred stock warrants were classified as a liability in our consolidated balance sheets and were subject to remeasurement at each balance sheet date, with the change in fair value recognized as a component of other income (expense), net. During fiscal 2010, we recognized total other expense of $346,000 to reflect the change in fair value of preferred stock warrants. As of December 31, 2009, all remaining outstanding warrants had been exercised and a total of $2.9 million was reclassified from warrant liability to preferred stock.

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

Undesignated preferred stock

We are authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. The undesignated preferred stock may be issued from time to time at the discretion of our board of directors. As of June 30, 2012 and 2011, no shares of undesignated preferred stock were issued or outstanding.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common stock

We are authorized to issue 600,000,000 shares of $0.001 par value stock. The holders of each share of common stock have the right to one vote.

Stock repurchase program

On November 15, 2010, we announced that our Board of Directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The timing and amount of repurchase transactions under this program depended on market conditions and other considerations. Under this program, which we completed in the quarter ended September 30, 2011, we utilized $20.0 million of cash to repurchase 2,037,743 shares of our common stock at an average purchase price of $9.79 per share. The repurchased shares are being held as treasury shares.

On October 27, 2011, we announced that our Board of Directors authorized a second program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations. Under this program, we utilized $4.6 million of cash to repurchase 610,646 shares of our common stock at an average purchase price of $7.55 per share during fiscal 2012. The repurchased shares are being held as treasury shares. As of June 30, 2012, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $15.4 million.

We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during fiscal 2012, we reduced common stock and APIC by an aggregate of $4.6 million and charged $8.0 million to retained earnings. As a result of our stock repurchases during fiscal 2011, we reduced common stock and APIC by an aggregate of $3.4 million and charged $8.7 million to retained earnings.

In addition to our stock repurchase program, during fiscal 2010 we repurchased from two of our former employees a total of 200,590 shares of our common stock at the then current fair market value, for a total of $1.2 million.

Common stock warrants

In connection with our IPO in May 2010, an outstanding warrant to purchase 20,833 shares of common stock was net exercised for 12,239 shares of our common stock. No warrants to purchase common stock were outstanding as of June 30, 2012 and 2011.

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

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning from the date of grant and generally expire 10 years from the date of grant. Prior to our IPO, we granted options outside of our stock option plans with terms substantially similar to the terms of options granted under our plans.

As of June 30, 2012, we had reserved 3,749,999 shares of common stock for issuance under the 2009 Plan. On the first day of each of our fiscal year, beginning July 1, 2011, the number of shares available and reserved for issuance under the 2009 Plan will be annually increased by an amount equal to the lesser of 1,666,666 shares of common stock; 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or an amount determined by our board of directors.

A summary of our stock option activity is as follows (in thousands, except per share amounts):

	Options outstanding
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of June 30, 2011	7,187	$4.79
Granted	2,263	7.37
Exercised	(1,006)	2.21
Canceled	(737)	8.62

Balance as of June 30, 2012	7,707	$5.52	6.97	$12,149

As of June 30, 2012:
Options vested and expected to vest	7,402	$5.45	6.88	$12,140
Options exercisable	4,013	$3.77	5.28	$11,808

During fiscal 2012, 2011 and 2010, the total cash received from the exercise of stock options was $2.1 million, $2.6 million and $457,000, respectively. During fiscal 2012, 2011 and 2010, the total intrinsic value of stock options exercised was $7.2 million, $7.0 million and $2.3 million, respectively.

During fiscal 2012, we granted restricted stock units totaling 35,000 shares, which vest over one to four years. As of June 30, 2012, restricted stock units outstanding totaled 72,999 shares with a weighted average remaining contractual life of 0.96 years and an aggregate intrinsic value of $447,000. Restricted stock units vested and expected to vest totaled 68,955 shares with a weighted average remaining contractual life of 0.93 years and an aggregate intrinsic value of $423,000.

During fiscal 2012, we increased the number of shares available for grant under our stock option and equity incentive plans by 1,666,666 shares. During fiscal 2011, there was no increase in shares available for grant. As of June 30, 2012 and 2011, there were a total of approximately 507,000 and 402,000 shares, respectively, available for grant under our stock option and equity incentive plans.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The following table summarizes the stock-based compensation expense recorded for stock options issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Cost of revenue	$91	$97	$18
Research and development	2,509	1,965	2,604
Selling and marketing	1,168	1,003	516
General and administrative	1,354	1,072	1,789

Total stock-based compensation expense	$5,122	$4,137	$4,927

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

	Fiscal Year Ended June 30,
	2012	2011	2010
Dividend yield	—	—	—
Expected volatility	64%	56%	74%
Expected term (in years)	4.50	4.50	4.85
Risk-free interest rate	0.77%	1.61%	2.36%
Weighted average fair value per share at grant date	$3.76	$3.51	$4.75

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

At June 30, 2012, the total unrecognized stock-based compensation cost related to employee options was $11.9 million, net of estimated forfeitures, and will be amortized over a weighted-average period of 2.9 years. The total fair value of stock options that vested during fiscal 2012, 2011 and 2010, was $5.0 million, $4.2 million and $700,000, respectively. At June 30, 2012, the total unrecognized stock-based compensation cost related to restricted stock units was $311,000, net of estimated forfeitures, and will be amortized over a weighted average period of 1.7 years. The total fair value of restricted stock units that vested during fiscal 2012 was $139,000. No restricted stock units vested during fiscal 2011.

Shares reserved for future issuance

Common stock reserved for future issuance was as follows (in thousands):

June 30, 2012
Stock options outstanding	7,707
Restricted stock units outstanding	73
Available for future grants of stock options or restricted stock units	507

Total common shares reserved for future issuance	8,287

10. Income taxes

The domestic and foreign components of income (loss) before provisions for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
United States	$45,676	$69,233	$68,802
Foreign	638	534	(799)

	$46,314	$69,767	$68,003

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Current income taxes:
Federal	$14,808	$21,100	$23,228
State	(2,199)	5,396	5,461
Foreign	214	245	18

Total current income taxes	12,823	26,741	28,707

Deferred income taxes:
Federal	1,045	(599)	(1,822)
State	38	1,051	(292)

Total deferred income taxes	1,083	452	(2,114)

Total provision for income taxes	$13,906	$27,193	$26,593

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Tax at federal statutory tax rate	$16,210	$24,418	$23,801
State taxes—net of federal benefit	739	4,191	3,516
Non-deductible expenses	178	143	464
Research and development credits	(441)	(652)	(307)
Section 199 deduction	(870)	(1,252)	(1,084)
Foreign income taxed at different rates	374	58	298
Stock-based compensation expense	860	763	617
Tax benefit from California tax ruling	(2,144)	—	—
Other	(1,000)	(476)	(712)

Total provision for income taxes	$13,906	$27,193	$26,593

Our effective tax rate was 39% in fiscal 2011. Our effective tax rate of 30% in fiscal 2012 was lower than the statutory rate primarily due to the benefit of a favorable tax ruling from the State of California with respect to our apportionment method for our fiscal 2011 California income tax liability and the domestic manufacturing deduction, partially offset by the detriment of nondeductible stock compensation.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	June 30,
	2012	2011
Deferred tax assets:
Federal, state and foreign net operating losses	$3,023	$2,812
Federal and state tax credits	256	256
Stock-based compensation	2,167	1,493
Accrued expenses and reserves	6,889	4,407
Capitalized expense	588	—
Unrealized loss on investments	29	—

Total deferred tax assets:	12,952	8,968

Deferred tax liabilities:
Property and equipment	(3,487)	(875)
Capitalized software	(2,672)	(1,486)
Acquired intangible assets	(294)	—
Unrealized gains on investments	—	(117)

Total deferred tax liabilities:	(6,453)	(2,478)

Net deferred tax assets:	6,499	6,490
Valuation allowance	(2,214)	(1,950)

Net deferred tax assets:	$4,285	$4,540

During fiscal 2012, the net increase to the valuation allowance was $264,000 primarily for an unrealized loss on investments and timing differences in California that are not expected to be realized due to the expected effect of the California single sales factor apportionment election and the level of forecasted taxable income in the state. As of June 30, 2012, the valuation allowance was attributable to both state and foreign net operating losses, unrealized loss on investments, and timing differences in California.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. liability may be reduced by any foreign income taxes paid on these earnings. As of June 30, 2012, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $1.7 million. The unrecognized deferred tax liability for these earnings was approximately $304,000.

As of June 30, 2012, we had federal and California net operating loss carryforwards for income tax purposes of $3.0 million and $9.7 million, respectively. These loss carryforwards will begin to expire in fiscal 2020 for federal purposes and fiscal 2016 for California purposes. In addition, we had federal and California research and development tax credit carryforwards of $384,000 and $265,000, respectively, as of June 30, 2012. The federal research credits will begin to expire in fiscal 2023 and the California research credits can be carried forward indefinitely. The loss carryforwards and certain credits are subject to annual limitation under Internal Revenue Code Section 382.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2012, we also had foreign net operating loss carryforwards of $4.2 million, which begin to expire in fiscal 2014. Due to uncertainty regarding our ability to utilize the foreign net operating loss carryforwards, we have continued to maintain a full valuation allowance for these deferred tax assets.

We adopted the FASB standard for accounting for uncertainty in income taxes at the beginning of fiscal 2010. As of June 30, 2012, our cumulative unrecognized tax benefit was $4.4 million, of which $393,000 was netted against deferred tax assets. Upon adoption, we recognized no adjustment in the liability for unrecognized income tax benefits. During fiscal 2012, the cumulative unrecognized tax benefit decreased by $89,000. The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	June 30,
	2012	2011	2010
Unrecognized tax benefit—Beginning	$4,520	$2,924	$1,149
Increase in tax positions taken during the current period	1,200	1,578	1,308
Increase in tax positions taken during the prior period	101	96	467
Decrease in tax positions taken during the prior period	(1,390)	(78)	—

Unrecognized tax benefit—Ending	$4,431	$4,520	$2,924

At June 30, 2012, 2011 and 2010, there were $3.6 million, $3.7 million and $2.3 million of unrecognized tax benefits that if recognized would effect the annual effective tax rate.

We file income tax returns in the U.S. federal jurisdiction, California, various states, and foreign tax jurisdictions in which we have subsidiaries. During fiscal 2012, the IRS concluded its audit of our fiscal 2009 through 2010 tax returns, which resulted in no adjustments having a material impact on our financial statements. The statute of limitations remains open for fiscal 2011 in the U.S., for fiscal 2008 through fiscal 2011 in state jurisdictions, and for fiscal 2007 through 2011 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

We believe it was reasonably possible that, as of June 30, 2012, the gross unrecognized tax benefits, could decrease (whether by payment, release, or a combination of both) by as much as $392,000 in the next 12 months. We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. During the fiscal years ended June 30, 2012, 2011 and 2010, we recognized approximately $101,000, $109,000 and $47,000 in interest and penalties. We had accrued $181,000 and $157,000 for the payment of interest and penalties at June 30, 2012 and 2011, respectively.

11. Acquisition

In September 2011, we completed our acquisition of privately held Goby Technologies, Inc., or Goby, a Boston-based local search engine and mobile application developer focused on offering users an easy way to explore and discover events and activities based on location. The transaction was accounted for under the acquisition method of accounting. The total fair value of purchase consideration, comprised entirely of cash paid, was approximately $2.0 million. As a result, we acquired approximately $1.0 million of net tangible assets and $930,000 of identifiable intangible assets consisting of developed technology. In addition, we recorded $84,000 of goodwill. We are amortizing the developed technology intangible asset over a period of three years. The impact of this acquisition was not material to our condensed consolidated balance sheets or results of operations.

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recorded amortization expense of $155,000 related to developed technology for fiscal 2012. We expect to incur amortization expense of $310,000, $310,000 and $155,000 in fiscal 2013, 2014 and 2015, respectively, related to developed technology.

12. Segment information

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

Revenue by geographic region is based on the billing address of our customers. The following table sets forth revenue and property and equipment by geographic region (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Revenue
United States	$206,343	$201,414	$166,223
International	12,164	9,077	4,939

Total revenue	$218,507	$210,491	$171,162

Property and equipment
United States	$14,045	$7,180	$7,735
International	1,397	1,899	1,902

Total property and equipment, net	$15,442	$9,079	$9,637

Revenue from our automotive navigation solutions comprised 12%, 6% and 0% in fiscal 2012, 2011 and 2010, respectively.

13. Related party transactions

In February 2005, we granted a long-term and noninterest-bearing loan of $200,000 to the general manager of our China operations. The loan was secured by the employee’s personal residence in China, as well as certain of the employee’s shares of our common stock, and was due in February 2012, or upon the employee’s termination of employment with us. The loan was repayable through a bonus to the employee of approximately $30,000 per year starting in the 2007 calendar year, contingent upon the employee’s continued employment with us. The balance of the loan was $75,000 as of June 30, 2011 and the loan was repaid in full as of June 30, 2012.

14. Employee savings and retirement plan

We sponsor a defined contribution plan under Internal Revenue Code Section 401(k), or the 401(k) Plan. Most of our U.S. employees are eligible to participate following the start of their employment, at the beginning of each calendar month. Employees may contribute up to the lesser of 100% of their current compensation to the

TELENAV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

401(k) Plan or an amount up to a statutorily prescribed annual limit. We pay the direct expenses of the 401(k) Plan and beginning in July 2006, we began to match employee contributions up to 4% of an employee’s salary. Contributions made by us are subject to certain vesting provisions. We made matching contributions and recorded expense of $1.5 million, $1.3 million and $1.0 million for fiscal 2012, 2011 and 2010, respectively.

15. Quarterly financial data (unaudited)

Summarized quarterly financial information for fiscal 2012 and 2011 is as follows (in thousands):

	Three Months Ended
Consolidated statements of income data (in thousands)	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012
	(unaudited)
Revenue	$51,100	$48,022	$57,110	$54,259	$52,732	$53,166	$57,770	$54,839
Gross profit	42,248	39,194	44,371	43,958	42,416	43,221	42,977	42,552
Net income	12,358	10,040	11,165	9,011	8,184	10,243	7,351	6,630
Net income per share applicable to common stockholders:
Basic	$0.29	$0.24	$0.27	$0.22	$0.20	$0.25	$0.18	$0.16
Diluted	$0.27	$0.22	$0.25	$0.20	$0.18	$0.23	$0.17	$0.15

16. Subsequent events (unaudited)

In July 2012, we amended our agreement with Sprint. Under this amended agreement, we and Sprint have agreed to continue the fixed fee arrangement related to the Sprint bundled navigation services through June 30, 2013, and to partner to generate revenue from premium navigation and mobile advertising programs through December 31, 2015. This amendment will result in a significant reduction in revenue related to bundled navigation solutions from Sprint beginning July 1, 2012. Sprint is not obligated to continue to bundle our navigation services after June 30, 2013.

In July 2012, we also amended our agreement with TomTom, to (a) extend the license period for navigation services provided for Sprint’s bundled offering to June 30, 2013; (b) license TomTom map data for our automotive navigation product, Scout for Cars; and (c) license TomTom map data for our HTML5, browser-based, voice-guided turn by turn GPS navigation service for mobile phones, Scout for Apps. We are required to pay certain minimum fees for access to TomTom’s content by our mobile navigation customers.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Beginning Balance	Additions (Recoveries)	Write-off/ Reductions	Ending Balance
Trade Receivable Allowances:
Year Ended June 30, 2010	$229	$1,685	$(1,668)	$246

Year Ended June 30, 2011	$246	$3,982	$(3,872)	$356

Year Ended June 30, 2012	$356	$4,421	$(4,463)	$314

33

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/10

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/09

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/10

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/09

10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/09

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/09

10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/09

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder to be in effect upon the closing of this offering.	S-1	10.4	10/30/09

10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/09

10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/09

10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/09

10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/09

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/09

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/09

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/09

10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/09

10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/09

10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/09

10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/09

10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/10

10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/10

10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/10

10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/10

10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/10

10.13.5+	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	Filed herewith

10.13.6+	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/10

10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/09

10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/09

10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/09

10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/09

10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/09

10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/10

10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/10

10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/11

10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/09

10.15.1†	Amendment No. 1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/10

10.15.3+	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	Filed herewith

10.15.4+	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	Filed herewith

10.15.5+	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	Filed herewith

10.15.6+	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	Filed herewith

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/10

10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/10

10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/10

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/10

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/10

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/10

10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/10

10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/10

10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/10

10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/10

10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/10

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/10

10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/12

10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/12

10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/12

10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/12

10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/12

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/12

10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/10

10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/10

10.19+	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	10-K	10.19	9/9/11

10.20#	Employment Offer Letter dated August 10, 2011 from TeleNav, Inc. to Marc Aronson.	10-Q	10.20	11/7/11

10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/11

10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/12

10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/12

10.24	Consulting Agreement effective June 16, 2012 between TeleNav, Inc. and Douglas Miller.	Filed herewith

10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	Filed herewith

10.26+	SYNC Generation 2 On-Board Navigation Agreement, dated October 12, 2009, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.1+	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.2+	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.3+	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.4+	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.26.5+	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.6+	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by the between TeleNav, Inc. and Ford Motor Company	Filed herewith

10.26.7+	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended by and between TeleNav, Inc. and Ford Motor Company	Filed herewith

10.26.8+	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.26.9+	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	Filed herewith

10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson.	Filed herewith

21.1	Subsidiaries of the registrant.	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS*	XBRL Instance Document	Filed herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

8