Form 10-K/A
period 2012-06-30
TeleNav, Inc.
filed 2012-09-11
CIK 1474439

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TeleNav, Inc.

Fiscal Year 2012

Amendment No. 1 to

Form 10-K

Annual Report

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-K (this “Amendment”) amends TeleNav, Inc.’s (the “Company’s”) Annual Report on Form 10-K for the year ended June 30, 2012, originally filed on September 7, 2012 (the “Original Filing”). The Company is correcting an omission in Part II, Item 5 as to the number of stockholders of record as of August 31, 2012. In addition, pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the registrant has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of Form 10-K other than Part II, Item 5 are true or complete as of any date subsequent to the Original Filing.

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

We had approximately 68 stockholders of record as of August 31, 2012. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/10

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/09

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/10

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/09

10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/09

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/09

10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/09

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder to be in effect upon the closing of this offering.	S-1	10.4	10/30/09

10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/09

10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/09

10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/09

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/09

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/09

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/09

10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/09

10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/09

10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/09

10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/09

10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/09

10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/10

10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/10

10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/10

10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/10

10.13.5+	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	10-K	10.13.5	9/7/12

10.13.6+	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012.	10-K	10.13.6	9/7/12

10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/10

10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/09

10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/09

10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/09

10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/09

10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/09

10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/10

10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/11

10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/09

10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/10

10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/10

10.15.3+	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/12

10.15.4+	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/12

10.15.5+	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/12

10.15.6+	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/12

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/10

10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/10

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/10

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/10

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/09

10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/10

10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/10

10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/10

10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/10

10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/10

10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/10

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/10

10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/12

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/12

10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/12

10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/12

10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/12

10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/12

10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/10

10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/10

10.19+	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	10-K	10.19	9/9/11

10.20#	Employment Offer Letter dated August 10, 2011 from TeleNav, Inc. to Marc Aronson.	10-Q	10.20	11/7/11

10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/11

10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/12

10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/12

10.24	Consulting Agreement effective June 16, 2012 between TeleNav, Inc. and Douglas Miller.	10-K	10.24	9/7/12

10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/12

10.26+	SYNC Generation 2 On-Board Navigation Agreement, dated October 12, 2009, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/12

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.26.1+	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/12

10.26.2+	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/12

10.26.3+	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/12

10.26.4+	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/12

10.26.5+	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/12

10.26.6+	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/12

10.26.7+	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/12

10.26.8+	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/12

10.26.9+	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/12

10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson	10-K	10.27	9/7/12

21.1	Subsidiaries of the registrant.	10-K	21.1	9/7/12

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	23.1	9/7/12

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS*	XBRL Instance Document	10-K	101.INS	9/7/12

101.SCH*	XBRL Taxonomy Extension Schema Document	10-K	101.SCH	9/7/12

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	10-K	101.CAL	9/7/12

101.DEF*	XBRL Taxonomy Definition Linkbase Document	10-K	101.DEF	9/7/12

101.LAB*	XBRL Taxonomy Label Linkbase Document	10-K	101.LAB	9/7/12

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE	9/7/12

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No. 1 to Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated: September 11, 2012	By:	/s/ DR. HP JIN*
Dr. HP Jin
President and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name and Signature	Title	Date

/s/ DR. HP JIN*	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	September 11, 2012
Dr. HP Jin

/s/ MICHAEL STRAMBI	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	September 11, 2012
Michael Strambi

/s/ SHAWN CAROLAN*	Director	September 11, 2012
Shawn Carolan

/s/ SAMUEL CHEN*	Director	September 11, 2012
Samuel Chen

/s/ HON JANE (JASON) CHIU*	Director	September 11, 2012
Hon Jane (Jason) Chiu

/s/ KEN XIE*	Director	September 11, 2012
Ken Xie

/s/ JOSEPH M. ZAELIT*	Director	September 11, 2012
Joseph M. Zaelit

*By: /s/ MICHAEL STRAMBI		September 11, 2012
Michael Strambi, Attorney in Fact

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/10

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/09

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/10

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/09

10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/09

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/09

10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/09

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder to be in effect upon the closing of this offering.	S-1	10.4	10/30/09

10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/09

10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/09

10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/09

10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/09

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/09

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/09

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/09

10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/09

10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/09

10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/09

10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/09

10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/10

10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/10

10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/10

10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/10

10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/10

10.13.5+	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	10-K	10.13.5	9/7/12

10.13.6+	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012.	10-K	10.13.6	9/7/12

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/10

10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/09

10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/09

10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/09

10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/09

10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/09

10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/10

10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/10

10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/11

10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/09

10.15.1†	Amendment No. 1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/10

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/10

10.15.3+	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/12

10.15.4+	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/12

10.15.5+	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/12

10.15.6+	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/12

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/10

10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/10

10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/10

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/10

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/10

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/09

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/10

10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/10

10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/10

10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/10

10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/10

10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/10

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/10

10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/12

10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/12

10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/12

10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/12

10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/12

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/12

10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/10

10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/10

10.19+	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	10-K	10.19	9/9/11

10.20#	Employment Offer Letter dated August 10, 2011 from TeleNav, Inc. to Marc Aronson.	10-Q	10.20	11/7/11

10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/11

10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/12

10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/12

10.24	Consulting Agreement effective June 16, 2012 between TeleNav, Inc. and Douglas Miller.	10-K	10.24	9/7/12

10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/12

10.26+	SYNC Generation 2 On-Board Navigation Agreement, dated October 12, 2009, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/12

10.26.1+	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/12

10.26.2+	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/12

10.26.3+	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/12

10.26.4+	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/12

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.26.5+	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/12

10.26.6+	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by the between TeleNav, Inc. and Ford Motor Company	10-K	10.26.6	9/7/12

10.26.7+	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended by and between TeleNav, Inc. and Ford Motor Company	10-K	10.26.7	9/7/12

10.26.8+	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/12

10.26.9+	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/12

10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson.	10-K	10.27	9/7/12

21.1	Subsidiaries of the registrant.	10-K	21.1	9/7/12

23.1	Consent of Independent Registered Public Accounting Firm.	10-K	23.1	9/7/12

24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

101.INS*	XBRL Instance Document	10-K	101.INS	9/7/12

101.SCH*	XBRL Taxonomy Extension Schema Document	10-K	101.SCH	9/7/12

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	10-K	101.CAL	9/7/12

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

101.DEF*	XBRL Taxonomy Definition Linkbase Document	10-K	101.DEF	9/7/12

101.LAB*	XBRL Taxonomy Label Linkbase Document	10-K	101.LAB	9/7/12

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE	9/7/12

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
~	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Amendment No. 1 to Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.