Form 10-Q
period 2012-09-30
TeleNav, Inc.
filed 2012-11-05
CIK 1474439

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2012

or

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
As of October 31, 2012, there were approximately 41,622,829 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2012	June 30, 2012*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,315	$6,920
Short-term investments	201,283	192,548
Accounts receivable, net of allowances of $752 and $314 at September 30, 2012 and June 30, 2012, respectively	30,948	25,316
Deferred income taxes	1,107	1,403
Prepaid expenses and other current assets	11,432	14,319
Total current assets	260,085	240,506
Property and equipment, net	14,335	15,442
Deferred income taxes, non-current	3,225	2,872
Deposits and other assets	7,221	5,959
Total assets	$284,866	$264,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,990	$3,059
Accrued compensation	7,972	9,116
Accrued royalties	5,707	4,397
Other accrued expenses	9,099	8,385
Deferred revenue	28,472	9,222
Income taxes payable	74	1,350
Total current liabilities	53,314	35,529
Deferred rent, non-current	9,018	8,410
Other long-term liabilities	4,487	4,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 44,276 shares issued and 41,131 shares outstanding at September 30, 2012; 44,001 shares issued and 41,353 shares outstanding at June 30, 2012	42	42
Additional paid-in capital	118,935	118,855
Accumulated other comprehensive income	518	370
Retained earnings	98,552	97,251
Total stockholders’ equity	218,047	216,518
Total liabilities and stockholders’ equity	$284,866	$264,779

* Derived from audited consolidated financial statements as of and for the year ended June 30, 2012
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2012	2011
Revenue:
Product	$9,300	$4,069
Services	36,656	48,663
Total revenue	45,956	52,732
Cost of revenue:
Product	4,532	1,894
Services	7,880	8,422
Total cost of revenue	12,412	10,316
Gross profit	33,544	42,416
Operating expenses:
Research and development	15,604	16,479
Sales and marketing	8,601	7,467
General and administrative	5,997	6,250
Total operating expenses	30,202	30,196
Income from operations	3,342	12,220
Other income, net	422	492
Income before provision for income taxes	3,764	12,712
Provision for income taxes	1,063	4,528
Net income	$2,701	$8,184
Net income per share:
Basic	$0.07	$0.20
Diluted	$0.06	$0.18
Weighted average shares used in computing net income per share:
Basic	41,312	41,550
Diluted	42,975	45,006
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2012	2011

Net income	$2,701	$8,184
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(7)	(44)
Unrealized gain (loss) on available-for-sale securities, net of tax	155	(107)
Other comprehensive income (loss), net of tax:	148	(151)
Comprehensive income	2,849	8,033

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2012	2011
Operating activities
Net income	$2,701	$8,184
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,892	2,135
Accretion of premium on short-term investments	1,054	1,132
Stock-based compensation expense	1,420	1,180
Excess tax benefits from employee stock option plans	(19)	(521)
Changes in operating assets and liabilities:
Accounts receivable	(5,644)	9,728
Deferred income taxes	(57)	258
Prepaid expenses and other current assets	2,887	(1,802)
Other assets	(1,319)	(462)
Accounts payable	(929)	199
Accrued compensation	(1,144)	(1,090)
Accrued royalties	1,310	(1,092)
Accrued expenses and other liabilities	888	(728)
Income taxes payable	(1,247)	1,717
Deferred rent	813	2,784
Deferred revenue	19,250	(18,336)
Net cash provided by operating activities	21,856	3,286
Investing activities
Purchases of property and equipment	(542)	(2,816)
Additions to capitalized software	(379)	(615)
Purchases of short-term investments	(41,887)	(28,024)
Purchase of long-term investments	(150)	(250)
Proceeds from sales and maturities of short-term investments	32,253	44,962
Acquisitions, net of cash acquired	—	(1,768)
Net cash provided by (used in) investing activities	(10,705)	11,489
Financing activities
Proceeds from exercise of stock options	217	769
Repurchase of common stock	(2,985)	(7,933)
Excess tax benefit from employee stock option plans	19	521
Net cash used in financing activities	(2,749)	(6,643)
Effect of exchange rate changes on cash and cash equivalents	(7)	(44)
Net increase in cash and cash equivalents	8,395	8,088
Cash and cash equivalents, at beginning of period	6,920	24,053
Cash and cash equivalents, at end of period	$15,315	$32,141
Supplemental disclosure of cash flow information
Income taxes paid	$1,798	$1,321
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements

1.	Summary of business and significant accounting policies
Description of business
TeleNav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. Our personalized navigation and location based services, or LBS, are created to meet the challenges of on-the-go people, such as deciding where to go, what to do, how to get there and when to leave. Our most recent services have solved these challenges by creating products that uniquely provide easily accessed, relevant, personalized information for everyday discovery, daily traffic, local search and voice navigation - across phones, computers, and cars. We operate in a single segment. Our fiscal year ends on June 30 and in this report we refer to the fiscal year ended June 30, 2012 as “fiscal 2012” and the fiscal year ending June 30, 2013 as “fiscal 2013.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of legal ownership, there exists a parent-subsidiary relationship between TeleNav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses and profits of Jitu. The results of Jitu did not have a material impact on our overall operating results for the three months ended September 30, 2012 and 2011.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2012, included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed on September 7, 2012 and Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 filed on September 11, 2012, collectively the Form 10-K, with the U.S. Securities and Exchange Commission (the “SEC”).
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K.
Beginning in the first quarter of fiscal 2013, we have presented revenue and cost of revenue separately for product and services. Product revenue includes primarily revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, as well as hardware we sell in conjunction with providing our enterprise LBS; services revenue includes primarily revenue we derive from our LBS, enterprise LBS, mobile advertising and premium LBS. We have reclassified amounts in the prior year to conform to the current year presentation. None of the changes impacts previously reported consolidated revenue, cost of revenue, operating income, or earnings per share.
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
Concentrations of risk and significant customers

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 39% and 38% of revenue for the three months ended September 30, 2012 and 2011, respectively. Receivables due from AT&T were 43% and 48% of total accounts receivable at September 30, 2012 and June 30, 2012, respectively. Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 21% and 39% of revenue for the three months ended September 30, 2012 and 2011, respectively. Revenue related to services provided through Ford Motor Company, or Ford, comprised 20% of revenue for the three months ended September 30, 2012. As of September 30, 2012 and June 30, 2012, receivables due from Ford were 27% and 18% of total accounts receivable, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.
Our map and points of interest, or POI, data have been provided principally by TomTom North America, Inc., or TomTom , and Navigation Technologies Corporation, a Nokia company, or NAVTEQ, in the three months ended September 30, 2012 and 2011. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Recent accounting pronouncements
There have been no new accounting pronouncements during the three months ended September 30, 2012 as compared to the recent accounting pronouncements described in our Form 10-K, that are of significance to us.
In June 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance to require an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted this amendment retrospectively during the three months ended September 30, 2012, electing to present the required information in two separate but consecutive statements. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In September 2011, the FASB issued a revised standard for testing goodwill for impairment. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. We adopted this standard during the three months ended September 30, 2012. The adoption of this standard did not have a material effect on our consolidated financial statements.

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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended
	September 30,
	2012	2011
Net income	$2,701	$8,184
Shares used in computing net income per share:
Basic:
Weighted average common shares used in computing basic net income per share	41,312	41,550
Diluted:
Weighted average common shares used in computing basic net income per share	41,312	41,550
Add weighted average effect of dilutive securities:
Stock options	1,663	3,456
Weighted average common shares used in computing diluted net income per share	42,975	45,006
Net income per share:
Basic	$0.07	$0.20
Diluted	$0.06	$0.18
The following outstanding shares subject to options were excluded from the computation of diluted net income per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Options to purchase common stock	4,829	90

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three months ended September 30, 2012 and 2011.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$9,049	$—	$—	$9,049
Cash equivalents:
Money market mutual funds	3,266	—	—	3,266
Commercial paper	3,000	—	—	3,000
Total cash equivalents	6,266	—	—	6,266
Total cash and cash equivalents	15,315	—	—	15,315
Short-term securities:
Certificates of deposit	1,000	—	—	1,000
Municipal securities	172,899	301	(29)	173,171
Commercial paper	5,477	6	—	5,483
Corporate bonds	21,493	136	—	21,629
Total short-term investments	200,869	443	(29)	201,283
Cash, cash equivalents and short-term investments	$216,184	$443	$(29)	$216,598

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,430	$—	$—	$1,430
Cash equivalents:
Money market mutual funds	4,490	—	—	4,490
Commercial paper	1,000			1,000
Total cash equivalents	5,490	—	—	5,490
Total cash and cash equivalents	6,920	—	—	6,920
Short-term investments:
Asset-backed securities	1,001	—	(1)	1,000
Certificates of deposit	2,750	—	—	2,750
Municipal securities	160,114	208	(81)	160,241
Commercial paper	3,463	2	—	3,465
Corporate bonds	25,045	57	(10)	25,092
Total short-term investments	192,373	267	(92)	192,548
Cash, cash equivalents and short-term investments	$199,293	$267	$(92)	$199,468

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$72,367	$72,502
Due within two years	83,271	83,428
Due after two years	45,231	45,353
Total	$200,869	$201,283

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

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
Where applicable, we use quoted prices in active markets for similar assets to determine fair value of Level 2 short-term investments. If quoted prices in active markets for identical assets are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, we use third party valuations utilizing underlying assets assumptions.
Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

financial instruments were determined using the following inputs at September 30, 2012 (in thousands):

	Fair Value Measurements at September 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$3,266	$3,266	$—	$—
Commercial paper	3,000	—	3,000	—
Total cash equivalents	6,266	3,266	3,000	—
Short-term investments:
Certificates of deposit	1,000	—	1,000	—
Municipal securities	173,171	—	173,171	—
Commercial paper	5,483	—	5,483	—
Corporate bonds	21,629	—	21,629	—
Total short-term investments	201,283	—	201,283	—
Cash equivalents and short-term investments	$207,549	$3,266	$204,283	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2012 (in thousands):

	Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$4,490	$4,490	$—	$—
Commercial paper	1,000	—	1,000	—
Total cash equivalents	5,490	4,490	1,000	—
Short-term investments:
Asset-backed securities	1,000	—	1,000	—
Certificates of deposit	2,750	—	2,750	—
Municipal securities	160,241	—	160,241	—
Commercial paper	3,465	—	3,465	—
Corporate bonds	25,092	—	25,092	—
Total short-term investments	192,548	—	192,548	—
Cash equivalents and short-term investments	$198,038	$4,490	$193,548	$—
Accretion of premium on short-term investments totaled $1.1 million in each of the three months ended September 30, 2012 and 2011.
We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2012 or June 30, 2012.

5.	Commitments and contingencies
Operating lease and purchase obligations
As of September 30, 2012, we had future minimum non-cancelable financial commitments primarily related to office

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

	Payments due by period
	Total	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter
Operating lease obligations	$31,077	$3,124	$5,287	$4,265	$3,962	$4,081	$10,358
Purchase obligations	15,320	9,256	4,522	1,542	—	—	—
Total contractual obligations	$46,397	$12,380	$9,809	$5,807	$3,962	$4,081	$10,358
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
On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:9-cv-1642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office, or PTO. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, Dr. HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the PTO issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the Court allowed. On September 13, 2010, the PTO rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, we responded to the office action and WRE-Hol’s response. On April 4, 2011, the PTO rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, we responded to WRE-Hol’s filing. On November 15, 2011, the PTO issued an Action Closing Prosecution, rejecting 44 and confirming seven out of 51 claims subject to reexamination. On November 21, 2011, WRE-Hol filed a Motion to Lift Stay and Enter Amended Scheduling Order. On December 27, 2011, the Court denied WRE-Hol’s Motion. On February 27, 2012 we filed a Notice of Appeal with the PTO, appealing the Examiner’s findings regarding the confirmed claims of the patent-in-suit. On March 15, 2012, we filed with the PTO a reexamination request for all surviving claims of the asserted patent. On May 14, 2012 the PTO granted the request and ordered an ex parte reexamination of six of the seven allowed claims. On May 25, 2012, we filed a request for reconsideration as to the seventh claim. On September 5, 2012 the PTO granted the request for reconsideration and ordered ex parte reexamination of that claim to proceed in connection with the ex parte reexamination of the six other claims. On September 20, 2012 the parties filed a Joint Status Report with the Court. On September 28, 2012, the Court reviewed the Joint Status Report and issued an order requiring the parties to submit an updated status report by March 28, 2013. On September 28, 2012 the PTO Examiner issued his Answer to our appeal in the Inter Partes Reexamination, stating that that the prior finding of patentability of the seven allowed should be sustained. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:9-cv-1007). The plaintiff alleges that certain of our services, including our GPS Navigator and Telenav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The Court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The Court held a claim construction hearing on October 28, 2011. On December 12, 2011, the Court issued its claim construction ruling. On January 11, 2012, the parties filed a Stipulation and Proposed Order to Vacate Case Schedule to Focus on Early Dispositive Motions. The Order, which was entered by the Court on January 12, 2012, permits the TCS and TeleNav Defendants to file early case-dispositive Motions for Summary Judgment of Noninfringement and postpones the current case schedule pending the resolution of those motions. The hearing on these Summary Judgment motions was held on May 18, 2012. The Court has not yet issued its rulings on the Motions for Summary Judgment. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information amended complaint asserting that the patents-in-suit are not infringed and are invalid. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 31, 2011, we filed an answer to the second amended complaint asserting that the patent-in-suit is not infringed and is invalid. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On February 22, 2012 the case was reassigned to Judge Michael H. Schneider. On March 27, 2012, the defendants filed with the Court a Motion to Stay Pending Ex Parte Reexamination. On May 30, 2012, the Court granted the defendants' Motion to Stay and stayed the case until at least November 2012. On October 10, 2012 the defendants filed a Motion to Continue the Stay Pending Plaintiff's Appeal of the Final Ex Parte Reexamination. The Court has not yet ruled on the Motion. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On August 30, 2012 NAVTEQ North America LLC, or NAVTEQ, filed a complaint against us in the Circuit Court of Cook County, Illinois (Case No. 2012L009862), alleging breach of the Data License Agreement, unjust enrichment and quantum meruit, and fraud. NAVTEQ is seeking actual and punitive damages should judgment be found in its favor. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is probable that we will incur a loss; however, beyond the amounts already accrued we cannot currently estimate a range of possible losses, if any, we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In addition, we have received, and expect to continue to receive, demands for indemnification from our wireless carrier and other customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. At this time, we are not a party to the following cases; however our customers have requested that we indemnify them in connection with such cases:
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”), in the Northern District of Ohio (Case Nos. 4:8-cv-822, 4:8-cv-821, 4:8-cv-817, 4:8-cv-818). The lawsuits allege that the delivery of wireless telephone services infringes U.S. Patents Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 and seek unspecified damages. In 2009, after T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the PTO completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.
In March 2009, AT&T demanded that we indemnify and defend them against a lawsuit brought by Tendler Cellular of Texas LLC in the Eastern District of Texas (Case No. 6:9-cv-115) alleging that the wireless carriers infringe U.S. Patent No. 7,447,508 in connection with the delivery of certain LBS as part of their wireless telephone services and seeking unspecified damages. Tendler Cellular of Texas is a patent holding company. In May 2009, AT&T responded to the allegations, filing an answer that the patent-in-suit is not infringed, is invalid and unenforceable. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T’s settlement; however, there continues to be a disagreement as to any additional amounts that might be provided to AT&T as it relates to legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.
In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:9-cv-372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Alfred Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants' motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 16, 2011, we moved to intervene in the Levine litigation in the Eastern District of Texas. On June 27, 2011, Research In Motion was dismissed from the case based on a confidential license and settlement agreement. On June 29, 2011, the Court granted our motion to intervene. On July 14, 2011, Levine filed an answer and counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine's previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine's counterclaims of patent infringement. On September 30, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, retired from the bench. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 14, 2011, the defendants filed a Motion for Partial Summary Judgment of Invalidity Based on Indefiniteness of Certain Claims of U.S. Patent Nos. 6,140,943 and 6,243,030. On November 14, 2011, the claim construction hearing was moved to January 25, 2012. On December 20, 2011, the case was reassigned to Judge Rodney

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Gilstrap. On January 4, 2012, Judge Gilstrap recused himself and the case was reassigned to Judge Folsom. The hearings on claim construction and the defendants' Motion for Partial Summary Judgment of Invalidity were held on January 25, 2012. On February 3, 2012, the Court issued its Claim Construction Order and denied the defendants' Motion of Partial Summary Judgment of Invalidity. On February 22, 2012, the case was reassigned to Judge Michael Schneider. On March 19, 2012, the Court issued an order modifying the case schedule. On July 9, 2012, we entered into a confidential license and settlement agreement with the plaintiff. On July 16, 2012 pursuant to terms of the agreement, the plaintiff moved to dismiss all pending claims against us, AT&T, Sprint and T-Mobile in this action, and we, AT&T, Sprint and T-Mobile moved to dismiss all pending counterclaims against the plaintiff in this action. On July 19, 2012 the Court granted the motion and dismissed with prejudice all claims and counterclaims between the plaintiff and us and dismissed with prejudice all claims and counterclaims with respect to the Telenav products between the plaintiff, AT&T (including Nortex Communications Co.), Sprint, and T-Mobile. Beyond the amounts already accrued for legal and indemnification costs, we do not anticipate any additional liability as a result of this matter.

6.	Guarantees and indemnifications
Our agreements with our wireless carrier and automobile manufacturer and original equipment manufacturer, or OEM, customers that offer our LBS generally include certain provisions for indemnifying them against liabilities if our LBS infringe a third party’s intellectual property rights or for other specified matters. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to specific litigation claims in which our customers have been named as defendants.
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
Stock option activity for the three months ended September 30, 2012 was as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2012	7,707
Granted	262
Exercised	(251)
Canceled	(337)
Options outstanding as of September 30, 2012	7,381
Information regarding stock options outstanding at September 30, 2012 is summarized below:

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	7,381	$5.60	6.91	$10,431
Options vested and expected to vest	7,095	$5.54	6.82	$10,425
Options exercisable	4,060	$4.23	5.41	$10,212
During the three months ended September 30, 2012, we granted restricted stock units for a total of 380,000 shares of our common stock, which vest over four years. Restricted stock units totaling 26,917 shares vested during the three months ended September 30, 2012. As of September 30, 2012, restricted stock units outstanding totaled 426,082 shares with a weighted average remaining contractual life of 2.31 years and an aggregate intrinsic value of $2.5 million. Restricted stock units vested and expected to vest totaled 356,193 shares with a weighted average remaining contractual life of 2.29 years and an aggregate intrinsic value of $2.1 million.
During the three months ended September 30, 2012, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 1,654,000 shares. As of September 30, 2012 and June 30, 2012, there were a total of approximately 1,806,000 and 507,000 shares available for grant under our stock option and equity incentive plans, respectively.
The following table summarizes the stock-based compensation expense recorded for stock options and restricted stock units issued to employees and nonemployees (in thousands):

	Three Months Ended
	September 30,
	2012	2011
Cost of revenue	$37	$27
Research and development	639	602
Selling and marketing	359	215
General and administrative	385	336
Total stock-based compensation expense	$1,420	$1,180
We use the Black-Scholes pricing model to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock-based awards granted during the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended
	September 30,
	2012	2011
Expected volatility	73%	63%
Expected term (in years)	4.94	4.50
Risk-free interest rate	0.61%	0.96%
Dividend yield	—	—

8.	Stock repurchase program
On October 27, 2011, we announced that our Board of Directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $3.0 million of cash to repurchase 496,537 shares of our common stock at an average purchase price of $6.01 per share during the three months ended September 30, 2012. Through September 30, 2012, we had utilized a total of $7.6 million of cash to repurchase

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

1,107,183 shares of our common stock at an average purchase price of $6.86 per share under this program. The repurchased shares are being held as treasury shares. As of September 30, 2012, the remaining authorized amount of stock repurchases that may be made under the current repurchase program was $12.4 million.
We used the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the three months ended September 30, 2012, we reduced common stock and APIC by an aggregate of $1.6 million and charged $1.4 million to retained earnings.

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate was 28% and 36% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate of 28% for the three months ended September 30, 2012 was lower than the tax computed at the U.S. federal statutory income tax rate, as well as our effective tax rate for the three months ended September 30, 2011, due primarily to a discrete benefit of $1.0 million as a result of changes in intercompany arrangements.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of September 30, 2012 and June 30, 2012, our cumulative unrecognized tax benefits were $4.6 million and $4.4 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2012 and June 30, 2012 is $3.7 million and $3.6 million, respectively, that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $213,000 and $181,000 for the payment of interest and penalties at September 30, 2012 and June 30, 2012, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2011 through fiscal 2012 in the U.S., for fiscal 2008 through fiscal 2012 in state jurisdictions, and for fiscal 2007 through fiscal 2012 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
10. Subsequent events
On October 10, 2012, we completed our acquisition of privately held Local Merchant Services, Inc., or ThinkNear, a Los Angeles-based hyper-local mobile advertising company. We acquired 100% of the outstanding stock of ThinkNear for consideration of approximately $22.5 million, consisting of approximately $18.5 million in cash, plus restricted shares of our common stock and assumed stock options. The acquisition of ThinkNear will enable us to combine its targeting technology with our existing advertising solution to create a new mobile local advertising platform. The transaction will be accounted for under the acquisition method of accounting. We have not yet completed our preliminary fair value estimates for the assets acquired and liabilities assumed from ThinkNear.
On October 23, 2012, our Board of Directors authorized a new program for the repurchase of up to $20.0 million, inclusive of broker fees, of our shares of common stock through open market purchases pursuant to Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions under this program will depend on market conditions and other considerations.

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
In this Form 10-Q, “we,” “us” and “our” refer to TeleNav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2012 as “fiscal 2012” and the fiscal year ending June 30, 2013 as “fiscal 2013.”
Overview
Our mission is to make people's lives easier, less stressful, and more fun when they are on the go.
Our personalized navigation and location based services, or LBS, are created to meet the challenges of on-the-go people, such as deciding where to go, what to do, how to get there and when to leave. Our most recent services have solved these challenges by creating products that uniquely provide easily accessed, relevant, personalized information for everyday discovery, daily traffic, local search and voice navigation - across phones, computers, and cars. With millions of users able to access Telenav while on the go today, we believe that we are well positioned to capitalize on growing market opportunities related to connected cars and mobile advertising.
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
Through our hosted service delivery model, we provide our solutions to end users and customers through the networks of leading wireless carriers in the United States, including AT&T, Sprint, T-Mobile USA, Inc., or T-Mobile, U.S. Cellular Corporation, or U.S. Cellular, and through certain wireless carriers in other countries. We also provide on-board and connected off-board navigation software and services for automobile manufacturers and OEMs. Our flexible and proprietary platform enables us to efficiently reach and retain millions of end users, across all major mobile phone operating systems on a broad range of wireless network protocols as well as through advanced automotive navigation systems. This platform provides data and analytics that enable us to create more personalized experiences for mobile applications, location based advertising and customer lifecycle management.

We generate revenue from service subscriptions, including premium offerings, fixed fee arrangements, software licenses, and local mobile advertising. Our customers include end users, wireless carriers, automobile manufacturers and OEMs, advertisers and agencies, and enterprises. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. We also derive revenue from the delivery of customized software product and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed on 14 different Ford and Lincoln models. Ford and Lincoln models with our on-board automotive navigation product began shipping to South America with the 2012 model year. Our automobile manufacturer and OEM customers pay us a royalty fee upon production of a vehicle with our automotive navigation solutions.

As part of our efforts to generate revenue from local mobile advertising, we acquired Local Merchant Services, Inc., or

ThinkNear, in October 2012. Our mobile advertising platform is marketed as Scout Advertising and is focused on providing scalable tools and services that will help brick-and-mortar advertisers discover and drive more customers.   We help advertisers deliver hyper-local, performance based ads to consumers on connected mobile devices in both search and display-based ad formats. We also provide "drive to" reporting to our advertisers, which is the ability to measure how many consumers took action to drive to a location after viewing an advertisement.  The targeting capabilities we acquired from ThinkNear allow us to target users within close proximity of specific locations, and we also leverage keywords and situational targeting to reach the right users for our advertising partners.  Our platform provides the ability to deliver ads to thousands of mobile applications and is compatible with all of the major U.S. mobile operating systems.

Key components of our results of operations
Sources of revenue
We offer voice-guided, real time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands) including Sprint Navigation, AT&T Navigator and Your Navigator Deluxe. Our technology also powers automotive navigation solutions that provide accurate, easy to use LBS to drivers, including search, POI and traffic services. Our enterprise LBS allow enterprises to monitor and manage mobile workforces and assets by using our LBS platform to track job status and the location of workers, field assets and equipment. We have introduced other LBS solutions with new business models and distribution channels in our current LBS market and adjacent markets, including location based mobile advertising and premium LBS. While we have already introduced certain components or initial versions of several of these LBS solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors, including adoption by wireless carrier customers, automobile manufacturers and OEMs of our LBS; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising and social networking. We believe our cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to cover the costs of these anticipated efforts for the foreseeable future.
We primarily derive our revenue from our wireless carrier customers for their end users' subscriptions to our LBS, as well as from activation fees for certain of our services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a standalone basis. In addition, we derive revenue from the delivery of customized software product and royalties from the distribution of this customized software in certain automotive navigation applications. We also offer our applications directly to end users through application stores such as the Apple App Store and Google Play. More recently, we have implemented revenue models based on free versions of our services which can generate fees through advertising supported arrangements, and subscriber upgrades to more premium versions for a fee. In the future, we may have other revenue models. We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, as well as hardware we sell in conjunction with providing our enterprise LBS; services revenue consists primarily of revenue we derive from our LBS, enterprise LBS, mobile advertising and premium LBS.

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
AT&T represented 39% and 38% of our revenue in the three months ended September 30, 2012 and 2011, respectively. Our agreement with AT&T expires in March 2013 and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our LBS.
Sprint represented 21% and 39% of our revenue in the three months ended September 30, 2012 and 2011, respectively. We operate under an agreement with Sprint, which we most recently amended in July 2012. Under this amended agreement, we and Sprint have agreed to continue the fixed fee arrangement related to the Sprint bundle through June 30, 2013, and to partner to generate revenue from premium navigation and mobile advertising programs through December 31, 2015. This amendment resulted in a significant reduction in our revenue from Sprint beginning July 1, 2012 compared to revenue levels recognized prior to the amendment. Sprint is not obligated to continue to bundle our navigation services after June 30, 2013, and even if Sprint does continue to bundle we may not receive meaningful compensation for such distribution of our services. We anticipate that we will continue to depend on AT&T and to a lesser extent, Sprint for a material portion of our revenue for the foreseeable future.

Ford represented 20% of our revenue in the three months ended September 30, 2012 and less than 10% of our revenue in the three months ended September 30, 2011. We provide both an on-board and an off-board connected navigation solution to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. We recognize revenue from our on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions generally as the software is reproduced and installed in vehicles. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford.
Subscription fees from our wireless carrier customers represented a substantial majority of our revenue in the three months ended September 30, 2012 and 2011. Subscription fee revenue from our mobile navigation service represented 67% and 84% of our revenue in the three months ended September 30, 2012 and 2011, respectively. Subscription fee revenue from our mobile navigation service declined from the three months ended September 30, 2011 to the three months ended September 30, 2012, primarily due to the transition to a fixed fee with Sprint and a decrease in the number of paying subscribers for navigation services provided through AT&T and T-Mobile. Revenue from our automotive navigation solutions represented 20% and 8% of our revenue in the three months ended September 30, 2012 and 2011, respectively. Revenue from our enterprise LBS, mobile advertising and premium LBS represented 13% and 8% of our revenue in the three months ended September 30, 2012 and 2011, respectively.

In the three months ended September 30, 2012 and 2011, we generated 93% and 95% of our revenue, respectively, in the United States. In absolute dollars, revenue from our international operations increased in the three months ended September 30, 2012 compared to the three months ended September 30, 2011.
Cost of revenue
Our cost of revenue consists primarily of the cost of the third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects and stock-based compensation. The largest component of our cost of revenue is the fees we pay to providers of map and POI data, TomTom and NAVTEQ. We have long term agreements with TomTom and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and on a fixed fee basis. With respect to both TomTom and NAVTEQ, we are required to pay certain minimum fees for access to their content by our mobile navigation customers. For our on-board navigation solutions provided to Ford, we pay royalties on a per unit produced basis. We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board auto navigation solutions and recognition of deferred development costs, as well as the cost of hardware we sell in conjunction with providing our enterprise LBS. Cost of services revenue consists primarily of the costs associated with third party content, data center operations, customer support, amortization of capitalized software and stock-based compensation that we incur in providing our LBS, enterprise LBS, mobile advertising and premium LBS.

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
We use map and POI data from TomTom to provide services for Sprint's bundled offerings. We pay TomTom a percentage of the fees earned from Sprint for basic navigation services and gross advertising and a flat monthly fee per subscriber for premium services. We also pay TomTom certain guaranteed minimum payments for such services. The expiration of the license period for navigation services we provide using data provided by TomTom for Sprint's bundled offerings is June 30, 2013.

We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions, which generally have higher associated third party content costs than our navigation offerings provided through wireless carriers. In addition, our cost of revenue will increase as the number of our end users increases, including those through freemium offerings, and average usage of our services by end users increases. We anticipate that our cost of revenue will also increase over time as we continue to enhance the richness of the content offered by our products. Finally, our cost of revenue will be impacted by amortization and depreciation expenses associated with planned data center capacity and redundancy increases, as well as increased amortization and recognition of deferred software development costs.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses increased in absolute dollars in the last three fiscal years, as we became a public company and built our infrastructure and added employees across all categories to support our growth, developed new services and products, and expanded into international markets. We expect that certain costs will continue to increase over time, including compensation and related costs; however, we are evaluating spending in certain areas and taking actions to create greater efficiencies. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel into, our strategic growth areas.
Research and development. Research and development expenses consist primarily of personnel costs for our development employees and costs of outside consultants. We have focused our research and development efforts on improving the ease of use and functionality of our existing services, as well as developing new service and product offerings in our existing markets and in new markets. A majority of our research and development employees are located in our development centers in China and, as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, product management and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue has been derived from wireless carriers, which bear much of the expense of marketing and promoting our services to their subscribers. As a result, the majority of our sales and marketing expenses relate to supporting our wireless carrier customers and attracting new wireless carrier customers to offer our LBS. We expect to increase our investment in sales and marketing activities, in part, to support our initiatives in the auto industry and mobile advertising and to promote our branded services directly to end users.
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

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the United States. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by increases in nondeductible stock compensation or other nondeductible expenses, Our effective tax rate could also fluctuate due to a change in our earnings projections, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2012 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Results of operations

The following tables set forth our results of operations for the three months ended September 30, 2012 and 2011, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended
	September 30,
Consolidated Statements of Income Data	2012	2011
	(in thousands)
Revenue:
Product	$9,300	$4,069
Services	36,656	48,663
Total revenue	45,956	52,732
Cost of revenue:
Product	4,532	1,894
Services	7,880	8,422
Total cost of revenue	12,412	10,316
Gross profit	33,544	42,416
Operating expenses:
Research and development	15,604	16,479
Sales and marketing	8,601	7,467
General and administrative	5,997	6,250
Total operating expenses	30,202	30,196
Income from operations	3,342	12,220
Other income, net	422	492
Income before provision for income taxes	3,764	12,712
Provision for income taxes	1,063	4,528
Net income	$2,701	$8,184

	Three Months Ended
	September 30,
	2012	2011
	(as a percentage of revenue)
Revenue:
Product	20%	8%
Services	80%	92%
Total revenue	100%	100%
Cost of revenue:
Product	10%	4%
Services	17%	16%
Total cost of revenue	27%	20%
Gross profit	73%	80%
Operating expenses:
Research and development	34%	31%
Sales and marketing	19%	14%
General and administrative	13%	12%
Total operating expenses	66%	57%
Income from operations	7%	23%
Other income, net	1%	1%
Income before provision for income taxes	8%	24%
Provision for income taxes	2%	8%
Net income	6%	16%

	Three Months Ended
	September 30,
	2012	2011
Additional Key Metrics	(in millions)
Total end users as of period end	34.3	27.8

Comparison of the three months ended September 30, 2012 and 2011
Revenue.
Product revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, as well as hardware we sell in conjunction with providing our enterprise LBS. Product revenue increased 129% to $9.3 million in the three months ended September 30, 2012 from $4.1 million in the three months ended September 30, 2011. The increase was due primarily to increased revenue from automotive navigation solutions we provide for Ford vehicles, including the launch of our solutions in additional Ford and Lincoln models.
Services revenue. Services revenue consists primarily of revenue we derive from our LBS, enterprise LBS, mobile advertising and premium LBS. Services revenue decreased 25% to $36.7 million in the three months ended September 30, 2012 from $48.7 million in the three months ended September 30, 2011. The decrease was due primarily to lower revenue from Sprint resulting from our July 2012 Sprint amendment, which resulted in a significant reduction in our fixed fee revenue from Sprint for bundled users beginning July 1, 2012, and lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T and T-Mobile. These decreases were partially offset by growth in monthly subscription fees from end users of our mobile navigation services provided through U.S. Cellular, growth in revenue from monetization of freemium offerings through wireless carriers and application stores, and growth in mobile navigation revenue internationally. . The majority of our end users receive access to our navigation application through bundled offerings, for which we are paid by the carrier that offers such bundles. We also have end users that pay a fee for our navigation offerings through either a monthly or annual subscription to our voice-guided turn by turn navigation service, including users who pay to upgrade to our premium services. In addition to paying end users, we have users of our freemium offerings, which include free voice-guided turn by turn navigation for certain Android platforms and a free visual navigation application for the iPhone. While we do not directly collect revenue from these free basic navigation services, we offer a path to upgrade to premium paid services, and we also leverage these customers to drive mobile advertising revenue. Freemium offering end users as of period end represents the number of freemium subscribers who activated service within the last 12 months.
In the three months ended September 30, 2012 and 2011, revenue from Sprint represented 21% and 39% of our total revenue, respectively, and revenue from AT&T represented 39% and 38% of our total revenue, respectively. In the three months ended September 30, 2012, Ford represented 20% of our total revenue. No other customer represented more than 10% of our total revenue in either period.
Subscription fees from our mobile navigation service represented 67% and 84% of our total revenue in the three months ended September 30, 2012 and 2011, respectively.

We primarily sell our services in the United States. In the three months ended September 30, 2012 and 2011, revenue derived from U.S. sources represented 93% and 95% of our total revenue, respectively.
Cost of revenue.
Cost of product revenue. Our cost of product revenue increased 139% to $4.5 million in the three months ended September 30, 2012 from $1.9 million in the three months ended September 30, 2011, which was slightly higher than the 129% increase in product revenue due primarily to an increase in third party content costs.
Cost of services revenue. Our cost of services revenue decreased 6% to $7.9 million in the three months ended September 30, 2012 from $8.4 million in the three months ended September 30, 2011. Cost of services revenue decreased at a lower rate than the 25% decrease in services revenue for the comparable period primarily due to our July 2012 Sprint amendment, which resulted in a significant reduction in our fixed fee revenue from Sprint beginning July 1, 2012. Cost of revenue decreased in absolute dollars primarily due to a decrease in third party content costs and decreased data center costs, which were partially offset by increased customer support costs.
Gross profit. Our gross profit decreased to $33.5 million in the three months ended September 30, 2012 from $42.4 million in the three months ended September 30, 2011. Our gross margin decreased to 73% in the three months ended

September 30, 2012 from 80% in the three months ended September 30, 2011. The decrease in gross margin was due to lower services revenue from Sprint and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to Ford, which generally have higher associated content costs and resulting lower gross margins than our LBS services provided through our wireless carrier customers. We expect our gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services especially from other freemium offerings. In addition, our gross margin will be negatively impacted in the future by the anticipated amortization of developed technology assets acquired as part of our acquisition of ThinkNear.
Research and development. Our research and development expenses decreased 5% to $15.6 million in the three months ended September 30, 2012 from $16.5 million in the three months ended September 30, 2011. The decrease was primarily due to decreased compensation and benefits costs associated with decreased average headcount, primarily in our China offices. As a percentage of revenue, research and development expenses increased to 34% in the three months ended September 30, 2012 from 31% in the three months ended September 30, 2011. The total number of research and development personnel decreased 20% to 614 at September 30, 2012 from 767 at September 30, 2011. We believe that as we continue to invest in expanding the LBS we offer, establish relationships with new wireless carrier customers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand the services and products we offer.
Sales and marketing. Our sales and marketing expenses increased 15% to $8.6 million in the three months ended September 30, 2012 from $7.5 million in the three months ended September 30, 2011. The increase was primarily due to increased advertising and promotion expenses. As a percentage of revenue, sales and marketing expenses increased to 19% in the three months ended September 30, 2012 from 14% in the three months ended September 30, 2011. The total number of sales and marketing personnel increased 8% to 148 at September 30, 2012 from 137 at September 30, 2011.We expect that our sales and marketing expenses will continue to increase over time in absolute dollars.
General and administrative. Our general and administrative expenses decreased 4% to $6.0 million in the three months ended September 30, 2012 from $6.3 million in the three months ended September 30, 2011. The decrease was primarily due to decreased legal costs, partially offset by increased costs associated with higher compensation and benefits. The total number of general and administrative personnel decreased 9%, to 69 at September 30, 2012 from 76 at September 30, 2011. As a percentage of revenue, general and administrative expenses increased to 13% in the three months ended September 30, 2012 from 12% in the three months ended September 30, 2011.
Other income, net. Our other income, net was $422,000 in the three months ended September 30, 2012 and $492,000 in the three months ended September 30, 2011.
Provision for income taxes. Our provision for income taxes decreased to $1.1 million in the three months ended September 30, 2012 from $4.5 million in the three months ended September 30, 2011. Our effective tax rate was 28% in the three months ended September 30, 2012 compared to 36% in the three months ended September 30, 2011. Our effective tax rate of 28% for the three months ended September 30, 2012 was lower than the tax computed at the U.S. federal statutory income tax rate, as well as our effective tax rate for the three months ended September 30, 2011, due primarily to a discrete benefit of $1.0 million as a result of changes in intercompany arrangements.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2012 and June 30, 2012, our cumulative unrecognized tax benefits were $4.6 million and $4.4 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2012 is $3.7 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $213,000 and $181,000 accrued for the payment of interest and penalties at September 30, 2012 and June 30, 2012, respectively.

We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2011 through fiscal 2012 in the U.S., for fiscal 2008 through fiscal 2012 in state jurisdictions, and for fiscal 2007 through fiscal 2012 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

Liquidity and capital resources

The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Three Months Ended
	September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	21,856	3,286
Net cash provided by (used in) investing activities	(10,705)	11,489
Net cash used in financing activities	(2,749)	(6,643)
Effect of exchange rate changes on cash and cash equivalents	(7)	(44)
Net increase in cash and cash equivalents	$8,395	$8,088
At September 30, 2012, we had cash, cash equivalents and short-term investments of $216.6 million, which primarily consisted of money market mutual funds, certificates of deposit, municipal securities, corporate bonds, and commercial paper held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2012, our accounts receivable balance was $30.9 million, of which AT&T and Ford represented 43% and 27%, respectively.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to satisfy our financial obligations for the foreseeable future. However, we may experience lower than expected cash generated from operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our wireless carrier and automotive customers, three of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them. During the three months ended September 30, 2012, we received prepayment of the guaranteed fixed fee related to Sprint bundle subscribers for fiscal 2013. Sprint is not obligated to continue to bundle our navigation services after June 30, 2013. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by operating activities. Net cash provided by operating activities was $21.9 million and $3.3 million in the three months ended September 30, 2012 and 2011, respectively. Cash provided by or used in operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount related costs and royalty payments for portions of the content provided in our products. In the three months ended September 30, 2012, cash provided by operating activities was provided principally by net income of $2.7 million, adjusted for non-cash charges for depreciation and amortization of $1.9 million, stock-based compensation of $1.4 million and accretion of premium on short-term investments of $1.1 million, and $14.8 million from changes in our operating assets and liabilities which resulted primarily from an increase in deferred revenue of $19.3 million as a result of Sprint’s prepayment under its fixed annual fee arrangement. In the three months ended September 30, 2011, cash provided by operating activities was provided principally by net income of $8.2 million, non-cash charges for depreciation and amortization of $2.1 million, and stock-based compensation of $1.2 million, partially offset by $8.8 million from changes in our operating assets and liabilities.
Net cash provided by (used in) investing activities. We used net cash in investing activities of $10.7 million and generated net cash from investing activities of $11.5 million during the three months ended September 30, 2012 and 2011, respectively. Cash used in investing activities has historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment and internal software development costs. We expect to make additional purchases of property and equipment in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as replace equipment nearing the end of its service life. In the three months ended September 30, 2012, cash used in investing activities was used principally for purchases of short-term investments, net of proceeds from sales and maturities, of $9.6 million, purchases of property and equipment of $0.5 million, and additions to capitalized software of $0.4 million. In the three months ended September 30, 2011, cash provided by investing activities was provided principally from sales and maturities of short-term investments, net of purchases, of $16.9 million, partially offset by purchases of property and equipment of $2.8 million and acquisition costs of $1.8 million, net of cash acquired.
Net cash used in financing activities. During the three months ended September 30, 2012 and 2011, we used cash in our financing activities of $2.7 million and $6.6 million, respectively, primarily to repurchase shares of our outstanding common stock under our stock repurchase programs. In the three months ended September 30, 2012, we utilized $3.0 million of cash to repurchase 496,537 shares of our common stock at an average purchase price of $6.01 per share, partially offset by proceeds from the exercise of stock options. In the three months ended September 30, 2011, we utilized $7.9 million of cash to repurchase shares of our common stock, partially offset by proceeds from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of September 30, 2012, we had an aggregate of $46.4 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $46.4 million of future minimum commitments were comprised of $12.4 million due in fiscal 2013; $9.8 million due in fiscal 2014; $5.8 million due in fiscal 2015; $4.0 million due in fiscal 2016; $4.1 million due in fiscal 2017, and $10.4 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese Renminbi, or RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. As of September 30, 2012, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office, or PTO. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the PTO issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the Court allowed. On September 13, 2010, the PTO rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, we responded to the office action and WRE-Hol’s response. On April 4, 2011, the PTO rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, we responded to WRE-Hol’s filing. On November 15, 2011, the PTO issued an Action Closing Prosecution, rejecting 44 and confirming seven out of 51 claims subject to reexamination. On November 21, 2011, WRE-Hol filed a Motion to Lift Stay and Enter Amended Scheduling Order. On December 27, 2011, the Court denied WRE-Hol’s Motion. On February 27, 2012, we filed a Notice of Appeal with the PTO, appealing the Examiner’s findings regarding the confirmed claims of the patent-in-suit. On March 15, 2012, we filed with the PTO a reexamination request for all surviving claims of the asserted patent. On May 14, 2012 the PTO granted the request and ordered an ex parte reexamination of six of the seven allowed claims. On May 25, 2012, we filed a request for reconsideration as to the seventh claim. On September 5, 2012 the PTO granted the request for reconsideration and ordered ex parte reexamination of that claim to proceed in connection with the ex parte reexamination of the 6 other claims. On September 20, 2012 the parties filed a Joint Status Report with the Court. On September 28, 2012, the Court reviewed the Joint Status Report and issued an order requiring the parties to submit an updated status report by March 28, 2013. On September 28, 2012 the PTO Examiner issued his Answer to our appeal in the Inter Partes Reexamination, stating that that the prior finding of patentability of the seven allowed should be sustained. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information amended complaint asserting that the patents-in-suit are not infringed and are invalid. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 31, 2011, we filed an answer to the second amended complaint asserting that the patent-in-suit is not infringed and is invalid. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On February 22, 2012 the case was reassigned to Judge Michael H. Schneider. On March 27, 2012, the defendants filed with the Court a Motion to Stay Pending Ex Parte Reexamination. On May 30, 2012, the Court granted the defendants’ Motion to Stay and stayed the case until at least November 2012. On October 10, 2012 the defendants filed a Motion to Continue the Stay Pending Plaintiff's Appeal of the Final Ex Parte Reexamination. The Court has not yet ruled on the Motion. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.
On August 30, 2012 NAVTEQ North America LLC, or NAVTEQ, filed a complaint against us in the Circuit Court of Cook County, Illinois (Case No. 2012L009862), alleging breach of the Data License Agreement, unjust enrichment and quantum meruit, and fraud. NAVTEQ is seeking actual and punitive damages should judgment be found in its favor. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is probable that we will incur a loss; however, beyond the amounts already accrued we cannot currently estimate a range of possible losses, if any, we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.
In addition, we have received, and expect to continue to receive, demands for indemnification from our wireless carrier and other customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. At this time, we are not a party to the following cases; however our customers have requested that we indemnify them in connection with such cases:
In 2008, Alltel, AT&T, Sprint and T-Mobile each demanded that we indemnify and defend them against lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”), in the Northern District of Ohio (Case Nos. 4:08-cv-822, 4:08-cv-821, 4:08-cv- 817, 4:08-cv-818). The lawsuits allege that the delivery of wireless telephone services infringes U.S. Patents Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 and seek unspecified damages. In 2009, after T-Mobile also sought indemnification and defense from Google, Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the PTO completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur losses; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.
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
In February 2010, Sprint demanded that we indemnify and defend it against a lawsuit brought by Alfred P. Levine, an individual, in the Eastern District of Texas (Case No. 2:09-cv-00372) alleging that Sprint and Samsung infringe U.S. Patent Nos. 6,243,030 and 6,140,943 in connection with providing wireless navigation systems, products and services. In March 2010, Sprint responded to the allegations, filing an answer that the patents-in-suit are not infringed, are invalid and unenforceable. Levine subsequently denied these counterclaims and requested that they be dismissed. At an initial scheduling conference held on August 30, 2010, the court set a claim construction hearing date of December 21, 2011 and a trial date of May 7, 2012. We agreed to indemnify and defend Sprint against the lawsuit. On October 28, 2010, Levine filed an amended complaint, adding groups of defendants from AT&T, T-Mobile, Verizon, HTC, Intermec, Kyocera, LG Electronics, Motorola, Palm, Research In Motion and Sanyo. In January 2011, AT&T demanded that we indemnify and defend it in the lawsuit. We offered to indemnify and defend AT&T against the lawsuit, with certain limitations, and are presently negotiating the scope of our indemnification obligations with AT&T. In February 2011, T-Mobile demanded that we indemnify and defend it in the lawsuit. We agreed to indemnify and defend T-Mobile against the lawsuit, with certain limitations. On January 10, 2011, the Court held a status conference. On January 14, 2011, the defendants filed a motion to modify the schedule to move the claim construction hearing and trial date to June 2012 and November 2012, respectively. On April 11, 2011, the Court granted-in-part the defendants’ motion, keeping the claim construction hearing in December 2011 but moving the trial date to August 6, 2012. On June 16, 2011, we moved to intervene in the Levine litigation in the Eastern District of Texas. On June 27, 2011, Research In Motion was dismissed from the case based on a confidential license and settlement agreement. On June 29, 2011, the Court granted our motion to intervene. On July 14, 2011, Levine filed an answer and counterclaim to our declaratory judgment complaint in intervention, asserting patent infringement claims against us based on Levine’s previous allegations against Sprint, T-Mobile and AT&T. On August 4, 2011, we answered Levine’s counterclaims of patent infringement. On September 30, 2011, the judge assigned to the case, Magistrate Judge Charles Everingham, retired from the bench. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 14, 2011, the defendants filed a Motion for Partial Summary Judgment of Invalidity Based on Indefiniteness of Certain Claims of U.S. Patent Nos. 6,140,943 and 6,243,030. On November 14, 2011, the claim construction hearing was moved to January 25, 2012. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On January 4, 2012, Judge Gilstrap recused himself and the case was reassigned to Judge Folsom. The hearings on claim construction and the defendants’ Motion for Partial Summary Judgment of Invalidity were held on January 25, 2012. On February 3, 2012, the Court issued its Claim Construction Order and denied the defendants’ Motion of Partial Summary Judgment of Invalidity. On February 22, 2012, the case was reassigned to Judge Michael Schneider. On March 19, 2012, the Court issued an order modifying the case schedule. On July 9, 2012, we entered into a confidential license and settlement agreement with the plaintiff. On July 16, 2012 pursuant to terms of the agreement, the plaintiff moved to dismiss all pending claims against us, AT&T, Sprint and T-Mobile in this action, and we, AT&T, Sprint and T-Mobile moved to dismiss all pending counterclaims against the plaintiff in this action. On July 19, 2012, the Court granted the motion and dismissed with prejudice all claims and counterclaims between the plaintiff and us and dismissed with prejudice all claims and counterclaims with respect to the Telenav products between the plaintiff, AT&T (including Nortex Communications Co.), Sprint, and T-Mobile. Beyond the amounts already accrued for legal and indemnification costs, we do not anticipate any additional liability as a result of this matter.
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
We are substantially dependent on two wireless carrier customers for a large portion of our revenue. In the three months ended September 30, 2012 and 2011, Sprint represented 21% and 39% of our revenue, respectively. Effective July 1, 2012, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2012 to December 31, 2015. Pursuant to the terms of our agreement with Sprint, we are Sprint’s preferred supplier of navigation applications until December 31, 2015 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on certain handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed annual fee through June 30, 2013 regardless of the number of subscribers (up to specified thresholds). Sprint is not obligated to continue to bundle our navigation services after June 30, 2013 and we cannot assure you that it will continue to do so, and even if Sprint does continue to bundle we may not receive meaningful compensation for such distribution of our services. This amendment will result in a significant reduction in revenue related to bundled navigation solutions from Sprint beginning July 1, 2012 compared to revenue levels recognized prior to the amendment.
In connection with our amended agreement with Sprint, we and Sprint have agreed to transition Sprint Navigation branded services to Scout branded navigation services. The branding transition may not increase end user recognition of our brand and may result in confusion that results in reduced or more limited adoption of our services by Sprint’s subscribers.
In the event that Sprint does not elect to continue to bundle our navigation services after June 30, 2013 and pay us a fee for such bundling, our financial condition and results of operations would be materially and adversely affected and we would have to develop other sources of revenue. Sprint may elect to eliminate our navigation services from its Simply Everything plans and we would no longer receive a fee for the inclusion of our services in that bundle. Although we have negotiated revenue sharing for advertising we provide to Sprint customers and premium subscription fees, in the event that we were no longer compensated by Sprint for the inclusion of our LBS in Sprint’s bundled service offerings, we believe that our revenue would decline substantially and our other sources of revenue from Sprint would not offset the shortfall in the near term. Our relationship with Sprint may also be negatively affected by Softbank's recent announcement that it would acquire a majority ownership interest in Sprint. If Sprint reduces its expenditures for marketing our LBS, changes its Simply Everything plans to eliminate our services, prices our LBS at a level that makes them less attractive or offers and promotes competing LBS, in lieu of, or to a greater degree than our LBS, our revenue would be materially reduced and our business, operating results and financial condition would be materially and adversely affected.
In the three months ended September 30, 2012 and 2011, AT&T represented 39% and 38% of our total revenue, respectively. AT&T is not required to offer our LBS. Our agreement with AT&T expires in March 2013 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Over time, AT&T subscribers may decrease their subscriptions for and usage of paid navigation services in favor of free or freemium offerings. We have experienced a limited amount of this erosion with AT&T subscribers to date and we anticipate that our revenue from AT&T may continue to be affected by this transition in the future. Our failure to otherwise maintain our relationship with AT&T would substantially harm our business.
We have a growing revenue stream from the automotive navigation market but we cannot be confident that this revenue will continue to grow.
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products were introduced in fiscal 2010 in a limited number of vehicles and just recently reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 20% of our revenue in the three months ended September 30, 2012 and less than 10% of our revenue in the three months ended September 30, 2011. Our contract with Ford expires in May 2014, and may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after May 2014, our revenue may decline.
We may not successfully increase our revenue from Ford in the medium- and long-term if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties. Our other automobile manufacturers or OEMs, such as Delphi Automotive Systems LLC, or Delphi, may not produce significant revenue if they launch limited models or due to competition from third parties.
Our current relationships with Ford and Delphi provide for a different revenue model than has historically been associated with our wireless carrier business, and for on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. In addition we recognize royalties earned from our on-board solutions generally as the software is reproduced and installed in vehicles. We have little experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford and Delphi as customers our revenue will decline. Even if we retain Delphi as a customer, automobile manufacturers may not elect to purchase Delphi's navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. If so, we may be unable to build a direct relationship with a given automobile manufacturer or with a different OEM.

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
We recently introduced Scout, a service that end users can access for navigation and planning with their mobile phones, computers, and cars. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs. If we fail to develop innovative products that automobile manufacturers and end users adopt, our operating results and financial condition could be harmed.
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
We provide freemium personalized navigation apps on the Apple Inc., or Apple, App Store and through other marketplaces and our wireless carrier partners. Freemium offerings are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising. We may not achieve substantial end user acceptance of these products, and even if end users download and use the freemium products, we may not be successful in converting those “free” users into paid users. In addition, certain of our paying end users have converted to our freemium offerings. We have limited experience in marketing our products and services directly to end users or generating advertising revenue. We may not be successful in gaining visibility among end users without incurring significant expenses to market our products and services to those users. In addition, we do not have experience in converting users of free applications to paid users or in generating revenue from full featured products solely through advertising revenue. If we are unable to achieve high visibility among end users on a cost effective basis or fail to convince those end users to convert to paid products and revenue producing services, we may be unable to sustain our revenue and profitability and we may incur losses in the future.
We may not successfully generate advertising revenue as a result of our recent acquisition of ThinkNear or from our LBS if we are unable to attract and retain advertisers.
Although we began providing advertising to some of our end users in 2010, to date, we have not generated material revenue from advertising. In October 2012, we acquired ThinkNear, a privately-held Los Angeles-based hyper-local mobile advertising company. In order to grow our advertising business, we need to identify and attract a sufficient number of advertisers for the available ad placements in our LBS or through display ads offered by ThinkNear. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  To date, we have had to demonstrate to prospective advertisers the benefits of placing advertisements in driving routes or with POI searches as there is not a widely accepted belief that end user impressions or unique “drive to” cost per action advertising in a navigation setting are more likely to result in a purchase. We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of advertising in our LBS. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation.
We operate in a highly competitive market, including competitors that offer their services for free, which could make it difficult for us to acquire and retain wireless carrier customers and end users.
The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer LBS that have at least equivalent functionality to ours for free. For example, Google, Inc., or Google, offers free voice-guided turn by turn navigation as part of its Google Maps product for mobile devices based on the Android 1.6 and higher operating system platform and Nokia Corporation, or Nokia, provides a download for its latest version of Nokia Maps on its smartphones which also provides voice-guided turn by turn navigation functions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows

Phone operating systems. Apple has recently launched proprietary maps and voice-guided turn by turn directions as part of its iOS 6 operating system release on the iPhone 5 as well as the upgrade available for the iPhone 4S, which effectively means these capabilities are free to consumers who have this update on their handsets. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful.
Our primary competitors include providers of LBS such as Apple, Google, Microsoft Corporation, or Microsoft, Nokia, TeleCommunication Systems, or TCS, Intel Corporation, or Intel, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Apple, Mapquest, Inc., or Mapquest, Google, Microsoft and Yahoo!, Inc., or Yahoo; and wireless carriers and communication solutions providers developing their own LBS. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as Robert Bosch GmbH, or Bosch, Garmin, TomTom and NNG LLC, or Nav N Go, as well as other competitors such as Google, Microsoft and TCS. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
In the future, we may make acquisitions to improve our LBS offerings or expand into new markets, such as our recent acquisition of ThinkNear. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Our acquisition of ThinkNear involves, and any other mergers and acquisitions we may pursue would involve, numerous risks, including the following:

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
Although historically wireless carriers controlled provisioning and access to the applications that could be used on mobile phones connected to their networks, in recent years consumers have been able to download and provision applications from individual provider websites and to select from a menu of applications through the Apple App Store, Google Play, the Blackberry App World, Microsoft Windows Phone Marketplace and other application aggregators. In these marketplaces there is a high premium on being noticed. In order to achieve high market rankings many vendors, including ourselves, provide free versions of products that then provide opportunities for end users to upgrade to premium versions for a charge. This distribution model may not be sustainable if the cost of providing free services is greater than the revenue opportunity associated with the premium services and any related revenue opportunity for free services, such as advertising.
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
As a percentage of revenue, our operating income was 7% and 23% and our net income was 6% and 16% in the three months ended September 30, 2012 and 2011, respectively. Since June 30, 2008, we have made significant investments in new operating and information systems and additional data centers, hired substantial numbers of new research and development, sales and marketing and general and administrative personnel and expanded our operations outside the United States. Efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 months to two years and in order to win designs and achieve revenue from this growth area, we have to make investments two to four years before we anticipate receiving revenue, if any. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business. As a result of these factors, we believe our operating income and net income may decline significantly as a percentage of revenue at least through fiscal 2013 and we may incur losses. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.
We are substantially dependent on revenue from our mobile navigation service and, if we fail to generate significant revenue from other services, our operating results may be harmed if revenue from our mobile navigation service declines.
Although revenue in absolute dollars from sources other than mobile navigation rose in all periods presented, revenue from our mobile navigation service declined from 84% of our revenue in the three months ended September 30, 2011 to 67% of our revenue in the three months ended September 30, 2012. Although some of our other sources of revenue, such as automotive navigation and advertising are growing, in the near term we anticipate that mobile navigation will continue to represent the majority of our revenue. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier customers or the number of end users for mobile navigation were to decline, our revenue would be substantially harmed. We have experienced a reduction of revenue from mobile navigation, partially as a result of increased competition from free and other low cost offerings and from the renegotiation of agreements with our wireless carrier customers. In addition, certain of our wireless carriers have experienced a reduction in the number of navigation subscribers, who have moved to freemium or free offerings. We may be unable to increase our revenue from our enterprise LBS, automotive navigation, mobile advertising and premium LBS. If we were unable to offset declining revenue from mobile navigation by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.
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

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free ;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the effectiveness of our entry into new business areas, such as advertising;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of new mobile phone introductions by our wireless carrier customers;

•	the loss of our relationship with any particular wireless carrier customer;

•	the timing and success of wireless carrier customers’ marketing expenditures;

•	the ability of our automobile manufacturer customers to sell automobiles equipped with our products

•
the seasonality of new vehicle model introductions and consumer buying patterns, as well as the affects of financial market turmoil and economic uncertainty on vehicle purchases, particularly outside of the U.S.;

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
In addition, being selected to participate and being designed into new vehicle models is a lengthy and time consuming process and our LBS platform may not be included for factors beyond our control if we are participating in the vehicle design with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our LBS platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturer. These delays may make it difficult to predict when we will generate revenue from new customers.
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
As of September 30, 2012, we had international operations in China, the United Kingdom and Brazil. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 93% and 95% of our total revenue for the three months ended September 30, 2012 and 2011, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
We have received, and may in the future receive, claims from third parties asserting infringement and other related claims. As of the date of this Quarterly Report on Form 10-Q, we were named as a defendant in several cases alleging that our services infringe other parties’ patents, as well as other matters. See Part I, Item 3, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our wireless carrier customers by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us or our wireless carrier customers. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

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
Legislation may also be adopted in various jurisdictions that prohibits use of personal information and search histories to target end users with tailored advertising, or provide advertising at all. Although our advertising revenue to date is not significant, we anticipate we will continue to grow advertising revenue in the future to improve average revenue per user in certain markets.
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
Risks related to being a publicly traded company and holding our common stock
As a public company, we are obligated to develop and maintain effective internal control over financial reporting. We may not always complete our assessment of the effectiveness of our internal control over financial reporting in a timely manner, or such internal control may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
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
As a public company, we incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the stock exchange on which our common stock is traded. We are generally not eligible to report under reduced disclosure requirements or benefit from longer phase in periods for “emerging growth companies” as such term is defined in the Jumpstart Our Business Act of 2012. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to impact our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are unable currently to estimate these costs with any degree of certainty. We also expect that, over time, it may be more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers if we cannot provide a level of insurance coverage that they believe is adequate.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 56.3% of our common stock outstanding as of June 30, 2012. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2012	—	$—	—	$15,388,245
August 1 – August 31, 2012	329,432	$5.97	329,432	$13,421,105
September 1 – September 30, 2012	167,105	$6.09	167,105	$12,402,931
Total	496,537	$6.01	496,537	$12,402,931

(1)
The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us on October 27, 2011. Our board of directors authorized us to purchase shares of our common stock up to an aggregate of $20.0 million, inclusive of broker fees. This stock repurchase plan expired on October 27, 2012. On October 23, 2012, our board of directors adopted a new 12 month plan to repurchase up to $20.0 million, inclusive of broker fees, of our common stock pursuant to Rule 10b-18.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.13.5+	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	10-K	10.13.5	9/7/2012

10.13.6+	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012	10-K	10.13.6	9/7/2012

10.15.6+	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012

10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012

10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson.	10-K	10.27	9/7/2012

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	November 5, 2012	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	November 5, 2012	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.13.5+	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	10-K	10.13.5	9/7/2012

10.13.6+	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012	10-K	10.13.6	9/7/2012

10.15.6+	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012

10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012

10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson.	10-K	10.27	9/7/2012

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS*	XBRL Instance Document	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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