Form 10-Q
period 2012-12-31
Telenav, Inc.
filed 2013-02-08
CIK 1474439

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2012

or

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
As of January 31, 2013, there were approximately 40,612,008 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2012	June 30, 2012*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$22,750	$6,920
Short-term investments	185,058	192,548
Accounts receivable, net of allowances of $308 and $314 at December 31, 2012 and June 30, 2012, respectively	25,195	25,316
Deferred income taxes	825	1,403
Prepaid expenses and other current assets	14,944	14,319
Total current assets	248,772	240,506
Property and equipment, net	13,663	15,442
Deferred income taxes, non-current	2,546	2,872
Goodwill and intangible assets, net	19,815	923
Other assets	5,636	5,036
Total assets	$290,432	$264,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,891	$3,059
Accrued compensation	10,512	9,116
Accrued royalties	8,738	4,397
Other accrued expenses	17,295	8,385
Deferred revenue	24,143	9,222
Income taxes payable	1,333	1,350
Total current liabilities	63,912	35,529
Deferred rent, non-current	8,700	8,410
Other long-term liabilities	4,662	4,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 45,371 shares issued and 41,037 shares outstanding at December 31, 2012; 44,001 shares issued and 41,353 shares outstanding at June 30, 2012	42	42
Additional paid-in capital	118,479	118,855
Accumulated other comprehensive income	418	370
Retained earnings	94,219	97,251
Total stockholders’ equity	213,158	216,518
Total liabilities and stockholders’ equity	$290,432	$264,779

* Derived from audited consolidated financial statements as of and for the year ended June 30, 2012
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
Product	$14,793	$3,963	$24,093	$8,034
Services	35,833	49,203	72,489	97,864
Total revenue	50,626	53,166	96,582	105,898
Cost of revenue:
Product	9,251	1,905	13,783	3,799
Services	8,666	8,040	16,546	16,462
Total cost of revenue	17,917	9,945	30,329	20,261
Gross profit	32,709	43,221	66,253	85,637
Operating expenses:
Research and development	14,894	17,311	30,498	33,790
Sales and marketing	8,983	8,383	17,584	15,850
General and administrative	7,379	5,791	13,376	12,041
Total operating expenses	31,256	31,485	61,458	61,681
Income from operations	1,453	11,736	4,795	23,956
Other income, net	614	508	1,036	1,000
Income before provision for income taxes	2,067	12,244	5,831	24,956
Provision for income taxes	1,163	2,001	2,226	6,529
Net income	$904	$10,243	$3,605	$18,427
Net income per share:
Basic	$0.02	$0.25	$0.09	$0.45
Diluted	$0.02	$0.23	$0.08	$0.41
Weighted average shares used in computing net income per share:
Basic	40,895	41,232	41,103	41,391
Diluted	42,768	43,921	42,833	44,511
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income	$904	$10,243	$3,605	$18,427
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(38)	(84)	(45)	(128)
Unrealized gain (loss) on available-for-sale securities, net of tax	(64)	57	92	(50)
Other comprehensive income (loss), net of tax:	(102)	(27)	47	(178)
Comprehensive income	$802	$10,216	$3,652	$18,249

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2012	2011
Operating activities
Net income	$3,605	$18,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,255	3,927
Accretion of premium on short-term investments	2,217	2,309
Stock-based compensation expense	3,597	2,492
Write-off due to impairment	409	—
Excess tax benefits from employee stock option plans	(1)	(647)
Changes in operating assets and liabilities:
Accounts receivable	518	12,014
Deferred income taxes	1,109	1,242
Prepaid expenses and other current assets	(612)	(5,149)
Other assets	(2,549)	(2,855)
Accounts payable	(1,183)	(463)
Accrued compensation	1,396	2,936
Accrued royalties	4,341	(993)
Accrued expenses and other liabilities	8,629	1,031
Income taxes payable	4	1,829
Deferred rent	1,159	8,063
Deferred revenue	14,914	(36,720)
Net cash provided by operating activities	41,808	7,443
Investing activities
Purchases of property and equipment	(1,157)	(10,111)
Additions to capitalized software	(607)	(1,083)
Purchases of short-term investments	(73,589)	(56,313)
Purchase of long-term investments	(650)	—
Proceeds from sales and maturities of short-term investments	78,953	67,141
Acquisitions, net of cash acquired	(18,254)	(1,768)
Net cash provided by (used in) investing activities	(15,304)	(2,134)
Financing activities
Proceeds from exercise of stock options	1,374	1,244
Repurchase of common stock	(12,004)	(9,294)
Excess tax benefit from employee stock option plans	1	647
Net cash used in financing activities	(10,629)	(7,403)
Effect of exchange rate changes on cash and cash equivalents	(45)	(128)
Net increase (decrease) in cash and cash equivalents	15,830	(2,222)
Cash and cash equivalents, at beginning of period	6,920	24,053
Cash and cash equivalents, at end of period	$22,750	$21,831
Supplemental disclosure of cash flow information
Income taxes paid	$163	$4,938
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. Our personalized navigation and location based services, or LBS, are created to meet the challenges of on-the-go people, such as deciding where to go, what to do, how to get there and when to leave. Our most recent services have solved these challenges by providing easily accessed, relevant, personalized information for everyday discovery, daily traffic, local search and voice navigation - across mobile phones, computers, and cars. We operate in a single segment. Our fiscal year ends on June 30 and in this report we refer to the fiscal year ended June 30, 2012 as “fiscal 2012” and the fiscal year ending June 30, 2013 as “fiscal 2013.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of legal ownership, there exists a parent-subsidiary relationship between Telenav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses and profits of Jitu. The results of Jitu did not have a material impact on our overall operating results for the three and six months ended December 31, 2012 and 2011.
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
Concentrations of risk and significant customers
Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 33% and 39% of revenue for the three months ended December 31, 2012 and 2011, respectively, and 36% and 39% of revenue for the six months ended

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

December 31, 2012 and 2011, respectively. Receivables due from AT&T were 27% and 48% of total accounts receivable at December 31, 2012 and June 30, 2012, respectively. Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 19% and 38% of revenue for the three months ended December 31, 2012 and 2011, respectively, and 20% and 39% of revenue for the six months ended December 31, 2012 and 2011, respectively. Revenue related to services provided through Ford Motor Company, or Ford, comprised 30% and 25% of revenue for the three and six months ended December 31, 2012, respectively. As of December 31, 2012 and June 30, 2012, receivables due from Ford were 35% and 18% of total accounts receivable, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.
Our map and points of interest, or POI, data have been provided principally by TomTom North America, Inc., or TomTom, and Navigation Technologies Corporation, a Nokia company, or NAVTEQ, in the three and six months ended December 31, 2012 and 2011. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Recent accounting pronouncements
There have been no new accounting pronouncements during the six months ended December 31, 2012 as compared to the recent accounting pronouncements described in our Form 10-K, that are of significance to us.
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
Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock, and restricted stock units using the treasury-stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$904	$10,243	$3,605	$18,427
Shares used in computing net income per share:
Basic:
Weighted average common shares used in computing basic net income per share	40,895	41,232	41,103	41,391
Diluted:
Weighted average common shares used in computing basic net income per share	40,895	41,232	41,103	41,391
Add weighted average effect of dilutive securities:
Stock options	1,736	2,689	1,698	3,120
Restricted stock and restricted stock units	137	—	32	—
Weighted average common shares used in computing diluted net income per share	42,768	43,921	42,833	44,511
Net income per share:
Basic	$0.02	$0.25	$0.09	$0.45
Diluted	$0.02	$0.23	$0.08	$0.41
The following outstanding shares subject to options and restricted stock units were excluded from the computation of diluted net income per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Options to purchase common stock	1,982	1,522	2,501	853
Restricted stock units	758	—	794	—

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three and six months ended December 31, 2012 and 2011.
Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2012 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$21,174	$—	$—	$21,174
Cash equivalents:
Money market mutual funds	1,576	—	—	1,576
Total cash equivalents	1,576	—	—	1,576
Total cash and cash equivalents	22,750	—	—	22,750
Short-term securities:
Certificates of deposit	1,000	3	—	1,003
Municipal securities	165,975	234	(37)	166,172
Commercial paper	4,989	7	—	4,996
Corporate bonds	12,778	109	—	12,887
Total short-term investments	184,742	353	(37)	185,058
Cash, cash equivalents and short-term investments	$207,492	$353	$(37)	$207,808

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,430	$—	$—	$1,430
Cash equivalents:
Money market mutual funds	4,490	—	—	4,490
Commercial paper	1,000			1,000
Total cash equivalents	5,490	—	—	5,490
Total cash and cash equivalents	6,920	—	—	6,920
Short-term investments:
Asset-backed securities	1,001	—	(1)	1,000
Certificates of deposit	2,750	—	—	2,750
Municipal securities	160,114	208	(81)	160,241
Commercial paper	3,463	2	—	3,465
Corporate bonds	25,045	57	(10)	25,092
Total short-term investments	192,373	267	(92)	192,548
Cash, cash equivalents and short-term investments	$199,293	$267	$(92)	$199,468

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2012 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$55,482	$55,561
Due within two years	112,483	112,668
Due after two years	16,777	16,829
Total	$184,742	$185,058

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of December 31, 2012, we did not consider any of our investments to be other-than-temporarily impaired.

4.	Fair value of financial instruments
We measure certain financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

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
Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at December 31, 2012 (in thousands):

	Fair Value Measurements at December 31, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$1,576	$1,576	$—	$—
Total cash equivalents	1,576	1,576	—	—
Short-term investments:
Certificates of deposit	1,003	—	1,003	—
Municipal securities	166,172	—	166,172	—
Commercial paper	4,996	—	4,996	—
Corporate bonds	12,887	—	12,887	—
Total short-term investments	185,058	—	185,058	—
Cash equivalents and short-term investments	$186,634	$1,576	$185,058	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2012 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

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
Accretion of premium on short-term investments totaled $2.2 million and $2.3 million in the six months ended December 31, 2012 and 2011, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2012 or June 30, 2012.

5.	Commitments and contingencies
Operating lease and purchase obligations
As of December 31, 2012, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

	Payments due by period
	Total	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter
Operating lease obligations, net of sublease income	$25,446	$1,931	$4,377	$3,292	$2,960	$3,049	$9,837
Purchase obligations	15,214	8,230	6,403	581	—	—	—
Total contractual obligations	$40,660	$10,161	$10,780	$3,873	$2,960	$3,049	$9,837
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
On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:9-cv-1642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office, or PTO. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, Dr. HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the PTO issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the Court allowed. On September 13, 2010, the PTO rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, we responded to the office action and WRE-Hol’s response. On April 4, 2011, the PTO rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, we responded to WRE-Hol’s filing. On November 15, 2011, the PTO issued an Action Closing Prosecution, rejecting 44 and confirming seven out of 51 claims subject to reexamination. On November 21, 2011, WRE-Hol filed a Motion to Lift Stay and Enter Amended Scheduling Order. On December 27, 2011, the Court denied WRE-Hol’s Motion. On February 27, 2012 we filed a Notice of Appeal with the PTO, appealing the Examiner’s findings regarding the confirmed claims of the patent-in-suit. On March 15, 2012, we filed with the PTO a reexamination request for all surviving claims of the asserted patent. On May 14, 2012 the PTO granted the request and ordered an ex parte reexamination of six of the seven allowed claims. On May 25, 2012, we filed a request for reconsideration as to the seventh claim. On September 5, 2012 the PTO granted the request for reconsideration and ordered ex parte reexamination of that claim to proceed in connection with the ex parte reexamination of the six other claims. On September 20, 2012 the parties filed a Joint Status Report with the Court. On September 28, 2012, the Court reviewed the Joint Status Report and issued an order requiring the parties to submit an updated status report by March 28, 2013. On September 28, 2012 the PTO Examiner issued his Answer to our appeal in the Inter Partes Reexamination, stating that that the prior finding of patentability of the seven allowed should be sustained. On October 23, 2012 we filed a Rebuttal Brief in further support of our appeal. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:9-cv-1007). The plaintiff alleges that certain of our services, including our GPS Navigator and Telenav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The Court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The Court held a claim construction hearing on October 28, 2011. On December 12, 2011, the Court issued its claim construction ruling. On January 11, 2012, the parties filed a Stipulation and Proposed Order to Vacate Case Schedule to Focus on Early Dispositive Motions. The Order, which was entered by the Court on January 12, 2012, permits the TCS and Telenav Defendants to file early case-dispositive Motions for Summary Judgment of Noninfringement and postpones the current case schedule pending the resolution of those motions. The hearing on these Summary Judgment motions was held on May 18, 2012. On November 27, 2012, the Court granted the Motion and continued the stay until May 27, 2013. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information amended complaint asserting that the patents-in-suit are not infringed and are invalid. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 31, 2011, we filed an answer to the second amended complaint asserting that the patent-in-suit is not infringed and is invalid. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On February 22, 2012 the case was reassigned to Judge Michael H. Schneider. On March 27, 2012, the defendants filed with the Court a Motion to Stay Pending Ex Parte Reexamination. On May 30, 2012, the Court granted the defendants' Motion to Stay and stayed the case until at least November 2012. On October 10, 2012 the defendants filed a Motion to Continue the Stay Pending Plaintiff's Appeal of the Final Ex Parte Reexamination. On November 27, 2012, the Court granted the Motion and continued the stay until May 27, 2013. On January 14, 2013, the case was transferred to Judge Rodney Gilstrap. The Court has not yet ruled on the Motion. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On August 30, 2012 NAVTEQ North America LLC, or NAVTEQ, filed a complaint against us in the Circuit Court of Cook County, Illinois (Case No. 2012L009862), alleging breach of the Data License Agreement, unjust enrichment and quantum meruit, and fraud. NAVTEQ was seeking actual and punitive damages should judgment be found in its favor. On January 25, 2013, we entered into a confidential Settlement Agreement and Release with NAVTEQ. On February 7, 2013, the parties filed a Joint Motion to Dismiss all pending claims with prejudice, and the Court granted the Joint Motion. During the three months ended December 31, 2012, we accrued $1.3 million related to this settlement.

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
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”), in the Northern District of Ohio (Case Nos. 4:8-cv-822, 4:8-cv-821, 4:8-cv-817, 4:8-cv-818). The lawsuits allege that the delivery of wireless telephone services infringes U.S. Patents Nos. 5,946,611, 6,324,404, 6,847,822 and 7,289,763 and seek unspecified damages. In 2009, after T-Mobile also sought indemnification and defense from Google, Inc., or Google, Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the PTO completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

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
Under our 2002 Executive Stock Option Plan, 2009 Equity Incentive Plan and 2011 Stock Option and Grant Plan, eligible employees, directors and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units through the receipt of such awards as authorized by our board of directors.
Stock option activity for the six months ended December 31, 2012 was as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2012	7,707
Granted	1,027
Exercised	(753)
Canceled	(576)
Options outstanding as of December 31, 2012	7,405
Information regarding stock options outstanding at December 31, 2012 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	7,405	$5.89	6.93	$18,886
Options vested and expected to vest	7,053	$5.82	6.87	$18,512
Options exercisable	3,773	$4.64	5.53	$14,364
During the six months ended December 31, 2012, we granted restricted stock units for a total of 1,160,200 shares of our common stock, which vest over four years. Restricted stock units totaling 36,500 shares vested during the six months ended December 31, 2012. As of December 31, 2012, restricted stock units outstanding totaled 1,184,199 shares with a weighted average remaining contractual life of 2.29 years and an aggregate intrinsic value of $9.5 million. Restricted stock units vested and expected to vest totaled 1,003,676 shares with a weighted average remaining contractual life of 2.29 years and an aggregate intrinsic value of $8.0 million.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

During the six months ended December 31, 2012, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 2,275,000 shares. As of December 31, 2012 and June 30, 2012, there were a total of approximately 1,155,000 and 507,000 shares available for grant under our stock option and equity incentive plans, respectively.
The following table summarizes the stock-based compensation expense recorded for stock options, restricted stock units and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Cost of revenue	$39	$21	$76	$48
Research and development	889	638	1,528	1,240
Selling and marketing	633	319	992	534
General and administrative	616	334	1,001	670
Total stock-based compensation expense	$2,177	$1,312	$3,597	$2,492
We use the Black-Scholes pricing model to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock-based awards granted were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Expected volatility	73%	65%	73%	63%
Expected term (in years)	4.76	4.50	4.80	4.50
Risk-free interest rate	0.71%	0.96%	0.69%	0.96%
Dividend yield	—	—	—	—

8.	Stock repurchase program
On October 23, 2012, we announced that our Board of Directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $8.3 million of cash to repurchase 1,070,089 shares of our common stock at an average purchase price of $7.71 per share during the six months ended December 31, 2012. In addition, in completing our previous stock repurchase program, which we announced in October 2011, we utilized $3.7 million of cash to repurchase 615,103 shares of our common stock at an average purchase price of $6.10 per share during the six months ended December 31, 2012. The repurchased shares are being held as treasury shares. As of December 31, 2012, the remaining authorized amount of stock repurchases that may be made under the current repurchase program was $11.7 million.
We used the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the six months ended December 31, 2012, we reduced common stock and APIC by an aggregate of $5.4 million and charged $6.6 million to retained earnings.

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate was 38% and 26% for the six months ended December 31, 2012 and 2011, respectively. Our effective tax rate of 38% for the six months ended December 31, 2012 was higher than the tax

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

computed at the U.S. federal statutory income tax rate due primarily to nondeductible stock compensation and a discrete tax benefit of $1.0 million as a result of changes in intercompany arrangements.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of December 31, 2012 and June 30, 2012, our cumulative unrecognized tax benefits were $4.6 million and $4.4 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2012 and June 30, 2012 was $3.7 million and $3.6 million, respectively, that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $258,000 and $181,000 for the payment of interest and penalties at December 31, 2012 and June 30, 2012, respectively.
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

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, we expect to recognize a benefit of approximately $800,000 for qualifying amounts incurred in 2012.  The benefit will be recognized in the period of enactment, which is the third quarter of fiscal 2013.
10. Acquisition
On October 10, 2012, we completed our acquisition of privately held Local Merchant Services, Inc., or ThinkNear, a Los Angeles-based hyper-local mobile advertising company. We acquired 100% of the outstanding stock of ThinkNear for consideration of approximately $22.5 million, consisting of approximately $18.4 million in cash, plus restricted shares of our common stock and assumed stock options. The acquisition of ThinkNear will enable us to combine its targeting technology with our existing advertising solution to create a new mobile local advertising platform. The transaction has been accounted for under the acquisition method of accounting.
We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill.
The total purchase consideration of $18.4 million was comprised of cash. In connection with the acquisition, in addition to cash we issued 586,580 shares of restricted common stock, and assumed options to acquire 74,491 shares (on an as-converted basis) of our common stock for all outstanding shares of ThinkNear stock, including outstanding stock options. The fair value of the restricted shares and assumed options issued in connection with the acquisition was $4.1 million, which was accounted for as post-combination stock-based compensation. The $3.6 million fair value of the restricted shares and the $457,000 fair value of the assumed options will be amortized over a weighted average period of 1.78 years and 2.82 years, respectively.
The fair value of our common stock issued in connection with the acquisition was determined to be $6.23 per share, the closing price of our common stock on the acquisition measurement date, which is the date the acquisition closed. The weighted average fair value of the assumed stock options to purchase 74,491 shares of our common stock was $6.13 per share based on the Black-Scholes fair value on the acquisition measurement date.
The following table reflects the values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Cash	$181
Accounts receivable	410
Other assets	259
Developed technology	5,100
Goodwill	12,673
Liabilities assumed	(188)
Total value of assets acquired and liabilities assumed	$18,435

We determined the fair value of developed technology to be $5.1 million, which is being amortized using the straight-line method over the estimated life of three years. Developed technology is included in goodwill and intangible assets, net of amortization on the consolidated balance sheet. We have recorded amortization expense of $379,000 related to developed technology for the three and six months ended December 31, 2012. We expect to incur amortization expense of $1.2 million, $1.7 million, $1.7 million and $471,000 in fiscal 2013, fiscal 2014, fiscal 2015 and fiscal 2016, respectively, related to developed technology. Goodwill of $12.7 million was recorded as the excess of the fair value of the purchase consideration over the fair value of the net assets acquired. This asset is attributed to buyer-specific value resulting from synergies that are not included in the fair value of assets. No goodwill was deemed to be deductible for income tax purposes.
Included in the purchase consideration of $18.4 million is $2.7 million in cash that was withheld and deposited in escrow to satisfy potential indemnification claims. As of December 31, 2012, $2.7 million was recorded in prepaid and other assets with an offsetting liability in other accrued expenses on our balance sheet.

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
In this Form 10-Q, “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2012 as “fiscal 2012,” the fiscal year ending June 30, 2013 as “fiscal 2013," and the fiscal year ending June 30, 2014 as "fiscal 2014.”
Overview
Our mission is to make people's lives easier, less stressful, and more fun when they are on the go.
Our personalized navigation and location based services, or LBS, are created to meet the needs of on-the-go people, including deciding where to go, what to do, how to get there and when to leave. Our most recent services have solved these challenges by providing easily accessed, relevant, personalized information for everyday discovery, daily traffic, local search and voice navigation - across mobile phones, computers, and cars. With millions of users able to access Telenav products and services while on the go today, we believe that we are well positioned to capitalize on growing market opportunities related to connected cars and mobile advertising.
We derive revenue from wireless carriers, automobile manufacturers and original equipment manufacturers, or OEMs, advertising and end users. Historically, we have primarily derived our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a standalone service or in a bundle with other data or voice services and, more recently, from automobile manufacturers whose vehicles contain our proprietary software and are able to access our navigation services. We currently provide our LBS to customers in North America, Asia and South America.
Through our hosted service delivery model, we provide solutions to our partners and end users through the networks of leading wireless carriers in the United States, including AT&T, Sprint, T-Mobile USA, Inc., or T-Mobile, U.S. Cellular Corporation, or U.S. Cellular, and through certain wireless carriers in other countries. We also provide on-board and connected off-board navigation software and services for automobile manufacturers and OEMs. Our flexible and proprietary platform enables us to efficiently reach and retain millions of end users, across all major mobile phone operating systems on a broad range of wireless network protocols as well as through advanced automotive navigation systems. This platform provides data and analytics that enable us to create more personalized experiences for mobile applications, location based advertising and customer lifecycle management.

We generate revenue from service subscriptions, including premium offerings, fixed fee arrangements, software licenses, and local mobile advertising. Our customers include end users, wireless carriers, automobile manufacturers and OEMs, advertisers and agencies, and enterprises. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through application stores. Our wireless carrier customers currently pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. Our wireless carrier navigation-related revenue, which accounts for the majority of our revenue, is also undergoing a substantial transition in the manner in which we are compensated. We currently provide our services for a monthly fee through some wireless carriers (whether the carrier bundles our services with others or charges the end user a monthly recurring fee for our services) and more recently have begun to provide some of our services to consumers for free and provide consumers the opportunity to purchase premium versions of the product. We refer to the free to premium distribution as the “freemium” model of distribution. Our free products are also designed to serve advertising to consumers.

Commencing on July 1, 2013, the first day of fiscal 2014, we expect that Sprint will no longer provide us material compensation for our services on a fixed fee basis and the revenue we will receive from Sprint will consist primarily of revenue from monthly recurring fees paid by end users for premium services or shared advertising revenue. During the first two quarters of fiscal 2013, we have also seen declines in the number of paid monthly recurring fee end users at other large wireless carrier customers, AT&T and T-Mobile, and we expect this trend to continue. As a result, we expect that our revenue from wireless carrier partners will decline substantially and that the composition of the remaining wireless carrier revenue will change over the near term. Unless we are successful at increasing our automotive, advertising and other sources of revenue substantially, we expect our total revenue in fiscal 2014 to decline substantially from previous years. If we are unable or elect not to reduce our expenses by an offsetting amount, we may not be able to achieve or maintain profitability in fiscal 2014 and possibly beyond.
In fiscal 2013, to a lesser extent, and fiscal 2014, we expect that subscription revenue from our partnerships with wireless carriers for navigation will decline substantially as our agreement with Sprint transitions to a predominantly freemium model and AT&T and T-Mobile continue to experience declines in subscribers paying monthly recurring charges for navigation applications. We expect that over time, certain other wireless carrier partners will shift to models in which we are not compensated on a fixed basis for our services but instead share revenue received with them, whether that revenue is generated directly from monthly recurring charges for navigation services or advertising in our navigation services.

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
Currently, we primarily derive our revenue from our wireless carrier customers for their end users' subscriptions to our LBS, as well as from activation fees for certain of our services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a standalone basis. In addition, we derive revenue from the delivery of customized software product and royalties from the distribution of this customized software in certain automotive navigation applications. We also derive revenue from advertising publishing and hyper-local exchange services, which we began to offer in the three months ended December 31, 2012 with our acquisition of ThinkNear. We also offer our applications directly to end users through application stores such as the Apple, Inc., or Apple, App Store and the Google Inc., or Google, Play marketplace. More recently, we have implemented revenue models based on free versions of our services which can generate fees through advertising supported arrangements, and subscriber upgrades to more premium versions for a fee. In the future, we may have other revenue models. We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, as well as hardware we sell in conjunction with providing our enterprise LBS; services revenue consists primarily of revenue we derive from our LBS, enterprise LBS, mobile advertising and premium LBS.

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
AT&T represented 36% and 39% of our revenue in the six months ended December 31, 2012 and 2011, respectively. In March 2013, our agreement with AT&T will be automatically renewed, under its existing terms through March 2014, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our LBS.
Sprint represented 20% and 39% of our revenue in the six months ended December 31, 2012 and 2011, respectively. We operate under an agreement with Sprint, which we most recently amended in July 2012. Under this amended agreement, we and Sprint have agreed to continue the fixed fee arrangement related to the Sprint bundle through June 30, 2013, and to partner to generate revenue from premium navigation and mobile advertising programs through December 31, 2015. This amendment resulted in a significant reduction in our revenue from Sprint beginning July 1, 2012 compared to revenue levels recognized prior to the amendment. Sprint is not obligated to continue to bundle our navigation services after June 30, 2013, and even if Sprint does continue to bundle we may not receive meaningful compensation for such distribution of our services. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future.
Ford represented 25% of our revenue in the six months ended December 31, 2012 and less than 10% of our revenue in the six months ended December 31, 2011. We provide both an on-board and an off-board connected navigation solution to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. We recognize revenue from our on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions generally as the software is reproduced and installed in vehicles. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
Subscription fees from our wireless carrier customers represented the majority of our revenue in the six months ended December 31, 2012 and 2011. Subscription fee revenue from our mobile navigation service represented 63% and 84% of our revenue in the six months ended December 31, 2012 and 2011, respectively. Subscription fee revenue from our mobile navigation service declined from the six months ended December 31, 2011 to the six months ended December 31, 2012, primarily due to the transition to a fixed fee with Sprint and a decrease in the number of paying subscribers for navigation services provided through AT&T and T-Mobile. Revenue from our automotive navigation solutions represented 25% and 8% of our revenue in the six months ended December 31, 2012 and 2011, respectively. Revenue from our enterprise LBS, mobile advertising and premium LBS represented 12% and 8% of our revenue in the six months ended December 31, 2012 and 2011, respectively.

In the six months ended December 31, 2012 and 2011, we generated 92% and 95% of our revenue, respectively, in the United States. In absolute dollars, revenue from our international operations increased in the six months ended December 31, 2012 compared to the six months ended December 31, 2011.

We expect that the percentage of our revenue represented by wireless carrier customers will decline substantially in fiscal 2014 as Sprint ceases to bundle our services for a fixed fee and more end users use our free or operating system-affiliated navigation services. We anticipate that we will not be successful in the short term at fully replacing lost wireless carrier revenue with revenue from automotive and advertising, resulting in a substantial decline in our total revenue in fiscal 2014 relative to prior years. For fiscal 2014, we expect automotive and advertising revenue to represent the most rapidly growing segments of our revenue but our expectations may not be realized. Although we are working to replace historical wireless carrier revenue, we believe that the growth of alternative sources of revenue, while material, will be insufficient to offset the declines in wireless carrier revenue in the short-term.
Cost of revenue
Our cost of revenue consists primarily of the cost of the third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology. The largest component of our cost of revenue is the fees we pay to providers of map and POI data, TomTom and NAVTEQ. We have long term agreements with TomTom and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and on a fixed fee basis. With respect to both TomTom and NAVTEQ, we are required to pay certain minimum fees for access to their content by our mobile navigation customers. For our on-board navigation solutions provided to Ford, we pay royalties on a per unit produced basis. We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board auto navigation solutions and recognition of deferred development costs, as well as the cost of hardware we sell in conjunction with providing our enterprise LBS. Cost of services revenue consists primarily of the costs associated with third party content, data center operations, customer support, amortization of capitalized software, stock-based compensation and amortization of developed technology that we incur in providing our LBS, enterprise LBS, mobile advertising and premium LBS.
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

We expect that our cost of revenue will increase in both absolute dollars and as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions, which generally have higher associated third party content costs than our navigation offerings provided through wireless carriers. In addition, our cost of revenue will increase as the number of our end users increases, including those through freemium offerings, and average usage of our services by end users increases. We anticipate that our cost of revenue will also increase over time as we continue to enhance the richness of the content offered by our products. Finally, our cost of revenue will be impacted by amortization and depreciation expenses associated with planned data center capacity and redundancy increases, as well as increased amortization and recognition of deferred software development costs and amortization of developed technology acquired.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses have stabilized in absolute dollars in the past fiscal year, as we have reduced certain duplications and created greater operational effectiveness. We expect that certain costs will continue to increase over time, including compensation and related costs; however, we are continuing to evaluate spending in certain areas and taking actions to create greater efficiencies. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel into, our strategic growth areas.
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

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the United States. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by increases in nondeductible stock compensation or other nondeductible expenses, Our effective tax rate could also fluctuate due to a change in our earnings projections, changes in the valuation of our deferred tax assets or liabilities, changes in our ability to benefit from the carryback of net operating losses within the carryback period, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
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

There have been no material changes in our critical accounting policies and estimates during the six months ended December 31, 2012 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Results of operations

The following tables set forth our results of operations for the three and six months ended December 31, 2012 and 2011, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Consolidated Statements of Income Data	2012	2011	2012	2011
	(in thousands)
Revenue:
Product	$14,793	$3,963	$24,093	$8,034
Services	35,833	49,203	72,489	97,864
Total revenue	50,626	53,166	96,582	105,898
Cost of revenue:
Product	9,251	1,905	13,783	3,799
Services	8,666	8,040	16,546	16,462
Total cost of revenue	17,917	9,945	30,329	20,261
Gross profit	32,709	43,221	66,253	85,637
Operating expenses:
Research and development	14,894	17,311	30,498	33,790
Sales and marketing	8,983	8,383	17,584	15,850
General and administrative	7,379	5,791	13,376	12,041
Total operating expenses	31,256	31,485	61,458	61,681
Income from operations	1,453	11,736	4,795	23,956
Other income, net	614	508	1,036	1,000
Income before provision for income taxes	2,067	12,244	5,831	24,956
Provision for income taxes	1,163	2,001	2,226	6,529
Net income	$904	$10,243	$3,605	$18,427

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
	(as a percentage of revenue)
Revenue:
Product	29%	7%	25%	8%
Services	71%	93%	75%	92%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	18%	4%	14%	4%
Services	17%	15%	17%	16%
Total cost of revenue	35%	19%	31%	19%
Gross profit	65%	81%	69%	81%
Operating expenses:
Research and development	29%	32%	32%	32%
Sales and marketing	18%	16%	18%	15%
General and administrative	15%	11%	14%	11%
Total operating expenses	62%	59%	64%	58%
Income from operations	3%	22%	5%	23%
Other income, net	1%	1%	1%	1%
Income before provision for income taxes	4%	23%	6%	24%
Provision for income taxes	2%	4%	2%	7%
Net income	2%	19%	4%	17%

	December 31,
	2012	2011
Additional Key Metrics	(in millions)
Total end users as of period end	33.7	30.1

Comparison of the three and six months ended December 31, 2012 and 2011
Revenue.
Product revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, as well as hardware we sell in conjunction with providing our enterprise LBS. Product revenue increased 273% to $14.8 million in the three months ended December 31, 2012 from $4.0 million in the three months ended December 31, 2011. Product revenue increased 200% to $24.1 million in the six months ended December 31, 2012 from $8.0 million in the six months ended December 31, 2011. The increases were due primarily to increased revenue from automotive navigation solutions we provide for Ford vehicles, including the launch of our solutions in additional Ford and Lincoln models. In addition, product revenue included $2.7 million related to a map content update separately purchased by Ford.
Services revenue. Services revenue consists primarily of revenue we derive from our LBS, enterprise LBS, mobile advertising and premium LBS. Services revenue decreased 27% to $35.8 million in the three months ended December 31, 2012 from $49.2 million in the three months ended December 31, 2011. Services revenue decreased 26% to $72.5 million in the six months ended December 31, 2012 from $97.9 million in the six months ended December 31, 2011. The decreases were due primarily to lower revenue from Sprint resulting from our July 2012 Sprint amendment, which resulted in a significant reduction in our fixed fee revenue from Sprint for bundled users beginning July 1, 2012, and lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T and T-Mobile. These decreases were partially offset by growth in monthly subscription fees from end users of our mobile navigation services provided through U.S. Cellular, growth in revenue from monetization of freemium offerings through wireless carriers and application stores, and growth in mobile navigation revenue internationally. The majority of our end users receive access to our navigation application through bundled offerings, for which we are paid by the carrier that offers such bundles. We also have end users that pay a fee for our navigation offerings through either a monthly or annual subscription to our voice-guided turn by turn navigation service, including users who pay to upgrade to our premium services. In addition to paying end users, we have users of our freemium offerings, which include free voice-guided turn by turn navigation for certain Android and iPhone platforms. While we do not directly collect revenue from these free basic navigation services, we offer a path to upgrade to premium paid services, and we also leverage these customers to drive mobile advertising revenue.
In the three months ended December 31, 2012 and 2011, revenue from AT&T represented 33% and 39% of our total revenue, respectively, and revenue from Sprint represented 19% and 38% of our total revenue, respectively. In the three months ended December 31, 2012, Ford represented 30% of our total revenue. In the six months ended December 31, 2012 and 2011, revenue from AT&T represented 36% and 39% of our total revenue, respectively, and revenue from Sprint represented 20% and 39% of our total revenue, respectively. In the six months ended December 31, 2012, Ford represented 25% of our total revenue. No other customer represented more than 10% of our total revenue in either period.
Subscription fees from our mobile navigation service represented 58% and 84% of our total revenue in the three months ended December 31, 2012 and 2011, respectively. Subscription fees from our mobile navigation service represented 63% and 84% of our total revenue in the six months ended December 31, 2012 and 2011, respectively.

We primarily sell our services in the United States. In the three and six months ended December 31, 2012, revenue derived from U.S. sources represented 92% of our total revenue. In the three and six months ended December 31, 2011, revenue derived from U.S. sources represented 95% of our total revenue.
Cost of revenue.
Cost of product revenue. Our cost of product revenue increased 386% to $9.3 million in the three months ended December 31, 2012 from $1.9 million in the three months ended December 31, 2011, which was higher than the 273% increase in product revenue. Our cost of product revenue increased 263% to $13.8 million in the six months ended December 31, 2012 from $3.8 million in the six months ended December 31, 2011, which was higher than the 200% increase in product revenue. Cost of revenue increased at a greater rate than revenue for the comparable periods due primarily to an increase in third party content costs and costs associated with a map content update for Ford. The $2.7 million of revenue related to the map content update separately purchased by Ford had substantially higher associated content costs as a percentage of revenue than our on-board navigation revenue earned from Ford for production vehicles.

Cost of services revenue. Our cost of services revenue increased 8% to $8.7 million in the three months ended December 31, 2012 from $8.0 million in the three months ended December 31, 2011. Our cost of services revenue in the six months ended December 31, 2012 and 2011 was comparable at $16.5 million. Cost of services revenue increased or remained flat despite the 27% and 26% decreases in services revenue for the comparable periods primarily due to our July 2012 Sprint amendment, which resulted in a significant reduction in our fixed fee revenue from Sprint beginning July 1, 2012. Cost of revenue increased in absolute dollars for the comparable three month period primarily due to increased customer support and data center costs, which were partially offset by a decrease in third party content costs. Cost of revenue remained relatively flat for the comparable six month period primarily due to increased customer support costs that were offset by a decrease in third party content costs.
Gross profit. Our gross profit decreased to $32.7 million in the three months ended December 31, 2012 from $43.2 million in the three months ended December 31, 2011. Our gross profit decreased to $66.3 million in the six months ended December 31, 2012 from $85.6 million in the six months ended December 31, 2011. Our gross margin decreased to 65% in the three months ended December 31, 2012 from 81% in the three months ended December 31, 2011, and decreased to 69% in the six months ended December 31, 2012 from 81% in the six months ended December 31, 2011. The decrease in gross margin was due to lower services revenue from Sprint and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to Ford, which generally have higher associated content costs and resulting lower gross margins than our LBS services provided through our wireless carrier customers. In addition, we earned a substantially lower gross margin on the $2.7 million of revenue related to the new map content update we provided Ford compared to the gross margin we earned from production vehicles. We expect our gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will be negatively impacted in the future by the amortization of developed technology acquired as part of our acquisition of ThinkNear.
Research and development. Our research and development expenses decreased 14% to $14.9 million in the three months ended December 31, 2012 from $17.3 million in the three months ended December 31, 2011. Our research and development expenses decreased 10% to $30.5 million in the six months ended December 31, 2012 from $33.8 million in the six months ended December 31, 2011.The decreases were primarily due to decreased compensation and benefits costs associated with decreased average headcount, primarily in our China offices, and the reimbursement of $1.0 million of costs in connection with a cost recovery contract with a third party. As a percentage of revenue, research and development expenses decreased to 29% in the three months ended December 31, 2012 from 32% in the three months ended December 31, 2011, and decreased to 32% in the six months ended December 31, 2012 from 32% in the six months ended December 31, 2011. The total number of research and development personnel decreased 21% to 595 at December 31, 2012 from 753 at December 31, 2011. We believe that as we continue to invest in expanding the LBS we offer, establish relationships with new wireless carrier customers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will increase slightly in absolute dollars as we continue to enhance and expand the services and products we offer.
Sales and marketing. Our sales and marketing expenses increased 7% to $9.0 million in the three months ended December 31, 2012 from $8.4 million in the three months ended December 31, 2011. Our sales and marketing expenses increased 11% to $17.6 million in the six months ended December 31, 2012 from $15.9 million in the six months ended December 31, 2011. The increases were primarily due to increased advertising and promotion expenses and stock-based compensation, partially offset by lower compensation and benefits costs associated with decreased headcount. As a percentage of revenue, sales and marketing expenses increased to 18% in the three months ended December 31, 2012 from 16% in the three months ended December 31, 2011, and increased to 18% in the six months ended December 31, 2012 from 15% in the six months ended December 31, 2011. The total number of sales and marketing personnel decreased 7% to 149 at December 31, 2012 from 161 at December 31, 2011. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars.
General and administrative. Our general and administrative expenses increased 27% to $7.4 million in the three months ended December 31, 2012 from $5.8 million in the three months ended December 31, 2011. Our general and administrative expenses increased 11% to $13.4 million in the six months ended December 31, 2012 from $12.0 million in the six months ended December 31, 2011. The increases were primarily due to legal settlement costs recognized in connection with the NAVTEQ complaint. The total number of general and administrative personnel decreased 9% to 70 at December 31, 2012 from 77 at December 31, 2011. As a percentage of revenue, general and administrative expenses increased to 15% in the three and six months ended December 31, 2012 from 11% in the three and six months ended December 31, 2011.
Other income, net. Our other income, net was $614,000 in the three months ended December 31, 2012 and $508,000 in the three months ended December 31, 2011. Our other income, net was $1.0 million in the six months ended December 31, 2012 and 2011.

Provision for income taxes. Our provision for income taxes decreased to $2.2 million in the six months ended December 31, 2012 from $6.5 million in the six months ended December 31, 2011. Our effective tax rate was 38% in the six months ended December 31, 2012 compared to 26% in the six months ended December 31, 2011. Our effective tax rate of 38% for the six months ended December 31, 2012 was higher than the tax computed at the U.S. federal statutory income tax rate due primarily to nondeductible stock compensation and a discrete tax benefit of $1.0 million as a result of changes in intercompany arrangements.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2012 and June 30, 2012, our cumulative unrecognized tax benefits were $4.6 million and $4.4 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2012 is $3.7 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $258,000 and $181,000 accrued for the payment of interest and penalties at December 31, 2012 and June 30, 2012, respectively.

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

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  As a result of the retroactive extension, we expect to recognize a benefit of approximately $800,000 for qualifying amounts incurred in 2012.  The benefit will be recognized in the period of enactment, which is the third quarter of fiscal 2013.
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Six Months Ended
	December 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	41,808	7,443
Net cash used in investing activities	(15,304)	(2,134)
Net cash used in financing activities	(10,629)	(7,403)
Effect of exchange rate changes on cash and cash equivalents	(45)	(128)
Net increase in cash and cash equivalents	$15,830	$(2,222)
At December 31, 2012, we had cash, cash equivalents and short-term investments of $207.8 million, which primarily consisted of money market mutual funds, certificates of deposit, municipal securities, corporate bonds, and commercial paper held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of December 31, 2012, our accounts receivable balance was $25.2 million, of which AT&T and Ford represented 27% and 35%, respectively.
Our future capital requirements will depend on many factors, including our growth rate, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to satisfy our financial obligations for the foreseeable future. However, we may experience lower than expected cash generated from operating activities or we may use cash in operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our wireless carrier and automotive customers, three of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them. During the three months ended September 30, 2012, we received prepayment of the guaranteed fixed fee related to Sprint bundle subscribers for fiscal 2013. Sprint is not obligated to continue to bundle our navigation services after June 30, 2013. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by operating activities. Net cash provided by operating activities was $41.8 million and $7.4 million in the three months ended December 31, 2012 and 2011, respectively. Cash provided by or used in operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the six months ended December 31, 2012, cash provided by operating activities was provided principally by net income of $3.6 million, adjusted for non-cash charges for depreciation and amortization of $4.3 million, stock-based compensation of $3.6 million and accretion of premium on short-term investments of $2.2 million, and $27.7 million from changes in our operating assets and liabilities which resulted principally from an increase in deferred revenue of $14.9 million primarily as a result of Sprint’s prepayment under its fixed annual fee arrangement. In the six months ended December 31, 2011, cash provided by operating activities was provided principally by net income of $18.4 million, non-cash charges for depreciation and amortization of $3.9 million, and stock-based compensation of $2.5 million, partially offset by $19.1 million from changes in our operating assets and liabilities.
Net cash used in investing activities. We used net cash in investing activities of $15.3 million and $2.1 million during the six months ended December 31, 2012 and 2011, respectively. Cash used in investing activities has historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment and internal software development costs. We expect to make additional purchases of property and equipment in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as replace equipment nearing the end of its service life. In the six months ended December 31, 2012, cash used in investing activities was used principally for our acquisition of ThinkNear for $18.3 million net of cash acquired, purchases of property and equipment of $1.2 million, and additions to capitalized software of $0.6 million, partially offset by proceeds from sales and maturities of short-term investments, net of purchases, of $5.4 million. In the six months ended December 31, 2011, cash used in investing activities was used principally for purchases of property and equipment of $10.1 million, additions to capitalized software of $1.1 million and acquisition costs of $1.8 million, net of cash acquired, partially offset by sales and maturities of short-term investments, net of purchases, of $10.8 million, .
Net cash used in financing activities. During the six months ended December 31, 2012 and 2011, we used cash in our financing activities of $10.6 million and $7.4 million, respectively, primarily to repurchase shares of our outstanding common stock under our stock repurchase programs. In the six months ended December 31, 2012, we utilized $12.0 million of cash to repurchase 1,685,192 shares of our common stock at an average purchase price of $$7.12 per share, partially offset by proceeds from the exercise of stock options. In the six months ended December 31, 2011, we utilized $9.3 million of cash to repurchase shares of our common stock, partially offset by proceeds from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of December 31, 2012, we had an aggregate of $40.7 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $40.7 million of future minimum commitments were comprised of $10.2 million due in fiscal 2013; $10.8 million due in fiscal 2014; $3.9 million due in fiscal 2015; $3.0 million due in fiscal 2016; $3.0 million due in fiscal 2017, and $9.8 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended December 31, 2012, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese Renminbi, or RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. As of December 31, 2012, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a complaint against us in the U.S. District Court for the Western District of Washington (Case No. 2:09-cv-01642-MJP). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 7,149,625, and that we induce infringement and contribute to the infringement of U.S. Patent No. 7,149,625 by others. According to the patent, the invention generally relates to a system and method for providing navigation and automated guidance to a mobile user. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On November 27, 2009, WRE-Hol served the complaint on us. On January 25, 2010, we answered the WRE-Hol complaint asserting that the patent-in-suit is not infringed and is invalid and unenforceable. On March 11, 2010, WRE-Hol amended its complaint to add a new defendant, and we subsequently answered, repeating our assertions that the patent-in-suit is not infringed and is invalid and unenforceable. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office, or PTO. On April 29, 2010, we filed a motion to stay the litigation pending the reexamination. On May 3, 2010, WRE-Hol filed a motion for leave to amend the complaint against us, seeking to add claims for misappropriation of trade secrets against us and our founders, Y.C. Chao, HP Jin and Robert Rennard. WRE-Hol’s motion for leave to amend also seeks to add a breach of contract claim against us and a claim for wrongful inventorship involving two of our patents, requesting a declaratory judgment that a WRE-Hol inventor be named as an inventor on these patents. On July 19, 2010, the PTO issued an order granting inter partes reexamination of all 51 claims of the WRE-Hol ‘625 patent. On July 23, 2010, the district court issued an order granting WRE-Hol’s motion for leave to amend its complaint, but at the same time stayed the entire litigation pending completion of the reexamination. The stay of the litigation extends to the new claims the Court allowed. On September 13, 2010, the PTO rejected 44 of the 51 WRE-Hol patent claims in a non-final first office action and confirmed seven of the 51 claims. On November 15, 2010, WRE-Hol responded to the office action, canceling some claims and adding others. On December 15, 2010, we responded to the office action and WRE-Hol’s response. On April 4, 2011, the PTO rejected WRE-Hol’s November 15, 2010 office action response, and gave WRE-Hol 30 days to file a corrected response. WRE-Hol filed its corrected response on May 4, 2011. On June 2, 2011, we responded to WRE-Hol’s filing. On November 15, 2011, the PTO issued an Action Closing Prosecution, rejecting 44 and confirming seven out of 51 claims subject to reexamination. On November 21, 2011, WRE-Hol filed a Motion to Lift Stay and Enter Amended Scheduling Order. On December 27, 2011, the Court denied WRE-Hol’s Motion. On February 27, 2012, we filed a Notice of Appeal with the PTO, appealing the Examiner’s findings regarding the confirmed claims of the patent-in-suit. On March 15, 2012, we filed with the PTO a reexamination request for all surviving claims of the asserted patent. On May 14, 2012 the PTO granted the request and ordered an ex parte reexamination of six of the seven allowed claims. On May 25, 2012, we filed a request for reconsideration as to the seventh claim. On September 5, 2012 the PTO granted the request for reconsideration and ordered ex parte reexamination of that claim to proceed in connection with the ex parte reexamination of the 6 other claims. On September 20, 2012 the parties filed a Joint Status Report with the Court. On September 28, 2012, the Court reviewed the Joint Status Report and issued an order requiring the parties to submit an updated status report by March 28, 2013. On September 28, 2012 the PTO Examiner issued his Answer to our appeal in the Inter Partes Reexamination, stating that that the prior finding of patentability of the seven allowed should be sustained. On October 23, 2012 we filed a Rebuttal Brief in further support of our appeal. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a complaint against us in the U.S. District Court for the District of Delaware (Case No. 1:09-cv-01007). The plaintiff alleges that certain of our services, including our GPS Navigator and Telenav Track, infringe U.S. Patent No. 5,987,377, and that we induce infringement and contribute to the infringement of U.S. Patent No. 5,987,377 by others. According to the patent, the invention generally relates to a navigation system that determines an expected time of arrival. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Verizon was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. The Court conducted a scheduling conference for the litigation on February 7, 2011 and set a jury trial date for November 5, 2012. The Court held a claim construction hearing on October 28, 2011. On December 12, 2011, the Court issued its claim construction ruling. On January 11, 2012, the parties filed a Stipulation and Proposed Order to Vacate Case Schedule to Focus on Early Dispositive Motions. The Order, which was entered by the Court on January 12, 2012, permits the TCS and Telenav Defendants to file early case-dispositive Motions for Summary Judgment of Noninfringement and postpones the current case schedule pending the resolution of those motions. The hearing on these Summary Judgment motions was held on May 18, 2012. On November 27, 2012, the Court granted the Motion and continued the stay until May 27, 2013. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:10-cv-00145-TJW). The lawsuit alleges that certain of our products and/or services infringe U.S. Patent No. 6,785,606, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,785,606 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On May 28, 2010, Traffic Information, LLC filed an amended complaint, adding a new claim that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. According to the patent, the invention generally relates to a system for providing traffic information to a plurality of mobile users connected to a network. The amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On March 14, 2011, we answered the Traffic Information amended complaint asserting that the patents-in-suit are not infringed and are invalid. On October 6, 2011, Traffic Information, LLC filed a second amended complaint, dropping the claim relating to U.S. Patent No. 6,785,606 but continuing to assert that certain of our products and/or services infringe U.S. Patent No. 6,466,862, and that we induce infringement and contribute to the infringement of U.S. Patent No. 6,466,862 by others. The second amended complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On October 4, 2011, the case was reassigned to Chief Judge David Folsom. On October 31, 2011, we filed an answer to the second amended complaint asserting that the patent-in-suit is not infringed and is invalid. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap. On February 22, 2012 the case was reassigned to Judge Michael H. Schneider. On March 27, 2012, the defendants filed with the Court a Motion to Stay Pending Ex Parte Reexamination. On May 30, 2012, the Court granted the defendants’ Motion to Stay and stayed the case until at least November 2012. On October 10, 2012 the defendants filed a Motion to Continue the Stay Pending Plaintiff's Appeal of the Final Ex Parte Reexamination. On November 27, 2012, the Court granted the Motion and continued the stay until May 27, 2013. On January 14, 2013, the case was transferred to Judge Rodney Gilstrap. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.
On August 30, 2012 NAVTEQ North America LLC, or NAVTEQ, filed a complaint against us in the Circuit Court of Cook County, Illinois (Case No. 2012L009862), alleging breach of the Data License Agreement, unjust enrichment and quantum meruit, and fraud. NAVTEQ was seeking actual and punitive damages should judgment be found in its favor. On January 25, 2013, we entered into a confidential Settlement Agreement and Release with NAVTEQ. On February 7, 2013, the parties filed a Joint Motion to Dismiss all pending claims with prejudice, and the Court granted the Joint Motion.
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
Risk related to our business
We are dependent on Ford for a substantial and increasing portion of our revenue and our business, financial condition and results of operations will be harmed if our revenue from Ford does not continue to grow or declines.
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products were introduced in fiscal 2010 in a limited number of vehicles and just recently reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 25% of our revenue in the six months ended December 31, 2012 and less than 10% of our revenue in the six months ended December 31, 2011. We expect that Ford and other OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines and our other sources of revenue, such as advertising, have not become material. In addition, our revenue could decline if Ford increased the cost to consumers of our navigation product or reduced the number of vehicles or the geographies in which vehicles with our product as an option are sold. Our contract with Ford expires in May 2014, and may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after May 2014, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed.
We may not successfully increase our revenue from Ford in the medium- and long-term if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties. Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile OEMs, these relationships with OEMs, such as Delphi Automotive Systems LLC, or Delphi, may not produce significant revenue if they launch limited models or due to competition from third parties. Some automobile manufacturers or OEMs may be reluctant to select our products for their worldwide platform due to the concentration of our mobile navigation business in North America and our relative lack of experience with connected mobile navigation in other geographies.
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
We may be unable to enter into agreements to provide automobile navigation products if we do not offer navigation products that serve geographies throughout the world or automobile manufacturers and OEMs are uncomfortable with our ability to support markets outside of the United States. Our automobile manufacturer and OEM customers may choose to partner with providers of LBS with extensive international operations. We may be at a disadvantage to attracting such customers due to our business being concentrated in the United States. In the six months ended December 31, 2012 and 2011, we generated 92% and 95% of our revenue, respectively, in the United States. If we are unable to attract or retain such automobile manufacturer and OEM customers, our revenue and operating results will be negatively affected.
Our ability to build demand for our automobile navigation products is also dependent upon our ability to provide the products in a cost effective manner, which may require us to renegotiate map and POI content relationships to address the specific demands of on-board navigation applications.
Two wireless carrier customers account for a large but declining portion of our revenue and if we are unable to replace this revenue with other revenue from these wireless carriers or third parties, our revenue and net income would be adversely affected.
We are substantially dependent on two wireless carrier customers for a large portion of our revenue. In the six months ended December 31, 2012 and 2011, Sprint represented 20% and 39% of our revenue, respectively. Effective July 1, 2012, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2012 to December 31, 2015. Pursuant to the terms of our agreement with Sprint, we are Sprint's preferred supplier of navigation applications until December 31, 2015 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on certain handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed annual fee through June 30, 2013 regardless of the number of subscribers (up to specified thresholds). Sprint is not obligated to continue to bundle our navigation services after June 30, 2013 and we do not expect Sprint to continue to do so in any substantive way. Even if Sprint does continue to bundle we may not receive meaningful compensation for such distribution of our services or Sprint may cease to bundle our service with its Simply Everything plan. The July 2012 amendment has, and will continue to, result in a significant reduction in revenue related to bundled navigation solutions from Sprint beginning July 1, 2012 compared to revenue levels recognized prior to the amendment.
We do not anticipate that Sprint will elect to continue to bundle our navigation services after June 30, 2013 and pay us a material fee for such bundling, therefore we believe our financial condition and results of operations will be materially and adversely affected during fiscal 2014 and possibly beyond. Although we have negotiated revenue sharing for advertising we provide to Sprint customers and premium subscription fees, in the event Sprint no longer provides us with material compensation for the inclusion of our LBS in Sprint's bundled service offerings, we believe that our revenue would decline substantially and our other sources of revenue from Sprint would not offset the shortfall in the near term. Our relationship with Sprint may also be negatively affected by Softbank's recent announcement that it would acquire a majority ownership interest in Sprint.
In the six months ended December 31, 2012 and 2011, AT&T represented 36% and 39% of our total revenue, respectively. AT&T is not required to offer our LBS. Our agreement with AT&T expires in March 2014 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Even if AT&T continues to renew our agreement, we may not receive material revenue from AT&T if its subscribers do not continue to purchase our navigation services. In fiscal 2013, AT&T subscribers have decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion.
We provide freemium navigation to compete with free offerings and we may not be successful with these new products or convert “free” users to paid users.
We provide freemium personalized navigation apps on the Apple App Store, the Google Play marketplace and through other marketplaces and our wireless carrier partners. Freemium offerings are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising. We may not achieve substantial end user acceptance of these products, and even if end users download and use the freemium products, we may not be successful in converting those “free” users into paid users, particularly since we have begun to offer voice-guided navigation in our freemium offerings. In addition, certain of our paying end users have converted to our freemium offerings. We have limited experience in marketing our products and services directly to end users or generating advertising revenue. To the extent that our number of active subscribers is low, we may not be able to fulfill sufficient advertising orders to generate meaningful advertising revenue from a freemium model. We may not be successful in gaining visibility among end users without incurring significant expenses to market our products and services to those users. In addition, we do not have experience in converting users of free applications to paid users or in generating revenue from full featured products solely through advertising revenue. If we are unable to achieve high visibility among end users on a cost effective basis or fail to convince those end users to convert to paid products and revenue producing services, we may be unable to sustain our revenue and profitability and we may incur losses in the future.
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
As a percentage of revenue, our operating income was 5% and 23% and our net income was 4% and 17% in the six months ended December 31, 2012 and 2011, respectively. Our revenue from paid wireless carrier mobile navigation has declined and we expect it to continue to do so. Unless we replace wireless carrier revenue with other sources of revenue, our revenue will decline and we will incur losses. For example, in the three months ending June 30, 2013, we expect to incur operating losses for the first time since 2007.
Although we are working to replace wireless carrier revenue, efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 months to two years and in order to win designs and achieve revenue from this growth area, we have to make investments two to four years before we anticipate receiving revenue, if any. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. As a result of these factors, we believe our operating income and net income may decline significantly as a percentage of revenue at least through fiscal 2014 and we may incur losses. Furthermore, our investments and expenditures may not result in the growth that we anticipate. We also will not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.
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

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free ;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the effectiveness of our entry into new business areas, such as advertising;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of new mobile phone introductions by our wireless carrier customers;

•	the loss of our relationship or a change in our revenue model with any particular wireless carrier customer;

•	the timing and success of wireless carrier customers’ marketing expenditures;

•	the ability of our automobile manufacturer customers to sell automobiles equipped with our products

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
The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer LBS that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps product for mobile devices based on the Android 1.6 and higher operating system platform, and recently introduced a similar new product for the iOS platform. Apple offers proprietary maps and voice-guided turn by turn directions as part of its iOS 6 operating system release and Nokia Corporation, or Nokia, provides a download for its latest version of Nokia Maps on its smartphones which also provides voice-guided turn by turn navigation functions. We also compete with Waze, Inc., or Waze, for users on iOS and Android and more recently for advertisers with their new advertising platform. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful.
Our primary competitors include providers of LBS such as Apple, Google, Waze, Microsoft Corporation, or Microsoft, Nokia, TeleCommunication Systems, or TCS, Intel Corporation, or Intel, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Apple, Mapquest, Inc., or Mapquest, Google, Microsoft, Yahoo!, Inc., or Yahoo, Yelp Inc., or Yelp, Foursquare Labs, Inc., or Foursquare, and Fullpower Technologies, Inc. (MotionX), or Fullpower; and wireless carriers and communication solutions providers developing their own LBS. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as Robert Bosch GmbH, or Bosch, Garmin, TomTom and NNG LLC, or Nav N Go, as well as other competitors such as Google, Microsoft and TCS. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	the provision of their services at no or low cost to consumers;

•	significantly greater revenue and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and nonmobile products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger wireless carrier, automotive and handset manufacturer relationships;

•	stronger international presence may make our larger competitors more attractive partners to automotive manufacturers and OEMs;

•	greater resources to make and integrate acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.
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
We rely on our wireless carrier customers to introduce, market and promote our LBS to end users. Only one of our wireless carrier customers is contractually obligated to continue to do so. If wireless carrier customers do not introduce, market and promote mobile phones that are GPS enabled and on which our client software is preloaded, do not include our LBS in their bundles or do not actively market our LBS, our LBS will not achieve broader acceptance and our revenue may not grow as fast as anticipated, or may decline.
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
Although historically wireless carriers controlled provisioning and access to the applications that could be used on mobile phones connected to their networks, in recent years consumers have been able to download and provision applications from individual provider websites and to select from a menu of applications through the Apple App Store, the Google Play marketplace, the Blackberry App World, Microsoft Windows Phone Marketplace and other application aggregators. In these marketplaces there is a high premium on being noticed. In order to achieve high market rankings many vendors, including ourselves, provide free versions of products that then provide opportunities for end users to upgrade to premium versions for a charge. This distribution model may not be sustainable if the cost of providing free services is greater than the revenue opportunity associated with the premium services and any related revenue opportunity for free services, such as advertising.
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
Our future success depends on achieving widespread deployment of our LBS through wireless carrier customers and application stores. We have seen declines in the number of paid monthly recurring fee end users. As a result, we expect that our revenue from wireless carrier partners will decline substantially and that the composition of the remaining wireless carrier revenue will change over the near term. In light of this trend away from paid navigation and toward freemium offerings, we will be required to successfully convert an increasing number of our subscribers who are not paying for our services to our premium paid offerings and to generate revenue by selling advertising that those subscribers see in our free and paid products. We do not have significant experience in sourcing and selling mobile advertising and may not be successful in doing so. Our ability to generate revenue from our LBS will depend on broad distribution and the quality of those services and subscriber demand for those services, which may vary by market. Attempts to generate revenue from paid premium services or advertising may not be successful and our business, operating results and financial condition could be adversely affected.
If our wireless carrier customers lose net subscribers, such as the losses Sprint previously experienced, or if their subscribers do not continue to purchase service plans that include our LBS and we are unable to develop relationships with other significant wireless carriers, we may lose end users and our revenue and operating results may be adversely affected.
Wireless carriers’ relationships with subscribers have been threatened by several factors, including strong competition, lack of subscriber loyalty and the development of direct relationships between mobile phone manufacturers and mobile phone operating system providers and consumers. A loss of net subscribers by one or more of our wireless carrier customers could harm our business as we rely on our wireless carrier customers to market our products. For example, one of our key wireless carrier customers, Sprint, has experienced losses in net subscribers in the past. Although Sprint has experienced gains in net subscribers, if these gains in subscribers are not sustained or if Sprint subscribers do not continue to purchase service plans that include our LBS, we may also lose end users and experience a decline in revenue to the extent we are unable to develop similar relationships with other significant wireless carriers which include our services in attractive bundled or other LBS offerings that generate comparable revenue. A significant decrease in the number of our end users will adversely affect our revenue and operating results.
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
Although revenue in absolute dollars from sources other than mobile navigation rose in all periods presented, revenue from our mobile navigation service declined from 84% of our revenue in the six months ended December 31, 2011 to 63% of our revenue in the six months ended December 31, 2012. Although some of our other sources of revenue, such as automotive navigation and advertising are growing, in the near term we anticipate that mobile navigation will continue to represent a large portion of our revenue. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier customers or the number of end users for mobile navigation were to decline, our revenue would be substantially harmed. We have experienced a reduction of revenue from mobile navigation, partially as a result of increased competition from free and other low cost offerings and from the renegotiation of agreements with our wireless carrier customers. In addition, certain of our wireless carriers have experienced a reduction in the number of navigation subscribers, who have moved to freemium or free offerings. Any increase our revenue from our enterprise LBS, automotive navigation, mobile advertising and premium LBS will likely not be sufficient to replace our declining wireless carrier revenue in the short-term, if at all. If we were unable to offset declining revenue from mobile navigation by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.
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
We may incur further losses as we expand into other service and product areas and we may be unable to recoup our investments.
We currently receive a majority of our revenue from monthly subscription fees paid by wireless carrier customers who bill their subscribers for our services on a standalone or bundled basis. As we expanded our LBS offerings to enable end users to purchase our services from application stores, we modified our revenue model to include an annual fee for services, which has resulted in, and we anticipate will continue to result in, lower gross and net profit margins. In addition, as we expand into the automotive navigation market, we expect that the net profit margins will continue to be lower than our historical net profit margins. As we expand into mobile advertising and premium LBS or other markets for LBS, we may be required to adopt new pricing models and may incur cost of revenue substantially different than that which we have experienced historically due in part to third party content costs. These different pricing models and increased costs of revenue may result in declines in our gross margins and profitability, and we may incur losses.
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
We also expect that we may consolidate certain of our operations or reduce our workforce if we are unable to sustain our current revenue due to the decline in wireless carrier revenue. These reorganizations or reductions in force could result in unexpected costs or delays in product development that could impair our ability to meet market windows or cause us to forego certain new product opportunities.
Because our long term success depends on our ability to increase the number of end users located outside of the United States, our business will be susceptible to risks associated with international operations.
As of December 31, 2012, we had international operations in China, the United Kingdom and Brazil. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 92% and 95% of our total revenue for the six months ended December 31, 2012 and 2011, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
The wireless communications industry continues to experience consolidation and an increased formation of alliances among wireless carriers and between wireless carriers and other entities. Should one of our wireless carrier customers consolidate or enter into an alliance with another carrier, this could have a material adverse impact on our business. Such a consolidation or alliance may cause us to lose a wireless carrier customer or require us to reduce prices as a result of enhanced customer leverage, which would have a negative effect on our business. For example, if SoftBank completes its acquisition of a majority ownership interest of Sprint, SoftBank may decide to unbundle our services from those generally offered to subscribers as of July 1, 2013, which would have a material, negative effect on our revenue. We may not be able to expand our base of wireless carrier customers to offset revenue declines if we lose a wireless carrier customer or if the number of end users for our services declines.
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
Risks related to our intellectual property and regulation
We operate in an industry with extensive intellectual property litigation. Claims of infringement against us, our wireless carrier customers, or other business partners may cause our business, operating results and financial condition to suffer.
Our commercial success depends in part upon us, our partners and our customers not infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures and/or need to alter our technologies or cease certain activities. We operate in an industry with extensive intellectual property litigation and it is not uncommon for our wireless carrier customers, handset manufacturing partners, and competitors to be involved in infringement lawsuits by or against third parties. Many industry participants that own, or claim to own, intellectual property aggressively assert their rights, and our wireless carrier customers and other business partners, who we agree in certain circumstances to indemnify for intellectual property infringement claims related to our services, are often targets of such assertions. We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.

We have received, and may in the future receive, claims from third parties alleging infringement and other related claims. As of the date of this Quarterly Report on Form 10-Q, we were named as a defendant in several cases alleging that our services infringe other parties' patents, as well as other matters. See Part I, Item 3, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our wireless carrier customers and other business partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, our wireless carrier customers or our other business partners. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

•	adversely affect our relationships with our current or future wireless carrier customers and other business partners;

•	cause delays or stoppages in the shipment of Telenav enabled or preloaded mobile phones or vehicles, or cause us to modify or suspend the provision of our LBS;

•	cause us to incur significant expenses in defending claims brought against our wireless carrier customers, other business partners or us;

•	divert management's attention and resources;

•	subject us to significant damages or settlements;

•	require us to enter into settlements, royalty or licensing agreements on unfavorable terms; or

•	require us or our business partners to cease certain activities and/or modify our products or services.

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
The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually. For example, as of June 30, 2012, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	lawsuits threatened or filed against us; and

•	large distributions of our common stock by significant stockholders to limited partners or others who immediately resell the shares.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 48.1% of our common stock outstanding as of December 31, 2012. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities

On October 10, 2012, we issued 586,580 shares of our common stock to certain stockholders of ThinkNear as partial consideration for our acquisition of 100% of the outstanding stock of ThinkNear. This issuance was not registered under the Securities Act of 1933, as amended, in reliance on the exemptions provided by Section 4(2) thereof and Regulation D promulgated thereunder for private sales by an issuer not involving a public offering. The stockholders who received shares of our common stock made representations to us as to their investment intent and financial sophistication.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2012	186,572	$6.56	186,572	$19,543,154
November 1 – November 30, 2012	445,046	$7.62	445,046	$16,150,180
December 1 – December 31, 2012	557,037	$7.90	557,037	$11,747,805
Total	1,188,655	$7.59	1,188,655	$11,747,805

(1)
The purchases of our shares of common stock by us were made pursuant to (a) an existing stock repurchase plan announced by us on October 27, 2011 that expired on October 27, 2012, and (b) a new stock repurchase plan announced by us on October 23, 2012 that expires on October 23, 2013, under which our board of directors authorized us to purchase shares of our common stock up to an aggregate of $20.0 million, inclusive of broker fees.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010

3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012

10.4.1#	2009 Equity Incentive Plan, as amended.	8-K	10.4.1	12/3/2012

10.15.7+	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	Filed herewith

10.15.8+	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	Filed herewith

10.16.19+
Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.
		Filed herewith

10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	Filed herewith

10.16.21+
Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.
		Filed herewith

10.26.10+	Amendment No. 10 dated December 12, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith

10.28#	Summary of Nonemployee Director Compensation.	8-K	10.28	12/3/2012

10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith

101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith

101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	February 8, 2013	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	February 8, 2013	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010

3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012

10.4.1#	2009 Equity Incentive Plan, as amended.	8-K	10.4.1	12/3/2012

10.15.7+	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	Filed herewith

10.15.8+	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	Filed herewith

10.16.19+
Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.
Filed herewith

10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	Filed herewith

10.16.21+
Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.
Filed herewith

10.26.10+	Amendment No. 10 dated December 12, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith

10.28#	Summary of Nonemployee Director Compensation.	8-K	10.28	12/3/2012

10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS*	XBRL Instance Document	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith

101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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