Form 10-Q
period 2013-03-31
Telenav, Inc.
filed 2013-05-08
CIK 1474439

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2013

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
As of April 30, 2013, there were approximately 39,676,979 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2013	June 30, 2012*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,553	$6,920
Short-term investments	166,969	192,548
Accounts receivable, net of allowances of $408 and $314 at March 31, 2013 and June 30, 2012, respectively	29,412	25,316
Deferred income taxes	1,280	1,403
Prepaid expenses and other current assets	12,349	14,319
Total current assets	230,563	240,506
Property and equipment, net	12,786	15,442
Deferred income taxes, non-current	2,436	2,872
Goodwill and intangible assets, net	19,316	923
Other assets	5,654	5,036
Total assets	$270,755	$264,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,049	$3,059
Accrued compensation	7,594	9,116
Accrued royalties	10,603	4,397
Other accrued expenses	13,115	8,385
Deferred revenue	14,306	9,222
Income taxes payable	532	1,350
Total current liabilities	48,199	35,529
Deferred rent, non-current	8,693	8,410
Other long-term liabilities	5,046	4,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 45,622 shares issued and 39,665 shares outstanding at March 31, 2013; 44,001 shares issued and 41,353 shares outstanding at June 30, 2012	39	42
Additional paid-in capital	117,150	118,855
Accumulated other comprehensive income	573	370
Retained earnings	91,055	97,251
Total stockholders’ equity	208,817	216,518
Total liabilities and stockholders’ equity	$270,755	$264,779

* Derived from audited consolidated financial statements as of and for the year ended June 30, 2012
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Revenue:
Product	$24,824	$9,758	$48,214	$17,356
Services	30,163	44,767	96,524	136,725
Total revenue	54,987	54,525	144,738	154,081
Cost of revenue:
Product	12,882	6,445	26,253	9,954
Services	8,795	7,651	24,398	22,958
Total cost of revenue	21,677	14,096	50,651	32,912
Gross profit	33,310	40,429	94,087	121,169
Operating expenses:
Research and development	16,067	17,251	45,372	49,465
Sales and marketing	7,941	7,280	22,752	19,726
General and administrative	5,259	5,473	18,635	17,514
Total operating expenses	29,267	30,004	86,759	86,705
Operating income	4,043	10,425	7,328	34,464
Other income, net	266	467	1,302	1,467
Income from continuing operations before provision for income taxes	4,309	10,892	8,630	35,931
Provision for income taxes	488	3,790	2,170	10,349
Income from continuing operations, net of tax	3,821	7,102	6,460	25,582
Income from discontinued operations, net of tax	33	249	999	196
Net income	$3,854	$7,351	$7,459	$25,778

Basic income per share:
Income from continuing operations	$0.10	$0.17	$0.16	$0.62
Net income	$0.10	$0.18	$0.18	$0.62
Diluted income per share:
Income from continuing operations	$0.09	$0.16	$0.15	$0.58
Net income	$0.09	$0.17	$0.18	$0.58
Weighted average shares used in computing net income per share:
Basic	39,874	41,454	40,672	41,412
Diluted	41,628	43,579	42,394	44,208
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$3,854	$7,351	$7,459	$25,778
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	68	30	22	(98)
Unrealized gain (loss) on available-for-sale securities, net of tax	88	30	180	(20)
Other comprehensive income (loss), net of tax:	156	60	202	(118)
Comprehensive income	$4,010	$7,411	$7,661	$25,660

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2013	2012
Operating activities
Net income	$7,459	$25,778
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,427	6,025
Accretion of premium on short-term investments	3,269	3,416
Stock-based compensation expense	6,214	3,798
Write-off due to impairment	458	—
Excess tax benefits from employee stock option plans	5	(799)
Changes in operating assets and liabilities:
Accounts receivable	(3,761)	4,185
Deferred income taxes	(879)	2,016
Prepaid expenses and other current assets	1,982	(3,763)
Other assets	(924)	(331)
Accounts payable	(811)	(27)
Accrued compensation	(1,522)	562
Accrued royalties	6,206	3,607
Accrued expenses and other liabilities	5,091	1,843
Income taxes payable	(768)	2,780
Deferred rent	1,141	8,852
Deferred revenue	5,050	(21,899)
Net cash provided by operating activities	34,637	36,043
Investing activities
Purchases of property and equipment	(1,887)	(13,058)
Additions to capitalized software	(793)	(1,649)
Purchases of short-term investments	(86,569)	(112,820)
Purchase of long-term investments	(950)	(850)
Proceeds from sales and maturities of short-term investments	109,059	106,462
Acquisitions, net of cash acquired	(18,254)	(1,768)
Net cash provided by (used in) investing activities	606	(23,683)
Financing activities
Proceeds from exercise of stock options	2,633	1,843
Repurchase of common stock	(24,209)	(11,322)
Tax withholdings related to net share settlements of restricted stock units	(51)	—
Excess tax benefits from employee stock option plans	(5)	799
Net cash used in financing activities	(21,632)	(8,680)
Effect of exchange rate changes on cash and cash equivalents	22	(98)
Net increase in cash and cash equivalents	13,633	3,582
Cash and cash equivalents, at beginning of period	6,920	24,053
Cash and cash equivalents, at end of period	$20,553	$27,635
Supplemental disclosure of cash flow information
Income taxes paid	$501	$6,870
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of legal ownership, there exists a parent-subsidiary relationship between Telenav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses and profits of Jitu. The results of Jitu did not have a material impact on our overall operating results for the three and nine months ended March 31, 2013 and 2012.
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
Beginning in the first quarter of fiscal 2013, we present revenue and cost of revenue separately for product and services. Product revenue includes primarily revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications; services revenue includes primarily revenue we derive from our LBS, mobile advertising and premium LBS.
On April 16, 2013, we completed the sale of our enterprise business to a third party. The results of operations of our enterprise business, which were previously presented as a component of our consolidated operating results, have been classified as discontinued operations in our statement of income for all periods presented. All information in the following notes to the condensed consolidated financial statements includes only results from continuing operations for all periods presented, unless otherwise noted. See Note 11 Subsequent Events.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, the recoverability of accounts receivable, the determination of acquired intangibles and goodwill, the fair value of stock awards issued, the determination of income taxes and the recoverability of deferred tax assets. Actual results could differ from those estimates.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Concentrations of risk and significant customers
Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 23% and 33% of revenue for the three months ended March 31, 2013 and 2012, respectively, and 30% and 36% of revenue for the nine months ended March 31, 2013 and 2012, respectively. Receivables due from AT&T were 21% and 48% of total accounts receivable at March 31, 2013 and June 30, 2012, respectively. Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 15% and 34% of revenue for the three months ended March 31, 2013 and 2012, respectively, and 17% and 37% of revenue for the nine months ended March 31, 2013 and 2012, respectively. Revenue related to services provided through Ford Motor Company, or Ford, comprised 46% and 34% of revenue for the three and nine months ended March 31, 2013, respectively. As of March 31, 2013 and June 30, 2012, receivables due from Ford were 46% and 18% of total accounts receivable, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.
Our map and points of interest, or POI, data have been provided principally by TomTom North America, Inc., or TomTom, and Navigation Technologies Corporation, a Nokia company, or NAVTEQ, in the three and nine months ended March 31, 2013 and 2012. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Recent accounting pronouncements
There have been no new accounting pronouncements during the nine months ended March 31, 2013 as compared to the recent accounting pronouncements described in our Form 10-K, that are of significance to us.
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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Income from continuing operations	$3,821	$7,102	$6,460	$25,582
Income from discontinued operations	33	249	999	196
Net income	$3,854	$7,351	$7,459	$25,778
Shares used in computing net income per share:
Basic:
Weighted average common shares used in computing basic net income per share	39,874	41,454	40,672	41,412
Diluted:
Weighted average common shares used in computing basic net income per share	39,874	41,454	40,672	41,412
Add weighted average effect of dilutive securities:
Stock options	1,582	2,125	1,633	2,796
Restricted stock and restricted stock units	172	—	89	—
Weighted average common shares used in computing diluted net income per share	41,628	43,579	42,394	44,208
Basic income per share:
Income from continuing operations	$0.10	$0.17	$0.16	$0.62
Income from discontinued operations	—	0.01	0.02	—
Net income	$0.10	$0.18	$0.18	$0.62
Diluted income per share:
Income from continuing operations	$0.09	$0.16	$0.15	$0.58
Income from discontinued operations	—	0.01	0.03	—
Net income	$0.09	$0.17	$0.18	$0.58
The following outstanding shares subject to options and restricted stock units were excluded from the computations of diluted income per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Options to purchase common stock	3,773	2,117	4,083	1,235
Restricted stock units	720	—	313	—

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three and nine months ended March 31, 2013 and 2012.
Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2013 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$19,565	$—	$—	$19,565
Cash equivalents:
Money market mutual funds	988	—	—	988
Total cash equivalents	988	—	—	988
Total cash and cash equivalents	20,553	—	—	20,553
Short-term securities:
Certificates of deposit	1,000	4	—	1,004
Municipal securities	156,134	389	(22)	156,501
Commercial paper	2,992	3	—	2,995
Corporate bonds	6,391	78	—	6,469
Total short-term investments	166,517	474	(22)	166,969
Cash, cash equivalents and short-term investments	$187,070	$474	$(22)	$187,522

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,430	$—	$—	$1,430
Cash equivalents:
Money market mutual funds	4,490	—	—	4,490
Commercial paper	1,000			1,000
Total cash equivalents	5,490	—	—	5,490
Total cash and cash equivalents	6,920	—	—	6,920
Short-term investments:
Asset-backed securities	1,001	—	(1)	1,000
Certificates of deposit	2,750	—	—	2,750
Municipal securities	160,114	208	(81)	160,241
Commercial paper	3,463	2	—	3,465
Corporate bonds	25,045	57	(10)	25,092
Total short-term investments	192,373	267	(92)	192,548
Cash, cash equivalents and short-term investments	$199,293	$267	$(92)	$199,468

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$57,498	$57,590
Due within two years	91,815	92,119
Due after two years	17,204	17,260
Total	$166,517	$166,969

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of March 31, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

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
Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at March 31, 2013 (in thousands):

	Fair Value Measurements at March 31, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$988	$988	$—	$—
Total cash equivalents	988	988	—	—
Short-term investments:
Certificates of deposit	1,004	—	1,004	—
Municipal securities	156,501	—	156,501	—
Commercial paper	2,995	—	2,995	—
Corporate bonds	6,469	—	6,469	—
Total short-term investments	166,969	—	166,969	—
Cash equivalents and short-term investments	$167,957	$988	$166,969	$—
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
Accretion of premium on short-term investments totaled $3.3 million and $3.4 million in the nine months ended March 31, 2013 and 2012, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2013 or June 30, 2012.

5.	Commitments and contingencies
Operating lease and purchase obligations
As of March 31, 2013, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

	Payments due by period
	Total	Fiscal 2013	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Thereafter
Operating lease obligations, net of sublease income	$25,395	$1,046	$4,686	$3,603	$3,171	$3,052	$9,837
Purchase obligations	11,376	3,629	6,873	833	41	—	—
Total contractual obligations	$36,771	$4,675	$11,559	$4,436	$3,212	$3,052	$9,837
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
On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses and other relief. WRE-Hol later sought to add claims against us and certain of our founders, alleging misappropriation of trade secrets, breach of contract, and wrongful patent inventorship. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office, or PTO. In the reexamination, the PTO rejected 44 of the 51 patent claims and confirmed the remaining seven claims. We filed a separate reexamination request with the PTO for the seven confirmed claims. As result of the Examiner's initial findings in that

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

proceeding, WRE-Hol canceled all but one of the patent claims. We also filed an appeal to challenge some of the findings of the earlier reexamination. On April 18, 2013 the Patent Trial and Appeal Board ruled in Telenav's favor on the appeal, rejecting all seven of the remaining claims. While the Court's ruling appears to be dispositive of all of the asserted claims, we do not yet know whether WRE-Hol will seek to challenge that finding. The Court stayed the entire litigation pending completion of the reexamination. At this time, the case remains stayed by the Court. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses and other relief. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the Court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, and asked the Court to postpone the rest of the case schedule pending the resolution of these potentially case-dispositive motions. The defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the Court granted AT&T and Telenav's motion for summary judgment of noninfringement. While the Court's ruling appears to be dispositive of plaintiff's claims, on April 29, 2013 the plaintiff provided notice that it is appealing the Court's ruling. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO. In light of the reexamintion and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case remains stayed until at least May 27, 2013. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On August 30, 2012 NAVTEQ North America LLC, or NAVTEQ, filed a complaint against us, alleging that we breached the Data License Agreement, committed fraud, and otherwise received unjust enrichment. NAVTEQ sought actual and punitive damages. On January 25, 2013, we entered into a confidential Settlement Agreement and Release with NAVTEQ. On February 7, 2013, the Court granted a Joint Motion filed by NAVTEQ and us to dismiss all pending claims.

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
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”). After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the PTO completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement; however, there continues to be a disagreement as to whether any additional amounts are owed to AT&T for legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.
6.Guarantees and indemnifications
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
The information below regarding stock option activity, stock options outstanding and stock compensation expense includes both continuing and discontinued operations.
Stock option activity for the nine months ended March 31, 2013 was as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2012	7,707
Granted	1,213
Exercised	(1,004)
Canceled	(741)
Options outstanding as of March 31, 2013	7,175
Information regarding stock options outstanding at March 31, 2013 is summarized below:

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	7,175	$5.92	6.77	$10,273
Options vested and expected to vest	6,862	$5.87	6.69	$10,193
Options exercisable	3,838	$4.83	5.50	$9,336

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

During the nine months ended March 31, 2013, we granted restricted stock units for a total of 1,185,900 shares of our common stock, which vest over four years. Restricted stock units totaling 37,750 shares vested during the nine months ended March 31, 2013. As of March 31, 2013, restricted stock units outstanding totaled 1,150,649 shares with a weighted average remaining contractual life of 2.07 years and an aggregate intrinsic value of $7.4 million. Restricted stock units vested and expected to vest totaled 977,017 shares with a weighted average remaining contractual life of 1.96 years and an aggregate intrinsic value of $6.3 million.

During the nine months ended March 31, 2013, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 2,275,000 shares. As of March 31, 2013 and June 30, 2012, there were a total of approximately 1,188,000 and 507,000 shares available for grant under our stock option and equity incentive plans, respectively.
The following table summarizes the stock-based compensation expense recorded for stock options, restricted stock units and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Cost of revenue	$41	$21	$117	$68
Research and development	1,017	623	2,545	1,863
Selling and marketing	684	312	1,676	846
General and administrative	875	351	1,876	1,021
Total stock-based compensation expense	$2,617	$1,307	$6,214	$3,798
We use valuation pricing models to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock-based awards granted were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
Expected volatility	70%	65%	72%	64%
Expected term (in years)	4.69	4.50	4.79	4.50
Risk-free interest rate	0.77%	0.74%	0.66%	0.87%
Dividend yield	—	—	—	—

8.	Stock repurchase program
On October 23, 2012, we announced that our Board of Directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $20.0 million of cash to repurchase 2,625,415 shares of our common stock at an average purchase price of $7.62 per share during the nine months ended March 31, 2013. In addition, in completing our previous stock repurchase program, which we announced in October 2011, we utilized $4.2 million of cash to repurchase 683,109 shares of our common stock at an average purchase price of $6.16 per share during the nine months ended March 31, 2013. The repurchased shares are being held as treasury shares. As of March 31, 2013, we had completed this program.
We used the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the nine months ended March 31, 2013, we reduced common stock and APIC by an aggregate of $10.5 million and charged $13.7 million to retained earnings.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

On March 18, 2013, we announced that our Board of Directors authorized a program for the repurchase of up to $10.0 million of our shares of common stock through open market purchases. As of March 31, 2013, no repurchases had been made under this program.

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate, excluding discontinued operations, was 25% and 29% for the nine months ended March 31, 2013 and 2012, respectively. Our effective tax rate, excluding discontinued operations, of 25% for the nine months ended March 31, 2013 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to the extension of the R&D credit offset by nondeductible stock compensation and discrete tax benefits of $1.0 million as a result of changes in intercompany arrangements and $0.8 million related to the retroactive effect of the R&D credit extension.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of March 31, 2013 and June 30, 2012, our cumulative unrecognized tax benefits were $4.9 million and $4.4 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2013 and June 30, 2012 was $4.1 million and $3.6 million, respectively, that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $273,000 and $181,000 for the payment of interest and penalties at March 31, 2013 and June 30, 2012, respectively.
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

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  The fiscal year 2012 and fiscal year 2013 benefits have been reflected in the effective tax rate for the nine months ending March 31, 2013.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

The following table reflects the values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$181
Accounts receivable	410
Other assets	259
Developed technology	5,100
Goodwill	12,673
Liabilities assumed	(188)
Total value of assets acquired and liabilities assumed	$18,435

We determined the fair value of developed technology to be $5.1 million, which is being amortized using the straight-line method over the estimated life of three years. Developed technology is included in goodwill and intangible assets, net of amortization on the consolidated balance sheet. We have recorded amortization expense of $425,000 and $804,000 related to developed technology for the three and nine months ended March 31, 2013, respectively. We expect to incur amortization expense of $1.7 million, $1.7 million, $1.7 million and $471,000 in fiscal 2013, fiscal 2014, fiscal 2015 and fiscal 2016, respectively, related to developed technology. Goodwill of $12.7 million was recorded as the excess of the fair value of the purchase consideration over the fair value of the net assets acquired. This asset is attributed to buyer-specific value resulting from synergies that are not included in the fair value of assets. No goodwill was deemed to be deductible for income tax purposes.
Included in the purchase consideration of $18.4 million is $2.7 million in cash that was withheld and deposited in escrow to satisfy potential indemnification claims. As of March 31, 2013, $2.7 million was recorded in prepaid and other assets with an offsetting liability in other accrued expenses on our balance sheet.
11. Subsequent Events
Sale of enterprise business
On April 16, 2013, we completed the sale of our enterprise business to FleetCor Technologies Operating Company, LLC, or FleetCor, for approximately $10.0 million in cash and the assumption by FleetCor of certain liabilities relating to our enterprise business. Our enterprise business enabled companies to better manage operations by using our LBS platform to track status and the location of mobile workers, vehicles and assets deployed in the field. In connection with the completion of the transaction, 50 of our employees became employees of FleetCor.
We entered an asset purchase agreement with FleetCor on March 12, 2013, which was amended and restated prior to closing on April 16, 2013. The amended and restated asset purchase agreement, or the Agreement, included customary representations, warranties and covenants, including a license permitting FleetCor to utilize certain of our intellectual property. Upon closing, 12.5% of the purchase price was held back by FleetCor and will be maintained for a period of twelve months to satisfy any amounts owed by us to FleetCor pursuant to our obligations under the Agreement, including indemnification provisions.
In connection with the sale, we entered into a transition services agreement, pursuant to which we expect to continue to support certain aspects of the enterprise business while that business is transitioned to FleetCor, and a noncompetition agreement, pursuant to which we agreed not to compete with FleetCor in certain business areas related to the enterprise business for three years.
Our continuing involvement through the transition services agreement with FleetCor was determined to be insignificant. Accordingly, the results of operations of our enterprise business have been classified as discontinued operations in our statement of income for all periods presented.

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
In this Form 10-Q, “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2012 as “fiscal 2012,” the fiscal year ending June 30, 2013 as “fiscal 2013," the fiscal year ending June 30, 2014 as "fiscal 2014” and the fiscal year ending June 30, 2015 as "fiscal 2015.”
Overview
Our mission is to help make people's lives less stressful, more productive, and more fun when they are on the go.
Our personalized navigation and location based services, or LBS, are created to meet the needs of on-the-go people, including helping them decide where to go, what to do, how to get there and when to leave. Our most recent services have solved these challenges by providing easily accessed, relevant, personalized information for everyday discovery, daily traffic, local search and voice navigation - across mobile phones, computers, and cars. With millions of users able to access Telenav products and services while on the go today, we believe that we are well positioned to capitalize on growing market opportunities related to connected cars and mobile advertising.
We derive revenue from wireless carriers, automobile manufacturers and original equipment manufacturers, or OEMs, advertisers and end users. Historically, we have primarily derived our revenue from our partnerships with wireless carriers who sell our LBS to their subscribers either as a standalone service or in a bundle with other data or voice services and, more recently, from automobile manufacturers whose vehicles contain our proprietary software and are able to access our navigation services. We currently provide our LBS to customers in North America and South America, and distributed into Asia as well.
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

We generate revenue from service subscriptions, including premium offerings, fixed fee arrangements, software licenses, and local mobile advertising. Our customers include end users, wireless carriers, automobile manufacturers and OEMs, advertisers and agencies. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through application stores. Our wireless carrier customers currently pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. Our wireless carrier navigation-related revenue, which accounts for the majority of our revenue, is also undergoing a substantial transition in the manner in which we are compensated. We currently provide our services for a monthly fee through some wireless carriers (whether the carrier bundles our services with others or charges the end user a monthly recurring fee for our services) and more recently have begun to provide some of our services to consumers for free with the added opportunity to purchase premium versions of the product. We refer to the free to premium distribution as the “freemium” model of distribution. Our free products are also designed to serve advertising to consumers.

Our agreement with Sprint provided that Sprint will cease to compensate us for services we provide to its customers through bundled offerings. In April 2013, we entered into an agreement to extend the period by which Sprint would provide us with limited compensation by 90 days to September 30, 2013. Because of the manner in which we recognize revenue for bundled services to Sprint, the extension of the agreement with Sprint by 90 days requires us to recognize some revenue that otherwise would have been recognized in the fourth quarter of fiscal 2013 in the first quarter of fiscal 2014.

Commencing on October 1, 2013, we expect that Sprint will no longer provide us material compensation for our services on a fixed fee basis and the revenue we will receive from Sprint will consist primarily of revenue from monthly recurring fees paid by end users for premium services or shared advertising revenue. During the first three quarters of fiscal 2013, we have also seen declines in the number of paid monthly recurring fee end users at other large wireless carrier customers, AT&T and T-Mobile, and we expect this trend to continue. As a result, we expect that our revenue from wireless carrier partners will continue to decline substantially and that the composition of the remaining wireless carrier revenue will change over the near term. We expect our total revenue in fiscal 2014 will decline substantially from previous years. We do not expect to be able to reduce our cost of services revenue at the same rate as services revenue, if at all. We will continue to incur significant costs, especially third party content and data center operations costs, associated with providing our LBS at reduced revenue rates or free under our freemium distribution model.We also anticipate that to continue our efforts to grow automotive, mobile advertising and other strategic revenue sources, our operating expenses are not expected to decline in fiscal 2014 from levels experienced in fiscal 2013. As a result, we believe that we will incur substantial net losses in fiscal 2014. If we are unable or elect not to reduce our expenses, we may not be able to achieve profitability in fiscal 2015 and possibly beyond.
In fiscal 2014, as has been the case to a lesser extent in fiscal 2013, we expect that subscription revenue from our partnerships with wireless carriers for navigation will decline substantially as our agreement with Sprint transitions to a predominantly freemium model and AT&T and T-Mobile continue to experience declines in subscribers paying monthly recurring charges for navigation applications. We expect that over time, certain other wireless carrier partners will shift to models in which we are not compensated on a fixed basis for our services but instead share revenue received with them, whether that revenue is generated directly from monthly recurring charges for navigation services or advertising in our navigation services.

We also derive revenue from the delivery of customized software products and royalties from the distribution of these software products in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed on 15 different Ford and Lincoln models. Ford and Lincoln models with our on-board automotive navigation product began shipping to South America with the 2012 model year and China with the 2013 model year. Our automobile manufacturer and OEM customers pay us a royalty fee upon production of a vehicle with our automotive navigation solutions.

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

In an effort to focus more and strengthen our strategic consumer, advertising and automotive business, on April 16, 2013 we closed the sale of our enterprise business to FleetCor, for approximately $10.0 million in cash and the assumption by FleetCor of certain liabilities relating to our enterprise business. Our enterprise business enabled companies to better manage operations by using our LBS platform to track status and the location of mobile workers, vehicles and assets deployed in the field. In connection with the completion of the transaction, 50 of our employees became employees of FleetCor. We expect to provide certain services to FleetCor to facilitate the transition of the business. We entered into a three year noncompetition agreement in which we agreed not to re-enter the enterprise business for a period of three years after the closing. The results of operations of our enterprise business have been classified as discontinued operations in our statement of income for all periods presented.

All information in the following management's discussion and analysis of financial condition and results of operations includes only results from continuing operations (excluding our enterprise business ) for all periods presented, unless otherwise noted.
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
Currently, we primarily derive our revenue from our wireless carrier customers for their end users' subscriptions to our LBS, as well as from activation fees for certain of our services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our LBS as part of a bundle of mobile data or voice services than if an end user subscribes to our LBS on a standalone basis. The majority of our end users receive access to our navigation application through bundled offerings. In addition, we derive revenue from the delivery of customized software products and royalties from the distribution of these software products in certain automotive navigation applications. We also derive revenue from advertising publishing and hyper-local exchange services, which we began to offer in the three months ended December 31, 2012 with our acquisition of ThinkNear. We also offer our applications directly to end users through application stores such as the Apple, Inc., or Apple, App Store and the Google Inc., or Google, Play marketplace. More recently, we have implemented revenue models based on free versions of our services which can generate fees through advertising supported arrangements, and subscriber upgrades to more premium versions for a fee. In the future, we may have other revenue models. We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications; services revenue consists primarily of revenue we derive from our LBS, mobile advertising and premium LBS.

For services that our subscribers purchase through our wireless carriers, our wireless carrier customers are responsible for billing and collecting the fees they charge their subscribers for the right to use our LBS. With respect to Sprint, through September 30, 2013, we will receive a guaranteed fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. We recognize revenue for the aggregate annual fees monthly on a straight-line basis over the term of the agreement. When we are paid on a revenue sharing basis with our wireless carrier customers, the amount we receive varies depending on several factors, including the revenue share rate negotiated with the wireless carrier customer, the price charged to the subscriber by the wireless carrier customer, the specific sales channel of the wireless carrier customer in which the service is offered and the features and capability of the service. As a result of these factors, the amount we receive for a subscriber may vary considerably and is subject to change over time.

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
AT&T represented 30% and 36% of our revenue in the nine months ended March 31, 2013 and 2012, respectively. In March 2013, our agreement with AT&T was automatically renewed, under its existing terms through March 2014, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our LBS.
Sprint represented 17% and 37% of our revenue in the nine months ended March 31, 2013 and 2012, respectively. We operate under an agreement with Sprint, which we most recently amended in April 2013. Under this amended agreement, we and Sprint have agreed to continue the fixed fee arrangement related to the Sprint bundle through September 30, 2013, and to partner to generate revenue from premium navigation and mobile advertising programs through December 31, 2015. In addition, our previous July 2012 amendment resulted in a significant reduction in our revenue from Sprint beginning July 1, 2012 compared to revenue levels recognized prior to the amendment. Sprint is not obligated to continue to bundle our navigation services after September 30, 2013, and even if Sprint does continue to bundle we may not receive meaningful compensation for such distribution of our services. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future; however, we have recently seen substantial declines in the number of paying subscribers for our services through AT&T.
Ford represented 34% and 12% of our revenue in the nine months ended March 31, 2013 and 2012, respectively. We provide both an on-board and an off-board connected navigation solution to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. We recognize revenue from our on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions generally as the software is reproduced and installed in vehicles. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
Subscription fees from our wireless carrier customers represented the majority of our revenue in the nine months ended March 31, 2013 and 2012. Subscription fee revenue from our mobile navigation service represented 60% and 85% of our revenue in the nine months ended March 31, 2013 and 2012, respectively. Subscription fee revenue from our mobile navigation service declined from the nine months ended March 31, 2012 to the nine months ended March 31, 2013, primarily due to the transition to an extension of the fixed fee with Sprint at a lower rate and a decrease in the number of paying subscribers for navigation services provided through AT&T and T-Mobile. Revenue from our automotive navigation solutions represented 34% and 12% of our revenue in the nine months ended March 31, 2013 and 2012, respectively. Revenue from our mobile advertising and premium LBS represented 5% and 3% of our revenue in the nine months ended March 31, 2013 and 2012, respectively.

In the nine months ended March 31, 2013 and 2012, we generated 92% and 94% of our revenue, respectively, in the United States. With respect to revenue we receive from Ford for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from Ford's United States' entity. In absolute dollars, revenue from our international operations increased in the nine months ended March 31, 2013 compared to the nine months ended March 31, 2012.

We expect that the percentage of our revenue represented by wireless carrier customers will decline substantially in fiscal 2014 as Sprint ceases to bundle our services for a fixed fee and more end users use our free or operating system-affiliated navigation services. We anticipate that we will not be successful in the short term at fully replacing lost wireless carrier revenue with revenue from automotive and advertising, resulting in a substantial decline in our total revenue in fiscal 2014 relative to prior years. For fiscal 2014, we expect automotive and advertising revenue to represent the most rapidly growing segments of our revenue but our expectations may not be realized. Although we are working to replace historical wireless carrier revenue, we believe that the growth of alternative sources of revenue, while material, will be insufficient to offset the declines in wireless carrier revenue in the short-term. As a result, we expect to incur net losses in fiscal 2014 and possibly future periods.
Cost of revenue
Our cost of revenue consists primarily of the cost of the third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our LBS. Our cost of revenue also includes expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology. The largest component of our cost of revenue are the fees we pay to providers of map and POI data, TomTom and NAVTEQ. We have long term agreements with TomTom and NAVTEQ pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and on a fixed fee basis. With respect to both TomTom and NAVTEQ, we are required to pay certain minimum fees for access to their content by our mobile navigation customers. For our on-board navigation solutions provided to Ford, we pay royalties on a per unit produced basis. We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board automotive navigation solutions and recognition of deferred development costs. Cost of services revenue consists primarily of the costs associated with third party content, data center operations, customer support, amortization of capitalized software, stock-based compensation and amortization of developed technology that we incur in providing our LBS, mobile advertising and premium LBS.
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

While we expect that services revenue from wireless carrier customers will decline substantially in fiscal 2014, we do not expect to be able to reduce our cost of services revenue at the same rate as services revenue, if at all. We will continue to incur significant costs, especially third party content and data center operations costs, associated with providing our LBS at reduced revenue rates or free under our freemium distribution model. We expect that our total cost of revenue will increase in both absolute dollars and as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions, which generally have higher associated third party content costs than our navigation offerings provided through wireless carriers. In addition, our cost of revenue will increase as the number of our end users increases, including those through freemium offerings, and average usage of our services by end users increases. We anticipate that our cost of revenue will also increase over time as we continue to enhance the richness of the content offered by our products. Finally, our cost of revenue will be impacted by amortization and depreciation expenses associated with planned data center capacity and redundancy increases, as well as increased amortization and recognition of deferred software development costs and amortization of developed technology acquired.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, product management and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue has been derived from wireless carriers, which bear much of the expense of marketing and promoting our services to their subscribers. As a result, the majority of our sales and marketing expenses relate to supporting our wireless carrier customers and attracting new automotive manufacturers, OEM, and advertisers. For example, we will add sales personnel to support our advertising business. We expect to increase our investment in sales and marketing activities, in part, to support our initiatives in the automotive industry and mobile advertising and to promote our branded services directly to end users.
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

Income from discontinued operations, net. Income from discontinued operations, net consists of results of operations of our discontinued Enterprise business.

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned in the United States. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by increases in nondeductible stock compensation or other nondeductible expenses. Our effective tax rate could also fluctuate due to a change in our earnings projections, changes in the valuation of our deferred tax assets or liabilities, changes in our ability to benefit from the carryback of net operating losses within the carryback period, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
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

There have been no material changes in our critical accounting policies and estimates during the nine months ended March 31, 2013 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2012.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Results of operations

The following tables set forth our results of operations for the three and nine months ended March 31, 2013 and 2012, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The results of operations of our Enterprise business have been classified as discontinued operations in our statement of income for all periods presented. The following discussion focuses solely on results of continuing operations.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Consolidated Statements of Income Data	2013	2012	2013	2012
	(in thousands)
Revenue:
Product	$24,824	$9,758	$48,214	$17,356
Services	30,163	44,767	96,524	136,725
Total revenue	54,987	54,525	144,738	154,081
Cost of revenue:
Product	12,882	6,445	26,253	9,954
Services	8,795	7,651	24,398	22,958
Total cost of revenue	21,677	14,096	50,651	32,912
Gross profit	33,310	40,429	94,087	121,169
Operating expenses:
Research and development	16,067	17,251	45,372	49,465
Sales and marketing	7,941	7,280	22,752	19,726
General and administrative	5,259	5,473	18,635	17,514
Total operating expenses	29,267	30,004	86,759	86,705
Operating income	4,043	10,425	7,328	34,464
Other income, net	266	467	1,302	1,467
Income before provision for income taxes	4,309	10,892	8,630	35,931
Provision for income taxes	488	3,790	2,170	10,349
Income from continuing operations, net of tax	3,821	7,102	6,460	25,582
Income from discontinued operations, net of tax	33	249	999	196
Net income	$3,854	$7,351	$7,459	$25,778

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
	(as a percentage of revenue)
Revenue:
Product	45%	18%	33%	11%
Services	55%	82%	67%	89%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	23%	12%	18%	6%
Services	16%	14%	17%	15%
Total cost of revenue	39%	26%	35%	21%
Gross profit	61%	74%	65%	79%
Operating expenses:
Research and development	29%	32%	31%	32%
Sales and marketing	14%	13%	16%	13%
General and administrative	10%	10%	13%	11%
Total operating expenses	53%	55%	60%	56%
Operating income	8%	19%	5%	23%
Other income, net	—%	1%	1%	—%
Income before provision for income taxes	8%	20%	6%	23%
Provision for income taxes	1%	7%	1%	6%
Income from continuing operations, net of tax	7%	13%	5%	17%
Income from discontinued operations, net of tax	—%	—%	—%	—%
Net income	7%	13%	5%	17%

Comparison of the three and nine months ended March 31, 2013 and 2012
Revenue.
Product revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. Product revenue increased 154% to $24.8 million in the three months ended March 31, 2013 from $9.8 million in the three months ended March 31, 2012. Product revenue increased 178% to $48.2 million in the nine months ended March 31, 2013 from $17.4 million in the nine months ended March 31, 2012. The increases in the comparable three and nine month periods were due primarily to increased revenue from automotive navigation solutions we provide for Ford vehicles, including the launch of our solutions in additional Ford and Lincoln models. In addition, product revenue in the three and nine months ended March 31, 2013 included $7.7 million and $8.9 million, respectively, of non-recurring engineering, or NRE, revenue received from Ford.
Services revenue. Services revenue consists primarily of revenue we derive from our LBS, mobile advertising and premium LBS. Services revenue decreased 33% to $30.2 million in the three months ended March 31, 2013 from $44.8 million in the three months ended March 31, 2012. Services revenue decreased 29% to $96.5 million in the nine months ended March 31, 2013 from $136.7 million in the nine months ended March 31, 2012. The decreases in the comparable three and nine month periods were due primarily to lower revenue from Sprint resulting from our July 2012 Sprint amendment, which resulted in a significant reduction in our fixed fee revenue from Sprint for bundled users beginning July 1, 2012, and lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T and T-Mobile. These decreases were partially offset by growth in revenue from monetization of freemium offerings through wireless carriers and application stores, and growth in mobile navigation revenue internationally. Accordingly, in the three months ended March 31, 2013, services revenue from Sprint, AT&T and T-Mobile decreased by $16.1 million, and the decrease was partially offset by an increase in services revenue of $1.2 million driven by monetization of freemium offerings and international. In the nine months ended March 31, 2013, services revenue from Sprint, AT&T and T-Mobile decreased by $46.6 million, and the decrease was partially offset by an increase in services revenue of $4.5 million driven by growth in monetization of freemium offerings and international, as well as growth in monthly subscription fees from end users of our mobile navigation services provided through U.S. Cellular.

Revenue concentrations. In the three months ended March 31, 2013 and 2012, revenue from AT&T represented 23% and 33% of our total revenue, respectively, and revenue from Sprint represented 15% and 34% of our total revenue, respectively. In the three months ended March 31, 2013, Ford represented 46% of our total revenue. In the nine months ended March 31, 2013 and 2012, revenue from AT&T represented 30% and 36% of our total revenue, respectively, and revenue from Sprint represented 17% and 37% of our total revenue, respectively. In the nine months ended March 31, 2013, Ford represented 34% of our total revenue. No other customer represented more than 10% of our total revenue in either period.
Subscription fees from our mobile navigation service represented 49% and 78% of our total revenue in the three months ended March 31, 2013 and 2012, respectively. Subscription fees from our mobile navigation service represented 60% and 85% of our total revenue in the nine months ended March 31, 2013 and 2012, respectively.

We primarily sell our services in the United States. In the three and nine months ended March 31, 2013, revenue derived from U.S. sources represented 93% and 92% of our total revenue, respectively. In the three and nine months ended March 31, 2012, revenue derived from U.S. sources represented 94% of our total revenue.
Cost of revenue.
Cost of product revenue. Our cost of product revenue increased 100% to $12.9 million in the three months ended March 31, 2013 from $6.4 million in the three months ended March 31, 2012, which was lower than the 154% increase in product revenue. Our cost of product revenue increased 164% to $26.3 million in the nine months ended March 31, 2013 from $10.0 million in the nine months ended March 31, 2012, which was lower than the 178% increase in product revenue. Our cost of product revenue increased in the comparable three and nine month periods due primarily to an increase in third party content costs of $4.0 million and $13.0 million, respectively, commensurate with the growth in our product revenue. However, cost of product revenue increased at a lower rate than product revenue for the three and nine months ended March 31, 2013 due primarily to the $7.7 million and $8.9 million, respectively, of NRE revenue from Ford, which had substantially lower associated costs as a percentage of revenue than our on-board navigation revenue earned from Ford for production vehicles.
Cost of services revenue. Our cost of services revenue increased 15% to $8.8 million in the three months ended March 31, 2013 from $7.7 million in the three months ended March 31, 2012. Our cost of services revenue increased 6% to $24.4 million in the nine months ended March 31, 2013 from $23.0 million in the nine months ended March 31, 2012. Cost of services revenue increased despite the 33% and 29% decreases in services revenue for the comparable three and nine month periods primarily due to our July 2012 Sprint amendment, which resulted in a significant reduction in our fixed fee revenue from Sprint beginning July 1, 2012. Cost of services revenue increased in absolute dollars for the comparable three month period primarily due to increased amortization expense of $0.4 million related to the developed technology acquired from ThinkNear and increased third party content costs of $2.0 million related to certain map content commitments for which we will no longer receive future benefits that were partially offset by a decrease in third party content costs of $1.5 million. Cost of revenue increased in absolute dollars for the comparable nine month period primarily due to increased customer support costs of $1.0 million and increased amortization expense of $0.9 million primarily related to the developed technology acquired from ThinkNear that were partially offset by a decrease in third party content costs of $0.8 million.
Gross profit. Our gross profit decreased to $33.3 million in the three months ended March 31, 2013 from $40.4 million in the three months ended March 31, 2012. Our gross profit decreased to $94.1 million in the nine months ended March 31, 2013 from $121.2 million in the nine months ended March 31, 2012. Our gross margin decreased to 61% in the three months ended March 31, 2013 from 74% in the three months ended March 31, 2012, and decreased to 65% in the nine months ended March 31, 2013 from 79% in the nine months ended March 31, 2012. The decrease in gross margin in the comparable three and nine month periods was due to lower services revenue from Sprint and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to Ford, which generally have higher associated content costs and resulting lower gross margins than our LBS services provided through our wireless carrier customers. However, the higher content costs of product revenue in the three and nine months ended March 31, 2013 were partially offset by the higher gross margin we earned on the $7.7 million and $8.9 million, respectively, of NRE revenue from Ford. We expect our gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will be negatively impacted in the future by the amortization of developed technology acquired as part of our acquisition of ThinkNear.
Research and development. Our research and development expenses decreased 7% to $16.1 million in the three months ended March 31, 2013 from $17.3 million in the three months ended March 31, 2012. Our research and development expenses decreased 8% to $45.4 million in the nine months ended March 31, 2013 from $49.5 million in the nine months ended March 31, 2012.The decreases in the comparable periods were primarily due to decreased compensation and benefits costs of $4.6 million associated with decreased average headcount, primarily in our China offices. As a percentage of revenue, research and development expenses decreased to 29% in the three months ended March 31, 2013 from 32% in the three months ended March 31, 2012, and decreased to 31% in the nine months ended March 31, 2013 from 32% in the nine months ended March 31, 2012. The total number of research and development personnel decreased 23% to 534 at March 31, 2013 from 695 at March 31, 2012. Although research and development personnel have decreased in the short-term, we expect research and development expenses will not reflect a proportionate decrease as we retain other research and development personnel in higher cost geographic areas. We also believe that as we continue to invest in expanding the LBS we offer, establish relationships with new automotive manufacturers and OEMs and advertisers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will not change materially in absolute dollars.
Sales and marketing. Our sales and marketing expenses increased 9% to $7.9 million in the three months ended March 31, 2013 from $7.3 million in the three months ended March 31, 2012. Our sales and marketing expenses increased 15% to $22.8 million in the nine months ended March 31, 2013 from $19.7 million in the nine months ended March 31, 2012. The increase in the three months ended March 31, 2013 was primarily due to increased advertising and promotion expenses of $0.6 million and increased stock-based compensation of $0.4 million, partially offset by decreased trade show expenses of $0.2 million. The increase in the nine months ended March 31, 2013 was primarily due to increased advertising and promotion expenses of $2.1 million and increased stock-based compensation of $0.8 million. As a percentage of revenue, sales and marketing expenses increased to 14% in the three months ended March 31, 2013 from 13% in the three months ended March 31, 2012, and increased to 16% in the nine months ended March 31, 2013 from 13% in the nine months ended March 31, 2012. The total number of sales and marketing personnel decreased 16% to 114 at March 31, 2013 from 136 at March 31, 2012. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars as we add sales personnel to support our advertising business.
General and administrative. Our general and administrative expenses decreased 4% to $5.3 million in the three months ended March 31, 2013 from $5.5 million in the three months ended March 31, 2012. Our general and administrative expenses increased 6% to $18.6 million in the nine months ended March 31, 2013 from $17.5 million in the nine months ended March 31, 2012. The slight decrease in the comparable three month period was primarily due to decreased legal costs of $1.7 million, partially offset by increased compensation and benefits costs of $1.2 million. The increase in the comparable nine month period was due to increased compensation and benefits costs of $1.8 million and professional services fees of $0.4 million, partially offset by decreased legal costs of $1.9 million. The total number of general and administrative personnel increased 6% to 76 at March 31, 2013 from 72 at March 31, 2012. As a percentage of revenue, general and administrative expenses were comparable at 10% in the three months ended March 31, 2013 and 2012. General and administrative expenses as a percentage of revenue increased to 13% in the nine months ended March 31, 2013 from 11% in the nine months ended March 31, 2012. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.
Other income, net. Our other income, net was $266,000 in the three months ended March 31, 2013 and $467,000 in the three months ended March 31, 2012. Our other income, net was $1.3 million in the nine months ended March 31, 2013 and $1.5 million in the nine months ended March 31, 2012.
Income from discontinued operations, net. Our income from discontinued operations, net was $33,000 in the three months ended March 31, 2013 and $249,000 in the three months ended March 31, 2012. Our income from discontinued operations, net was $1.0 million in the nine months ended March 31, 2013 and $196,000 in the nine months ended March 31, 2012.
Provision for income taxes. Our provision for income taxes, excluding discontinued operations, decreased to $2.2 million in the nine months ended March 31, 2013 from $10.3 million in the nine months ended March 31, 2012. Our effective tax rate, excluding discontinued operations, was 25% in the nine months ended March 31, 2013 compared to 29% in the nine months ended March 31, 2012. Our effective tax rate, excluding discontinued operations, of 25% for the nine months ended March 31, 2013 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to the extension of the R&D credit offset by nondeductible stock compensation and discrete tax benefits of $1.0 million as a result of changes in intercompany arrangements and $0.8 million related to the retroactive effect of the R&D credit extension.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2013 and June 30, 2012, our cumulative unrecognized tax benefits were $4.9 million and $4.4 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2013 is $4.1 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $273,000 and $181,000 accrued for the payment of interest and penalties at March 31, 2013 and June 30, 2012, respectively.

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

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  The fiscal year 2012 and fiscal year 2013 benefits have been reflected in the effective tax rate for the nine months ending March 31, 2013.
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Nine Months Ended
	March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$34,637	$36,043
Net cash provided by (used) in investing activities	606	(23,683)
Net cash used in financing activities	(21,632)	(8,680)
Effect of exchange rate changes on cash and cash equivalents	22	(98)
Net increase in cash and cash equivalents	$13,633	$3,582
At March 31, 2013, we had cash, cash equivalents and short-term investments of $187.5 million, which primarily consisted of money market mutual funds, certificates of deposit, municipal securities, corporate bonds, and commercial paper held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of March 31, 2013, our accounts receivable balance was $29.4 million, of which AT&T and Ford represented 21% and 46%, respectively.
Our future capital requirements will depend on many factors, including the rate of decline of our traditional mobile navigation subscription revenue, the rate of growth of our strategic growth areas, including mobile advertising, premium services, and automotive, the levels of operating expenses incurred as our revenue base is transitioning, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to satisfy our financial obligations for the foreseeable future. However, we expect that we will incur net operating losses in fiscal 2014 and possibly future periods and, as a result, our existing cash balances may be reduced. If we experience lower than expected cash generated from operating activities or we use more cash in operating activities than we anticipate, have revenue that is lower than we anticipate, or have greater than expected cost of revenue or operating expenses, our existing cash and cash equivalents may not be sufficient to fund our operations. Our revenue and operating results could be lower than we anticipate if, among other reasons, our wireless carrier and automotive customers, three of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them. For example, the number of subscribers of our services at AT&T has declined in the first three quarters of fiscal 2013, and we cannot be certain that those wireless carrier customers will continue to offer our services if the number of subscribers continues to decline. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by operating activities. Net cash provided by operating activities was $34.6 million and $36.0 million in the nine months ended March 31, 2013 and 2012, respectively. Cash provided by or used in operating activities has historically been affected by growth in our end user base, increases in the number of Ford and Lincoln vehicle models launched with our navigation products, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the nine months ended March 31, 2013, cash provided by operating activities was provided principally by net income of $7.5 million, adjusted for non-cash charges for depreciation and amortization of $6.4 million, stock-based compensation of $6.2 million and accretion of premium on short-term investments of $3.3 million, and $10.8 million from changes in our operating assets and liabilities. The changes in operating assets and liabilities resulted principally from an increase in accrued royalties of $6.2 million driven primarily by our growth in product revenue from Ford and an increase in deferred revenue of $5.1 million primarily as a result of Sprint’s prepayment under its fixed annual fee arrangement. In the nine months ended March 31, 2012, cash provided by operating activities was provided principally by net income of $25.8 million, adjusted for non-cash charges for depreciation and amortization of $6.0 million, and stock-based compensation of $3.8 million, partially offset by $2.2 million from changes in our operating assets and liabilities.
Net cash provided by (used in) investing activities. Our investing activities provided $0.6 million and used $23.7 million during the nine months ended March 31, 2013 and 2012, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment and internal software development costs. We expect to make additional purchases of property and equipment in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base, as well as replace equipment nearing the end of its service life. In the nine months ended March 31, 2013, cash provided by investing activities was provided principally by proceeds from sales and maturities of short-term investments, net of purchases, of $22.5 million, partially offset by cash used for our acquisition of ThinkNear for $18.3 million net of cash acquired, purchases of property and equipment of $1.9 million, and additions to capitalized software of $0.8 million. In the nine months ended March 31, 2012, cash used in investing activities was used principally for purchases of property and equipment of $13.1 million, purchases of short-term investments, net of sales and maturities, of $6.4 million, additions to capitalized software of $1.6 million and acquisition costs of $1.8 million, net of cash acquired.
Net cash used in financing activities. During the nine months ended March 31, 2013 and 2012, we used cash in our financing activities of $21.6 million and $8.7 million, respectively, primarily to repurchase shares of our outstanding common stock under our stock repurchase programs. In the nine months ended March 31, 2013, we utilized $24.2 million of cash to repurchase 3,308,524 shares of our common stock at an average purchase price of $7.32 per share, partially offset by proceeds from the exercise of stock options. In the nine months ended March 31, 2012, we utilized $11.3 million of cash to repurchase shares of our common stock, partially offset by proceeds from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of March 31, 2013, we had an aggregate of $36.8 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $36.8 million of future minimum commitments were comprised of $4.7 million due in fiscal 2013; $11.6 million due in fiscal 2014; $4.4 million due in fiscal 2015; $3.2 million due in fiscal 2016; $3.1 million due in fiscal 2017, and $9.8 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese Renminbi, or RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. As of March 31, 2013, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses and other relief. WRE-Hol later sought to add claims against us and certain of our founders, alleging misappropriation of trade secrets, breach of contract, and wrongful patent inventorship. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office, or PTO. In the reexamination, the PTO rejected 44 of the 51 patent claims and confirmed the remaining seven claims. We filed a separate reexamination request with the PTO for the seven confirmed claims. As result of the Examiner's initial findings in that proceeding, WRE-Hol canceled all but one of the patent claims. We also filed an appeal to challenge some of the findings of the earlier reexamination. On April 18, 2013 the Patent Trial and Appeal Board ruled in Telenav's favor on the appeal, rejecting all seven of the remaining claims. While the Court's ruling appears to be dispositive of all of the asserted claims, we do not yet know whether WRE-Hol will seek to challenge that finding. The Court stayed the entire litigation pending completion of the reexamination. At this time, the case remains stayed by the Court. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses and other relief. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the Court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, and asked the Court to postpone the rest of the case schedule pending the resolution of these potentially case-dispositive motions. The defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the Court granted AT&T and Telenav's motion for summary judgment of noninfringement. While the Court's ruling appears to be dispositive of plaintiff's claims, on April 29, 2013 the plaintiff provided notice that it is appealing the Court's ruling. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO. In light of the reexamination and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case remains stayed until at least May 27, 2013. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On August 30, 2012 NAVTEQ North America LLC, or NAVTEQ, filed a complaint against us , alleging that we breached the Data License Agreement, committed fraud, and otherwise received unjust enrichment. NAVTEQ sought actual and punitive damages. On January 25, 2013, we entered into a confidential Settlement Agreement and Release with NAVTEQ. On February 7, 2013, the Court granted a Joint Motion filed by NAVTEQ and us to dismiss all pending claims.

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

In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”). After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed until the PTO completes its reexamination of the validity of the patents at issue. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement; however, there continues to be a disagreement as to whether any additional amounts are owed to AT&T for legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.

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
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products were introduced in fiscal 2010 in a limited number of vehicles and just recently reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 34% of our revenue in the nine months ended March 31, 2013 and 12% of our revenue in the nine months ended March 31, 2012. We expect that Ford and other OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines and our other sources of revenue, such as advertising, have not become material. In addition, our revenue could decline if Ford increased the cost to consumers of our navigation product or reduced the number of vehicles or the geographies in which vehicles with our product as an option are sold. Our contract with Ford expires in May 2014, and may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after May 2014, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed.
We may not successfully increase our revenue from Ford in the medium- and long-term if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties. Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile OEMs, these relationships with OEMs, such as Delphi Automotive Systems LLC, or Delphi, may not produce significant revenue if they launch limited models or due to competition from third parties. Our ability to attract automobile manufacturers may also be limited by OEMs which provide the solutions of which we are a part, if those OEMs have existing relationships with other navigation vendors or provide their own solutions. Some automobile manufacturers or OEMs may be reluctant to select our products for their worldwide platform due to the concentration of our mobile navigation business in North America and our relative lack of experience with connected mobile navigation in other geographies. For example, Ford recently began offering vehicles with our solutions in China and if the look and feel of our navigation solutions is inconsistent with what Chinese customers expect, Ford may not introduce vehicles with our solutions in other geographies.
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
The design and sales cycle for on-board or off-board automotive navigation products is substantially longer than those associated with our LBS services to customers of wireless carriers. As a result, we may not be able to achieve significant revenue from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 24 to 36 months prior to the anticipated commercial launch of the vehicle.
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
We may be unable to enter into agreements to provide automobile navigation products if we do not offer navigation products that serve geographies throughout the world or automobile manufacturers and OEMs are uncomfortable with our ability to support markets outside of the United States. Our automobile manufacturer and OEM customers may choose to partner with providers of LBS with extensive international operations. We may be at a disadvantage to attracting such customers due to our business being concentrated in the United States. Ford only recently began offering vehicles with our solutions outside of the United States and we may not be successful in those geographies if customers are uncomfortable with the look and feel of our solutions. If we are unable to attract or retain such automobile manufacturer and OEM customers, our revenue and operating results will be negatively affected.
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
We are substantially dependent on two wireless carrier customers for a large portion of our revenue. In the nine months ended March 31, 2013 and 2012, Sprint represented 17% and 37% of our revenue, respectively. Effective July 1, 2012, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2012 to December 31, 2015. Pursuant to the terms of our agreement with Sprint, we are Sprint's preferred supplier of navigation applications until December 31, 2015 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on certain handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed fee through September 30, 2013 regardless of the number of subscribers (up to specified thresholds). Sprint is not obligated to continue to bundle our navigation services after September 30, 2013 and we do not expect Sprint to continue to do so in any substantive way. Even if Sprint does continue to bundle we may not receive meaningful compensation for such distribution of our services or Sprint may cease to bundle our service with its Simply Everything plan. For example, in April 2013, we entered into an amendment to our agreement with Sprint to continue to bundle our services for the three months ending September 30, 2013 for consideration of $3.6 million, which was substantially lower than the fee for similar periods paid in fiscal 2012 and 2013. We do not anticipate that we will receive meaningful revenue from Sprint after September 30, 2013 and that we will incur net losses as a result.
We do not anticipate that Sprint will elect to continue to bundle our navigation services after September 30, 2013 and pay us a material fee for such bundling, therefore we believe our financial condition and results of operations will be materially and adversely affected during fiscal 2014 and possibly beyond. Although we have negotiated revenue sharing for advertising we provide to Sprint customers and premium subscription fees, in the event Sprint no longer provides us with material compensation for the inclusion of our LBS in Sprint's bundled service offerings, we believe that our revenue would decline substantially and our other sources of revenue from Sprint would not offset the shortfall in the near term. Our relationship with Sprint may also be negatively affected by uncertainty at Sprint regarding its future as an independent company in light of multiple offers to acquire all or a portion of its shares.
In the nine months ended March 31, 2013 and 2012, AT&T represented 30% and 36% of our total revenue, respectively. AT&T is not required to offer our LBS. Our agreement with AT&T expires in March 2014 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Even if AT&T continues to renew our agreement, we may not receive material revenue from AT&T if its subscribers do not continue to purchase our navigation services. In fiscal 2013, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2014 and possibly beyond.
We provide freemium navigation to compete with free offerings and we may not be successful with these new products or convert “free” users to paid users.
We provide freemium personalized navigation apps on the Apple App Store, the Google Play marketplace and through other marketplaces and our wireless carrier partners. Freemium offerings are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising. We may not achieve substantial end user acceptance of these products, and even if end users download and use the freemium products, we may not be successful in converting those “free” users into paid users, particularly since we have begun to offer voice-guided navigation in our freemium offerings. Our freemium offerings offer planning features and other features unrelated to pure navigation that we do not have substantial experience in designing or marketing. These features may deter users who are looking for a pure navigation offering. We have limited experience in marketing our products and services directly to end users or generating advertising revenue. To the extent that our number of active subscribers is low, we may not be able to fulfill sufficient advertising orders to generate meaningful advertising revenue from a freemium model. Bad reviews from end users who dislike our freemium offerings may dissuade other end users from downloading our freemium offerings or converting to paid users. We may not be successful in gaining visibility among end users without incurring significant expenses to market our products and services to those users. In addition, we do not have experience in converting users of free applications to paid users or in generating revenue from full featured products solely through advertising revenue. If we are unable to achieve high visibility among end users on a cost effective basis or fail to convince those end users to convert to paid products and revenue producing services, we may be unable to sustain our revenue and profitability and we may incur losses in the future.
We may not successfully generate advertising revenue as a result of our recent acquisition of ThinkNear or from our LBS if we are unable to attract and retain advertisers.
Although we began providing advertising to some of our end users in 2010, to date, we have not generated material revenue from advertising. In October 2012, we acquired ThinkNear, a privately-held Los Angeles-based hyper-local mobile advertising company. In order to grow our advertising business, we need to identify and attract a sufficient number of advertisers for the available ad placements in our LBS or through display ads offered by ThinkNear. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  To date, we have had to demonstrate to prospective advertisers the benefits of placing advertisements in driving routes or with POI searches as there is not a widely accepted belief that end user impressions or unique “drive to” cost per action advertising in a navigation setting are more likely to result in a purchase. We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. As we retain sales personnel for our advertising business, we may not be successful in training them to sell LBS advertising effectively or to be productive quickly. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of advertising in our LBS. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation.
We expect our operating income to decline substantially as a percentage of revenue, and we anticipate that we may incur losses in fiscal 2014 and other periods, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our operating income was 5% and 23% and our net income was 5% and 17% in the nine months ended March 31, 2013 and 2012, respectively. Our revenue from paid wireless carrier mobile navigation has declined and we expect it to continue to do so. Due to the lengthy design cycle in automotive navigation and the early nature of our advertising business, we anticipate that we will incur net operating losses in the three months ending June 30, 2013 and fiscal 2014, for the first time since 2007 as we do not expect to reduce our expenditures proportionately with the anticipated decline in revenue.
Although we are working to replace wireless carrier revenue, efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 months to two years and in order to win designs and achieve revenue from this growth area, we have to make investments two to four years before we anticipate receiving revenue, if any. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with employees in higher cost geographic areas who have different skills. As a result of these factors, we believe our operating income may become a net operating loss and that we will incur net losses at least through fiscal 2014. Furthermore, our investments and expenditures may not result in the growth that we anticipate. In the event we decide to reduce expenses in the future, we may not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the transition away from paid carrier navigation to freemium offerings for mobile phone based navigation services;

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free;

•	the ability of our automobile manufacturer customers to sell automobiles equipped with our products

•
the seasonality of new vehicle model introductions and consumer buying patterns, as well as the affects of financial market turmoil and economic uncertainty on vehicle purchases, particularly outside of the U.S.;

•	the effectiveness of our entry into new business areas, such as advertising;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the loss of our relationship or a change in our revenue model with any particular wireless carrier customer;

•	the timing and success of wireless carrier customers’ marketing expenditures;

•	the extent of any interruption in our services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•	general economic, industry and market conditions that impact expenditures for new vehicles, smartphones and LBS in the United States and other countries where we sell our services and products;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	changes in our effective tax rates; and

•	the impact of new accounting pronouncements.

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
The market for development, distribution and sale of LBS is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer LBS that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps product for mobile devices based on the Android operating system platform, and recently introduced a similar new product for the iOS platform. Apple offers proprietary maps and voice-guided turn by turn directions as part of its iOS 6 operating system release and Nokia Corporation, or Nokia, provides a download for its latest version of Nokia Maps on its smartphones which also provides voice-guided turn by turn navigation functions. We also compete with Waze, Inc., or Waze, for users on iOS and Android and more recently for advertisers with their new advertising platform. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these LBS to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they feel that free (brought-in) offerings are adequate and may not purchase our solutions with their new cars.
Our primary competitors include providers of LBS such as Apple, Google, Waze, Microsoft Corporation, or Microsoft, Nokia, TeleCommunication Systems, or TCS, Intel Corporation, or Intel, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Apple, Mapquest, Inc., or Mapquest, Google, Microsoft, Yahoo!, Inc., or Yahoo, Yelp Inc., or Yelp, Foursquare Labs, Inc., or Foursquare, and Fullpower Technologies, Inc. (MotionX), or Fullpower; and wireless carriers and communication solutions providers developing their own LBS. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as Robert Bosch GmbH, or Bosch, Garmin, TomTom and NNG LLC, or Nav N Go, as well as other competitors such as Google, Microsoft and TCS. In our advertising business, we compete against mobile platform providers, including Google, Apple, and Millennial Media, Inc., or Millennial Media, among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
Our wireless carrier customers have significant flexibility as to the manner by which our LBS is distributed by them. They may bundle the product with other applications or services such as unlimited data plans. Given their flexibility in the future they may reduce the monthly fees per subscriber that they pay us if their subscribers do not use our services as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier customers may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive our services through those plans to move to a less expensive plan that does not include our services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make our LBS less attractive and could result in current end users abandoning our LBS. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give AT&T certain most favored customer pricing on specified products and in certain markets. In certain circumstances this may require us to reduce the price per end user under the AT&T contract, which may adversely impact our revenue.
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

Our success depends on significantly increasing the number of end users for our products through distribution with our wireless carrier customers, automotive manufacturer and OEM customers and through application stores.
Our future success depends on achieving widespread deployment of our LBS through wireless carrier customers, automotive manufacturers and OEMs and through application stores. We have seen declines in the number of paid monthly recurring fee end users we acquire through our wireless carrier customers. As a result, we expect that our revenue from wireless carrier customers will decline substantially and that the composition of the remaining wireless carrier revenue will change over the near term. In light of this trend away from paid navigation and toward freemium offerings, we will be required to increase the number of vehicles in which our navigation solutions are offered and the number of car buyers that purchase those solutions, as well as successfully converting an increasing number of our subscribers who are not paying for our services to our premium paid offerings and generating revenue by selling advertising that those subscribers see in our free and paid products. We do not have significant experience in sourcing and selling mobile advertising and may not be successful in doing so. Our ability to generate revenue from our LBS will depend on broad distribution and the quality of those services and subscriber demand for those services, which may vary by market. Attempts to generate revenue from paid premium services or advertising may not be successful and our business, operating results and financial condition could be adversely affected.
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
Although revenue in absolute dollars from sources other than mobile navigation rose in all periods presented, revenue from our mobile navigation service declined from 85% of our revenue in the nine months ended March 31, 2012 to 60% of our revenue in the nine months ended March 31, 2013. Although some of our other sources of revenue, such as automotive navigation and advertising are growing, in the near term we anticipate that mobile navigation will continue to represent a large portion of our revenue. If we were unable to be the exclusive provider of white label navigation services to our major wireless carrier customers or the number of end users for mobile navigation were to decline, our revenue would be substantially harmed. We have experienced a reduction of revenue from mobile navigation, partially as a result of increased competition from free and other low cost offerings and from the renegotiation of agreements with our wireless carrier customers. In addition, certain of our wireless carriers have experienced a reduction in the number of navigation subscribers, who have moved to freemium or free offerings. Any increase in our revenue from our automotive navigation, mobile advertising and premium LBS will likely not be sufficient to replace our declining wireless carrier revenue in the short-term, if at all. If we were unable to offset declining revenue from mobile navigation by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.
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
If our end users increase their usage of our services, our net operating income may decline, or we may incur losses because we offer the service as a free offering or usage for paid offerings outpaces our expectations.
With limited exceptions, fees for the use of our services do not vary depending on whether or how often an end user uses our services, and we offer certain of our mobile phone based navigation services for free. Historically, end users using certain mobile phones or under certain service plans tended to use our services more than other end users. We budget and operate our services by making certain assumptions about usage patterns. If our end users were to further increase their usage of our services substantially or more end users access our services for free through a freemium model, we would incur additional expenses to expand our server capacity, operate additional data centers and pay additional third party content fees. These additional costs would harm our operating results and financial condition.
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
As of March 31, 2013, we had international operations in China and Brazil. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 92% and 94% of our total revenue for the nine months ended March 31, 2013 and 2012, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
We rely on our management team and need specialized personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
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
Our LBS include the transmission and storage of personal, private and confidential information primarily related to the location of our end users. If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business and financial results. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential end users. Even the perception of a security risk could inhibit market acceptance of our LBS. In addition, we may be required to invest additional resources to protect against damages caused by any actual or perceived disruptions of our LBS or security breaches. We may also be required to provide information about the location of an end user’s mobile phone to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could harm our business.
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
In addition, if the market price of our common stock falls below $5.00 per share, under stock exchange rules, our stockholders will not be able to use such shares as collateral for borrowing in margin accounts. Further, certain institutional investors are restricted from investing in shares priced below $5.00 per share. This inability to use shares of our common stock as collateral and the inability of certain institutional investors to invest in our shares may depress demand and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common stock.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 37.3% of our common stock outstanding as of March 31, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2013	540,331	$7.99	540,331	$7,885,654
February 1 – February 28, 2013	617,099	$7.51	617,099	$3,248,415
March 1 – March 31, 2013	465,902	$6.97	465,902	$—
Total	1,623,332	$7.52	1,623,332	$—

(1)
The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us on October 23, 2012 that expires on October 23, 2013, under which our board of directors authorized us to purchase shares of our common stock up to an aggregate of $20.0 million, inclusive of broker fees. We completed this program in March 2013.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Amended and Restated Asset Purchase Agreement, dated April 16, 2013, by and between Telenav, Inc. and FleetCor Technologies Operating Company, LLC	Filed herewith
10.26.10+	Amendment No. 10 dated December 12, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	May 8, 2013	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	May 8, 2013	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

2.1	Amended and Restated Asset Purchase Agreement, dated April 16, 2013, by and between Telenav, Inc. and FleetCor Technologies Operating Company, LLC	Filed herewith
10.26.10+	Amendment No. 10 dated December 12, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS*	XBRL Instance Document	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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