Form 10-K
period 2013-06-30
Telenav, Inc.
filed 2013-08-30
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $164 million (based on a closing sale price of $7.99 per share as reported for the NASDAQ Global Market on December 31, 2012). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of June 30, 2013 was 39,341,297.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

TELENAV, INC.
FORM 10-K

Special Note Regarding Forward-looking Statements and Industry Data
This Form 10-K contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk factors,” “Management's discussion and analysis of financial condition and results of operations,” and “Business.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk factors” and elsewhere in this Form 10-K. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management's beliefs and assumptions only as of the date of this Form 10-K.
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
Corporate information
Our predecessor company, TeleNav, Inc., incorporated in the State of Delaware in 1999 and we incorporated in the State of Delaware in 2009 as TNAV Holdings, Inc. Pursuant to stockholder approvals received in December 2009, our predecessor company merged with and into us on April 15, 2010. As the entity surviving the merger, upon completion of the merger, we changed our name to TeleNav, Inc. In November 2012, we changed our name to Telenav, Inc. Our executive offices are located at 950 De Guigne Drive, Sunnyvale, California 94085, and our telephone number is (408) 245-3800. Our website address is www.telenav.com. The information on, or that can be accessed through, our website is not part of this Form 10-K.
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

In this Form 10-K, “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries.

The names “Always There Navigation™,” “Drive with Friends™,” “Evie™,” “Geobehavioral™,” “Geocookie™ ,” “…gets you and gets you there™,” “Goby®,” “MyTies™,” “MyMileage™,” “ONMYWAY®,” “RoadAssist™,” “Scout™,” “Sipity®,” “Situational Targeting™,” “Smart Planner™,” “Telenav®,” “Telenav Connected Service™,” “Telenav GPS Navigator™,” “Telenav Navigator™,” “Telenav Scout™,” “Thinknear®” and “Whereboutz®” as well as the Telenav and Scout logos are our trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

ii

PART I.

ITEM 1.	BUSINESS

Overview
Our mission is to make people’s lives less stressful, more productive, and more fun when they are on the go.

We are a leader in personalized mobile navigation. We help on the go people by creating products that (1) provide easily-accessed, relevant, and personalized information for discovery, traffic, maps, local search, and navigation and (2) are available across multiple platforms and devices, including mobile phones, tablets, computers and cars. With millions of users able to access Telenav services while on the go today, we believe that we are well positioned to capitalize on growing location services market opportunities, especially as related to connected cars and mobile advertising.
We offer our mobile navigation services to customers in a number of ways. We distribute our services through our wireless carrier partners, including AT&T Mobility LLC, or AT&T, and directly to consumers through mobile application stores and marketplaces. Generally, we provide our basic services to consumers for free and provide consumers the opportunity to purchase premium versions of the product. We refer to the free to premium distribution as the “freemium” model of distribution. Our free products are designed to be monetized through delivery of advertising to consumers. Our success with the freemium model depends upon our ability to generate a substantial active user base as well as the ability to generate revenues from advertising and conversion of users from free to premium services.
We offer our automotive navigation services to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary customer to date, Ford Motor Company, or Ford, currently distributes our product as an optional feature with the majority of its models in the U.S., Mexico, South America, and China. We also have relationships with automotive OEMs that distribute our products with other major auto manufacturers. Our automotive solutions are typically a self-contained service along with the related software and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as traffic. Our history as a cloud based supplier of navigation services provides a unique advantage in the marketplace over our competitors.

We also offer to advertisers mobile advertising network services with significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location based advertising and offer unique value to brick-and-mortar and brand advertisers through our location targeting capabilities. We do this by accessing a large universe of impressions, and filtering out those that are tagged with accurate, real-time and historical location information. We filter out these impressions using a wide range of sophisticated proprietary techniques. In June 2013, our platform had access to over 9 billion location-enabled ad impressions.
We derive revenue from wireless carriers and end users, automobile manufacturers and OEMs, and mobile advertisers and advertising agencies. We primarily derive our revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our navigation services. We also derive revenue from our partnerships with wireless carriers who sell our mobile navigation services to their subscribers. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies that represent national and regional brick-and-mortar brands and channel partners that work closely with local and small business advertisers.
We generate revenue from the delivery of customized software and royalties from the distribution of customized software in automotive navigation applications. For example, Ford Motor Company, or Ford, utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed in 15 different Ford and Lincoln models. Ford and Lincoln models with our on-board automotive navigation product began shipping to South America with the 2012 model year and China with the 2013 model year.
We generate revenue from mobile navigation services through service subscriptions, including premium offerings, and fixed fee service arrangements. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage.

We generate revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract.
Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal year ended June 30, 2011, 2012, 2013 and 2014 as fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014, respectively. Our total revenue grew from $199.1 million in fiscal 2011 to $205.5 million in fiscal 2012 and decreased to $191.8 million in fiscal 2013. Our net income decreased from $42.6 million in fiscal 2011 to $32.4 million in fiscal 2012 and to $13.1 million in fiscal 2013. On April 16, 2013, we completed the sale of our enterprise business to a third party. The results of operations of our enterprise business, which were previously presented as a component of our consolidated operating results, have been classified as discontinued operations in our statement of income for all periods presented.
Navigation Services
Mobile Navigation Services
Industry background
The mobile phone is the most widely used portable communication, information and transaction device in the world and continues to play an increasingly prominent role in the daily lives of consumers and business professionals. Significant improvements in device technologies and the deployment of advanced mobile wireless networks have not only enhanced mobile phones' performance but when combined with satellite based Global Positioning System, or GPS, in mobile phones has allowed location data to be used to enhance and expand the services that can be delivered to mobile phone users, significantly contributing to the emergence of the location services market.
In an effort to remain competitive, mobile phone manufacturers and wireless carriers are continuously introducing mobile phones with enhanced features and functions, including GPS. Mobile phones that incorporate GPS technology are typically capable of supporting advanced mobile phone operating systems and rich data applications because of other enhancements, such as faster processors, increased memory and larger high resolution screens. Wireless carriers continue to invest billions of dollars deploying 3G and 4G wireless networks worldwide. In combination, these advancements and investments have changed the way people access and interact with Internet-based content and services, effectively bringing the richness of the PC based Internet experience to the mobile phone and enabling the emergence of location services.
The location services market consists of advanced mobile Internet and data applications that leverage location information to provide mobile phone users with location specific and personalized features and functions. Mobile location services that incorporate location information include voice-guided turn by turn navigation, route planning, real time traffic alerts and points of interest, or POI, and local searches. Beyond these navigation-specific services, new mobile location services, such as location based advertising, and social networking, have become nearly ubiquitous.
In response to consumer demand for affordable and easy-to-use mobile location services, mobile location service providers are developing and introducing new applications that integrate location information in innovative ways. For example, anyone can use a mobile phone almost anytime and anywhere to help them quickly decide where to go, how to get there and even suggest new things to do. As mobile location service applications have increasingly incorporated consumers' locations and preferences, targeted mobile advertising has become more compelling and valuable to advertisers and marketers.
Major hardware and service providers have responded to these mobile location service trends. For example, Apple Inc., or Apple, now offers maps and voice-guided turn by turn directions as part of its most recent operating system release (iOS6), which effectively means these capabilities are free to consumers who have this update on their handsets. Google, Inc., or Google, offers free voice-guided turn by turn, mobile navigation software on Android phones, including local search and traffic information. Nokia Corporation, or Nokia, provides a download for its latest version of turn by turn navigation utilizing voice and Nokia Maps on its smart phone products to consumers free of charge.
Industry challenges
Technological advancements have led consumers to expect immediate access to the latest, most accurate information, real-time responses and greater convenience at lower cost in both their personal and professional lives. The market for mobile services has undergone a dramatic shift in response to these consumer demands. The introduction and rapid adoption of the Apple iPhone and its application marketplace, the App Store, followed by Google introducing Android and the Google Play marketplace has given consumers open markets within which to shop in order to meet their individual personal needs. Mobile application developers have responded to these opportunities with large numbers of applications but continue to face the challenge of consumers discovering their products. This new market dynamic requires fresh consumer acquisition strategies, many of which rely upon viral marketing opportunities.
Challenges facing wireless carriers. Wireless carriers are under pressure to increase revenue and enhance subscriber loyalty as well as invest in infrastructure to keep pace with consumer expectations and the demand for low cost, reliable and increasingly faster network service. Against these pressures, wireless carriers have also lost consumer influence due to the rise of mobile application stores.
Our competitive strengths
We are the leader and one of the early pioneers in personalized mobile navigation. We have a 14-year history of developing and delivering advanced and personalized mobile navigation solutions. The breadth and depth of our technical and market expertise has enabled us to develop robust navigation services, attract a large end user base and establish deep relationships with wireless carriers and other members of the location services value chain, including mobile phone manufacturers and content, applications and technology providers.
Large end user base. As of June 30, 2013, we had a substantial active user base accessing and using our services. Our large end user base and our experience supporting a broad range of mobile phones, mobile phone operating systems and wireless network protocols, enables us to realize economies of scale and deliver incremental value to existing and future end users and our distribution partners, as well as third party content. By delivering our services to millions of end users across the mobile phone, Internet and cars, we can leverage our product development costs and expertise more effectively and efficiently.
Strong and deep partnerships with key members of the location services value chain. Our mobile navigation services are deployed by leading wireless carriers in the United States. Our wireless carrier customers continue to make investments that foster our long term relationships because our mobile navigation services assist them in increasing their average revenue per user, or ARPU, decrease churn and strengthen their subscriber relationships. Our back-end systems are tightly integrated with those of our wireless carrier customers, which enables the seamless delivery of our services from product launch to billing. These relationships are unique in the industry and provide us with distribution opportunities that bypass the marketplaces and make our products easily discoverable by end users on their mobile devices. We work with the mobile phone manufacturers and OS providers to distribute our products through their application stores, such as the Apple App Store and Google Play.
Generally, we provide our basic services to consumers for free and provide consumers the opportunity to purchase premium versions of our product. We refer to the free to premium distribution as the “freemium” model of distribution. Our free products are designed to be monetized through delivery of advertising to consumers. Our premium versions are designed to provide unique features that some portion of our free user base will choose to pay to use. Our success with the freemium model depends upon our ability to generate a substantial active user base and to generate revenues from advertising and conversion of users from free to premium services.
We also have strong and deep relationships with application developers and map and other content providers. These relationships allow us to develop and deliver high quality, robust navigation services to our end users.
Our services and products: Scout for Phones and Scout for Browsers
We provide a range of personalized navigation services for people on the go. Our core navigation service is personalized mobile navigation for consumers. We deliver our solutions through our location based technology, applications and service delivery platform, or SDP, which are tightly integrated with a broad range of mobile phones, mobile phone operating systems, in-car systems, desktop websites, and wireless network protocols. Scout is our flagship voice-guided, real-time, turn by turn, personalized navigation service that helps people beat traffic and quickly decide where to go, how to get there and even suggest things to do. Accessed primarily through mobile phones, but also through cars and websites, our service delivers personalized features and functions and is available to end users both on a white label basis, such as AT&T Navigator, and under the Telenav and Scout brands. Our solutions use accurate, updated information to provide end users with a personalized navigation experience.

Core functions:	Enhanced connected features:

•      voice-guided turn by turn directions with updated maps;

•      3D moving maps;

•      automatic rerouting for missed turns;

•      over 18 million searchable POIs in North America, including restaurants, hotels, ATMs, airports and gas stations;

•      search along route; and

•      integration with contacts and calendar.

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
End user billing and support. End users are generally billed for our services through their wireless carrier, which may offer our services on a standalone basis or bundled with other voice and data services. The wireless carriers bill subscribers monthly. We and our wireless carrier customers may offer subscribers a 30-day free trial for our service. We believe that the wireless carrier billing makes our services more appealing to consumers as they are not required to pay a separate monthly charge to a different vendor. For end users who purchase our navigation services through application stores we utilize the application store billing process. Our wireless carrier customers generally provide first level support to their subscribers if the wireless carrier provides our services on a white label basis. We provide secondary support for issues that cannot be resolved by our wireless carrier customers.
Platform and architecture
Our SDP and client software enable us to deliver our end user interface as well as the features and functions of our navigation services on GPS enabled mobile phones, desktop computers, connected cars, and other GPS enabled devices.
Service delivery platform. Our SDP is a modular and scalable platform that enables us to bring different types of information together to respond to voice or data requests by our end users. Our SDP manages different engines, such as mapping, routing, converting addresses into geographic coordinates (known as geocoding), local searches, location specific alerts, traffic alerts, searches along the route, gas prices and weather, as well as our proprietary account authentication system and other functionalities. Our SDP communicates with our client software in mobile phones or other devices over our wireless carrier customers' networks. Our SDP is designed to easily add capacity for our expanding end user base through the addition of individual service elements, such as application servers or database nodes. We have developed many proprietary technologies to differentiate our navigation service offerings. For example, our routing engine produces fast and accurate results, our content search engine and address capture engine provide end users with accurate and relevant results, and we provide voice activated search and address input that is customized for street names.
In addition, our SDP has the following advantages that further strengthen our position in the location services industry:
Tight integration with many wireless carrier networks. Our SDP allows us to operate effectively with the networks of our wireless carrier customers, minimize downtime and achieve efficient server load balancing. Our SDP is integrated with our wireless carrier customers' back-end systems, such as billing and authentication, permitting rapid end user verification and improved response times. For example, we maintain a dedicated connection from our data center to one of our wireless carrier customers' data centers, which enables a faster, superior service.
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
Intuitive user interface. Our mobile navigation services provide one-button access to local information, an intuitive user interface and consistent features and functions regardless of the mobile phone, mobile phone operating system or wireless network protocol the end user is utilizing. For many mobile phones, we also offer customized user interfaces, features and functions based on the feature preferences of our wireless carrier customers, including the ability to obtain directions from the end user's contact data on the mobile phone without having to retype the address.
Cached data for operation with limited connectivity. Our client applications are also built to address the realities of wireless networks. Our client applications allow us to provide simplified navigation services even if users enter an area of no or limited network connectivity by caching the route and navigation information along the route at the beginning of the trip.
Automotive Navigation Services and Products
Industry background
Automobile manufacturers have distributed GPS guided navigation in vehicles since the early 1990s. The initial systems were only available in high end vehicles and included every element required to provide turn by turn voice-guided navigation: video display, on-board content and software. Since that time the price point for these services has declined and the user experience has been significantly enhanced, but the primary mode of distribution as a separately priced option in most automobiles for consumers has remained constant. More recently in response to consumer demand, automobile manufacturers have begun introducing lower priced navigation units as a central component of on-board entertainment and information systems rather than as standalone units and are making navigation standard on more vehicles. These integrated units extend beyond traditional navigation units by combining audio and voice capabilities with wireless network connectivity to deliver real time location services, such as traffic, weather information and other connected data.
Automotive navigation systems are typically of two different types, on-board or off-board. On-board services are the traditional service type with all key navigation elements of the system residing in the car as a self-contained service along with the related software and content, and the system does not require access to the Internet to function. Off-board systems are delivered wirelessly through a mobile phone or other device, but use the car's internal electronic systems such as the video screen and audio capabilities. In some cases, the on-board service is enhanced by the delivery of certain “live” data, such as current traffic conditions delivered wirelessly to the on-board system for display, which results in a type of hybrid service capability.
Industry challenges
The automobile industry is experiencing significant consumer demand for in-car connected services resulting from the availability of mobile Internet services. For example, current on-board navigation systems, or navigation systems that do not communicate with the Internet, are limited to the vehicle in which they are installed. The mapping and POI data is static, requiring time, cost and effort to update. They are typically sold as an optional feature for a one-time charge and as a result suffer from relatively low rates of adoption by consumers. Automobile manufacturers that can enhance the in-car experience with mobile connectivity and improved infotainment capabilities are finding greater acceptance from consumers, but the delivery of these capabilities is technically challenging and not a traditional part of the automobile manufacturer's capabilities. This challenge is driving automobile manufacturers to seek new partners to create differentiated in-car experiences. Automobile manufacturers and OEMs want to provide connected navigation services in a way that they can be used safely by the driver “keeping hands on the wheel and eyes on the road.” This cannot be done by a mobile navigation application unless it is integrated with a large in-vehicle display and integrated with vehicle speakers, voice recognition and location sensors.

Our competitive strengths
Automobile manufacturers procure the various elements of each car that they manufacture from a number of suppliers directly and through OEMs. We work directly with automobile manufacturers such as Ford, as well as through OEMs, such as Delphi Automotive Systems LLC, or Delphi. Our strong track record as a connected and personalized navigation services provider to wireless handsets and our history of working with large wireless customers have provided us with skills and technology that are well suited to meet the demands faced by today's automobile manufacturers. The sales cycle related to automobile manufacturers is long and consultative and requires direct and continuous management of the customer and OEM providers to succeed in securing business. Often the automobile manufacturer uses the sales process to help them to define the ultimate product that they choose to deliver to their end users. Our success with off and on-board navigation at Ford and the continuing shift in emphasis to connected services has demonstrated the strength of our offerings to other automobile manufacturers and OEMs. As automobile manufacturers look to more innovative offerings, historical navigation suppliers have less relevant knowledge having been providers of standalone solutions rather than integrated connected offerings.
Our services and products: Scout for Cars
We entered the automotive navigation services business in fiscal 2008, initially with Ford, and our first off-board navigation product was launched in Ford's 2010 model year vehicles. Since that time we have been working with automobile manufacturers and OEM customers to provide our mobile navigation services and products through on-board or off-board systems. Our technology powers automotive navigation services and products that provide accurate, easy to use and connected navigation services to drivers at a low cost. We currently provide our on-board GPS navigation software for Ford's second-generation SYNC™ system in vehicles equipped with MyFord Touch and MyLincoln Touch. This product is enhanced by Ford with the delivery of real-time and historical information to help drivers search, find and drive to places more reliably and efficiently. In addition, we are working with Delphi to integrate white label versions of our Scout for Cars on-board automotive platform into Delphi's new, connected infotainment system, which was introduced in model year 2013 vehicles for North America by General Motors. General Motors plans to introduce the system in other markets worldwide in model year 2014 vehicles. Delphi also plans to distribute our product in China with a major Chinese auto manufacturer in the coming fiscal year.
Our services and products allow our auto customers the flexibility to use the full range of technologies to deliver on-board or off-board services as well as to enhance our on-board services with live data for enhanced user experiences by drivers. In addition, as the market transitions such that cars are “always connected” our service offerings can become more personalized.
Platform and architecture
Our clients for on-board or off-board automotive navigation services are tailored to meet the requirements of the automobile manufacturers and OEMs while leveraging our expertise with respect to client design and functionality, as well as offering the capability to connect to our SDP for updated data and services. We have created an auto reference product, or ARP, which allows us to show manufacturers and OEMs our entire product portfolio. The ARP incorporates our traditional navigation capabilities as well as connected services supported by our SDP. Auto manufacturers or OEMs may then elect to configure the ARP to meet their needs as an on-board system or an on-board system with connectivity to live data services. In addition, we have versions of our navigation products that we have designed to be off-board solutions for those manufacturers or OEMs seeking off-board services.
Our history as a mobile navigation service provider, combined with our experiences to date in the automobile market have resulted in unique capabilities to serve the wide variety of potential product demands of manufacturers and OEMs.
Advertising Network Services
Industry background
The convergence of several factors is fundamentally changing the way mobile users consume content on their mobile devices and has created a significant opportunity for mobile advertising. It has become possible to deliver innovative, interactive and engaging consumer media experiences on a wide variety of mobile devices. Consumers are increasingly using their mobile devices instead of their personal computers and other traditional media to access content, particularly while they are on the go. The convergence of better mobile devices and faster connectivity has enabled developers to create, and consumers to interact with, content instantly delivered to mobile devices.
Mobile advertising provides advertisers with a number of benefits over traditional advertising media and PC-based online advertising, such as anytime, anywhere access, personalization, and location targeting and relevance. The development of the mobile advertising ecosystem has mirrored the development for online PC-based advertising. However, a key differentiator of a mobile user is the ability to identify the location of the user. Location is a powerful indicator of an individual's likely next action. Therefore, advertising delivered to mobile devices has the potential to increase the impact and relevance of an ad to the user. With mobile advertising, an ad can be targeted to a consumer who is in close proximity to a specific location, such as a retail store, or to a consumer who recently visited that store. The ad also has the potential to influence the user to walk into a nearby store. Given the benefits of mobile advertising as compared to traditional offline advertising and PC-based online advertising, we expect that marketers will continue to shift their advertising budgets to mobile.
Industry challenges
The mobile advertising marketplace is a dynamic, fast growing industry with many new participants both in terms of providing services as well as consumers of those services in the form of advertisers. Advertisers are transitioning portions of their marketing budgets to the mobile marketplace. These advertisers need to be able to conduct ad campaigns that achieve favorable return on investment, or ROI. Such ROI requires scale, reach, audience targeting capabilities and campaign effectiveness measurements. The mobile advertising provider marketplace is comprised of application developers, advertising networks, mobile agencies, advertising exchanges and demand-side platforms. Different market participants have focused on different potential means to increase the effectiveness of mobile advertising solutions. Certain participants focus on specific application users, others focus on location components, and still others focus on scale and effectiveness of delivery. Tracking the performance of ads in applications and user interactions with those ads is difficult and requires significant technological capabilities and know-how.
Our competitive strengths
Our mobile advertising solution combines the large and growing number of impressions marked with location information, a unique ability to focus on particular audiences, and a dynamic user experience customizable based on location.
Our 14 years of experience in the arena of GPS-powered mobile technology has allowed us to develop a number of techniques that allow us to differentiate between impressions that are simply claiming to be marked with a location and those that are accurately marked with a dynamically accurate latitude-longitude. Among other techniques, we apply location scoring, app scoring, publisher audits, and test placements to achieve this result.
Because of our ability to identify location on a real-time and historical basis, we can combine that data with data on particular places at particular times in order to identify and focus our ads on specified demographics. For example, an ad delivered in a geographic area where it happens to be raining can have a rain-related message. An ad for sunblock can be limited to areas with a high level of sunlight and ultraviolet radiation.
Our services and products
Our services are built around the ability to provide sophisticated location-based advertising in a format particularly easy for an advertiser to use. For example:
Creatives - We can run a wide range of creatives, including static, dynamic and rich media content. The dynamic banners can not only be animated, but can also have information automatically populated to the time and place. For example, a consumer viewing an eatery's ad two blocks away can have the distance to the eatery displayed.
Drive-To - We have the ability to provide spoken and animated driving directions to advertised destinations. We use a proprietary web-based solution that does not require the installation of a separate application.
Reports & Metrics - We offer clients a broad range of reports that allows them to stay on top of all their advertising campaigns, and lets us explain clearly what is happening at any particular point in time with respect to any of the campaigns being run. At the end of major advertising campaigns we produce a report that summarizes and explains each aspect of the campaign's performance.
Platform and architecture
Our platform is hosted in the cloud, primarily by Amazon Web Services, or AWS. We leverage the flexibility and scalability of these cloud service providers to meet our scale requirements.
Technology
Navigation Services

Our proprietary technologies enable us to provide our navigation services to millions of end users, across all major mobile phone operating systems and wireless network protocols and in cars. Our scalable navigation services include technologies that are deployed on the client and in the back-end to deliver an integrated service. Our client technologies include a navigation and guidance engine and tools allowing us to efficiently develop and deploy new applications to mobile phones and in cars. In addition, we have developed a cross platform framework that allows us to extend our navigation service applications across different mobile phone operating systems more efficiently, eliminating the need for costly and time consuming redesign and development. In Canada, end users can select a language and our client software interface and related services will be delivered in that language over the wireless network.
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
In addition, these flexible development processes allow us to effectively customize our technology for various automotive platforms and in-car electronic systems to meet the requirements of automobile manufacturers and OEMs for our on-board auto products.
Our back-end technologies include our Geographic Information System, or GIS, engines for local search, mobile voice recognition, geo alert and advanced geo data aggregation, traffic and a local advertising platform. We have developed customized voice recognition technology built upon a third party voice recognition engine to serve the specific needs of navigation services customers. We are continuing to leverage our existing back-end technologies for deployment to the automobile manufacturer and OEM solution opportunities. We are also adapting existing technology in new ways to expand the connectivity and service offerings for in-car experiences, including interaction between end users mobile devices and automobile hardware such as displays, sensors and audio systems.
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
We have developed an application hosting and provisioning system that we integrate with the billing systems of our wireless carrier customers. Our application hosting and provisioning system provides a range of billing options designed to maximize the attractiveness of our services to end users with different payment preferences. We believe that this system allows us to deepen our relationships with our wireless carrier customers. This system is also integrated with third party verification services to allow us to bill our end users' credit cards if a wireless carrier customer is not involved.
Advertising Network Services
Our advertising network is a highly scalable platform for the acquisition, delivery and tracking of advertising impressions. We provide a means by which advertisers can upload campaign materials and determine the parameters on which ads will be served, including, in particular, the distance from their retail locations. Our platform permits us to bid on and deliver ad impressions through advertising exchanges in less than 30 milliseconds. These real time bidding opportunities are qualified based on location and other attributes of the ad impression placement opportunity. We have developed proprietary algorithms which allow our platform to deliver ad impressions that consumers are likely to respond to.
Infrastructure and operations
Navigation Services
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
Advertising network services
We have developed our advertising network services infrastructure with the goal of maximizing the performance of our platform. Our platform is hosted on a highly scalable and available network provided by AWS. Our advertising platform has been designed to place significant focus on the location of any particular unit of display advertising made available for purchase on real time bidding ad exchanges. This focus on location provides our product with the speed and capability to more rapidly bid on the inventory that we believe is best suited for our customers' advertising inventory. Our use of AWS provides significant flexibility with respect to service capability to meet any peaks in demand from our advertisers.

Research and development

Our research and development organization is responsible for the design, development and testing of our services and products. Our engineering team has deep expertise and experience in GPS and wireless and connected services and we have a number of personnel with longstanding experience with location services applications and scaling hosted service models. In addition, through our acquisition of ThinkNear and our own internal efforts, we have developed expertise in real time bidding and advertising targeting capabilities.
Our current research and development efforts are focused on:

•	improving and expanding features, functionality and performance of our existing services;

•
developing applications, services and products for new mobile phones, mobile phone operating systems and emerging wireless network technologies, and developing our technology for automobiles, desktop computers and tablets;

•	developing key technology and content to reduce third party costs; and

•	developing innovative and engaging advertising products across our navigation solutions that allow for highly effective targeting of end users and provide for accurate measurement of behavior.

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
As of June 30, 2013, our research and development team consisted of 480 people, 181 of whom are located in Sunnyvale and Culver City, California and Boston, Massachusetts, and 297 of whom are located in Shanghai and Xi'an, China. We have been successful in creating cross border capabilities in the United States and China for high value engineering at lower cost. Our U.S. and China research and development operations function together on service and product development and extension of our existing services to new mobile phones. Our research and development expenses were $52.6 million, $65.8 million and $60.3 million for fiscal 2011, 2012 and 2013, respectively. We expect that the absolute dollar amount of our research and development expenses will not change materially in fiscal 2014.
Marketing and sales
Navigation Services
We rely on the extensive distribution channels of our wireless carrier customers to expand the adoption of our navigation services. In addition, we distribute our navigation services to end users through mobile phone application stores, such as Apple's App Store and Google's Google Play. We focus the majority of our marketing efforts on app store optimization, search engine optimization, app store marketing, and supporting our wireless carrier customers' marketing programs to promote our navigation services to their subscribers through either our wireless carrier customers' white label or our own branded version of our solution. This strategy enables us to leverage the marketing resources of our wireless carrier customers and reduce our sales and marketing costs.
Marketing. Our wireless carrier customers are our primary source of marketing to end users for our white label mobile navigation services. They employ a variety of marketing programs to sell our navigation services, including promotion in retail stores and through their sales forces, and through various media and Internet advertising. We also implement selected public relations activities to support the launch of our navigation services on new devices or the release of new navigation services.
In addition, we focus certain marketing efforts for our services on distribution in the iPhone and Android application marketplaces. These efforts are focused on building our direct relationship with consumers and the Scout brand specifically. We also enable developers of location based websites and applications to provide personalized navigation for their products through our Scout for Apps developer service.
Sales. Our wireless carrier customers are primarily responsible for obtaining our end users through their sales and marketing efforts to their existing and potential subscribers. For example, mobile phones enabled with our navigation services are sold in AT&T's direct channels, such as retail stores, and through the AT&T website and indirect channels, such as national retail partners and indirect dealers.
In connection with sales efforts directed at automobile manufacturers and OEMs, we have a sales team that focuses on targeted customers and responds to requests for proposal and related sales opportunities.
Advertising Network Services
We market our advertising services based upon our location expertise. We are building brand recognition and customer relationships based upon a consultative relationship with key advertising buyers, primarily advertising agencies. Given the mobile advertising marketplace is still in its infancy, we believe that we have an opportunity to influence the way buyers understand the advertising opportunity. We are highly engaged in direct sales efforts to expand the reach of our mobile advertising solutions. As of June 30, 2013, our advertising sales team included eight employees focused on growing direct relationships with large agencies and brands. We anticipate increasing our advertising sales headcount significantly during fiscal 2014; however, individual sales representatives typically take three to six months to become fully productive in selling our products.
Customers
We derive revenue from wireless carriers and end users, automobile manufacturers and OEMs, and advertising and advertising network services. We primarily derive our revenue from automobile manufacturers and OEMs whose vehicles contain our proprietary software and are able to access our navigation services. We also derive revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or voice services. We currently provide our navigation services to customers in North America, Asia, Europe and South America. End users may also subscribe to our navigation services from our application stores, but these customers represent a small minority of our end users.
We generate revenue from automobile manufacturers and OEMs for delivery of customized software and royalties from the distribution of this customized software for on-board and connected auto based navigation solutions. We typically enter into long term supply arrangements with our auto customers to provide our solutions across multiple car models in multiple regions around the world.

We also generate revenue from advertisers for the delivery of search and display advertising impressions based on the specific terms of the advertising contract.
As of June 30, 2013, we had entered into agreements with wireless carriers to provide our navigation services in certain countries. Our revenue from the United States comprised 95%, 94% and 92% of our total revenue for fiscal 2011, 2012 and 2013, respectively.
We are substantially dependent on AT&T and Ford for our revenue. For fiscal 2011, 2012 and 2013, AT&T represented 37%, 35% and 28% of our revenue, respectively. In fiscal 2011, 2012 and 2013, Ford represented 6%, 13% and 36% of our revenue, respectively. We expect AT&T and Ford to represent a significant portion of our revenue for the foreseeable future. In addition, for fiscal 2011, 2012 and 2013, Sprint Nextel Corporation, or Sprint, represented 41%, 36% and 16% of our revenue, respectively; however, we do not anticipate material amounts of revenue from Sprint in fiscal 2014.
As amended in January 2011, our agreement with AT&T, the initial term of which expired in March 2013, automatically renews at the end of the initial term for successive one year periods unless either party provides notice of termination at least 60 days prior to the expiration of the applicable term. Our agreement with AT&T was automatically renewed in March 2013 for one year. During the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. Our agreement with AT&T also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. We are also required to give AT&T preferred pricing during the term of our agreement.
We provide automotive-grade GPS navigation software to Ford pursuant to an agreement dated October 12, 2009. We are the preferred provider for GPS on-board navigation integrated with Ford's second-generation SYNC platform during the term of the agreement, which expires on May 31, 2014, but which may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach.
Under our agreements with AT&T and Ford, we have obligations to indemnify each of them against, among other things, losses arising out of or in connection with any claim that our technology or services infringe third party proprietary or intellectual property rights. Our agreements with AT&T and Ford may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or service infringed upon a third party's rights.
We employ administrative, physical and technical safeguards to prevent unauthorized collection, access, use and disclosure of our end users' private data and to comply with applicable federal, state and local laws, rules and regulations. We do not use any end user data for direct marketing or promotions without the consent of the user and do not store any user location information that is specifically identifiable with an end user except to deliver and support our services. We are also required to comply with our customers' stringent privacy policies and standards.
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
We seek to patent key concepts, components, protocols, processes and other inventions. As of July 31, 2013, we held 27 U.S. patents and 42 foreign patents expiring between April 11, 2020 and December 30, 2031, and have 112 U.S. and 78 foreign patent applications pending. Of the pending 112 U.S. patent applications, 107 are nonprovisional patent applications, which are patent applications that are examined on their merits by the U.S. Patent and Trademark Office, and 5 are provisional patent applications, which are filed for purposes of establishing priority but cannot result in an issued U.S. patent unless they are first converted to nonprovisional patents. These patents and patent applications may relate to features and functions of our navigation services and the technology platform we use to provide them. We have filed, and will continue to file, patent applications in the United States and other countries where there exists a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.

As of July 31, 2013, we owned the U.S. Patent and Trademark Office registered trademarks for Goby®, Telenav®, Sipity®, ONMYWAY®, Thinknear® and Whereboutz®, as well as the logos for Telenav and Scout. We also own the Telenav and design logo registered trademark in the United Kingdom and European Union. We have several unregistered trademarks, including the names Always There Navigation™, Drive with Friends™, Evie™, Geobehavioral™, Geocookie™ , … gets you and gets you there™, MyTies™, MyMileage™, RoadAssist™, Scout™, Situational Targeting™, Smart Planner™, Telenav Connected Service™, Telenav GPS Navigator™, Telenav Navigator™, Telenav Scout™ and Telenav Shotgun™. We endeavor to enter into agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed.
We also enter into various types of licensing agreements to obtain access to technology or data that end users utilize in connection with our navigation services. Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. Our most important agreements are with the providers of maps pursuant to which we generally pay a monthly fee per end user, a per transaction fee or a revenue sharing percentage for data provided based in each case upon a multi-tiered fee structure. We obtain map data pursuant to an agreement with TomTom North America, Inc., or TomTom, dated July 1, 2009, as amended. Our agreement with TomTom has an initial term of five years (except for off-board applications sold on Apple's App Store and selected vehicle navigation system applications) and will automatically renew for each supported application for successive one year periods thereafter, unless either party provides written notice of termination at least 90 days prior to the expiration of the then-current term for each supported application. In September 2010, we amended our agreement with TomTom to change the fee structure for map and POI data we use to provide our services for Sprint's bundled offerings. Pursuant to the amended agreement, we pay TomTom a percentage of fees we collect from Sprint for basic navigation services and our gross advertising revenue and a flat monthly fee per subscriber for premium navigation services. We also pay TomTom certain guaranteed minimum payments for such services. The license period for navigation services provided for Sprint's bundled offerings was to expire on the earlier of December 31, 2012 or termination of our agreement with Sprint with respect to the those bundled services. Effective July 1, 2012, we amended our TomTom agreement, to (a) extend the license period for navigation services provided for Sprint's bundled offering to June 30, 2013; (b) license TomTom map data for our automotive navigation product, Scout for Cars, through December 31, 2014; and (c) license TomTom map data for our HTML5, browser-based, voice-guided turn by turn GPS navigation service for mobile phones, Scout for Apps, through December 31, 2014.
We also obtain map data from HERE North America, LC, formerly known as Navigation Technologies Corporation, a Nokia company, or HERE, pursuant to an agreement dated December 1, 2002. Our agreement with HERE had an initial term of one year and since has been extended until January 31, 2014.
Our agreements with TomTom and HERE also allow a party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach. In addition, we obtain other data such as weather updates, gas prices, POI and traffic information from additional providers.
Competition

The markets for development, distribution and sale of location services and advertising services are highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do.
Competitors are offering mobile location services that have similar functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its release of Google Maps Navigation for mobile devices based on the Android 1.6 and higher operating system platform, and Nokia provides a download for its latest version of Nokia Maps on its smartphones which also provides voice-guided turn by turn navigation functions. Microsoft Corporation, or Microsoft, also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. In 2012, Apple began offering maps and voice-guided turn by turn directions as part of its operating system release (iOS6). Waze Inc. was recently acquired by Google, and its service will continue to be offered by Google to consumers. Competition from these free offerings may reduce our revenue and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our subscription fees or pursue other business strategies that may not prove successful.

We compete in the location services market and our primary competitors include location service providers such as Apple, Google, Microsoft, Nokia, TeleCommunication Systems, or TCS, through its acquisition of Networks in Motion, or NIM, Intel Corporation, or Intel, through its acquisition of Telmap Ltd., or Telmap, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; integrated navigation mobile phone providers such as Garmin and Nokia; and providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Apple, Mapquest, Inc., or Mapquest, Google, Microsoft and Yahoo!, Inc., or Yahoo, Yelp Inc., or Yelp, Foursquare Labs, Inc., or Foursquare, and Fullpower Technologies, Inc. (MotionX), or Fullpower.
We compete in the automotive navigation market with established automobile manufacturers and OEMs and providers of on-board navigation services such as Robert Bosch GmbH, or Bosch, Garmin, TomTom and NNG LLC, or Nav N Go, as well as other competitors such as Google, Microsoft and TCS.
We compete in the advertising network services business with mobile platform providers, including Google, Apple, and Millennial Media, Inc., or Millennial Media, among others.
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
Our competitors’ and potential competitors’ advantages over us could make it more difficult for us to sell our navigation services and advertising network services, and could result in increased pricing pressures, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely cause harm to our business, operating results and financial condition.
Employees

As of June 30, 2013, we employed 682 people, including 480 in research and development, 93 in sales and marketing, 38 in customer support and data center operations and 71 in a general and administrative capacity. As of that date, we had 308 employees in the United States, 371 in China and three in Brazil. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.
Executive Officers of the Registrant
The following table sets forth the names, ages (as of June 30, 2013) and positions of our executive officers:

Name	Age	Position
Dr. HP Jin	49	President, Chief Executive Officer and Chairman of the Board of Directors
Michael Strambi	51	Chief Financial Officer and Treasurer
Salman Dhanani	40	Co-General Manager Automotive Business and VP Strategic Partnerships
Loren Hillberg	55	General Counsel and Secretary
Dariusz Paczuski	47	General Manager Consumer Business and VP Corporate Marketing
Hassan Wahla	41	Co-General Manager Automotive Business and VP Business Development

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
Salman Dhanani is a cofounder of our company and has served as our co-general manager of our automotive business and vice president of strategic partnerships since January 2013. Mr. Dhanani served as our vice president, growth strategy and partnerships from July 2012 to January 2013, as our vice president, products from August 2010 to July 2012 and as our vice president, products and marketing from August 2009 to August 2010. Mr. Dhanani served as our executive director of marketing from March 2009 to July 2009 and as our senior director of marketing from November 1999 to February 2009. From January 1999 to November 1999, Mr. Dhanani served as a consultant at the McKenna Group, a strategy consulting firm. From July 1996 to December 1998, Mr. Dhanani served as an application engineer at Schlumberger Ltd., a technology consulting services company. Mr. Dhanani holds a B.S. in Electrical Engineering from the University of Washington.
Loren Hillberg has served as our general counsel and secretary since April 2009. In January 2013, Mr. Hillberg assumed responsibility for our carrier business as well as our advertising business. From September 2007 to September 2008, Mr. Hillberg served as vice president and general counsel at Force10 Networks, a privately held communications and networks company. From April 2005 to May 2007, Mr. Hillberg held various management positions, including executive vice president and general counsel at Macrovision Corporation (now Rovi Corporation), a publicly traded digital entertainment company. From May 1998 to March 2005, Mr. Hillberg served as senior vice president and general counsel at Macromedia, Inc., a provider of web publishing products and solutions that was acquired by Adobe Systems Incorporated. Mr. Hillberg holds a B.A. in Economics from Stanford University and a J.D. from the University of California, Hastings College of Law.
Dariusz Paczuski has served as our general manager, consumer business and vice president, corporate marketing since February 2013. Mr. Paczuski served as our vice president, marketing, products, and monetization from July 2012 to January 2013 and as our vice president, corporate marketing from July 2010 to July 2012. From December 2007 to July 2010, Mr. Paczuski held various positions, including senior director of Bing Carrier Strategy and senior director of Tellme Consumer Services, at Microsoft Corporation, a publicly traded software company. From 2002 to 2007, Mr. Paczuski held various positions, including vice president, search products and vice president, product marketing, at AOL Inc., a publicly traded online content company. Prior to that time, Mr. Paczuski held positions at Netscape Communications Corporation, an internet browser company, and General Electric Company, a publicly traded multinational company. Mr. Paczuski holds a B.S. in Marketing from California State University, Long Beach.
Hassan Wahla has served as our co-general manager of our auto business and vice president of business development since January 2013. Mr. Wahla served as our vice president, business development and carrier sales from August 2009 to January 2013 and served as our executive director of business development from May 2005 to August 2009. From April 2003 to May 2005, Mr. Wahla served as a senior product manager at Nextel Communications, a wireless communications company that merged with Sprint. From February 2002 to April 2003, Mr. Wahla served as vice president of business development of Wireless Multimedia Solutions, a privately held wireless software platform company. From September 1999 to February 2002, Mr. Wahla served as director of business development at MicroStrategy, Inc., a business intelligence software company. Prior to that time, Mr. Wahla served as a senior consultant at Maritime Power, a maritime equipment company. Mr. Wahla holds a B.S. in Industrial Engineering from Virginia Tech, an M.S. in Management from Stevens Institute of Technology and a Masters of International Affairs from Columbia University.

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
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products were introduced in fiscal 2010 in a limited number of vehicles and just recently reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 13% and 36% of our revenue in the year ended June 30, 2012 and 2013, respectively. We expect that Ford and other OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines and our other sources of revenue, such as advertising, have not become material. In addition, our revenue could decline if Ford increased the cost to consumers of our navigation product or reduced the number of vehicles or the geographies in which vehicles with our product as an option are sold. Our contract with Ford expires in May 2014, and may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after May 2014, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed.
We may not successfully increase our revenue from Ford in the medium-term and long-term if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties. Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile OEMs, these relationships with OEMs, such as Delphi Automotive Systems LLC, or Delphi, may not produce significant revenue if they launch limited models or due to competition from third parties. Our ability to attract automobile manufacturers may also be limited by OEMs which provide the solutions of which we are a part, if those OEMs have existing relationships with other navigation vendors or provide their own solutions. Some automobile manufacturers or OEMs may be reluctant to select our products for their worldwide platform due to the concentration of our mobile navigation business in North America and our relative lack of experience with connected mobile navigation in other geographies. For example, Ford recently began offering vehicles with our solutions in China and if the look and feel of our navigation solutions is inconsistent with what Chinese customers expect, Ford may not introduce vehicles with our solutions in other geographies.
Our current relationships with Ford and Delphi provide for a different revenue model than has historically been associated with our wireless carrier business, and for on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. In addition we recognize royalties earned from our on-board solutions generally as the software is reproduced for installation in vehicles. We have little experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford and Delphi as customers our revenue will decline. Delphi's new, connected infotainment system, which integrates white label versions of our Scout for Cars on-board automotive platform, was introduced in model year 2013 vehicles for North America by General Motors, which plans to introduce the system in other markets worldwide in model year 2014. Delphi also plans to distribute our product in China with a major Chinese auto manufacturer in the coming fiscal year. Even if we retain Delphi as a customer, automobile manufacturers may not elect to purchase Delphi's navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. If so, we may be unable to build a direct relationship with a given automobile manufacturer or with a different OEM.
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

The design and sales cycle for on-board or off-board automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers. As a result, we may not be able to achieve significant revenue from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 24 to 36 months prior to the anticipated commercial launch of the vehicle.
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
We introduced Scout, a service that end users can access for navigation and planning with their mobile phones, computers, and cars. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs. If we fail to develop innovative products that automobile manufacturers and end users adopt, our operating results and financial condition could be harmed.
We may be unable to enter into agreements to provide automobile navigation products if we do not offer navigation products that serve geographies throughout the world or automobile manufacturers and OEMs are uncomfortable with our ability to support markets outside of the United States. Our automobile manufacturer and OEM customers may choose to partner with providers of location services with extensive international operations. We may be at a disadvantage to attracting such customers due to our business being concentrated in the United States. Ford only recently began offering vehicles with our solutions outside of the United States and we may not be successful in those geographies if customers are uncomfortable with the look and feel of our solutions. If we are unable to attract or retain such automobile manufacturer and OEM customers, our revenue and operating results will be negatively affected.
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
We have been substantially dependent on two wireless carrier customers for a large portion of our revenue. In fiscal 2011, 2012 and 2013, AT&T represented 37%, 35% and 28% of our total revenue, respectively. AT&T is not required to offer our navigation services. Our agreement with AT&T expires in March 2014 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Even if AT&T continues to renew our agreement, we may not receive material revenue from AT&T if its subscribers do not continue to purchase our navigation services. In fiscal 2013, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2014 and possibly beyond.
In fiscal 2011, 2012 and 2013, Sprint represented 41%, 36% and 16% of our revenue, respectively. Effective July 1, 2012, we amended our agreement with Sprint to, among other things, extend the term of our agreement from December 31, 2012 to December 31, 2015. Pursuant to the terms of our agreement with Sprint, we are Sprint's preferred supplier of navigation applications until December 31, 2015 and Sprint is required to use commercially reasonable efforts to feature our navigation services more prominently than other navigation applications on handsets and to preload certain of our products on certain handsets. Sprint is entitled to expand the number of bundles in which our navigation services are offered. For bundled navigation services, Sprint will pay us a fixed fee through September 30, 2013 regardless of the number of subscribers (up to specified thresholds). Sprint is not obligated to continue to bundle our navigation services after September 30, 2013 and we do not expect Sprint to continue to do so in any substantive way. Even if Sprint does continue to bundle we may not receive meaningful compensation for such distribution of our services or Sprint may cease to bundle our service with its Simply Everything plan. For example, in April 2013, we entered into an amendment to our agreement with Sprint to continue to bundle our services for the three months ending September 30, 2013 for consideration of $3.6 million, which was substantially lower than the fee for similar periods paid in fiscal 2012 and 2013. We do not anticipate that we will receive meaningful revenue from Sprint after September 30, 2013 and that we will incur net losses as a result.
We do not anticipate that Sprint will elect to continue to bundle our navigation services after September 30, 2013 and pay us a material fee for such bundling, therefore we believe our financial condition and results of operations will be materially and adversely affected during fiscal 2014 and possibly beyond. Although we have negotiated revenue sharing for advertising we provide to Sprint customers and premium subscription fees, in the event Sprint no longer provides us with material compensation for the inclusion of our navigation services in Sprint's bundled service offerings, we believe that our revenue would decline substantially and our other sources of revenue from Sprint would not offset the shortfall in the near term. Our relationship with Sprint may also be negatively affected by uncertainty at Sprint regarding its future as an independent company in light of multiple offers to acquire all or a portion of its shares.
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
We may not successfully generate advertising revenue as a result of our recent acquisition of ThinkNear or from our navigation services if we are unable to attract and retain advertisers.
Although we began providing advertising to some of our end users in 2010, to date, we have not generated material revenue from advertising. In October 2012, we acquired ThinkNear, a privately-held California-based hyper-local mobile advertising company. In order to grow our advertising business, we need to identify and attract a sufficient number of advertisers for the available ad placements in our navigation services or through display ads offered by ThinkNear. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  To date, we have had to demonstrate to prospective advertisers the benefits of placing advertisements in driving routes or with POI searches as there is not a widely accepted belief that end user impressions or unique “drive to” cost per action advertising in a navigation setting are more likely to result in a purchase. We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of advertising in our navigation services. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation.
Mobile connected device users may choose not to allow advertising on their devices.

The growth of our advertising revenue will depend on our ability to deliver location targeted, highly relevant ads to consumers on their mobile connected devices. Our targeted advertising is highly dependent on the consumers allowing applications to have access to their location data. Users may elect not to allow data sharing for targeted advertising for a number of reasons, in particular personal privacy concerns. Mobile operating systems vendors and application developers are also promoting features that allow device users to disable device functionality that consumers may elect to invoke. In addition, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to become widely used by consumers, our ability to deliver effective advertising campaigns on behalf of our advertiser clients would suffer, which could hurt our ability to generate advertising revenue.
Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
Our advertising services depend on our ability to collect, store and use information related to mobile devices and the ads we place, including a device's geographic location for the purpose of targeting ads to the user of the device. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent with our practices. Any failure, or perceived failure, by us to comply with such laws could result in proceedings or actions against us by governmental entities, consumers or others. Such proceedings or actions could hurt our reputation, force us to spend significant amounts to defend ourselves, distract our management, increase our costs of doing business, require us to change our advertising services or disclosures, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our clients from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile and advertising industries in particular. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices. To the extent that we or our clients are subject to new law or recommendations or choose to adopt new standards, recommendations, or other requirements, we may have greater compliance burdens. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertiser or developer partners.

We expect that we will incur losses in fiscal 2014 and other periods, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net income was 21%, 16% and 7% in fiscal 2011, 2012 and 2013, respectively. Our revenue from paid wireless carrier mobile navigation has declined and we expect it to continue to do so. Due to the lengthy design cycle in automotive navigation and the early nature of our advertising business, we anticipate that we will incur a net operating loss in fiscal 2014, for the first time since 2007 as we do not expect to reduce our expenditures proportionately with the anticipated decline in revenue.
Although we are working to replace wireless carrier revenue, efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 months to 24 months and in order to win designs and achieve revenue from this growth area, we have to make investments two to four years before we anticipate receiving revenue, if any. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with employees in higher cost geographic areas who have different skills. As a result of these factors, we believe our operating income may become a net operating loss and that we will incur net losses at least through fiscal 2014. Furthermore, our investments and expenditures may not result in the growth that we anticipate. In the event we decide to reduce expenses in the future, we may not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.
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

•	the effectiveness of our entry into new business areas, such as advertising;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the loss of our relationship or a change in our revenue model with any particular wireless carrier customer;

•	the timing and success of marketing expenditures for our products;

•	the extent of any interruption in our services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•
general economic, industry and market conditions that impact expenditures for new vehicles, smartphones and mobile location services in the United States and other countries where we sell our services and products;

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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps product for mobile devices based on the Android operating system platform, and recently introduced a similar new product for the iOS platform. Apple offers proprietary maps and voice-guided turn by turn directions as part of its iOS 6 operating system release and Nokia, provides a download for its latest version of Nokia Maps on its smartphones which also provides voice-guided turn by turn navigation functions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they feel that free (brought-in) offerings are adequate and may not purchase our solutions with their new cars.
Our primary competitors include location service providers such as Apple, Google, Microsoft, Nokia, TeleCommunication Systems, or TCS, Intel Corporation, or Intel, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Apple, Mapquest, Inc., or Mapquest, Google, Microsoft, Yahoo!, Inc., or Yahoo, Yelp Inc., or Yelp, Foursquare Labs, Inc., or Foursquare, and Fullpower Technologies, Inc. (MotionX), or Fullpower; and wireless carriers and communication solutions providers developing their own location services. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as Robert Bosch GmbH, or Bosch, Garmin, TomTom and NNG LLC, or Nav N Go, as well as other competitors such as Google, Microsoft and TCS. In our advertising business, we compete against mobile platform providers, including Google, Apple, and Millennial Media, Inc., or Millennial Media, among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
Our competitors’ and potential competitors’ advantages over us could make it more difficult for us to sell our navigation services, and could result in increased pricing pressures, reduced profit margins, increased sales and marketing expenses and failure to increase, or the loss of, market share or expected market share, any of which would likely cause harm to our business, operating results and financial condition.
If we are unable to integrate future acquisitions successfully, our operating results and prospects could be harmed.
In the future, we may make acquisitions to improve our navigation services offerings or expand into new markets, such as our recent acquisition of ThinkNear. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Future mergers and acquisitions we may pursue would involve, numerous risks, including the following:

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
We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired.

Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We have recorded goodwill related to prior acquisitions, and may do so in connection with any potential future acquisitions.   We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations.

The success of our automotive navigation products may be affected by overall demand for new vehicles.
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solution by our current automobile manufacturers. We are also dependent upon our ability to attract new automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles with, and adoption by, end users of our products offered by such automobile manufacturers, when our product are not standard features. As we move forward, our existing automobile manufacturers and OEMs may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay from forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions.
Our wireless carrier customers may change the pricing and other terms by which they offer our mobile navigation services, which could result in increased end user turnover, lower revenue and adverse effects on our business.
Our wireless carrier customers have significant flexibility as to the manner by which our mobile navigation services are distributed by them. They may bundle the product with other applications or services such as unlimited data plans. Given their flexibility in the future they may reduce the monthly fees per subscriber that they pay us if their subscribers do not use our services as often as the wireless carriers expect or for any other reason in order to reduce their costs. Our wireless carrier customers may also decide to raise prices, impose usage caps or discontinue unlimited data service plans, which could cause our end users who receive our services through those plans to move to a less expensive plan that does not include our services or terminate their relationship with the wireless carrier. If imposed, these pricing changes or usage restrictions could make our mobile navigation services less attractive and could result in current end users abandoning our mobile navigation services. If end user turnover increased, the number of our end users and our revenue would decrease and our business would be harmed. We are also required to give AT&T certain most favored customer pricing on specified products and in certain markets. In certain circumstances this may require us to reduce the price per end user under the AT&T contract, which may adversely impact our revenue.
We are substantially dependent on our wireless carrier customers to market and distribute our mobile navigation services to end users and our business may be harmed if our wireless carrier customers elect not to offer our services broadly.
We rely on our wireless carrier customers to introduce, market and promote our mobile navigation services to end users. Only one of our wireless carrier customers is contractually obligated to continue to do so. If wireless carrier customers do not introduce, market and promote mobile phones that are GPS enabled and on which our client software is preloaded, do not include our mobile navigation services in their bundles or do not actively market our navigation services, our navigation services will not achieve broader acceptance and our revenue may not grow as fast as anticipated, or may decline.
Wireless carriers, including those with which we have existing relationships, may decide not to offer our services and may enter into preferred relationships with one or more of our competitors. While our navigation services may still be available to customers of those wireless carriers as downloads from application stores, sales of our navigation services would likely be much more limited than if our navigation services were preloaded as a white label service actively marketed by the carrier or were included as part of a bundle of services. For example, we believe that when Sprint discontinues bundling of our mobile navigation services in its plans, our revenue from Sprint subscribers will decline substantially as we do not expect most of those subscribers to purchase a subscription to our services through Sprint or an application store. Our inability to offer our navigation services through a white label offering or as part of a bundle on popular mobile phones would harm our operating results and financial condition.

Our success depends on significantly increasing the number of end users for our services and products through distribution with our wireless carrier customers, automotive manufacturer and OEM customers and through application stores.
Our future success depends on achieving widespread deployment of our navigation services and products through wireless carrier customers, automotive manufacturers and OEMs and through application stores. We have seen declines in the number of paid monthly recurring fee end users we acquire through our wireless carrier customers. As a result, we expect that our revenue from wireless carrier customers will decline substantially and that the composition of the remaining wireless carrier revenue will change over the near term. In light of this trend away from paid navigation and toward freemium offerings, we will be required to increase the number of vehicles in which our navigation solutions are offered and the number of car buyers that purchase those solutions, as well as successfully convert an increasing number of our subscribers who are not paying for our services to our premium paid offerings and generate revenue by selling advertising that those subscribers see in our free and paid products. We do not have significant experience in sourcing and selling mobile advertising and may not be successful in doing so. However, we believe that to achieve higher returns on mobile advertising, we need to be able to offer advertisers a larger pool of mobile users. Our ability to generate revenue from our navigation services will depend on broad distribution and the quality of those services and subscriber demand for those services, which may vary by market. Attempts to generate revenue from paid premium services or advertising may not be successful and our business, operating results and financial condition could be adversely affected.
Our ability to increase or maintain our end user base and revenue will be impaired if mobile phone manufacturers do not allow us to customize our services for their new devices.
We typically deliver our services through client software that has been customized to work with a given mobile phone’s operating system, features and form factors. Wireless carrier customers often insist that mobile phone manufacturers permit us to customize our client software for their devices in order to provide the end user with a positive experience. Wireless carriers or mobile phone manufacturers may enter into agreements with other providers of mobile location services for new or popular mobile phones. For this reason or others, some mobile phone manufacturers may refuse to permit us to access preproduction models of their mobile phones or the mobile phone manufacturers may offer a competing service. If mobile phone manufacturers do not permit us to customize our client software and preload it on their devices, we may have difficulty attracting end users because of poor user experiences or an inconvenient provisioning process. If we are unable to provide seamless provisioning or end users cancel their subscriptions to our services because they have poor experiences, our revenue may be harmed.
We are substantially dependent on revenue from our mobile navigation service and, if we fail to generate significant revenue from other services, our operating results may be harmed when revenue from our mobile navigation service declines.
Although revenue in absolute dollars from sources other than mobile navigation rose in all periods presented, revenue from our mobile navigation service declined from 93% of our revenue in fiscal 2011 to 84% and 57% of our revenue in fiscal 2012 and 2013, respectively. Although some of our other sources of revenue such as automotive navigation and advertising are growing, in the near term we anticipate that we will not be able to replace the revenue previously generated from Sprint in the short-term. We have experienced a reduction of revenue from mobile navigation, partially as a result of increased competition from free and other low cost offerings and from the renegotiation of agreements with our wireless carrier customers. In addition, certain of our wireless carriers have experienced a reduction in the number of navigation subscribers, who have moved to freemium or free offerings. If subscriptions for our navigation services at our remaining wireless carrier customers were to decline more rapidly than we expect, our revenue would be substantially harmed. Any increase in our revenue from our automotive navigation, mobile advertising and premium navigation services will likely not be sufficient to replace our declining wireless carrier revenue in the short-term, if at all. If we were unable to offset declining revenue from mobile navigation by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.
We rely on our customers for timely and accurate subscriber and vehicle sales information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.
We rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third party service providers. In addition, we rely on our automotive and OEM customers to provide us with reports on the number of vehicles they sell with our on-board navigation services included and to remit royalties for those sales to us. If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in wireless carrier reporting. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period and this could harm our business, operating results and financial condition.

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
We currently receive a majority of our revenue from monthly subscription fees paid by wireless carrier customers who bill their subscribers for our services on a standalone or bundled basis. As we expanded our navigation service offerings to enable end users to purchase our services from application stores, we modified our revenue model to include an annual fee for services, which has resulted in, and we anticipate will continue to result in, lower gross and net profit margins. In addition, as we expand into the automotive navigation market, we expect that the net profit margins will continue to be lower than our historical net profit margins. As we expand into mobile advertising and premium navigation services or other markets for location services, we may be required to adopt new pricing models and may incur cost of revenue substantially different than that which we have experienced historically due in part to third party content costs. These different pricing models and increased costs of revenue may result in declines in our gross margins and profitability, and we may incur losses.
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
We rely on third party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third party data and content increases substantially.
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors TomTom and Nokia, respectively. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map data to us.
We may not be able to upgrade our navigation services platform to support certain advanced features and functionality without obtaining technology licenses from third parties. Obtaining these licenses may be costly and may delay the introduction of such features and functionality, and these licenses may not be available on commercially favorable terms, or at all. The inability to offer advanced features or functionality, or a delay in our ability to upgrade our navigation services platform, may adversely affect consumer demand for our navigation services and, consequently, harm our business.

We also use our proprietary provisioning and reporting system to record and report royalties we owe to third party providers of content used by end users in connection with our services. Certain of the third party content providers have the right to audit our use of their services and, if we were found to have under or incorrectly reported usage, we may be required to pay the third party content providers for the actual usage, as well as interest and the cost of the audit. Any significant error in our recording and payment of royalties to our third party content providers could have a material and adverse effect on our financial results and profitability. We may also incur losses as a result of any significant error.
Network failures, disruptions or capacity constraints in our third party data center facilities or in our servers or other cloud servers could affect the performance of our navigation services and harm our reputation and our revenue.
Our navigation services are provided through a combination of our servers, which we house at third party data centers, the public Internet and the private and wireless networks of our wireless carrier customers. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the San Francisco Bay Area and the Sacramento, California area and we use a cloud provider for our advertising network services. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete and open additional data centers, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier customers, increases in the number of our end users or increases in data traffic.
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
In addition, if our end user base continues to grow, additional strain will be placed on our technology systems and networks, which may increase the risk of a network disruption. Any outage in a network or system, or other unanticipated problem that leads to an interruption or disruption of our navigation services, could have a material adverse effect on our operating results and financial condition.
We may not be able to enhance our navigation services to keep pace with technological and market developments, or develop new navigation services in a timely manner or at competitive prices.
The market for location services is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. To keep pace with technological developments, satisfy increasing customer requirements and achieve product acceptance, our future success depends upon our ability to enhance our current navigation services platform and to continue to develop and introduce new navigation service and product offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling navigation services and products in a timely manner, or at all, in response to changing market conditions, technologies or consumer expectations could have a material adverse effect on our operating results or could result in our navigation services becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering team and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our navigation services platform with evolving industry standards and protocols and competitive network operating environments.
Development and delivery schedules for navigation services and products are difficult to predict. We have in the past failed and may in the future fail to deliver new versions of our services in a timely fashion. If new releases of our services or products are delayed or our services are not preloaded on mobile phones upon their initial commercial release, our wireless carrier customers may curtail their efforts to market and promote our navigation services and end users may switch to competing services, any of which would result in a delay or loss of revenue and could harm our business. In addition, we cannot assure you that the technologies and related services that we develop will be brought to market by our wireless carrier customers as quickly as anticipated or that they will achieve broad acceptance among wireless carriers or consumers.
Our lengthy sales cycle makes it difficult for us to predict when we will generate revenue from wireless carrier and automobile manufacturer and OEM customers.
We have a lengthy and complex sales process for our mobile navigation and automotive navigation services. The integration and testing of our navigation services platform with a prospective wireless carrier requires substantial time and expense before launching our navigation services with that wireless carrier. In new geographic markets, our sales cycles are typically longer and may involve more challenges such as language or government regulation/compliance requirements. Even after a wireless carrier decides to launch our navigation services, the integration of our services platform with a wireless carrier’s network and billing systems generally requires several months to complete. Moreover, launch of our navigation services by a wireless carrier typically may be timed to coincide with a new mobile phone launch, over which we have no control.
In addition, being selected to participate and being designed into new vehicle models is a lengthy and time consuming process and our navigation services platform may not be included for factors beyond our control if we are participating in the vehicle design with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our navigation services platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturer. These delays may make it difficult to predict when we will generate revenue from new customers.
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
We also expect that we may continue to consolidate certain of our operations or reduce our workforce if we are unable to sustain our current revenue due to the decline in wireless carrier revenue. These reorganizations or reductions in force could result in unexpected costs or delays in product development that could impair our ability to meet market windows or cause us to forego certain new product opportunities.
Because our long term success depends on our ability to increase the number of end users located outside of the United States, our business will be susceptible to risks associated with international operations.
As of June 30, 2013, we had international operations in China, Mexico and Brazil. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 95%, 94% and 92% of our total revenue for fiscal 2011, 2012 and 2013, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
Our future success also will depend on our ability to attract, retain and motivate highly skilled personnel in the United States and internationally. All of our employees work for us on an at will basis. Competition for highly skilled personnel is intense, particularly in the software industry and for persons with experience with GPS and location services. The high degree of competition for personnel we experience has resulted in and may also continue to result in the incurrence of significantly higher compensation costs to attract, hire and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, hiring and retaining highly skilled employees with appropriate qualifications. In addition, existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. Our inability to attract and retain the necessary personnel could adversely affect our business and future growth prospects.
We may be required to incur unanticipated capital expenditures.
Circumstances may arise that require us to make unanticipated capital expenditures, including:

•	the implementation of our equipment at new data centers and expansion of our operations at data centers;

•	the replacement of outdated or failing equipment; and

•	the acquisition of key technologies to support or expand our navigation services.
We rely on network infrastructures provided by our wireless carrier customers and mobile phones for the delivery of our mobile navigation services to end users.
We generally provide our navigation services from our own servers, which require close integration with the wireless carriers’ networks. We may be unable to provide high quality services if the wireless carriers’ networks perform poorly or experience delayed response times. Our future success will depend on the availability and quality of our wireless carrier customers’ networks in the United States and abroad to run our mobile navigation services. This includes deployment and maintenance of reliable 2G, 3G and 4G networks with the speed, data capacity and security necessary to provide reliable wireless communications services. We do not establish or maintain these wireless networks and have no control over interruptions or failures in the deployment and maintenance by wireless carrier customers of their network infrastructure. In addition, these wireless network infrastructures may be unable to support the demands placed on them if the number of subscribers increases, or if existing or future subscribers increase their use of limited bandwidth. Market acceptance of our mobile navigation services will depend in part on the quality of these wireless networks and the ability of our wireless carrier customers to effectively manage their subscribers’ expectations.
Wireless communications have experienced a variety of outages and other delays as a result of infrastructure and equipment failures and could face outages and delays in the future. These outages and delays could affect our ability to provide our navigation services successfully. In addition, changes by a wireless carrier to its network infrastructure may interfere with the integration of our servers with their network and delivery of our navigation services and may cause end users to lose functionality for services they have already purchased. Any of the foregoing could harm our business, operating results and financial condition.
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
Mergers, consolidations or other strategic transactions in the wireless communications industry could weaken our competitive position, reduce the number of our map providers and adversely affect our business.
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space and recently Waze, which utilized open street map data, was acquired by Google. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. We may not be able to expand our map suppliers to offset increases in our cost of goods if we lose a map data supplier.
Reduced expenditures for mobile phones, wireless services or new vehicles due to adverse or uncertain economic conditions may negatively affect our business and results of operations.
Recent adverse economic conditions and future uncertainties may directly affect the marketing and distribution of mobile phones and our navigation services by our wireless carrier customers and purchase of our automobile manufacturer customer’s new vehicles. As current and future conditions in the domestic and global economies remain uncertain, it is difficult to estimate the level of economic growth, which may cause some wireless carriers to emphasize marketing basic voice services rather than data services, such as mobile navigation services. In addition, subscribers may try to reduce their monthly expenses by reducing spending on discretionary wireless services, such as ours. In addition, with an increasing percentage of our revenue coming from automobile navigation products purchased in connection with the purchase of a new vehicle, we may experience a decline in revenue if spending on new vehicles is impacted due to economic conditions. Accordingly, the future direction of the overall domestic and global economies will have an impact on our overall performance. Economic conditions are beyond our control. If these economic conditions worsen or fail to improve, we may experience reduced demand for and pricing pressure on our navigation services, which could harm our operating results.
Changes in business direction and market conditions could lead to charges related to structural reorganization and discontinuation of certain products or services, which may adversely affect our financial results.
In response to changing market conditions and the desire to focus on new and more potentially attractive opportunities, we may be required to strategically realign our resources and consider restructuring, eliminating, or otherwise exiting certain business activities. For example, in April 2013, we sold our enterprise business to a third party, which resulted in a net gain to us but also required us to provide transition services to the buyer. In connection with the sale of our enterprise business, we terminated seven employees who were not offered positions by the buyer and we incurred severance costs as a result. Any decision to reduce investment in, dispose of, or otherwise exit business activities may result in the recording of special charges, such as workforce reduction and excessive facility space costs.
Risks related to our intellectual property and regulation
We operate in an industry with extensive intellectual property litigation. Claims of infringement against us, our customers, or other business partners may cause our business, operating results and financial condition to suffer.
Our commercial success depends in part upon us, our partners and our customers not infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures and/or need to alter our technologies or cease certain activities. We operate in an industry with extensive intellectual property litigation and it is not uncommon for our wireless carrier customers, handset manufacturing partners, automobile manufacturers and OEMs and competitors to be involved in infringement lawsuits by or against third parties. Many industry participants that own, or claim to own, intellectual property aggressively assert their rights, and our customers and other business partners, who we agree in certain circumstances to indemnify for intellectual property infringement claims related to our services, are often targets of such assertions. We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.
We have received, and may in the future receive, claims from third parties alleging infringement and other related claims. As of the date of this Annual Report on Form 10-K, we were named as a defendant in several cases alleging that our services infringe other parties' patents, as well as other matters. See Part I, Item 3, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our customers and other business partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, our wireless carrier customers or our other business partners. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

•	adversely affect our relationships with our current or future customers and other business partners;

•	cause delays or stoppages in the shipment of Telenav enabled or preloaded mobile phones or vehicles, or cause us to modify or suspend the provision of our navigation services;

•	cause us to incur significant expenses in defending claims brought against our customers, other business partners or us;

•	divert management's attention and resources;

•	subject us to significant damages or settlements;

•	require us to enter into settlements, royalty or licensing agreements on unfavorable terms; or

•	require us or our business partners to cease certain activities and/or modify our products or services.

In addition to liability for monetary damages against us or, in certain circumstances, our customers, we may be prohibited from developing, commercializing or continuing to provide certain of our navigation services unless we obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms, or at all. If we do not obtain such licenses, our business, operating results and financial condition could be materially adversely affected and we could, for example, be required to cease offering our navigation services or be required to materially alter our navigation services, which could involve substantial costs and time to develop.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by defective software and other losses.
Our agreements with our customers include indemnification provisions. We agree to indemnify them for losses suffered or incurred in connection with our navigation services or products, including as a result of intellectual property infringement, damages caused by defects and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally substantial and may be unlimited. In addition, some of these agreements permit our indemnitees to terminate their agreements with us if they determine that the use of our navigation services or products infringes third party intellectual property.
We have received, and expect to receive in the future, demands for indemnification under these agreements. These demands can be very expensive to settle or defend, and we have in the past incurred substantial legal fees and settlement costs in connection with certain of these indemnity demands. Furthermore, we have been notified by several customers that they have been named as defendants in certain patent infringement cases for which they may seek indemnification from us. See the section entitled “Legal Proceedings.” These indemnity demands remain outstanding and unresolved as of the date of this Form 10-K. Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to the current or future notifications, could materially harm our business, operating results and financial condition.
We may in the future agree to defend and indemnify our customers in connection with the pending notifications or future demands, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, which may lead to disputes with our customers and may negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. Our agreements with certain customers may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or services infringed upon a third party’s rights. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted or if any of our customer agreements is terminated, our business, operating results and financial condition could be materially adversely affected. See Part I, Item 3, “Legal Proceedings.”

The occurrence or perception of a security breach or disclosure of confidential information could harm our business.
Our navigation services include the transmission and storage of personal, private and confidential information primarily related to the location of our end users. If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business and financial results. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential end users. Even the perception of a security risk could inhibit market acceptance of our navigation services. In addition, we may be required to invest additional resources to protect against damages caused by any actual or perceived disruptions of our navigation services or security breaches.
Recent United States Supreme Court and other litigation has addressed issues relating to providing information regarding the location of a vehicle or mobile device to law enforcement agencies without a warrant. The law related to mobile phones and integrated GPS tracking in a vehicle remains unsettled and we may be subjected to different standards in different jurisdictions. We may incur substantial costs if we are required to litigate whether an individual's location can be disclosed without a warrant, which could harm our operating results. We may also be required to provide information about the location of an end user’s mobile phone to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could harm our business.
Changes in government regulation of the wireless communications industry and the automobile industry may adversely affect our business.
It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry or further regulate the automobile industry, including laws and regulations regarding lawful interception of personal data, hands free use of mobile phones or navigation services within autos or the control of such use, privacy, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of our industry will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may make operation more costly, and may materially reduce our ability to increase or maintain sales of our navigation services.
We may become subject to significant product liability costs.
If our navigation services or products contain defects, there are errors in the maps supplied by third party map providers or if our end users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. We maintain limited insurance against accident related risks involving our products. However, we cannot assure you that this insurance would be sufficient to cover the cost of damages to others or will continue to be available at commercially reasonable rates. In addition, we may be named as a defendant in litigation by consumers individually or on behalf of a class if their handsets or automobiles suffer problems from software downloads from our customers. If we are unable to obtain indemnification from our customer for any damages or legal fees we may incur in connection with such complaints, our financial position may be adversely impacted. In addition, insurance coverage generally will not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs. If we are unable to maintain sufficient insurance to cover product liability costs or if our insurance coverage does not cover an award, our business, financial condition and results of operations could be adversely affected.
Government regulation designed to protect end user privacy may make it difficult for us to provide our services or adopt advertising based revenue models.
We transmit and store a large volume of personal information in the course of providing our navigation services. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal information that is collected, stored and transmitted in or from the governing jurisdiction.
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
Monitoring unauthorized use of our intellectual property is difficult and costly. The steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Our competitors may also independently develop similar technology. In addition, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States. Any failure by us to meaningfully protect our intellectual property could result in competitors offering products that incorporate our most technologically advanced features, which could seriously reduce demand for our navigation services. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not such litigation results in a determination favorable to us.
Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.
We have devoted substantial resources to the development of our proprietary technology, including the proprietary software components of our navigation services and related processes. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of our confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
We use open source software in our navigation services platform and client applications and may use more open source software in the future. Use of open source software may subject our navigation services platform and client applications to general release or require us to re-engineer our navigation services platform and client applications, which may cause harm to our business. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release our proprietary source code. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our navigation services platform and client applications, discontinue the sale of our service in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.
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
The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually. For example, as of June 30, 2013, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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
Our stock price has fluctuated significantly and may continue to fluctuate in the future.
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

Recently, the market price for our common stock has traded only slightly above the cash value of our common stock. If investors do not value our company as an ongoing business and only value it for the cash on our balance sheet, our stock price may decline if we incur net losses and use our cash to fund operations. We may also attract investors who are looking for short-term gains in our shares rather than being interested in our long-term outlook. As a result, the price of our common stock may be volatile.
The concentration of ownership of our capital stock limits your ability to influence corporate matters.
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 39.4% of our common stock outstanding as of June 30, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Facilities
Our corporate headquarters are located at 950 De Guigne Drive, Sunnyvale, California in an office consisting of approximately 175,000 square feet pursuant to a lease that expires in December 2019. This headquarters facility houses the majority of our U.S. research and development, support, marketing and general and administrative personnel. We lease approximately 48,000 square feet of space in Shanghai, China for our research and development, sales and support operations pursuant to leases expiring in September 2014 and September 2016, as well as approximately 19,000 square feet in Xi’an, China, for research and development operations pursuant to leases expiring in September 2014 and October 2014. We lease approximately 12,000 square feet in Culver City, California for research and development and sales and marketing operations. We also lease office space of less than 3,000 square feet each in Northlake, Washington; Reston, Virginia; Southfield, Michigan; Boston, Massachusetts; and São Paulo, Brazil for our sales, marketing and business development personnel located in those areas. In addition to our headquarters and other offices, we lease data center space in Sunnyvale, Sacramento and Santa Clara, California. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the Court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, and asked the Court to postpone the rest of the case schedule pending the resolution of these potentially case-dispositive motions. The defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the Court granted AT&T and Telenav's motion for summary judgment of noninfringement. While the Court's ruling appears to be dispositive of plaintiff's claims, plaintiff is appealing the Court's claim construction and summary judgment ruling. The appeal is currently ongoing in the U.S. Court of Appeals for the Federal Circuit. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board confirmed the invalidity of these claims. Plaintiff has indicated its intent to appeal this finding. In light of the reexamination and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case remains stayed until at least May 27, 2013. Defendants have requested that the Court extend the stay. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock began trading on the NASDAQ Global Market under the symbol “TNAV” on May 13, 2010. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended June 30, 2013	High	Low
First Quarter	$6.23	$5.58
Second Quarter	$8.20	$6.01
Third Quarter	$8.30	$6.27
Fourth Quarter	$6.45	$5.00
Year ended June 30, 2012	High	Low
First Quarter	$21.86	$8.22
Second Quarter	$9.63	$7.71
Third Quarter	$8.17	$6.62
Fourth Quarter	$7.19	$5.57
We had approximately 92 stockholders of record as of July 31, 2013. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.
Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2013	9,422	$5.16	9,422	$9,951,348
May 1 – May 31, 2013	209,503	$5.18	209,503	$8,866,987
June 1 – June 30, 2013	187,001	$5.18	187,001	$7,898,886
Total	405,926	$5.18	405,926	$7,898,886

(1)
The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us on March 18, 2013. Our board of directors authorized us to purchase shares of our common stock up to an aggregate of $10.0 million, inclusive of broker fees. This stock repurchase plan will expire on March 14, 2014.

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
The following graph shows a comparison from May 13, 2010 (the date our common stock commenced trading on The NASDAQ Global Market) through June 30, 2013 of cumulative total return for our common stock, the NASDAQ Composite Index and the Russell 3000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Russell 3000 Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of income data for fiscal years ended June 30, 2013, 2012 and 2011 and the balance sheet data as of June 30, 2013 and 2012 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of income data for the fiscal years ended June 30, 2010 and 2009 and the balance sheet data as of June 30, 2011, 2010 and 2009 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The results of operations of our enterprise business, which were previously presented as a component of our consolidated operating results, have been classified as discontinued operations in our statement of income for all periods presented. We have not declared or distributed any cash dividends on our common stock. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Income Data: (in thousands, except per share data)	Fiscal Year Ended June 30,
	2013	2012	2011	2010	2009
Revenue	$191,800	$205,522	$199,118	$161,888	$102,396
Cost of revenue	69,113	44,448	38,150	27,246	17,078
Gross profit	122,687	161,074	160,968	134,642	85,318
Operating expenses:
Research and development	60,349	65,764	52,617	38,358	21,613
Sales and marketing	30,435	25,345	16,588	11,886	14,020
General and administrative	24,765	26,084	19,757	14,518	8,302
Restructuring costs	1,671	—	—	—	—
Total operating expenses	117,220	117,193	88,962	64,762	43,935
Operating income	5,467	43,881	72,006	69,880	41,383
Other income (expense), net	1,207	1,484	1,173	(407)	(776)
Income from continuing operations before provision for income taxes	6,674	45,365	73,179	69,473	40,607
Provision for income taxes	1,093	13,559	28,592	27,183	11,553
Income from continuing operations, net of tax	$5,581	$31,806	$44,587	$42,290	$29,054
Income (loss) from discontinued operations, net of tax	$7,486	$602	$(2,013)	$(880)	$564
Net income	$13,067	$32,408	$42,574	$41,410	$29,618

Basic income per share:
Income from continuing operations	$0.14	$0.77	$1.06	$1.70	$1.34
Net income	$0.32	$0.78	$1.01	$2.66	$2.63
Diluted income per share:
Income from continuing operations	$0.13	$0.72	$0.99	$0.86	$0.55
Net income	$0.31	$0.74	$0.94	$1.34	$1.07
Weighted average shares used in computing net income per share applicable to common stockholders:
Basic	40,310	41,406	41,975	15,569	11,273
Diluted	41,919	43,944	45,086	30,833	27,724

Consolidated Balance Sheets Data: (in thousands)	June 30,
	2013	2012	2011	2010	2009
Cash, cash equivalents and short-term investments	$191,685	$199,468	$203,310	$112,862	$33,128
Working capital	190,385	204,977	178,602	134,878	44,899
Total assets	273,669	264,779	260,627	173,720	72,210
Preferred stock warrant liability	—	—	—	—	2,511
Convertible preferred stock	—	—	—	—	51,368
Common stock and additional paid-in capital	118,233	118,897	115,106	109,729	3,501
Total stockholders’ equity	214,464	216,518	188,466	149,037	3,376

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Our mission is to make people's lives less stressful, more productive, and more fun when they are on the go.

We are a leader in personalized mobile navigation. We help on the go people by creating products that (1) provide easily-accessed, relevant, and personalized information for discovery, traffic, maps, local search, and navigation and (2) are available across multiple platforms and devices, including mobile phones, tablets, computers and cars. With millions of users able to access Telenav services while on the go today, we believe that we are well positioned to capitalize on growing location services market opportunities, especially as related to connected cars and mobile advertising.

We offer our mobile navigation services to customers in a number of ways. We distribute our services through our wireless carrier partners, including AT&T Mobility, and directly to consumers through mobile application stores and marketplaces. Generally, we provide our basic services to consumers for free and provide consumers the opportunity to purchase premium versions of the product. We refer to the free to premium distribution as the “freemium” model of distribution. Our free products are designed to be monetized through delivery of advertising to consumers. Our success with the freemium model depends upon our ability to generate a substantial active user base as well as the ability to generate revenues from advertising and conversion of users from free to premium services.
We offer our automotive navigation services to auto manufacturers and OEMs, for distribution with their vehicles. Our primary customer to date, Ford, currently distributes our product as an optional feature with the majority of its models in the U.S., Mexico, South America and China. We also have relationships with automotive OEMs that distribute our products with other major auto manufacturers. Our automotive solutions are typically a self-contained service along with the related software and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as traffic. Our history as a cloud based supplier of navigation services provides a unique advantage in the marketplace over our competitors.

Our advertising network services offer advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location based advertising and offer unique value to brick-and-mortar and brand advertisers with our location targeting capabilities. We do this by accessing a large universe of impressions, and filtering out those that are tagged with accurate, real-time and historical location information. We filter out these impressions using a wide range of sophisticated proprietary techniques. In June 2013, our platform accessed approximately 9 billion potential ad impressions.

We derive revenue from wireless carriers and end users, automobile manufacturers and OEMs, and mobile advertisers and advertising agencies. We primarily derive our revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our navigation services. We also derive revenue from our partnerships with wireless carriers who sell our mobile navigation services to their subscribers. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies that represent national and regional brick-and-mortar brands and channel partners that work closely with local and small business advertisers.

We generate revenue from the delivery of customized software and royalties from the distribution of customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed in 15 different Ford and Lincoln models. Ford and Lincoln models with our on-board automotive navigation product began shipping to South America with the 2012 model year and China with the 2013 model year. Our automobile manufacturer and OEM customers pay us a royalty fee as the software is reproduced for installation in vehicles with our automotive navigation solutions.

We generate revenue from mobile navigation services through service subscriptions, including premium offerings, and fixed fee arrangements. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage.

We generate revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract.

Recent Developments

Our agreement with wireless carrier Sprint provided that Sprint will cease to compensate us for services we provide to its customers through bundled offerings. In April 2013, we entered into an agreement to extend the period by which Sprint would provide us with limited compensation by 90 days to September 30, 2013. Because of the manner in which we recognize revenue for bundled services to Sprint, the extension of the agreement with Sprint by 90 days requires us to recognize some revenue that otherwise would have been recognized in the fourth quarter of fiscal 2013 in the first quarter of fiscal 2014. Commencing on October 1, 2013, we expect that Sprint will no longer provide us material compensation for our services on a fixed fee basis and the revenue we will receive from Sprint will consist primarily of revenue from monthly recurring fees paid by end users for premium services or shared advertising revenue.

During fiscal 2013, we also saw declines in the number of paid monthly recurring fee end users at other large wireless carrier customers, AT&T and T-Mobile, and we expect this trend to continue. As a result, we expect that our revenue from wireless carrier partners will continue to decline substantially and that the composition of the remaining wireless carrier revenue will change over the near term. We expect our total revenue in fiscal 2014 will decline substantially from previous years as we do not foresee revenue from automotive navigation or advertising growing sufficiently to offset the loss of wireless carrier revenue in fiscal 2014.

We do not expect to be able to reduce our cost of services revenue at the same rate as services revenue, if at all. We will continue to incur significant costs, especially third party content and data center operations costs, associated with providing our navigation services at reduced revenue rates or free under our freemium distribution model. We also anticipate that because of our efforts to grow automotive, mobile advertising and other strategic revenue sources, our operating expenses are not expected to decline in fiscal 2014 at the same rate as our revenue. As a result, we believe that we will incur substantial net losses in fiscal 2014. If we are unable or elect not to reduce our expenses, we may not be able to achieve profitability in fiscal 2015 and possibly beyond.
In fiscal 2014, as has been the case to a lesser extent in fiscal 2013, we expect that subscription revenue from our partnerships with wireless carriers for navigation will decline substantially as our agreement with Sprint transitions to a predominantly freemium model and AT&T and T-Mobile continue to experience declines in subscribers paying monthly recurring charges for navigation applications. We expect that over time, certain other wireless carrier partners will shift to models in which we are not compensated on a fixed basis for our services but instead share revenue received with them, whether that revenue is generated directly from monthly recurring charges for navigation services or from advertising in our navigation services.

In an effort to focus more and strengthen our strategic consumer, advertising and automotive business, on April 16, 2013 we closed the sale of our enterprise business to FleetCor Technologies Operating Company, LLC, or FleetCor, for approximately $10.0 million in cash and the assumption by FleetCor of certain liabilities relating to our enterprise business. Our enterprise business enabled companies to better manage operations by using our navigation services platform to track status and the location of mobile workers, vehicles and assets deployed in the field. In connection with the completion of the transaction, 50 of our employees became employees of FleetCor. We are providing certain services to FleetCor to facilitate the transition of the business and we expect to continue to provide those services in fiscal 2014. We entered into a three year noncompetition agreement with FleetCor in which we agreed not to re-enter the enterprise business for a period of three years after the closing. The results of operations of our enterprise business have been classified as discontinued operations in our statement of income for all periods presented.

All information in the following management's discussion and analysis of financial condition and results of operations includes only results from continuing operations (excluding our enterprise business) for all periods presented, unless otherwise noted.
Key components of our results of operations
Sources of revenue

We offer voice-guided, real time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands) including Sprint Navigation, AT&T Navigator and Your Navigator Deluxe. Our technology also powers automotive navigation solutions that provide accurate, easy to use navigation services to drivers, including search, POI and traffic services. We have introduced other navigation services solutions with new business models and distribution channels in our current market and adjacent markets, including premium navigation services. While we have already introduced certain components or initial versions of several of these navigation services solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors, including adoption by wireless carrier customers, automobile manufacturers and OEMs of our navigation services; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising. We believe our cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to cover the costs of these anticipated efforts for the foreseeable future.
We offer our mobile navigation services to customers in a number of ways. Currently, we primarily derive our revenue from our wireless carrier customers for their end users' subscriptions to our mobile navigation services, as well as from activation fees for certain of our services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed annual fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our mobile navigation services as part of a bundle of mobile data or voice services than if an end user subscribes to our mobile navigation services on a standalone basis. The majority of our end users receive access to our navigation application through bundled offerings. We also offer our applications directly to end users through application stores such as the Apple App Store and the Google Play marketplace. Finally, we have implemented revenue models based on free versions of our services which can generate fees through advertising supported arrangements, and subscriber upgrades to more premium versions for a fee.
We derive revenue from the delivery of customized software products and royalties from the distribution of these software products in certain automotive navigation applications. We also derive revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract, which we began to offer in the three months ended December 31, 2012 with our acquisition of ThinkNear. In the future, we may have other revenue models. We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications; services revenue consists primarily of revenue we derive from our mobile navigation services, off-board automotive navigation services, mobile advertising and premium navigation services.

For services that our subscribers purchase through our wireless carriers, our wireless carrier customers are responsible for billing and collecting the fees they charge their subscribers for the right to use our navigation services. With respect to Sprint, through September 30, 2013, we will receive a guaranteed fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. We recognize revenue for the aggregate fees monthly on a straight-line basis over the term of the agreement. When we are paid on a revenue sharing basis with our wireless carrier customers, the amount we receive varies depending on several factors, including the revenue share rate negotiated with the wireless carrier customer, the price charged to the subscriber by the wireless carrier customer, the specific sales channel of the wireless carrier customer in which the service is offered and the features and capability of the service. As a result of these factors, the amount we receive for a subscriber may vary considerably and is subject to change over time.

In addition, the amount we are paid per end user in our revenue sharing arrangements may also vary depending upon the metric used to determine the amount of the payment, including the number of end users at any time during a month, the average monthly paying end users, the number and timing of end user billing cycles and end user activity. Although our wireless carrier customers generally have sole discretion about how to price our mobile navigation services to their subscribers, our revenue sharing arrangements generally include monthly minimum fees per end user. To a much lesser extent, we also sell our services directly to consumers through application stores.
Ford represented 36%, 13% and 6% of our revenue in fiscal 2013, 2012 and 2011, respectively. We provide both on-board and off-board connected navigation solutions to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. We recognize revenue from our on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions generally as the software is reproduced for installation in vehicles. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
AT&T represented 28%, 35% and 37% of our revenue in fiscal 2013, 2012 and 2011, respectively. In March 2013, our agreement with AT&T was automatically renewed, under its existing terms through March 2014, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future; however, we have recently seen substantial declines in the number of paying subscribers for our services through AT&T.
Sprint represented 16%, 36% and 41% of our revenue in fiscal 2013, 2012 and 2011, respectively. We operate under an agreement with Sprint, which we most recently amended in April 2013. Under this amended agreement, we and Sprint have agreed to continue the fixed fee arrangement related to the Sprint bundle through September 30, 2013, and to partner to generate revenue from premium navigation and mobile advertising programs through December 31, 2015. Sprint is not obligated to continue to bundle our navigation services after September 30, 2013, and even if Sprint does continue to bundle we may not receive meaningful compensation for such distribution of our services. We also anticipate that a majority of the Sprint subscribers who are currently receiving our services through bundles will not convert to our paid navigation services.
Subscription fees from our wireless carrier customers represented the majority of our revenue in fiscal 2013, 2012 and 2011. Subscription fee revenue from our mobile navigation service, excluding premium navigation services, represented 57%, 84% and 93% of our revenue in fiscal 2013, 2012 and 2011, respectively. Subscription fee revenue from our mobile navigation service declined from fiscal 2011 to fiscal 2013, primarily due to the transition to an extension of the fixed fee with Sprint at a lower rate and a decrease in the number of paying subscribers for navigation services provided through AT&T and T-Mobile. Revenue from our automotive navigation solutions represented 37%, 13% and 6% of our revenue in fiscal 2013, 2012 and 2011, respectively. Revenue from our mobile advertising and premium navigation services represented 6%, 3% and 1% of our revenue in fiscal 2013, 2012 and 2011, respectively.

In fiscal 2013, 2012 and 2011, we generated 92%, 94% and 96% of our revenue, respectively, in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. In absolute dollars, revenue from our international operations increased in fiscal 2013.

We expect that the percentage of our revenue represented by wireless carrier customers will decline substantially in fiscal 2014 as Sprint ceases to bundle our services for a fixed fee and more end users use our free or operating system-affiliated navigation services. We anticipate that we will not be successful in the short term at fully replacing lost wireless carrier revenue with revenue from automotive and advertising, resulting in a substantial decline in our total revenue in fiscal 2014 relative to prior years. For fiscal 2014, we expect automotive and advertising revenue to represent the most rapidly growing components of our revenue but our expectations may not be realized. Although we are working to replace historical wireless carrier revenue, we believe that the growth of alternative sources of revenue, while material, will be insufficient to offset the declines in wireless carrier revenue in the short-term. As a result, we expect to incur net losses in fiscal 2014 and possibly future periods.
Cost of revenue
Our cost of revenue consists primarily of the cost of the third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our navigation services. Our cost of revenue also includes the cost of third party exchange display ad inventoryas well as expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology. The largest component of our cost of revenue is the fee we pay to providers of map and POI data, TomTom and HERE. We have long term agreements with TomTom and HERE pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and on a fixed fee basis. With respect to both TomTom and HERE, we are required to pay certain minimum fees for access to their content by our mobile navigation customers. For our on-board navigation solutions provided to Ford, we pay royalties on a per unit produced basis. We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board automotive navigation solutions and recognition of deferred development costs. Cost of services revenue consists primarily of the costs associated with third party content, data center operations, customer support, amortization of capitalized software, stock-based compensation and amortization of developed technology that we incur in providing our navigation services, mobile advertising and premium navigation services.
We primarily provide mobile navigation service customer support through a third party provider to whom we provide training and assistance with problem resolution. We use three outsourced, hosted data centers and industry standard hardware to provide our services. We generally offer to our wireless carrier customers and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier customer agreement.

While we expect that services revenue from wireless carrier customers will decline substantially in fiscal 2014, we do not expect to be able to reduce our cost of services revenue at the same rate as services revenue, if at all. We will continue to incur significant costs, especially third party content and data center operations costs, associated with providing our navigation services at reduced revenue rates or free under our freemium distribution model. We expect that our total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions, which generally have higher associated third party content costs than our navigation offerings provided through wireless carriers. We expect that our cost of revenue will decrease in absolute dollars, as it will be impacted by declining third party content costs associated with the decline in revenue from wireless carrier customers, partially offset by increased amortization of developed technology acquired. Cost of revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. In addition, in fiscal 2013 we incurred restructuring costs primarily related to severance and benefits expense associated with a reduction in workforce. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses have stabilized in absolute dollars in the past fiscal year, as we have reduced certain headcount and achieved greater operational effectiveness. Despite these recent efforts, we expect that certain costs will continue to increase over time, including compensation and related costs; however, we are continuing to evaluate spending in certain areas and taking actions to create greater efficiencies. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel into, our strategic growth areas.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, product management and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue has been derived from wireless carriers, which bear much of the expense of marketing and promoting our services to their subscribers. As a result, the majority of our sales and marketing expenses relate to supporting our wireless carrier customers and attracting new automotive manufacturers, OEM, and advertisers. We expect to increase our investment in sales and marketing activities, in part, to support our initiatives in the automotive industry and mobile advertising and to promote our branded services directly to end users. For example, we will add sales personnel to support our advertising business.
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

Income from discontinued operations, net. Income from discontinued operations, net consists of results of operations of our enterprise business, which was sold in April 2013.

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

Revenue recognition. We generate revenue primarily from service subscriptions, including premium offerings, fixed fee arrangements and software licenses. We also generate revenue from the delivery of search and display advertising impressions.

We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the fee is fixed or determinable and collectability is reasonably assured. We derive our revenue primarily from subscriptions to access our mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed fee for any number of subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. Our end users who subscribe to our services through application stores pay us a monthly or annual subscription fee.
We recognize monthly fees related to our mobile navigation services in the month we provide the services. We defer amounts received in advance of the service being provided and recognize the deferred amounts when the monthly service has been provided. We recognize revenue for fixed fees for any number of subscribers receiving our services as part of bundles monthly on a straight-line basis over the term of the agreement. Our agreements do not contain general rights of refund once the service has been provided. We also establish allowances for estimated credits subsequently issued to end users by our wireless carrier customers.
We recognize as services revenue the amount our wireless carrier customers report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier customers. We are not the principal provider when selling access to our mobile navigation services through our wireless carrier customers as the subscribers directly contract with our wireless carrier customers. In addition, we may earn a fixed fee or fixed percentage of fees charged by our wireless carrier customers and our wireless carrier customers have the sole ability to set the price charged to their subscribers for our service. Our wireless carrier customers have direct responsibility for billing and collecting those fees from their subscribers and we and our wireless carrier customers may offer subscribers a 30-day free trial for our service. For end users who purchase our navigation services through application stores we utilize the application store billing process. We provide tiered pricing to certain of our wireless carrier customers based on the number of paying end users in a given month, which may result in a discounted fee per end user depending on the number of end users. Revenue recognized is based on the discounted fees earned for a given period.

We also derive services revenue from the delivery of search and display advertising impressions. We recognize revenue when the related advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ad impressions delivered, or clicks, drives or actions by users on mobile advertisements.
We derive product revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize software customization revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue as the software is reproduced for installation in vehicles, assuming all other conditions for revenue recognition have been met.
In certain instances, due to the nature and timing of monthly revenue and reporting from our customers, we may be required to make estimates of the amount of revenue to recognize from a customer for the current period. For example, certain of our wireless carrier customers do not provide us with sufficient monthly individual subscriber billing period details to allow us to compute the allocation of monthly service fees to the individual end user’s service period, and in such cases we make estimates of any required service period revenue cutoff. In addition, if we fail to receive an accurate revenue report from a wireless carrier customer for the month, we will need to estimate the amount of revenue that should be recorded for that month. These estimates may require judgment, and we consider certain factors and information in making these estimates such as:

•	subscriber data supplied by our wireless carrier customers;

•	customer specific historical subscription and revenue reporting trends;

•	end user subscription data from our internal systems; and

•	data from comparable distribution channels of our other customers.

If we are unable to reasonably estimate recognizable revenue from a customer for a given period, we defer recognition of revenue to the period in which we receive and validate the customer’s revenue report and all of our revenue recognition criteria have been met. If we have recorded an estimated revenue amount, we record any difference between the estimated revenue and actual revenue in the period when we receive the final revenue reports from our customer, which typically occurs within the following month. To date, actual amounts have not differed materially from our estimates.
Software development costs. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life, which generally ranges from 18 months to 24 months depending on the type of application. Costs incurred and capitalized during the application development stage generally include the costs of software configuration, coding, installation and testing. Such costs primarily include payroll and payroll related expenses for employees directly involved in the application development, as well as third party developer fees. We expense preliminary evaluation costs as they are incurred before the application development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. We begin amortizing capitalized costs when a project is ready for its intended use, and we periodically reassess the estimated useful life of a project considering the effects of obsolescence, technology, competition and other economic factors which may result in a shorter remaining life.
We capitalized $0.9 million, $2.4 million and $1.2 million of software development costs during fiscal 2013, 2012 and 2011, respectively. Amortization expense related to these costs, which was recorded in cost of revenue, totaled $2.1 million, $1.8 million and $2.0 million for fiscal 2013, 2012 and 2011, respectively.
We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $1.3 million, $2.4 million and $2.1 million of software development costs during fiscal 2013, 2012 and 2011, respectively. Development costs expensed to cost of revenue totaled $4.9 million, $0.4 million and $1.8 million for fiscal 2013, 2012 and 2011, respectively.
Impairment of long-lived assets. We evaluate long-lived assets held and used for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. We continually evaluate whether events and circumstances have occurred that indicate the balance of our property and equipment, long-term investments and intangible assets with definite lives may not be recoverable. Our evaluation is significantly impacted by our estimates and assumptions of future revenue, costs, and expenses and other factors. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. We base the impairment, if any, on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and record it in the period in which we make the determination. During fiscal 2013 and 2011, we recorded a loss of $339,000 and $714,000, respectively, in connection with impairment in the carrying value of capitalized software.
Goodwill. Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These tests are based on our single operating segment and reporting unit structure. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that the fair value is less than our carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss, if any. In assessing the fair value of our reporting unit, we make assumptions regarding our estimated future cash flows, including estimate growth rate. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record impairment loss related to our goodwill. We have not recognized any impairment of goodwill in the three year period ended June 30, 2013. As of June 30, 2013, we had goodwill of $14.4 million.
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

Our stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Cost of revenue	$149	$91	$97
Research and development	3,509	2,509	1,965
Selling and marketing	2,290	1,168	1,003
General and administrative	2,699	1,354	1,072
Total stock-based compensation expense	$8,647	$5,122	$4,137
As of June 30, 2013, there was $7.5 million of unrecognized stock-based compensation expense related to unvested stock option awards, net of estimated forfeitures, that we expect to be recognized over a weighted average period of 2.3 years. At June 30, 2013, the total unrecognized stock-based compensation cost related to restricted stock units was $9.2 million, net of estimated forfeitures, and will be amortized over a weighted average period of 3.6 years.
We generally utilize the Black-Scholes option-pricing model to determine the fair value of our stock option awards, which requires a number of estimates and assumptions. In valuing share-based awards under the fair value accounting method, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected volatility of our stock is based on the historical volatility of various comparable companies, as we do not have sufficient historical data with regards to the volatility of our own stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected term was based on an analysis of our historical exercise and cancellation activity. In the future, as we gain historical data for volatility in our own stock, the expected volatility and expected term may change which could substantially change the grant date fair value of future awards of stock options and ultimately the expense we record. In addition, the estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised.
For fiscal 2013, 2012 and 2011, we calculated the fair value of options granted to employees with the following weighted average assumptions:

	Fiscal Year Ended June 30,
	2013	2012	2011
Expected volatility	72%	64%	56%
Expected term (in years)	4.79	4.50	4.50
Risk-free interest rate	0.67%	0.77%	1.61%
Dividend yield	—	—	—
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
Results of operations

The following tables set forth our results of operations for fiscal 2013, 2012 and 2011, as well as a percentage that each line item represents of our revenue for those periods. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods. Our press release filed on Form 8-K on July 25, 2013 previously reported cost of product revenue as $37.0 million and cost of service revenue as $32.1 million for fiscal 2013. The revised numbers are reported below. There was no change to total cost of revenue, gross profit or net income.

The results of operations of our enterprise business, including the related gain on sale, have been classified as discontinued operations in our statement of income for all periods presented. The following discussion focuses solely on results of continuing operations.

	Fiscal Year Ended June 30, 2013
Consolidated Statements of Income Data	2013	2012	2011
Revenue:		(in thousands)
Product	$69,162	$24,186	$10,752
Services	122,638	181,336	188,366
Total revenue	191,800	205,522	199,118
Cost of revenue:
Product	38,164	13,615	6,364
Services	30,949	30,833	31,786
Total cost of revenue	69,113	44,448	38,150
Gross profit	122,687	161,074	160,968
Operating expenses:
Research and development	60,349	65,764	52,617
Sales and marketing	30,435	25,345	16,588
General and administrative	24,765	26,084	19,757
Restructuring costs	1,671	—	—
Total operating expenses	117,220	117,193	88,962
Operating income	5,467	43,881	72,006
Other income, net	1,207	1,484	1,173
Income before provision for income taxes	6,674	45,365	73,179
Provision for income taxes	1,093	13,559	28,592
Income from continuing operations, net of tax	5,581	31,806	44,587
Income from discontinued operations, net of tax	7,486	602	(2,013)
Net income	$13,067	$32,408	$42,574

	Fiscal Year Ended June 30, 2013
	2013	2012	2011
Revenue:	(as a percentage of revenue)
Product	36%	12%	5%
Services	64%	88%	95%
Total revenue	100%	100%	100%
Cost of revenue:
Product	20%	7%	3%
Services	16%	15%	16%
Total cost of revenue	36%	22%	19%
Gross profit	64%	78%	81%
Operating expenses:
Research and development	31%	32%	27%
Sales and marketing	16%	12%	8%
General and administrative	13%	13%	10%
Restructuring costs	1%	—%	—%
Total operating expenses	61%	57%	45%
Operating income	3%	21%	36%
Other income, net	—%	1%	—%
Income before provision for income taxes	3%	22%	36%
Provision for income taxes	—%	6%	14%
Income from continuing operations, net of tax	3%	16%	22%
Income from discontinued operations, net of tax	4%	—%	(1)%
Net income	7%	16%	21%

Comparison of the fiscal years ended June 30, 2013 and 2012
Revenue.
Product revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. Product revenue increased 186% to $69.2 million in fiscal 2013 from $24.2 million in fiscal 2012. The increase was due primarily to increased revenue from automotive navigation solutions we provide for Ford vehicles, including the launch of our solutions in additional Ford and Lincoln models. In addition, product revenue in fiscal 2013 included $9.2 million of customized engineering revenue received from Ford.
Services revenue. Services revenue consists primarily of revenue we derive from our mobile navigation services and mobile advertising. Services revenue decreased 32% to $122.6 million in fiscal 2013 from $181.3 million in fiscal 2012. The decrease was due primarily to lower revenue from Sprint resulting from our July 2012 Sprint amendment, which resulted in a significant reduction in our fixed fee revenue from Sprint for bundled users beginning July 1, 2012, and lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T and T-Mobile. These decreases were partially offset by growth in revenue from monetization of freemium offerings through wireless carriers and application stores and growth in mobile navigation revenue internationally. Accordingly, in fiscal 2013, services revenue from Sprint, AT&T and T-Mobile decreased by $65.3 million, and the decrease was partially offset by an increase in services revenue of $5.4 million driven by growth in monetization of freemium offerings and international.
Revenue concentrations. In fiscal 2013 and 2012, Ford represented 36% and 13% of our total revenue, respectively. In fiscal 2013 and 2012, revenue from AT&T represented 28% and 35% of our total revenue, respectively, and revenue from Sprint represented 16% and 36% of our total revenue, respectively.
Subscription fees from our mobile navigation service, excluding premium, represented 57% and 84% of our total revenue in fiscal 2013 and 2012, respectively. Revenue from our automotive navigation solutions represented 37% and 13% of our total revenue in fiscal 2013 and 2012, respectively. Revenue from our mobile advertising and premium navigation services represented 6%, and 3% of our total revenue in fiscal 2013 and 2012, respectively.

We primarily sell our services in the United States. In fiscal 2013 and 2012, revenue derived from U.S. sources represented 92% and 94% of our total revenue, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. In absolute dollars, revenue from our international operations increased in fiscal 2013.
Cost of revenue.
Cost of product revenue. Our cost of product revenue increased 180% to $38.2 million in fiscal 2013 from $13.6 million in fiscal 2012, which was lower than the 186% increase in product revenue. Our cost of product revenue increased due primarily to an increase in third party content costs of $20.0 million, commensurate with the growth in our product revenue. However, cost of product revenue increased at a lower rate than product revenue due primarily to the $9.2 million of customized engineering revenue from Ford, which had substantially lower associated costs as a percentage of revenue than our on-board navigation revenue earned from Ford for the sale of vehicles with our navigation products.
Cost of services revenue. Our cost of services revenue was comparable at $30.9 million in fiscal 2013 and $30.8 million in fiscal 2012. Cost of services revenue did not decline commensurate with the 32% decrease in services revenue during fiscal 2013. Cost of services revenue in fiscal 2013 was impacted by increased network operations and customer support costs of $1.2 million and increased amortization expense of $1.4 million, primarily related to the developed technology acquired from ThinkNear, that were offset by a decrease in third party content costs of $2.5 million.
Gross profit. Our gross profit decreased to $122.7 million in fiscal 2013 from $161.1 million in fiscal 2012. Our gross margin decreased to 64% in fiscal 2013 from 78% in fiscal 2012. The decrease in gross margin was due to lower services revenue from Sprint and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to Ford, which generally have higher associated content costs and resulting in lower gross margins than our mobile navigation services provided through our wireless carrier customers. However, the higher content costs of product revenue in fiscal 2013 were partially offset by the higher gross margin we earned on the $9.2 million of customized engineering revenue from Ford. We expect our gross margin to continue to decline as the percentage of our revenue from automotive navigation offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will be negatively impacted in the future by the amortization of developed technology acquired as part of our acquisition of ThinkNear.

Research and development. Our research and development expenses decreased 8% to $60.3 million in fiscal 2013 from $65.8 million in fiscal 2012. The decrease was primarily due to decreased compensation and benefits costs of $5.6 million associated with decreased average headcount, primarily in our China offices. As a percentage of revenue, research and development expenses decreased to 31% in fiscal 2013 from 32% in fiscal 2012. The total number of research and development personnel decreased 22% to 480 at June 30, 2013 from 615 at June 30, 2012. A substantial portion of the decrease in personnel occurred in June 2013 in conjunction with our restructuring efforts. Although research and development personnel have decreased in the short-term, we expect research and development expenses will not reflect a proportionate decrease as we retain research and development personnel in higher cost geographic areas. We also believe that as we continue to invest in expanding the navigation services we offer, establish relationships with new automotive manufacturers and OEMs and advertisers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will not change materially in absolute dollars.
Sales and marketing. Our sales and marketing expenses increased 20% to $30.4 million in fiscal 2013 from $25.3 million in fiscal 2012. The increase was primarily due to increased advertising and promotion expenses of $2.2 million, increased stock-based compensation of $1.1 million and increased recruiting expenses of $0.4 million. As a percentage of revenue, sales and marketing expenses increased to 16% in fiscal 2013 from 12% in fiscal 2012. The total number of sales and marketing personnel decreased 18% to 93 at June 30, 2013 from 113 at June 30, 2012. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars as we add sales personnel to support our advertising business.
General and administrative. Our general and administrative expenses decreased 5% to $24.8 million in fiscal 2013 from $26.1 million in fiscal 2012. The decrease was primarily due to decreased legal costs of $5.4 million, partially offset by increased compensation and benefits costs of $1.2 million, increased stock compensation expense of $1.3 million and professional services fees of $0.4 million. The total number of general and administrative personnel decreased 3% to 71 at June 30, 2013 from 73 at June 30, 2012. As a percentage of revenue, general and administrative expenses were comparable at 13% in fiscal 2013 and 2012. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.
Restructuring costs. We incurred restructuring costs of $1.7 million in fiscal 2013 in order to better align and focus our resources around our strategic growth areas. We initiated a restructuring plan consisting of reductions of approximately 83 full-time positions in the U.S. and China and we recorded restructuring charges of $1.5 million related to severance and benefits for the positions eliminated. In addition, we consolidated our Shanghai office facilities and recorded restructuring charges of $0.1 million related to the forfeiture of our lease deposit. We also recorded restructuring charges of $0.1 million related to the write-off of certain assets that were no longer useful to us based upon the changes in our business.
Other income, net. Our other income, net was $1.2 million in fiscal 2013 and $1.5 million in fiscal 2012. The change was primarily due to decreased interest income due to lower cash and cash equivalents and short-term investments balances.
Income from discontinued operations, net. Our income from discontinued operations, net was $7.5 million in fiscal 2013 and $0.6 million in fiscal 2012. Income from discontinued operations in fiscal 2013 includes a gain of $6.5 million realized on the sale of our enterprise business, net of tax.
Provision for income taxes. Our provision for income taxes, excluding discontinued operations, decreased to $1.1 million in fiscal 2013 from $13.6 million in fiscal 2012. Our effective tax rate, excluding discontinued operations, was 16% in fiscal 2013 compared to 30% in fiscal 2012. Our effective tax rate in fiscal 2013 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to the R&D credit and changes in intercompany arrangements, partially offset by nondeductible stock compensation.
The usage of our remaining U.S. federal and state loss carryforwards of approximately $2.3 million and $9.7 million respectively, is substantially limited each fiscal year by Section 382 of the Internal Revenue Code. The federal limitation declines over time with an annual limitation of $0.7 million for the next two years followed by a significant decrease in the annual limitation thereafter.
As of June 30, 2013, our cumulative unrecognized tax benefit was $6.3 million, of which $0.9 million was netted against deferred tax assets. Included in the balance of unrecognized tax benefits at June 30, 2013 was $4.8 million of unrecognized tax benefits that, if recognized, would affect the annual effective tax rate.

We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2011 through fiscal 2012 in the

U.S., for fiscal 2009 through fiscal 2012 in state jurisdictions, and for fiscal 2008 through fiscal 2012 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

We believed it is reasonably possible that, as of June 30, 2013, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) by as much as $800,000 in the next 12 months. We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $314,000 and $181,000 accrued for the payment of interest and penalties at June 30, 2013 and 2012, respectively.

Due to expected net losses in fiscal 2014, we expect to record a tax benefit as we believe it is more likely than not that we will realize the benefit of these losses due to our ability to carryback net operating losses within the carryback period.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extends the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  The retroactive fiscal 2012 and fiscal 2013 benefits of $1.2 million have been reflected in the fiscal 2013 effective tax rate.
Comparison of the fiscal years ended June 30, 2012 and 2011
Revenue
Product revenue. Our product revenue increased 125% to $24.2 million in fiscal 2012 from $10.8 million in fiscal 2011. The increase was due primarily to increased revenue from automotive navigation solutions we provide for Ford vehicles, including the launch of our solutions in additional Ford and Lincoln models.
Services revenue. Our services revenue decreased 4% to $181.3 million in fiscal 2012 from $188.4 million in fiscal 2011. The decrease was due primarily to decreases in revenue from Sprint bundle users resulting from our September 2010 Sprint amendment, whereby we transitioned to a fixed fee, and decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and Alltel, which has gradually discontinued offering our services in conjunction with its acquisition by Verizon in early 2009. These decreases were partially offset by growth in monthly subscription fees from end users of our mobile navigation services provided through U.S. Cellular, growth in revenue from monetization of freemium offerings through wireless carriers and application stores, and growth in mobile navigation revenue internationally.
Revenue concentrations. In fiscal 2012 and 2011, revenue from Sprint represented 36% and 41% of our revenue, respectively, and revenue from AT&T represented 35% and 37% of our revenue, respectively. In fiscal 2012, Ford represented 13% of our revenue. No other customer represented more than 10% of our revenue in either period.
Subscription fees from our GPS Navigator service represented 84% and 93% of our revenue in fiscal 2012 and 2011, respectively. Revenue from our automotive navigation solutions represented 13% and 6% of our revenue in fiscal 2012 and 2011, respectively.
We primarily sell our services in the United States. In fiscal 2012 and 2011, revenue derived from U.S. sources represented 94% and 95% of our revenue, respectively.
Cost of revenue
Cost of product revenue. Our cost of product revenue increased 114% to $13.6 million in fiscal 2012 from $6.4 million in fiscal 2011. The increase was primarily due to a 189% increase in third party content costs. The increase in third party content costs was partially offset by a decrease in deferred development costs expensed, as fiscal 2011 included deferred development costs expensed in connection with revenue from Ford. Our on-board navigation revenue from Ford generally has higher associated third party content costs than our mobile navigation services provided through wireless carriers.
Cost of services revenue. Our cost of services revenue decreased 3% to $30.8 million in fiscal 2012 from $31.8 million in fiscal 2011, which was comparable to the 4% decrease in services revenue.
Gross profit. Our gross profit was comparable at $161.0 million in fiscal 2011 and $161.1 million in fiscal 2012. Our gross margin decreased from 81% in fiscal 2011 to 78% in fiscal 2012. The decrease in gross margin was due to the increased proportion of revenue contributed from our on-board navigation solutions provided to Ford, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers.

Research and development. Our research and development expenses increased 25% from $52.6 million in fiscal 2011 to $65.8 million in fiscal 2012. The increase was primarily due to the costs associated with increased compensation and benefits for our global employee base and increased U.S. headcount to enhance the functionality of our services and develop new offerings. We also incurred increased rent expense associated with our new Sunnyvale facilities. As a percentage of revenue, research and development expenses increased from 27% in fiscal 2011 to 32% in fiscal 2012. The total number of research and development personnel decreased 13%, from 705 at June 30, 2011 to 615 at June 30, 2012. The decrease was primarily due to the consolidation of our Beijing and Shanghai offices in May 2012. However, the number of U.S. research and development personnel increased 8% during the same period and average per employee costs in the United States remain higher than in China.
Sales and marketing. Our sales and marketing expenses increased 53% from $16.6 million in fiscal 2011 to $25.3 million in fiscal 2012. As a percentage of revenue, sales and marketing expenses increased from 8% in fiscal 2011 to 12% in fiscal 2012. The increase in sales and marketing expenses in absolute dollars and as a percentage of revenue in fiscal 2012 was primarily due to the costs associated with increased headcount to strengthen and diversify our product offerings, including automotive navigation solutions, premium services and advertising. The total number of sales and marketing personnel increased 36%, from 83 at June 30, 2011 to 113 at June 30, 2012.
General and administrative. Our general and administrative expenses increased 32% from $19.8 million in fiscal 2011 to $26.1 million in fiscal 2012. The increase was primarily due to increased legal costs and costs associated with higher compensation and benefits costs. This was offset by slightly lower average headcount during the year. Legal costs included settlement of certain intellectual property litigation and increased legal fees for litigation and intellectual property protection. The total number of general and administrative personnel decreased 3%, from 75 at June 30, 2011 to 73 at June 30, 2012. As a percentage of revenue, general and administrative expenses were 10% in fiscal 2011 and 13% in fiscal 2012.
Other income, net. Our other income, net was $1.2 million in fiscal 2011 and $1.5 million in fiscal 2012. The change was primarily due to increased interest income due to higher cash and cash equivalents and short-term investments balances.
Provision for income taxes. Our provision for income taxes, excluding discontinued operations, decreased 53% from $28.6 million in fiscal 2011 to $13.6 million in fiscal 2012. Our effective tax rate, excluding discontinued operations, was 39% in fiscal 2011. Our effective tax rate of 30% in fiscal 2012 was lower than the statutory rate primarily due to the benefit of a favorable tax ruling from the State of California with respect to our apportionment method for our fiscal 2011 California income tax liability and the domestic manufacturing deduction, partially offset by the detriment of nondeductible stock compensation.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$42,913	$29,307	$106,680
Net cash used in investing activities	(185)	(36,713)	(187,698)
Net cash used in financing activities	(23,874)	(9,640)	(7,735)
Effect of exchange rate changes on cash and cash equivalents	13	(87)	(56)
Net increase (decrease) in cash and cash equivalents	18,867	$(17,133)	$(88,809)
At June 30, 2013, we had cash and cash equivalents and short-term investments of $191.7 million, which primarily consisted of money market mutual funds, municipal securities, corporate bonds and commercial paper held by well-capitalized financial institutions.
Our accounts receivable are heavily concentrated in a small number of customers. As of June 30, 2013, our accounts receivable balance was $28.2 million, of which Ford and AT&T represented 45% and 23%, respectively.

Our future capital requirements will depend on many factors, including our growth rate in fiscal 2015 and beyond, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to use cash in operating activities in fiscal 2014 and we may experience greater than expected cash usage in operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our wireless carrier customers were to elect not to market and distribute our mobile navigation services to end users; or our wireless carrier customers were to elect to lower the prices charged to their subscribers for our service. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by operating activities. Net cash provided by operating activities was $42.9 million, $29.3 million and $106.7 million in fiscal 2013, 2012 and 2011, respectively. Cash provided by operating activities has historically been affected by growth in our end user base and increases in our operating costs, which are primarily due to increased headcount and royalty payments for portions of the content provided in our services. In fiscal 2013, cash provided by operating activities was provided principally by net income of $13.1 million, non-cash charges for depreciation and amortization of $8.4 million, stock-based compensation of $8.6 million and a $7.1 million change in our operating assets and liabilities. In fiscal 2012, cash provided by operating activities was generated principally by net income of $32.4 million, non-cash charges for depreciation and amortization of $8.2 million and stock-based compensation of $5.1 million, partially offset by a $20.4 million change in our operating assets and liabilities. In fiscal 2011, cash provided by operating activities was provided principally by net income of $42.6 million, non-cash charges for depreciation and amortization of $7.7 million and stock-based compensation of $4.1 million and $50.6 million from changes in our operating assets and liabilities.
Net cash used in investing activities. We used net cash in investing activities of $0.2 million, $36.7 million and $187.7 million during fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, cash was used primarily for our acquisition of ThinkNear of $18.3 million and purchases of property and equipment of $2.2 million, which were offset by proceeds from sales and maturities of short-term investments, net of purchases, of $22.2 million. In fiscal 2012, the cash was used primarily for purchases of property and equipment of $13.5 million ($7.3 million of which was related to tenant improvements in our new headquarters building), internal software development costs of $2.4 million and net purchases of $18.0 million of short-term investments. In fiscal 2011, the cash was used primarily for purchases of property and equipment of $4.9 million, internal software development costs of $1.2 million and net purchases of $181.6 million of short-term investments. We expect to increase our capital expenditures in future periods as we continue to invest in the infrastructure needed to operate our services for an increasing end user base.
Net cash used in financing activities. During fiscal 2013, 2012 and 2011, we used cash in our financing activities of $23.9 million, $9.6 million and $7.7 million, respectively. In fiscal 2013, 2012 and 2011, repurchases of our outstanding stock under our stock repurchase programs were partially offset by proceeds from the exercise of options for our common stock.

Contractual obligations, commitments and contingencies
We generally do not enter into long term minimum purchase commitments. However, we have agreed to pay minimum annual license fees to certain of our third party content providers. Our principal commitments, in addition to those related to our third party content providers, consist of obligations under facility leases for office space in Sunnyvale and Culver City, California; Northlake, Washington; Reston, Virginia; Southfield, Michigan; Boston, Massachusetts; Shanghai, China; Xi’an, China; and São Paulo, Brazil.
The following table summarizes our outstanding noncancelable contractual obligations as of June 30, 2013:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$31,055	$5,134	$8,173	$10,221	$7,527
Purchase obligations(2)	12,252	8,356	3,896	—	—
Total contractual obligations	$43,307	$13,490	$12,069	$10,221	$7,527

(1)	Consists of contractual obligations for office space under noncancelable operating leases, net of sublease income.

(2)	Consists of minimum noncancelable financial commitments primarily related to fees owed to certain third party content providers, regardless of usage level.
At June 30, 2013, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $5.8 million. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authority will occur.
Warranties and indemnifications
Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our navigation services or products infringe a third party’s intellectual property rights or for other specified reasons. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to litigation in which our customers have been named as defendants. See Part I, Item 3, “Legal Proceedings.” As it relates to past indemnification requests or notices, in certain situations we have agreed to defend or indemnify our customers for the indemnity demands. For those notices where we have not agreed to provide indemnity or defense to date, or future demands for indemnity, we may in the future agree to defend and indemnify our customers, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our navigation services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our customers, negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted, or any of our customer agreements is terminated, our business, operating results and financial condition could be materially harmed. As of June 30, 2013, any costs in connection with such indemnity demands which are probable and estimable have been recorded in our consolidated financial statements.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2013.
Off-balance sheet arrangements
During fiscal 2013, 2012 and 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent accounting pronouncements
In June 2011, the FASB issued amended guidance to require an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the current option to present the components of other comprehensive income as part of the statement of equity. We adopted this amendment retrospectively during the three months ended September 30, 2012, electing to present the required information in two separate but consecutive statements. The adoption of this guidance affected financial statement presentation only and did not otherwise have a material effect on our consolidated financial statements.
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
In July 2012, the FASB issued amended guidance to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. The amendment becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In February 2013, the FASB issued amended guidance on how to report the effect of significant reclassifications out of accumulated other comprehensive income. The amendment becomes effective prospectively for reporting periods beginning after December 15, 2012 for public entities and earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In June 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment becomes effective for public companies for annual periods beginning after December 15, 2013, and interim periods within those periods on a prospective basis to all unrecognized tax benefits that exist at the effective date and early adoption is permitted. The result of adoption may result in the reclassification of certain long term liabilities to long term deferred tax assets, but the adoption will not result in a change to the tax provision. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in fiscal 2013 would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese Renminbi, or RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. An immediate 10% adverse change in exchange rates on foreign denominated receivables and payables as of June 30, 2013 would not have resulted in a material loss.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of June 30, 2013. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2013.
Ernst & Young LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Telenav, Inc.
We have audited Telenav, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Telenav, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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

In our opinion, Telenav, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Telenav, Inc. as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 of Telenav, Inc., and our report dated August 29, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California August 29, 2013

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.
The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2013 fiscal year end) under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2013 fiscal year end) under the headings “Corporate Governance,” “Executive Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2013 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2013 fiscal year end) under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2013 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2013 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements of Telenav, Inc. on page F-1 as a part of this Form 10-K.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts is set forth on page F-27 of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and the Notes thereto.
3. Exhibits
See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Amended and Restated Asset Purchase Agreement, dated April 16, 2013, by and between Telenav, Inc. and FleetCor Technologies Operating Company, LLC.	10-Q	2.1	5/8/2013
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2009
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan, as amended.	8-K	10.4.1	12/3/2012
10.4.1#	Forms of agreement under the 2009 Equity Incentive Plan.	S-1	10.4	10/30/2009
10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/2009
10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/2009
10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/2009
10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/2009
10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/2009
10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/2009
10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/2009
10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/2009
10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/2010
10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/2010
10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/2010
10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/2010
10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/2010
10.13.5+	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	10-K	10.13.5	9/7/2012
10.13.6+	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012.	10-K	10.13.6	9/7/2012
10.13.7+
Amendment No. 6 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of January 18, 2013.
		Filed herewith
10.13.8+
Amendment No. 7 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 8, 2013.
		Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.13.9+
Amendment No. 8 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 15, 2013.
		Filed herewith
10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/2010
10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/2009
10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/2009
10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/2009
10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/2009
10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/2009
10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/2010
10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/2010
10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/2011
10.14.9+	Eleventh Amendment effective as of December 6, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	Filed herewith
10.14.10+	Twelfth Amendment effective as of June 17, 2013 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	Filed herewith
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3+	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4+	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5+	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15.6+	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/2010
10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/2010
10.19+	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	10-K	10.19	9/9/2011
10.20#	Employment Offer Letter dated August 10, 2011 from TeleNav, Inc. to Marc Aronson.	10-Q	10.20	11/7/2011
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.24	Consulting Agreement effective June 16, 2012 between TeleNav, Inc. and Douglas Miller.	10-K	10.24	9/7/2012
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26+	SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1+	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2+	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3+	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4+	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.5+	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6+	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7+	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012
10.26.8+	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9+	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11+	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
10.26.12+	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
10.26.13+	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson.	10-K	10.27	9/7/2012
10.28#	Summary of Nonemployee Director Compensation.	8-K	10.28	12/3/2012
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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

TELENAV, INC.

Dated:	August 29, 2013	By:	/s/ Dr. HP JIN
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

Name and Signature	Title	Date

/s/ Dr. HP JIN	Chairman of the Board of Directors, President and Chief Executive Officer	August 29, 2013

Dr. HP Jin	(Principal Executive Officer)

/s/ MICHAEL STRAMBI	Chief Financial Officer and Treasurer	August 29, 2013
Michael Strambi	(Principal Financial and Accounting Officer)

/s/ SHAWN CAROLAN	Director	August 29, 2013
Shawn Carolan

/s/ SAMUEL CHEN	Director	August 29, 2013
Samuel Chen

/s/ HON JANE (JASON) CHIU	Director	August 29, 2013
Hon Jane (Jason) Chiu

/s/ KEN XIE	Director	August 29, 2013
Ken Xie

/s/ JOSEPH M. ZAELIT	Director	August 29, 2013
Joseph M. Zaelit

FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Telenav, Inc.:
We have audited the accompanying consolidated balance sheets of Telenav, Inc. as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2013. Our audits also included the financial statement schedule listed in Part IV, Item 15.(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telenav, Inc. at June 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Telenav, Inc.’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2013, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California August 29, 2013

TELENAV, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2013	June 30, 2012

Assets
Current assets:
Cash and cash equivalents	$25,787	$6,920
Short-term investments	165,898	192,548
Accounts receivable, net of allowances of $241 and $314 at June 30, 2013 and 2012, respectively	28,193	25,316
Deferred income taxes	867	1,403
Prepaid expenses and other current assets	13,781	14,319
Total current assets	234,526	240,506
Property and equipment, net	11,753	15,442
Deferred income taxes, non-current	3,771	2,872
Goodwill and intangible assets, net	18,805	923
Other assets	4,814	5,036
Total assets	$273,669	$264,779
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,604	$3,059
Accrued compensation	8,855	9,116
Accrued royalties	9,833	4,397
Other accrued expenses	16,729	8,385
Deferred revenue	7,025	9,222
Income taxes payable	95	1,350
Total current liabilities	44,141	35,529
Deferred rent, non-current	8,884	8,410
Other long-term liabilities	6,180	4,322
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 39,342 shares and 41,353 shares issued and outstanding at June 30, 2013 and 2012, respectively	40	42
Additional paid-in capital	118,193	118,855
Accumulated other comprehensive income	373	370
Retained earnings	95,858	97,251
Total stockholders’ equity	214,464	216,518
Total liabilities and stockholders’ equity	$273,669	$264,779
See Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)

	Fiscal Year Ended
	June 30,
	2013	2012	2011
Revenue:
Product	$69,162	$24,186	$10,752
Services	122,638	181,336	188,366
Total revenue	191,800	205,522	199,118
Cost of revenue:
Product	38,164	13,615	6,364
Services	30,949	30,833	31,786
Total cost of revenue	69,113	44,448	38,150
Gross profit	122,687	161,074	160,968
Operating expenses:
Research and development	60,349	65,764	52,617
Sales and marketing	30,435	25,345	16,588
General and administrative	24,765	26,084	19,757
Restructuring costs	1,671	—	—
Total operating expenses	117,220	117,193	88,962
Operating income	5,467	43,881	72,006
Other income, net	1,207	1,484	1,173
Income from continuing operations before provision for income taxes	6,674	45,365	73,179
Provision for income taxes	1,093	13,559	28,592
Income from continuing operations, net of tax	5,581	31,806	44,587
Income from discontinued operations, net of tax	7,486	602	(2,013)
Net income	$13,067	$32,408	$42,574

Basic income per share:
Income from continuing operations, net of tax	$0.14	$0.77	$1.06
Net income	$0.32	$0.78	$1.01
Diluted income per share:
Income from continuing operations, net of tax	$0.13	$0.72	$0.99
Net income	$0.31	$0.74	$0.94
Weighted average shares used in computing net income per share:
Basic	40,310	41,406	41,975
Diluted	41,919	43,944	45,086
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Fiscal Year Ended
	June 30,
	2013	2012	2011

Net income	$13,067	$32,408	$42,574
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	13	(87)	(55)
Unrealized gain (loss) on available-for-sale securities, net of tax	(10)	(80)	193
Other comprehensive income (loss), net of tax:	3	(167)	138
Comprehensive income	$13,070	$32,241	$42,712

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2010	42,140	$42	$109,687	$399	$38,909	$149,037
Issuance of common stock upon exercise of stock options	844	1	2,622	—	—	2,623
Repurchases of common stock	(1,161)	(1)	(3,363)	—	(8,660)	(12,024)
Stock-based compensation expense	—	—	4,137	—	—	4,137
Excess tax benefit from employee stock options	—	—	1,981	—	—	1,981
Foreign currency translation adjustment, net of taxes	—	—	—	(55)	—	(55)
Unrealized net gain on available-for-sale securities, net of taxes	—	—	—	193	—	193
Net income	—	—	—	—	42,574	42,574
Balance at June 30, 2011	41,823	$42	$115,064	$537	$72,823	$188,466
Issuance of common stock upon exercise of stock options	1,017	1	2,107	—	—	2,108
Repurchases of common stock	(1,487)	(1)	(4,564)	—	(7,980)	(12,545)
Stock-based compensation expense	—	—	5,122	—	—	5,122
Excess tax benefit from employee stock options	—	—	1,126	—	—	1,126
Foreign currency translation adjustment, net of taxes	—	—	—	(87)	—	(87)
Unrealized net loss on available-for-sale securities, net of taxes	—	—	—	(80)	—	(80)
Net income	—	—	—	—	32,408	32,408
Balance at June 30, 2012	41,353	$42	$118,855	$370	$97,251	$216,518
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,117	1	2,740	—	—	2,741
Issuance of restricted common stock in connection with acquisition	587	1	1,321			1,322
Repurchases of common stock	(3,715)	(4)	(11,846)	—	(14,460)	(26,310)
Stock-based compensation expense	—	—	7,325	—	—	7,325
Excess tax benefit from employee stock options	—	—	(202)	—	—	(202)
Foreign currency translation adjustment, net of taxes	—	—	—	13	—	13
Unrealized net loss on available-for-sale securities, net of taxes	—	—	—	(10)	—	(10)
Net income	—	—	—	—	13,067	13,067
Balance at June 30, 2013	39,342	$40	$118,193	$373	$95,858	$214,464

See Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2013	2012	2011
Operating activities
Net income	$13,067	$32,408	$42,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,408	8,171	7,709
Accretion of premium on short-term investments	4,424	4,598	2,630
Stock-based compensation expense	8,647	5,122	4,137
Write-off of long-term investments	335	250	—
Write-off due to impairment	438	—	714
Loss on disposal of property and equipment	173	—	—
Excess tax benefits from employee stock options	305	(797)	(1,666)
Changes in operating assets and liabilities:
Accounts receivable	(2,559)	5,384	6,602
Deferred income taxes	(1,801)	1,024	581
Prepaid expenses and other current assets	551	(4,101)	(7,184)
Other assets	(730)	(391)	964
Accounts payable	(1,221)	266	406
Accrued compensation	(261)	1,269	2,264
Accrued royalties	5,436	(307)	1,716
Accrued expenses and other liabilities	10,152	3,869	2,537
Income taxes payable	(1,456)	2,427	875
Deferred rent	1,295	9,674	(222)
Deferred revenue	(2,290)	(39,559)	42,043
Net cash provided by operating activities	42,913	29,307	106,680
Investing activities
Purchases of property and equipment	(2,248)	(13,470)	(4,898)
Additions to capitalized software	(948)	(2,406)	(1,234)
Purchases of short-term investments	(124,707)	(170,592)	(241,269)
Purchase of long-term investments	(950)	(1,100)	—
Proceeds from sales and maturities of short-term investments	146,922	152,623	59,703
Acquisitions, net of cash acquired	(18,254)	(1,768)	—
Net cash used in investing activities	(185)	(36,713)	(187,698)
Financing activities
Proceeds from exercise of stock options	2,792	2,108	2,623
Repurchase of common stock	(26,310)	(12,545)	(12,024)
Tax withholdings related to net share settlements of restricted stock units	(51)	—	—
Excess tax benefits from employee stock options	(305)	797	1,666
Net cash used in financing activities	(23,874)	(9,640)	(7,735)
Effect of exchange rate changes on cash and cash equivalents	13	(87)	(56)
Net increase (decrease) in cash and cash equivalents	18,867	(17,133)	(88,809)
Cash and cash equivalents, at beginning of period	6,920	24,053	112,862
Cash and cash equivalents, at end of period	$25,787	$6,920	$24,053
Supplemental disclosure of cash flow information
Income taxes paid	$2,893	$11,288	$27,006
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
Notes to Consolidated Financial Statements

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leader in personalized mobile navigation. We help on the go people by creating products that (1) provide easily-accessed, relevant, and personalized information for discovery, traffic, local search, and navigation and (2) are available across multiple platforms and devices, including mobile phones, tablets, computers and cars. We operate in a single segment. Our fiscal year ends on June 30 and in this report we refer to the fiscal years ended June 30, 2013, 2012 and 2011 as fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
Basis of presentation
The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The consolidated financial statements include the accounts of Telenav, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of legal ownership, there exists a parent-subsidiary relationship between Telenav, Inc. and Jitu, whereby through contractual arrangements, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses and profits of Jitu. The results of Jitu did not have a material impact on our overall operating results for fiscal 2013, fiscal 2012 or fiscal 2011.
In fiscal 2013, we began presenting revenue and cost of revenue separately for product and services. Product revenue primarily includes revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications; services revenue primarily includes revenue we derive from our mobile navigation services, mobile advertising and premium navigation services. Revenue and cost of revenue have been classified separately as product and services for all periods presented.
On April 16, 2013, we completed the sale of our enterprise business to FleetCor Technologies Operating Company, LLC, or FleetCor. The results of operations of our enterprise business, which were previously presented as a component of our consolidated operating results, have been classified as discontinued operations in our consolidated statements of income for all periods presented. All information in the following notes to the consolidated financial statements includes only results from continuing operations for all periods presented, unless otherwise noted. See Note 11 Sale of Enterprise Business.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, the recoverability of accounts receivable, the determination of acquired intangibles and an assessment of goodwill impairment, the fair value of stock awards issued, the determination of income taxes and the recoverability of deferred tax assets. Actual results could differ from those estimates.
Revenue recognition
We generate revenue primarily from service subscriptions, including premium offerings, fixed fee service arrangements, customized engineering fees and software licenses. We also generate revenue from the delivery of search and display advertising impressions.
We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We have derived our revenue primarily from mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a fixed fee for any number of

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

subscribers (up to specified thresholds) receiving our services as part of bundles with other voice and data services, (3) a monthly or annual subscription fee per end user, or (4) based on usage. Our end users who subscribe to our services through application stores pay us a monthly or annual subscription fee.
We recognize monthly fees related to our mobile navigation services in the month we provide the services. We defer amounts received in advance of the service being provided and recognize the deferred amounts when the monthly service has been provided. We recognize revenue for fixed fees for any number of subscribers receiving our services as part of bundles monthly on a straight-line basis over the term of the agreement. Our agreements do not contain general rights of refund once the service has been provided. We also establish allowances for estimated credits subsequently issued to end users by our wireless carrier customers.
We recognize as services revenue the amount our wireless carrier customers report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier customers. We are not the principal provider when selling access to our mobile navigation services through our wireless carrier customers as the subscribers directly contract with our wireless carrier customers. In addition, we may earn a fixed fee or fixed percentage of fees charged by our wireless carrier customers and our wireless carrier customers have the sole ability to set the price charged to their subscribers for our service. Our wireless carrier customers have direct responsibility for billing and collecting those fees from their subscribers and we and our wireless carrier customers may offer subscribers a 30-day free trial for our service. For end users who purchase our mobile navigation services through application stores, we utilize the application store billing process. We provide tiered pricing to certain of our wireless carrier customers based on the number of paying end users in a given month, which may result in a discounted fee per end user depending on the number of end users. Revenue recognized is based on the discounted fees earned for a given period.
We also derive services revenue from the delivery of search and display advertising impressions. We recognize revenue when the related advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ad impressions delivered, or clicks, drives or actions by users on mobile advertisements.
We derive product revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize customized software revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue as the software is reproduced for installation in vehicles, assuming all other conditions for revenue recognition have been met.
In certain instances, due to the nature and timing of monthly revenue and reporting from our customers, we may be required to make estimates of the amount of revenue to recognize from a customer for the current period. Estimates for revenue include our consideration of certain factors and information, including subscriber data, historical subscription and revenue reporting trends, end user subscription data from our internal systems, and data from comparable distribution channels of our other customers. We record any differences between estimated revenue and actual revenue in the reporting period when we determine the actual amounts. To date, actual amounts have not differed materially from our estimates.
Cost of revenue
Our cost of revenue consists primarily of the cost of third party royalty based data, such as map, points of interest, traffic, gas price and weather data, and voice recognition technology that we use in providing our personalized navigation services. Our cost of revenue also includes the cost of third party exchange display ad inventory. In addition, our cost of revenue includes expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology.
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
Foreign currency translation
The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of comprehensive

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

income in stockholders’ equity. Foreign currency transaction gains and losses are included in our net income for each year. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates during the year. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains (losses) were $(251,000), $51,000 and $205,000 in fiscal 2013, 2012 and 2011, respectively.
Cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. We classify all of our cash equivalents and short-term investments as “available-for-sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. Our net realized gains were $152,000, $102,000 and $21,000 in fiscal 2013, 2012, and 2011, respectively.

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
Revenue related to products and services provided through Ford Motor Company, or Ford, comprised 36%, 13% and 6% of revenue for fiscal 2013, 2012 and 2011, respectively. Receivables due from Ford were 45% and 18% of total accounts receivable at June 30, 2013 and 2012, respectively. Revenue related to services provided through AT&T Mobility LLC., or AT&T, comprised 28%, 35% and 37% of revenue for fiscal 2013, 2012 and 2011, respectively. Receivables due from AT&T were 23% and 48% of total accounts receivable at June 30, 2013 and 2012, respectively. Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 16%, 36% and 41% of revenue for fiscal 2013, 2012 and 2011, respectively. No other customer represented 10% of our revenue or 10% of our receivables for any period presented.
Our map and points of interest data have been provided principally through TomTom North America, Inc., or TomTom, and HERE North America, LLC, formerly known as Navigation Technologies Corporation, a Nokia company, or HERE, in fiscal 2013, 2012 and 2011. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Fair value of financial instruments
The estimated fair market value of financial instruments, including cash, accounts receivable, accounts payable and accrued expenses, approximates the carrying values of those instruments due to their relatively short maturities.
We measure certain other financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

As of June 30, 2013 and 2012, we did not have any Level 3 financial instruments.

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
Long-term investments
Our long-term investments consist of non-marketable equity investments, and are included in other assets in our consolidated balance sheets.
We account for non-marketable equity investments for which we do not have control or the ability to exercise significant influence over the investee under the cost method. We record realized gains or losses on the sale or impairment of cost method investments in other income (expense), net. We recorded impairment charges of $335,000 and $250,000 on non-marketable equity investments in fiscal 2013 and 2012, respectively.
Long-lived assets
We evaluate our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If long-lived assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value.
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These tests are based on our single operating segment and reporting unit structure. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting unit unless we determine, based on a qualitative assessment, that it is more-likely-than-not that the fair value is less than our carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss, if any. In assessing the fair value of our reporting unit, we make assumptions regarding our estimated future cash flows, including estimated growth rates. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record impairment loss related to our goodwill. We have not recognized any impairment of goodwill in the three year period ended June 30, 2013. As of June 30, 2013, we had goodwill of $14.4 million.
Leases
We lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis; however, we recognize rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives or contracted sublease income are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier. As of June 30, 2013 and 2012, we had a total of $9.7 million and $9.3 million, respectively, in deferred rent related to tenant improvement lease incentives and graduated rent payments recorded as liabilities on our balance sheets.

Stock-based compensation
We account for stock-based employee compensation arrangements under the fair value recognition method, which requires us to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value, and recognize the costs in the financial statements over the employees’ requisite service period. We recognize

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

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
Research and software development costs
We expense research and development costs as incurred. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life which generally ranges from 18 to 24 months, depending on the type of application. We capitalized $0.9 million, $2.4 million and $1.2 million of software development costs during fiscal 2013, 2012 and 2011, respectively. Amortization expense related to these costs, which has been recorded in cost of revenue, totaled $2.1 million, $1.8 million and $2.0 million for fiscal 2013, 2012 and 2011, respectively. In addition, we wrote off $112,000 and $714,000 of capitalized software development costs in fiscal 2013 and 2011 due to impairment. As of June 30, 2013 and 2012, unamortized capitalized software development costs, which were included in other assets, were $1.1 million and $2.4 million, respectively.
We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $1.3 million, $2.4 million and $2.1 million of software development costs during fiscal 2013, 2012 and 2011, respectively. Development costs expensed to cost of revenue totaled $4.9 million, $0.4 million and $1.8 million fiscal 2013, 2012 and 2011, respectively. As of June 30, 2013 and 2012, deferred capitalized software development costs, which were included primarily in prepaid expenses and other current assets, were $0.5 million and $4.3 million, respectively.
Advertising expense
Advertising costs are expensed as incurred. Advertising expense was $3.1 million, $927,000 and $526,000 in fiscal 2013, 2012 and 2011, respectively.
Recent accounting pronouncements
In June 2011, the Financial Accounting Standards Board, or FASB, issued amended guidance to require an entity to present total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted this amendment retrospectively during the three months ended September 30, 2012, electing to present the required information in two separate but consecutive statements. The adoption of this guidance affected financial statement presentation only and did not otherwise have a material effect on our consolidated financial statements.
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
In July 2012, the FASB issued amended guidance to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. The amendment becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

In February 2013, the FASB issued amended guidance on how to report the effect of significant reclassifications out of accumulated other comprehensive income. The amendment becomes effective prospectively for reporting periods beginning after December 15, 2012 for public entities and earlier adoption is permitted. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

In June 2013, the FASB issued amended guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment become effective for public companies for annual periods beginning after December 15, 2013, and interim periods within those periods on a prospective basis to all unrecognized tax benefits that exist at the effective date and early adoption is permitted. The result of adoption may result in the reclassification of certain long term liabilities to long term deferred tax assets, but the adoption will not result in a change to the tax provision. The adoption of this guidance is not expected to have a material effect on our consolidated financial statements.

2.	Net income per share
Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock, and restricted stock units using the treasury-stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2013	2012	2011
Income from continuing operations	$5,581	$31,806	$44,587
Income from discontinued operations, net of tax	7,486	602	(2,013)
Net income	$13,067	$32,408	$42,574
Shares used in computing net income per share:
Basic:
Weighted average common shares used in computing basic net income per share	40,310	41,406	41,975
Diluted:
Weighted average common shares used in computing basic net income per share	40,310	41,406	41,975
Add weighted average effect of dilutive securities:
Stock options	1,517	2,538	3,111
Restricted stock and restricted stock units	92	—	—
Weighted average common shares used in computing diluted net income per share	41,919	43,944	45,086
Basic income per share:
Income from continuing operations	$0.14	$0.77	$1.06
Income from discontinued operations	0.19	0.01	(0.05)
Net income	$0.32	$0.78	$1.01
Diluted income per share:
Income from continuing operations	$0.13	$0.72	$0.99
Income from discontinued operations	0.18	0.01	(0.04)
Net income	$0.31	$0.74	$0.94

3.	Cash, cash equivalents and short-term investments

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$23,546	$—	$—	$23,546
Cash equivalents:
Money market mutual funds	2,241	—	—	2,241
Total cash equivalents	2,241	—	—	2,241
Total cash and cash equivalents	25,787	—	—	25,787
Short-term securities:
Certificates of deposit	1,000	3	—	1,003
Municipal securities	148,888	242	(137)	148,993
Commercial paper	3,389	2	—	3,391
Corporate bonds	12,462	58	(9)	12,511
Total short-term investments	165,739	305	(146)	165,898
Cash, cash equivalents and short-term investments	$191,526	$305	$(146)	$191,685

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2012 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$1,430	$—	$—	$1,430
Cash equivalents:
Money market mutual funds	4,490	—	—	4,490
Commercial paper	1,000			1,000
Total cash equivalents	5,490	—	—	5,490
Total cash and cash equivalents	6,920	—	—	6,920
Short-term investments:
Asset-backed securities	1,001	—	(1)	1,000
Certificates of deposit	2,750	—	—	2,750
Municipal securities	160,114	208	(81)	160,241
Commercial paper	3,463	2	—	3,465
Corporate bonds	25,045	57	(10)	25,092
Total short-term investments	192,373	267	(92)	192,548
Cash, cash equivalents and short-term investments	$199,293	$267	$(92)	$199,468

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$57,758	$57,850
Due within two years	85,315	85,476
Due after two years	22,666	22,572
Total	$165,739	$165,898

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of June 30, 2013 and 2012, we did not consider any of our investments to be other-than-temporarily impaired.

4.	Fair value of financial instruments
We measure certain financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.

All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at June 30, 2013 (in thousands):

	Fair Value Measurements at June 30, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$2,241	$2,241	$—	$—
Total cash equivalents	2,241	2,241	—	—
Short-term investments:
Certificates of deposit	1,003	—	1,003	—
Municipal securities	148,993	—	148,993	—
Commercial paper	3,391	—	3,391	—
Corporate bonds	12,511	—	12,511	—
Total short-term investments	165,898	—	165,898	—
Cash equivalents and short-term investments	$168,139	$2,241	$165,898	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2012 (in thousands):

	Fair Value Measurements at June 30, 2012 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$4,490	$4,490	$—	$—
Commercial paper	1,000	—	1,000	—
Total cash equivalents	5,490	4,490	1,000	—
Short-term investments:
Asset-backed securities	1,000	—	1,000	—
Certificates of deposit	2,750	—	2,750	—
Municipal securities	160,241	—	160,241	—
Commercial paper	3,465	—	3,465	—
Corporate bonds	25,092	—	25,092	—
Total short-term investments	192,548	—	192,548	—
Cash equivalents and short-term investments	$198,038	$4,490	$193,548	$—
Accretion of premium on short-term investments totaled $4.4 million and $4.6 million in fiscal 2013 and 2012, respectively.
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
We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2013 or 2012.

5. Balance sheet information
Property and equipment
Property and equipment consist of the following (in thousands):

	June 30,
	2013	2012
Computers and equipment	$17,684	$19,454
Computer software	2,420	3,343
Furniture and fixtures	2,505	2,393
Automobiles	486	433
Leasehold improvements	8,214	8,125
	31,309	33,748
Less accumulated depreciation and amortization	(19,556)	(18,306)
Property and equipment, net	$11,753	$15,442

Depreciation and amortization expense was $5.6 million, $6.7 million, and $5.7 million for fiscal 2013, 2012, and 2011, respectively.

Goodwill and intangible assets, net

Intangible assets consist of the following (in thousands):

	June 30,
	2013	2012
Acquired developed technology	6,303	1,194
Less accumulated amortization	(1,918)	(349)
Intangible assets, net	$4,385	$845

Acquired developed technology is amortized on a straight-line basis over a useful life of three years. Amortization expense for intangibles was $1.6 million, $171,000 and $0 for fiscal 2013, 2012 and 2011, respectively.

As of June 30, 2013, amortization expense for intangible assets for each of the next three years is as follows: $2.0 million in fiscal 2014, $1.9 million in fiscal 2015 and $474,000 in fiscal 2016.

The changes in the carrying amount of goodwill are as follows:

	June 30,
	2013	2012
Balance at beginning of period	$78	$—
Goodwill acquired	14,343	78
Balance at end of period	$14,421	$78

6. Commitments and contingencies
Our primary facilities located in Sunnyvale, California, and Shanghai and Xi’an, China and certain other facilities in various locations in the United States and Brazil are leased under noncancelable operating lease arrangements. As of June 30, 2013, future minimum operating lease payments, net of sublease income, by fiscal year were as follows (in thousands):

Fiscal Year:
2014	$5,134
2015	4,170
2016	4,003
2017	5,049
2018 and thereafter	12,699

Total minimum lease payments	$31,055

As of June 30, 2013, the total minimum sublease income to be received in the next three years was $3.9 million, which was comprised of $1.3 million to be received in fiscal 2014, $1.4 million to be received in fiscal 2015, and $1.2 million to be received in fiscal 2016.
Rent expense was $4.8 million, $4.9 million and $2.4 million for fiscal 2013, 2012 and 2011, respectively.
Purchase obligations
As of June 30, 2013, in addition to our lease obligations, we had an aggregate of $12.3 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next two fiscal years. The aggregate of $12.3 million of future minimum commitments were comprised of $8.4 million due in fiscal 2014, $3.7 million due in fiscal 2015 and $174,000 due in fiscal 2016. The above commitment amounts exclude amounts already recorded on the Consolidated Balance Sheet.
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses and other relief. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator product. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the Court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, and asked the Court to postpone the rest of the case schedule pending the resolution of these potentially case-dispositive motions. The defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the Court granted AT&T and Telenav's motion for summary judgment of noninfringement. While the Court's ruling appears to be dispositive of plaintiff's claims, plaintiff is appealing the Court's claim construction and summary judgment ruling. The appeal is currently ongoing in the U.S. Court of Appeals for the Federal Circuit. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board confirmed the invalidity of these claims. Plaintiff has indicated its intent to appeal this finding. In light of the reexamintion and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case remains stayed until at least May 27, 2013. Defendants have requested that the Court extend the stay. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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
7. Guarantees and indemnifications
Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our products and services infringe a third party’s intellectual property rights or for other specified matters. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to specific litigation claims in which our customers have been named as defendants.
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

8. Stockholders’ equity
Undesignated preferred stock
We are authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. The undesignated preferred stock may be issued from time to time at the discretion of our board of directors. As of June 30, 2013 and 2012, no shares of undesignated preferred stock were issued or outstanding.

Common stock
We are authorized to issue 600,000,000 shares of $0.001 par value stock. The holders of each share of common stock have the right to one vote.
Stock repurchase program
On November 15, 2010, October 27, 2011, October 23, 2012 and March 18, 2013, our Board of Directors authorized repurchase programs for the repurchase of up to $20.0 million, $20.0 million, $20.0 million and $10.0 million, respectively, of our shares of common stock through open market purchases.
Under the November 15, 2010 program, which we completed in the quarter ended September 30, 2011, we utilized $20.0 million of cash to repurchase 2,037,743 shares of our common stock at an average purchase price of $9.79 per share. Under the October 27, 2011 program, which we completed in the quarter ended December 31, 2012, we utilized $8.8 million of cash to repurchase 1,293,755 shares of our common stock at an average purchase price of $6.82 per share. Under the October 23, 2012 program, which we completed in the quarter ended March 31, 2013, we utilized $20.0 million of cash to repurchase 2,625,415 shares of our common stock at an average purchase price of $7.62 per share.
Under the current repurchase program, which expires in March 2014, we utilized $2.1 million of cash to repurchase 405,926 shares of our common stock at an average purchase price of $5.18 per share during fiscal 2013. As of June 30, 2013, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $7.9 million.
The repurchased shares are retired and designated as authorized but unissued shares. The timing and amount of repurchase transactions under our stock repurchase programs depends on market conditions and other considerations. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during fiscal 2013, we reduced common stock and APIC by an aggregate of $11.8 million and charged $14.5 million to retained earnings. As a result of our stock repurchases during fiscal 2012, we reduced common stock and APIC by an aggregate of $4.6 million and charged $8.0 million to retained earnings. As a result of our stock repurchases during fiscal 2011, we reduced common stock and APIC by an aggregate of $3.4 million and charged $8.7 million to retained earnings.
Stock option plans
Under our 1999 Stock Option Plan, or 1999 Plan, 2002 Executive Stock Option Plan, or 2002 Plan, 2009 Equity Incentive Plan, or 2009 Plan, and 2011 Stock Option and Grant Plan, or 2011 Plan, eligible employees, directors, and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units, or RSUs, through the receipt of such awards as authorized by our board of directors. Incentive stock options may be granted only to employees to purchase our common stock at prices equal to or greater than the fair market value on the date of grant. Nonqualified stock options to purchase our common stock may be granted at prices not less than 85% of the fair market value on the date of grant. Options generally vest over a four-year period beginning from the date of grant and generally expire 10 years from the date of grant. RSUs generally vest annually over a four-year period beginning from the date of grant. Prior to our IPO, we granted options outside of our stock option plans with terms substantially similar to the terms of options granted under our plans.
As of June 30, 2013, we had reserved 6,024,711 shares of common stock for issuance under the 2009 Plan and 2011 Plan. On the first day of each fiscal year, the number of shares available and reserved for issuance under the 2009 Plan will be annually increased by an amount equal to the lesser of 1,666,666 shares of common stock; 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or an amount determined by our board of directors.
The information below regarding stock option activity, stock options outstanding and stock compensation expense includes both continuing and discontinued operations.
A summary of our stock option activity is as follows (in thousands except per share amounts):

	Options outstanding
	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Balance as of June 30, 2012	7,707	$5.52
Granted	1,223	$6.80
Exercised	(1,085)	$2.57
Canceled	(1,268)	$7.73
Balance as of June 30, 2013	6,577	$5.82	6.05	$6,854
As of June 30, 2013:
Options vested and expected to vest	6,321	$5.77	5.96	$6,830
Options exercisable	4,058	$4.96	4.96	$6,607
During fiscal 2013, 2012 and 2011, the total cash received from the exercise of stock options was $2.8 million, $2.1 million and $2.6 million, respectively, and the total intrinsic value of stock options exercised was $5.0 million, $7.2 million and $7.0 million, respectively.
A summary of our RSU activity is as follows (in thousands):

	Number of Shares	Weighted average remaining contractual life (years)	Aggregate intrinsic value
RSUs outstanding as of June 30, 2012	73
Granted	2,146
Vested	(38)
Canceled	(149)
RSUs outstanding as of June 30, 2013	2,032	2.11	$10,628
RSUs expected to vest as of June 30, 2013	1,682	1.98	$8,797

During fiscal 2013, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 2,275,000 shares, which included 621,000 shares from our 2011 Plan assumption through the acquisition of ThinkNear. During fiscal year 2012, we increased the number of shares available for grant under our stock option and equity incentive plan by 1,667,000 shares. As of June 30, 2013 and 2012, there were a total of approximately 852,000 and 507,000 shares available for grant under our stock option and equity incentive plans, respectively.
The following table summarizes the stock-based compensation expense recorded for stock options, restricted stock units and restricted common stock issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Cost of revenue	$149	$91	$97
Research and development	3,509	2,509	1,965
Selling and marketing	2,290	1,168	1,003
General and administrative	2,699	1,354	1,072
Total stock-based compensation expense	$8,647	$5,122	$4,137
We generally use the Black-Scholes option-pricing model to determine the fair value of stock-based awards. The determination of the fair value of stock-based awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock-based awards granted were as follows:

	Fiscal Year Ended June 30,
	2013	2012	2011
Expected volatility	72%	64%	56%
Expected term (in years)	4.79	4.50	4.50
Risk-free interest rate	0.67%	0.77%	1.61%
Dividend yield	—	—	—

Expected volatility. Due to the limited historical public market trading data for our common stock, the expected volatility used is based on the historical volatility of our common stock as well as the common stock of various comparable companies. In evaluating similarity, we considered factors such as industry, stage of a company’s life cycle, revenue and market capitalization.

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
At June 30, 2013, the total unrecognized stock-based compensation cost related to employee options was $7.5 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.3 years. The total fair value of stock options that vested during fiscal 2013, 2012, 2011, was $4.9 million, $5.0 million and $4.2 million, respectively. At June 30, 2013, the total unrecognized stock-based compensation cost related to restricted stock units was $9.2 million, net of estimated forfeitures, and will be amortized over a weighted average period of 3.6 years. The total fair value of restricted stock units that vested during fiscal 2013 and 2012 was $298,000 and $139,000, respectively. No restricted stock units vested during fiscal 2011. At June 30, 2013, the total unrecognized stock-based compensation cost related to restricted common stock issued in connection with our acquisition of ThinkNear was $2.3 million and will be amortized over a weighted average period of 1.3 years. The total fair value of restricted common stock that vested during fiscal 2013 was $1.3 million.
Shares reserved for future issuance
Common stock reserved for future issuance was as follows (in thousands):

June 30, 2013
Stock options outstanding	6,577
Restricted stock units outstanding	2,032
Available for future grants of stock options or restricted stock units	852
Total common shares reserved for future issuance	9,461

9.	Income taxes
The domestic and foreign components of income (loss) before provisions for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
United States	$4,724	$44,727	$72,645
Foreign	1,950	638	534
Income from continuing operations	$6,674	$45,365	$73,179
Income (loss) from discontinued operations	11,712	949	(3,412)
Total income before provision for income taxes	$18,386	$46,314	$69,767

The provision for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Current income taxes:
Federal	$2,823	$14,476	$22,294
State	176	(2,214)	5,601
Foreign	487	214	245
Total current income taxes	3,486	12,476	28,140
Deferred income taxes:
Federal	(2,315)	1,045	(599)
State	(78)	38	1,051
Total deferred income taxes	(2,393)	1,083	452
Provision for income taxes from continuing operations	1,093	13,559	28,592
Provision (benefit) for income taxes from discontinued operations	4,226	347	(1,399)
Total provision for income taxes	$5,319	$13,906	$27,193
The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Tax at federal statutory tax rate	$6,435	$16,210	$24,418
State taxes—net of federal benefit	146	739	4,191
Non-deductible expenses	522	178	143
Research and development credits	(1,200)	(441)	(652)
Section 199 deduction	(561)	(870)	(1,252)
Foreign income taxed at different rates	(195)	374	58
Stock-based compensation expense	1,291	860	763
Tax benefit from California tax ruling	—	(2,144)	—
Transfer pricing adjustment	(1,002)	(222)	—
Tax exempt income	(364)	(337)	(195)
Other	247	(441)	(281)
Total provision for income taxes	$5,319	$13,906	$27,193

Our provision for income taxes, excluding discontinued operations, decreased to $1.1 million in fiscal 2013 from $13.6 million in fiscal 2012. Our effective tax rate, excluding discontinued operations, was 16% in fiscal 2013 compared to 30% in fiscal 2012. Our effective tax rate in fiscal 2013 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to the R&D credit and changes in intercompany arrangements, partially offset by nondeductible stock compensation. Our effective tax rate, excluding discontinued operations, was 39% in fiscal 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	June 30,
	2013	2012
Deferred tax assets:
Federal, state and foreign net operating losses	$2,237	$3,023
Federal and state tax credits	1,475	256
Stock-based compensation	3,107	2,167
Accrued expenses and reserves	6,309	6,889
Capitalized expense	490	588
Unrealized loss on investments	—	29
Total deferred tax assets:	13,618	12,952
Deferred tax liabilities:
Property and equipment	(2,527)	(3,487)
Capitalized software	(1,606)	(2,672)
Acquired intangible assets	(1,590)	(294)
Unrealized gains on investments	(344)	—
Total deferred tax liabilities:	(6,067)	(6,453)
Net deferred tax assets:	7,551	6,499
Valuation allowance	(2,913)	(2,214)
Net deferred tax assets:	$4,638	$4,285
During fiscal 2013, the net increase to the valuation allowance was $699,000 primarily for an unrealized loss on investments and California research and development credits that are not expected to be realized due to the expected effect of the California single sales factor apportionment election and the level of forecasted taxable income in the state. As of June 30, 2013, the valuation allowance was attributable to both state and foreign net operating loss carryforwards, unrealized loss on investments, and California research and development credits.
We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. liability may be reduced by any foreign income taxes paid on these earnings. As of June 30, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $2.7 million. The unrecognized deferred tax liability for these earnings was approximately $343,000.
As of June 30, 2013, we had federal and California net operating loss carryforwards for income tax purposes of $2.3 million and $9.7 million, respectively. These loss carryforwards will begin to expire in fiscal 2020 for federal purposes and fiscal 2016 for California purposes. In addition, we had federal and California research and development tax credit carryforwards of $384,000 and $1.9 million, respectively, as of June 30, 2013. The federal research credits will begin to expire in fiscal 2023 and the California research credits can be carried forward indefinitely. The loss carryforwards and certain credits are subject to annual limitation under Internal Revenue Code Section 382.

As of June 30, 2013, we also had foreign net operating loss carryforwards of $3.0 million, which begin to expire in fiscal 2019. Due to uncertainty regarding our ability to utilize the foreign net operating loss carryforwards, we have continued to maintain a full valuation allowance for these deferred tax assets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Unrecognized tax benefit—beginning of period	$4,431	$4,520	$2,924
Increase in tax positions taken during the current period	2,157	1,200	1,578
Increase in tax positions taken during the prior period	219	101	96
Decrease in tax positions taken during the prior period	(467)	(1,390)	(78)
Unrecognized tax benefit—end of period	$6,340	$4,431	$4,520
At June 30, 2013, 2012 and 2011, there were $4.8 million, $3.6 million, and $3.7 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
We file income tax returns in the U.S. federal jurisdiction, California, various states, and foreign tax jurisdictions in which we have subsidiaries. During fiscal 2012, the IRS concluded its audit of our fiscal 2009 through fiscal 2010 tax returns, which resulted in no adjustments having a material impact on our financial statements. The statute of limitations remains open for fiscal 2011 through fiscal 2012 in the U.S., for fiscal 2009 through fiscal 2012 in state jurisdictions, and for fiscal 2008 through 2012 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
We believe it is reasonably possible that, as of June 30, 2013, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) by as much as $800,000 in the next 12 months. We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. During the fiscal years ended June 30, 2013, 2012 and 2011, we recognized approximately $159,000, $101,000, and $109,000 in interest and penalties. We had accrued $314,000 and $181,000 for the payment of interest and penalties at June 30, 2013 and 2012, respectively.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012.  Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011. The 2012 Taxpayer Relief Act extended the research credit for two years to December 31, 2013.  The extension of the research credit is retroactive and includes amounts paid or incurred after December 31, 2011.  The retroactive fiscal 2012 and 2013 benefits of $1.2 million have been reflected in the fiscal 2013 effective tax rate.
10. Acquisition
On October 10, 2012, we completed our acquisition of privately held Local Merchant Services, Inc., or ThinkNear, a California-based hyper-local mobile advertising company. We acquired 100% of the outstanding stock of ThinkNear for consideration of approximately $22.5 million, consisting of approximately $18.4 million in cash, plus restricted shares of our common stock and assumed stock options. The acquisition of ThinkNear will enable us to combine its location ad targeting technology with our existing advertising solution to create a new mobile local advertising platform. The transaction has been accounted for under the acquisition method of accounting.
We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill.
The total purchase consideration of $18.4 million was comprised of cash. In addition to cash, we issued 586,580 shares of restricted common stock, and assumed options to acquire 74,491 shares (on an as-converted basis) of our common stock. The fair value of the restricted shares and assumed options issued in connection with the acquisition was $4.1 million, which is being accounted for as post-combination stock-based compensation. The $3.6 million fair value of the restricted shares and the $457,000 fair value of the assumed options will be amortized over a weighted average period of 1.78 years and 2.82 years, respectively.
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
The following table reflects the values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$181
Accounts receivable	410
Other assets	259
Developed technology	5,100
Goodwill	14,343
Liabilities assumed	(1,858)
Total value of assets acquired and liabilities assumed	$18,435

We determined the fair value of developed technology to be $5.1 million, which is being amortized using the straight-line method over the estimated life of three years. Developed technology is included in goodwill and intangible assets, net of amortization on the consolidated balance sheet. Goodwill of $14.3 million was recorded as the excess of the fair value of the purchase consideration over the fair value of the net assets acquired. This asset is attributed to buyer-specific value resulting from synergies that are not included in the fair value of assets. No goodwill was deemed to be deductible for income tax purposes.
Included in the purchase consideration of $18.4 million was $2.7 million in cash that was withheld and deposited in escrow to satisfy potential indemnification claims. As of June 30, 2013, $2.7 million was recorded in prepaid expenses and other current assets with an offsetting liability in other accrued expenses in our balance sheet.
11. Sale of Enterprise Business

On April 16, 2013, we completed the sale of our enterprise business to FleetCor for $10.0 million in cash. In connection with the completion of the transaction, 50 of our employees became employees of FleetCor.
We entered an asset purchase agreement with FleetCor on March 12, 2013, which was amended and restated on April 16, 2013. The amended and restated asset purchase agreement, or the Agreement, included customary representations, warranties and covenants, including a license permitting FleetCor to utilize certain of our intellectual property. Upon closing, $1.3 million of the purchase price was held back by FleetCor and will be maintained for a period of twelve months to satisfy any amounts owed by us to FleetCor pursuant to our obligations under the Agreement, including indemnification provisions. As of June 30, 2013, $1.3 million was recorded in prepaid expenses and other current assets in our balance sheet.
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
We recorded a gain of $6.5 million on the sale of our enterprise business, net of tax, in fiscal 2013. The gain is included in discontinued operations in our statement of income.

12. Restructuring Costs

In the fourth quarter of fiscal 2013, in order to better align and focus our resources around our strategic growth areas, we initiated a restructuring plan consisting of reductions of approximately 83 full-time positions in the U.S. and China and we recorded restructuring charges of $1.5 million related to severance and benefits for the positions eliminated. In addition, we consolidated our Shanghai office facilities and recorded restructuring charges of $124,000 related to the forfeiture of our lease deposit. We also recorded restructuring charges of $99,000 related to the write-off of certain assets that were no longer useful to us based upon the changes in our business. Total restructuring charges related to this plan were $1.7 million.

As of June 30, 2013, we had paid out $1.4 million of the total $1.5 million in severance and benefits accrued. We expect the majority of the remaining unpaid benefits to be paid out by September 30, 2013.
13. Segment information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one principal business activity, the provision of personalized navigation services, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we operate in a single reporting segment and operating unit structure.
Revenue by geographic region is based on the billing address of our customers. The following table sets forth revenue and property and equipment by geographic region (in thousands):

	Fiscal Year Ended June 30,
	2013	2012	2011
Revenue
United States	$177,390	$193,358	$190,041
International	14,410	12,164	9,077
Total revenue	$191,800	$205,522	$199,118
Property and equipment
United States	$10,949	$14,045	$7,180
International	804	1,397	1,899
Total property and equipment, net	$11,753	$15,442	$9,079
Revenue from our automotive navigation solutions comprised 37%, 13% and 6% in fiscal 2013, 2012 and 2011, respectively.

14. Employee savings and retirement plan
We sponsor a defined contribution plan under Internal Revenue Code Section 401(k), or the 401(k) Plan. Most of our U.S. employees are eligible to participate following the start of their employment. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. We pay the direct expenses of the 401(k) Plan and beginning in July 2006, we began to match employee contributions up to 4% of an employee’s salary. Contributions made by us are subject to certain vesting provisions. We made matching contributions and recorded expense of $1.3 million, $1.5 million and $1.3 million for fiscal 2013, 2012 and 2011, respectively.

15. Quarterly financial data (unaudited)
Summarized quarterly financial information for fiscal 2013 and 2012 is as follows (in thousands):

	Three Months Ended
Consolidated statements of income data (in thousands)	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013
	(unaudited)
Revenue	$49,624	$49,932	$54,525	$51,441	$42,522	$47,229	$54,987	$47,062
Gross profit	39,965	40,775	40,429	39,905	30,829	29,948	33,310	28,600
Income (loss) from discontinued operations, net of tax	(90)	37	249	406	480	486	33	6,487
Income (loss) from continuing operations, net of tax	8,274	10,206	7,102	6,224	2,221	418	3,821	(879)
Net income	$8,184	$10,243	$7,351	$6,630	$2,701	$904	$3,854	$5,608
Basic income per share:
Income (loss) from continuing operations	$0.20	$0.25	$0.17	$0.15	$0.05	$0.01	$0.10	$(0.02)
Income (loss) from discontinued operations	$(0.00)	$0.00	$0.01	$0.01	$0.01	$0.01	$0.00	$0.17
Net income	$0.20	$0.25	$0.18	$0.16	$0.07	$0.02	$0.10	$0.14
Diluted income per share:
Income (loss) from continuing operations	$0.18	$0.23	$0.16	$0.14	$0.05	$0.01	$0.09	$(0.02)
Income (loss) from discontinued operations	$(0.00)	$0.00	$0.01	$0.01	$0.01	$0.01	$0.00	$0.16
Net income	$0.18	$0.23	$0.17	$0.15	$0.06	$0.02	$0.09	$0.14

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Beginning Balance	Additions (Recoveries)	Write-off/ Reductions	Ending Balance
Trade Receivable Allowances:
Year Ended June 30, 2011	$246	$4,477	$(4,367)	$356
Year Ended June 30, 2012	$356	$3,941	$(3,983)	$314
Year Ended June 30, 2013	$314	$2,935	$(3,008)	$241

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Amended and Restated Asset Purchase Agreement, dated April 16, 2013, by and between Telenav, Inc. and FleetCor Technologies Operating Company, LLC.	10-Q	2.1	5/8/2013
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2009
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan, as amended.	8-K	10.4.1	12/3/2012
10.4.1#	Forms of agreement under the 2009 Equity Incentive Plan.	S-1	10.4	10/30/2009
10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/2009
10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/2009
10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/2009
10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/2009
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/2009
10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/2009
10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/2009
10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/2009
10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/2010
10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/2010
10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/2010
10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/2010
10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/2010
10.13.5+	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	10-K	10.13.5	9/7/2012
10.13.6+	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012.	10-K	10.13.6	9/7/2012
10.13.7+
Amendment No. 6 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of January 18, 2013.
		Filed herewith
10.13.8+
Amendment No. 7 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 8, 2013.
		Filed herewith
10.13.9+
Amendment No. 8 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 15, 2013.
		Filed herewith
10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/2010
10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/2009
10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/2009
10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/2009
10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/2009
10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/2010
10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/2010
10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/2011
10.14.9+	Eleventh Amendment effective as of December 6, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	Filed herewith
10.14.10+	Twelfth Amendment effective as of June 17, 2013 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	Filed herewith
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3+	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4+	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5+	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012
10.15.6+	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/2010
10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/2010
10.19+	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	10-K	10.19	9/9/2011
10.20#	Employment Offer Letter dated August 10, 2011 from TeleNav, Inc. to Marc Aronson.	10-Q	10.20	11/7/2011
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.24	Consulting Agreement effective June 16, 2012 between TeleNav, Inc. and Douglas Miller.	10-K	10.24	9/7/2012
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26+	SYNC Generation 2 On-Board Navigation Agreement, dated October 12, 2009, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1+	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2+	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3+	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4+	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012
10.26.5+	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6+	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7+	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.8+	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9+	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11+	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
10.26.12+	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
10.26.13+	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson.	10-K	10.27	9/7/2012
10.28#	Summary of Nonemployee Director Compensation.	8-K	10.28	12/3/2012
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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

