Form 10-Q
period 2013-09-30
Telenav, Inc.
filed 2013-11-08
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-34720

TELENAV, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0521800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

950 De Guigne Drive
Sunnyvale, California 94085
(Address of principal executive offices, including zip code)
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
As of September 30, 2013, there were approximately 38,963,247 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2013	June 30, 2013*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,874	$25,787
Short-term investments	165,652	165,898
Accounts receivable, net of allowances of $303 and $241 at September 30, 2013 and June 30, 2013, respectively	26,635	28,193
Deferred income taxes	684	867
Restricted cash	8,557	2,668
Prepaid expenses and other current assets	10,707	11,113
Total current assets	228,109	234,526
Property and equipment, net	11,013	11,753
Deferred income taxes, non-current	4,736	3,771
Goodwill and intangible assets, net	18,308	18,805
Other assets	4,416	4,814
Total assets	$266,582	$273,669
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$796	$1,604
Accrued compensation	6,162	8,855
Accrued royalties	6,739	9,833
Other accrued expenses	20,164	16,729
Deferred revenue	3,069	7,025
Income taxes payable	32	95
Total current liabilities	36,962	44,141
Deferred rent, non-current	8,242	8,884
Other long-term liabilities	7,131	6,180
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 38,963 shares and 39,342 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	40	40
Additional paid-in capital	119,205	118,193
Accumulated other comprehensive income	544	373
Retained earnings	94,458	95,858
Total stockholders’ equity	214,247	214,464
Total liabilities and stockholders’ equity	$266,582	$273,669

* Derived from audited consolidated financial statements as of and for the year ended June 30, 2013
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2013	2012
Revenue:
Product	$19,291	$8,848
Services	25,005	33,674
Total revenue	44,296	42,522
Cost of revenue:
Product	9,309	4,268
Services	6,771	7,425
Total cost of revenue	16,080	11,693
Gross profit	28,216	30,829
Operating expenses:
Research and development	14,818	15,007
Sales and marketing	7,758	7,234
General and administrative	5,973	5,997
Total operating expenses	28,549	28,238
Operating income (loss)	(333)	2,591
Other income, net	282	422
Income (loss) from continuing operations before provision (benefit) for income taxes	(51)	3,013
Provision (benefit) for income taxes	(60)	792
Income from continuing operations, net of tax	9	2,221
Income from discontinued operations, net of tax	—	480
Net income	$9	$2,701

Basic income per share:
Income from continuing operations, net of tax	$0.00	$0.06
Income from discontinued operations, net of tax	$—	$0.01
Net income	$0.00	$0.07
Diluted income per share:
Income from continuing operations, net of tax	$0.00	$0.05
Income from discontinued operations, net of tax	$—	$0.01
Net income	$0.00	$0.06
Weighted average shares used in computing net income per share:
Basic	38,811	41,312
Diluted	40,215	42,975

Stock compensation expense included above:
Cost of revenue	$36	$37
Research and development	1,009	639
Sales and marketing	697	359
General and administrative	741	385
Total stock compensation expense	$2,483	$1,420
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2013	2012

Net income	$9	$2,701
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	51	(7)
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of tax	139	164
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	(19)	(9)
Net increase from available-for-sale securities, net of tax	120	155
Other comprehensive income, net of tax:	171	157
Comprehensive income	$180	$2,858

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2013	2012
Operating activities
Net income	$9	$2,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,794	1,892
Amortization of net premium on short-term investments	946	1,054
Stock-based compensation expense	2,483	1,420
Loss on disposal of property and equipment	66	—
Excess tax benefits from employee stock option plans	79	(19)
Changes in operating assets and liabilities:
Accounts receivable	1,505	(5,644)
Deferred income taxes	(782)	(57)
Prepaid expenses and other current assets	407	2,887
Restricted cash	(5,889)	—
Other assets	108	(1,319)
Accounts payable	(867)	(929)
Accrued compensation	(2,692)	(1,144)
Accrued royalties	(3,094)	1,310
Accrued expenses and other liabilities	4,646	888
Income taxes payable	16	(1,247)
Deferred rent	(685)	813
Deferred revenue	(3,959)	19,250
Net cash provided by (used in) operating activities	(5,909)	21,856
Investing activities
Purchases of property and equipment	(335)	(542)
Additions to capitalized software	—	(379)
Purchases of short-term investments	(24,596)	(41,887)
Purchase of long-term investments	(100)	(150)
Proceeds from sales and maturities of short-term investments	24,015	32,253
Net cash used in investing activities	(1,016)	(10,705)
Financing activities
Proceeds from exercise of stock options	364	240
Repurchase of common stock	(3,132)	(2,985)
Tax withholdings related to net share settlements of restricted stock units	(192)	(23)
Excess tax benefits from employee stock option plans	(79)	19
Net cash used in financing activities	(3,039)	(2,749)
Effect of exchange rate changes on cash and cash equivalents	51	(7)
Net increase (decrease) in cash and cash equivalents	(9,913)	8,395
Cash and cash equivalents, at beginning of period	25,787	6,920
Cash and cash equivalents, at end of period	$15,874	$15,315
Supplemental disclosure of cash flow information
Income taxes paid	$224	$1,798
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leader in personalized mobile navigation. We help on the go people by creating products that (1) provide easily-accessed, relevant, and personalized information for discovery, traffic, local search, and navigation and (2) are available across multiple platforms and devices, including mobile phones, tablets, computers and cars. We operate in a single segment. Our fiscal year ends on June 30 and in this report we refer to the fiscal year ended June 30, 2013 as “fiscal 2013” and the fiscal year ending June 30, 2014 as “fiscal 2014.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of legal ownership, there exists a parent-subsidiary relationship between Telenav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses and profits of Jitu. The results of Jitu did not have a material impact on our overall operating results for the three months ended September 30, 2013 and 2012.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2013, included in our Annual Report on Form 10-K for fiscal 2013 filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company, or Ford, comprised 40% and 22% of revenue for the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and June 30, 2013, receivables due from Ford were 46% and 45% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 23% and 38% of revenue for the three months ended September 30, 2013 and 2012, respectively. Receivables due from AT&T were 17% and 23% of total accounts receivable at September 30, 2013 and June 30, 2013, respectively. Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 15% and 19% of revenue for the three months ended September 30, 2013 and 2012, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Our map and points of interest, or POI, data have been provided principally by TomTom North America, Inc., or TomTom, and HERE North America, LLC, a Nokia company, or HERE, in the three months ended September 30, 2013 and 2012. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of September 30, 2013 and June 30, 2013, we had restricted cash of $8.6 million and $2.7 million, respectively, on our consolidated balance sheets. As of September 30, 2013, restricted cash is comprised of a $5.9 million overpayment from a customer that will be refunded, and $2.7 million of cash withheld and deposited in escrow related to our acquisition of Local Merchant Services, Inc., or Thinknear.
Accumulated other comprehensive income, net of tax
The components of accumulated other comprehensive income, net of related taxes, during the three months ended September 30, 2013, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2013	$270	$103	$373
Other comprehensive income before reclassifications, net of tax	51	139	190
Amount reclassified from accumulated other comprehensive income, net of tax	—	(19)	(19)
Other comprehensive income, net of tax	51	120	171
Balance, net of tax as of September 30, 2013	$321	$223	$544

The amount reclassification from accumulated other comprehensive income, net of tax, was determined using the specific identification method and the amount was included in other income, net, for the three months ended September 30, 2013, and 2012, respectively.

The amount of income tax benefit allocated to each component of accumulated other comprehensive was not material for the three months ended September 30, 2013.
Long-term investments

As of September 30, 2013, our investments in privately-held companies were $1.5 million. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-method investments are carried at historical cost in our condensed consolidated balance sheets and measured at fair value on a nonrecurring basis. If we believe that the carrying value of the cost basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-method investments for impairment. As of September 30, 2013, no event had occurred that would adversely affect the carrying value of these investments, therefore, the fair value of the cost-method investments was not estimated. We did not record any impairment charges for these cost-method investments during the three months ended September 30, 2013 and 2012.
Recent accounting pronouncements
In February 2013, the Financial Accounting Standards Board, or, FASB, issued amended guidance on how to report the effect of significant reclassifications out of accumulated other comprehensive income. We adopted this guidance effective July 1, 2013 and the adoption of this guidance did not have a material effect on our consolidated financial statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

In June 2013, the FASB ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  We will adopt this amendment as of July 2014.  The result of adoption may be to reclassify certain long term liabilities to long term deferred tax assets and the adoption will not result in a change to the tax provision.  We do not believe that the impact on our consolidated financial statements will be significant.

2.	Net income per share
Basic net income per share is calculated by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted common stock, and restricted stock units using the treasury-stock method.
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2013	2012
Income from continuing operations, net of tax	$9	$2,221
Income from discontinued operations, net of tax	—	480
Net income	$9	$2,701
Shares used in computing net income per share:
Basic:
Weighted average common shares used in computing basic net income per share	38,811	41,312
Diluted:
Weighted average common shares used in computing basic net income per share	38,811	41,312
Add weighted average effect of dilutive securities:
Stock options	1,205	1,663
Restricted common stock and restricted stock units	199	—
Weighted average common shares used in computing diluted net income per share	40,215	42,975
Basic income per share:
Income from continuing operations, net of tax	$0.00	$0.06
Income from discontinued operations, net of tax	—	0.01
Net income	$0.00	$0.07
Diluted income per share:
Income from continuing operations, net of tax	$0.00	$0.05
Income from discontinued operations, net of tax	—	0.01
Net income	$0.00	$0.06

The following outstanding shares were excluded from the computation of diluted net income per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Stock options	4,587	4,829
Restricted common stock	27	—
Restricted stock units	708	—
Total	5,322	4,829

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three months ended September 30, 2013 and 2012.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$12,397	$—	$—	$12,397
Cash equivalents:
Money market mutual funds	3,477	—	—	3,477
Total cash equivalents	3,477	—	—	3,477
Total cash and cash equivalents	15,874	—	—	15,874
Short-term securities:
Certificates of deposit	1,000	2	—	1,002
Municipal securities	141,648	318	(43)	141,923
Commercial paper	3,393	3	—	3,396
Corporate bonds	19,267	65	(1)	19,331
Total short-term investments	165,308	388	(44)	165,652
Cash, cash equivalents and short-term investments	$181,182	$388	$(44)	$181,526

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$23,546	$—	$—	$23,546
Cash equivalents:
Money market mutual funds	2,241	—	—	2,241
Total cash equivalents	2,241	—	—	2,241
Total cash and cash equivalents	25,787	—	—	25,787
Short-term investments:
Certificates of deposit	1,000	3	—	1,003
Municipal securities	148,888	242	(137)	148,993
Commercial paper	3,389	2	—	3,391
Corporate bonds	12,462	58	(9)	12,511
Total short-term investments	165,739	305	(146)	165,898
Cash, cash equivalents and short-term investments	$191,526	$305	$(146)	$191,685

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2013 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

	Amortized Cost	Estimated Fair Value
Due within one year	$72,091	$72,204
Due within two years	70,333	70,542
Due after two years	22,884	22,906
Total	$165,308	$165,652

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

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
Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at September 30, 2013 (in thousands):

	Fair Value Measurements at September 30, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$3,477	$3,477	$—	$—
Total cash equivalents	3,477	3,477	—	—
Short-term investments:
Certificates of deposit	1,002	—	1,002	—
Municipal securities	141,923	—	141,923	—
Commercial paper	3,396	—	3,396	—
Corporate bonds	19,331	—	19,331	—
Total short-term investments	165,652	—	165,652	—
Cash equivalents and short-term investments	$169,129	$3,477	$165,652	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2013 (in thousands):

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
Amortization of net premium on short-term investments totaled $0.9 million and $1.1 million in the three months ended September 30, 2013 and 2012, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the three months ended September 30, 2013 and 2012, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2013 or June 30, 2013.

5.	Commitments and contingencies
Operating lease and purchase obligations
As of September 30, 2013, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments due by period
	Total	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter
Operating lease obligations, net of sublease income	$31,841	$7,534	$4,615	$4,565	$4,538	$4,312	$6,277
Purchase obligations	6,943	4,713	1,945	285	—	—	—
Total contractual obligations	$38,784	$12,247	$6,560	$4,850	$4,538	$4,312	$6,277
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
On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses and other relief. WRE-Hol later sought to add claims against us and certain of our founders, alleging misappropriation of trade secrets, breach of contract, and wrongful patent inventorship. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office, or PTO. In the reexamination, the PTO rejected 44 of the 51 patent claims and confirmed the remaining seven claims. We filed a separate

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

reexamination request with the PTO for the seven confirmed claims. As result of the Examiner's initial findings in that proceeding, WRE-Hol canceled all but one of the patent claims. We also filed an appeal to challenge some of the findings of the earlier reexamination. On April 18, 2013 the Patent Trial and Appeal Board ruled in our favor on the appeal, rejecting all seven of the remaining claims. On September 27, 2013 the parties agreed to dismiss the lawsuit. The dismissal was entered by the Court on September 30, 2013.
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses and other relief. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the Court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, and asked the Court to postpone the rest of the case schedule pending the resolution of these potentially case-dispositive motions. The defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the Court granted AT&T and our motion for summary judgment of noninfringement. While the Court's ruling appears to be dispositive of plaintiff's claims, plaintiff is appealing the district court's claim construction and summary judgment ruling. The appeal is currently ongoing in the U.S. Court of Appeals for the Federal Circuit. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff has indicated its intent to appeal this finding. In light of the reexamination and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case will remain stayed and administratively closed unless the patentee obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”). After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed while the PTO completed its reexamination of the validity of the patents at issue. The PTO has concluded its reexamination of one of the patents, confirming the validity of only two of its asserted claims. EMSAT agreed to limit the suit with T-Mobile to those two patent claims. Accordingly, in September 2013 the Court lifted the stay in the suit against T-Mobile and the trial is currently set for March 2015. The suits involving Alltel and Sprint remain stayed. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC, or Tendler. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement and the amount of our contribution was not material; however, there continues to be a disagreement as to whether any additional amounts are owed to AT&T for legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.
6.Guarantees and indemnifications
Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our products and services infringe a third party’s intellectual property rights or for other specified matters. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to specific litigation claims in which our customers have been named as defendants. The maximum amount of potential future indemnification is unlimited.
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
A summary of our stock option activity is as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2013	6,577
Granted	9
Exercised	(93)
Canceled	(340)
Options outstanding as of September 30, 2013	6,153
Information regarding stock options outstanding at September 30, 2013 is summarized below (in thousands except per share amounts):

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	6,153	$5.69	6.08	$7,827
Options vested and expected to vest	5,983	$5.65	6.01	$7,808
Options exercisable	4,007	$4.88	5.18	$7,551
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

	Number of Shares	Weighted average remaining contractual life (years)	Aggregate intrinsic value
RSUs outstanding as of June 30, 2013	2,032
Granted	1,395
Vested	(101)
Canceled	(125)
RSUs outstanding as of September 30, 2013	3,201	2.17	$18,696
RSUs expected to vest as of September 30, 2013	2,710	2.07	$15,824

During the three months ended September 30, 2013, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 1,573,651 shares. As of September 30, 2013 and June 30, 2013, there were a total of approximately 1,519,600 and 852,000 shares available for grant under our stock option and equity incentive plans, respectively.
The following table summarizes the stock-based compensation expense recorded for stock options, restricted stock units and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended
	September 30,
	2013	2012
Stock option awards	$1,259	$1,321
RSU awards	768	99
Restricted common stock	456	—
Total stock-based compensation expense	$2,483	$1,420
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

	Three Months Ended
	September 30,
	2013	2012
Expected volatility	62%	73%
Expected term (in years)	4.45	4.94
Risk-free interest rate	1.44%	0.61%
Dividend yield	—	—

8.	Stock repurchase program
On March 18, 2013, we announced that our Board of Directors authorized a program for the repurchase of up to $10.0 million of our shares of common stock through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $3.1 million of cash to repurchase 538,835 shares of our common stock at an average purchase price of $5.81 per share during the three months ended September 30, 2013. As of September 30, 2013, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $4.8 million.
The repurchased shares are retired and designated as authorized but unissued shares. The timing and amount of repurchase transactions under our stock repurchase program depend on market conditions and other considerations. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the three months ended September 30, 2013, we reduced common stock and APIC by an aggregate of $1.7 million and charged $1.4 million to retained earnings.

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of income earned in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate, excluding discontinued operations, was 118% and 26% for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate, excluding discontinued operations, of 118% which resulted in the recognition of a tax benefit for the three months ended September 30, 2013 was higher than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to the exclusion of certain foreign income which is expected to be offset by loss carryforwards in the foreign jurisdiction.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of September 30, 2013 and June 30, 2013, our cumulative unrecognized tax benefits were $6.3 million. Included in the balance of unrecognized tax benefits at September 30, 2013 and June 30, 2013 was $4.8 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $349,000 and $314,000 for the payment of interest and penalties at September 30, 2013 and June 30, 2013, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2011 through fiscal 2013 in the U.S., for fiscal 2008 through fiscal 2013 in state jurisdictions, and for fiscal 2007 through fiscal 2013 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

10. Acquisition
On October 10, 2012, we completed our acquisition of privately held Local Merchant Services, Inc., or ThinkNear, a California-based hyper-local mobile advertising company. We acquired 100% of the outstanding stock of ThinkNear for consideration of approximately $22.5 million, consisting of approximately $18.4 million in cash, plus restricted shares of our common stock and assumed stock options. The acquisition of ThinkNear has enabled us to combine its location ad targeting technology with our existing advertising solution to create a new mobile local advertising platform. The transaction has been accounted for under the acquisition method of accounting.
We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill.
The total purchase consideration of $18.4 million was comprised of cash. In addition to cash, we issued 586,580 shares of restricted common stock and assumed options to acquire 74,491 shares (on an as-converted basis) of our common stock. The fair value of the restricted shares and assumed options issued in connection with the acquisition was $4.1 million, which is being accounted for as post-combination stock-based compensation. The $3.6 million fair value of the restricted shares and the $457,000 fair value of the assumed options will be amortized over a weighted average period of 1.78 years and 2.82 years, respectively.
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
Included in the purchase consideration of $18.4 million is $2.7 million in cash that was withheld and deposited in escrow to satisfy potential indemnification claims. As of September 30, 2013, $2.7 million was recorded in restricted cash with an offsetting liability in other accrued expenses on our consolidated balance sheets.
11. Sale of Enterprise Business
On April 16, 2013, we completed the sale of our enterprise business to FleetCor Technologies Operating Company, LLC, or FleetCor, for $10.0 million in cash. In connection with the completion of the transaction, 50 of our employees became employees of FleetCor.
We entered an asset purchase agreement with FleetCor on March 12, 2013, which was amended and restated on April 16, 2013. The amended and restated asset purchase agreement, or the Agreement, included customary representations, warranties and covenants, including a license permitting FleetCor to utilize certain of our intellectual property. Upon closing, $1.3 million of the purchase price was held back by FleetCor and will be maintained for a period of twelve months to satisfy any amounts owed by us to FleetCor pursuant to our obligations under the Agreement, including indemnification provisions. As of September 30, 2013, $1.3 million was recorded in prepaid expenses and other current assets in our balance sheet.
In connection with the sale, we entered into a transition services agreement, pursuant to which we expect to continue to support certain aspects of the enterprise business while that business is transitioned to FleetCor, and a noncompetition agreement, pursuant to which we agreed not to compete with FleetCor in certain business areas related to the enterprise business for three years.
Our continuing involvement through the transition services agreement with FleetCor was determined to be insignificant. Accordingly, the results of operations of our enterprise business have been classified as discontinued operations in our statement of income for all periods presented through fiscal 2013.
We recorded a gain of $6.5 million on the sale of our enterprise business, net of tax, in the fourth quarter of fiscal 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future results of operations, future sources of revenue, expectations of expenses, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
In this Form 10-Q, “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2013 as “fiscal 2013,” the fiscal year ending June 30, 2014 as “fiscal 2014 and the fiscal year ending June 30, 2015 as "fiscal 2015.”
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

We offer our mobile navigation services to customers in a number of ways. We distribute our services through our wireless carrier partners, including AT&T Mobility LLC, or AT&T, and directly to consumers through mobile application stores and marketplaces. Generally, we provide our basic services to consumers for free and provide consumers the opportunity to purchase premium versions of the product. We refer to the free to premium distribution as the “freemium” model of distribution. Our free products are designed to be monetized through delivery of advertising to consumers. Our success with the freemium model depends upon our ability to generate a substantial active user base as well as the ability to generate revenue from advertising and conversion of users from free to premium services.
We offer our automotive navigation services to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary customer to date, Ford Motor Company, or Ford, currently distributes our product as an optional feature with the majority of its models in the U.S. Our product is now included on models manufactured in the U.S., Mexico, South America and China. We also have a relationship with another automotive OEM that distributes our products with another major auto manufacturer. Our automotive solutions are typically a self-contained solution including software and related content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as traffic. Our history as a cloud based supplier of navigation services provides a unique advantage in the marketplace over our competitors.

Our advertising network services offer advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location based advertising and offer unique value to brick-and-mortar and brand advertisers with our location targeting capabilities. We do this by accessing a large universe of impressions, and filtering out those that are tagged with accurate, real-time and historical location information. We filter out these impressions using a wide range of sophisticated proprietary techniques. In September 2013, our platform accessed approximately 22 billion potential ad impressions.

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

We generate revenue from mobile navigation services through service subscriptions, including premium offerings, and fixed fee arrangements. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage.

We generate revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract.

Historically, our write-offs for uncollectible accounts have not been significant. However, as we generate more of our revenue from advertising services, we believe the risk profile of our customers has changed. We believe that certain of our advertising network services customers, who are often not as well capitalized as our mobile navigation and automotive navigation services customers, may present a higher risk of default. As a result, we anticipate that we may experience a greater risk of delayed payments and potential write-offs for uncollectible accounts as our advertising revenue grows.

Recent Developments

After the three months ended September 30, 2013, Sprint Nextel Corporation, or Sprint, will no longer provide us compensation for our services on a fixed fee basis for bundled offerings provided to its customers. The revenue we will receive from Sprint will consist primarily of revenue from monthly recurring fees paid by end users for premium services. We anticipate that any such monthly recurring fee revenue will be substantially lower than the fee revenue we had previously received from Sprint for the bundling of our services. Because the subscribers who previously were able to access our services free of charge with Sprint bundles may suffer disruption, we anticipate that some former Sprint bundle subscribers may blame us for the disruption in their access of navigation services and our reputation may be harmed. Although we have taken steps to offer these former Sprint bundle subscribers other alternatives to use our services, such as freemium offerings and monthly recurring charge offerings, these subscribers may not elect to use our services once their Sprint bundle access is terminated. Those who do convert to our freemium offerings may not ever elect to purchase our paid services and we may incur substantial costs in supporting the provision of freemium services to these subscribers without offsetting revenue.

During fiscal 2013 and the three months ended September 30, 2013, we also experienced declines in the number of paid monthly recurring fee end users at other large wireless carrier customers, AT&T, T-Mobile USA, or T-Mobile, U.S. Cellular Corporation, or USCC, and we expect this trend to continue. As a result, we expect that our revenue from wireless carrier partners will continue to decline substantially and that the composition of the remaining wireless carrier revenue will change over the near term. We expect our total revenue in fiscal 2014 will decline substantially from previous years as we do not foresee revenue from automotive navigation or advertising growing sufficiently to offset the loss of wireless carrier revenue in fiscal 2014.
In fiscal 2014, as was the case in fiscal 2013, we expect that subscription revenue from our partnerships with wireless carriers for navigation will decline substantially as our agreement with Sprint transitions to a predominantly freemium model and AT&T, T-Mobile, and USCC continue to experience declines in subscribers paying monthly recurring charges for navigation applications. We expect that over time, certain other wireless carrier partners will shift to models in which we are not compensated on a fixed basis for our services but instead share revenue received with them, whether that revenue is generated directly from monthly recurring charges for navigation services or from advertising in our navigation services.

We do not expect to be able to reduce our cost of services revenue at the same rate as services revenue, if at all. We will continue to incur significant costs, especially third party content and data center operations costs, associated with providing our navigation services at reduced revenue rates across a smaller group of subscribers or free under our freemium distribution model. We also anticipate that because of our efforts to grow automotive, mobile advertising and other strategic revenue sources, our operating expenses will not decline in fiscal 2014 at the same rate as our revenue, if at all materially. As a result, we believe that we will incur substantial net losses in fiscal 2014. If we are unable or elect not to reduce our expenses, we may not be able to achieve profitability in fiscal 2015 or possibly beyond.
In an effort to focus more and strengthen our strategic consumer, advertising and automotive businesses, in April 2013 we completed the sale of our enterprise business to FleetCor Technologies Operating Company, LLC, or FleetCor, for approximately $10.0 million in cash and the assumption by FleetCor of certain liabilities relating to our enterprise business. In connection with the completion of the transaction, 50 of our employees became employees of FleetCor. We entered into a noncompetition agreement with FleetCor in which we agreed not to re-enter the enterprise business for a period of three years after the closing. We are providing certain services to FleetCor to facilitate the transition of the business and we expect to continue to provide those services in fiscal 2014. These services are not material to our statement of income for fiscal 2014 and they have not been presented as discontinued operations. The results of operations of our enterprise business have been classified as discontinued operations in our statement of income for all periods presented through fiscal 2013.

All information in the following management's discussion and analysis of financial condition and results of operations includes only results from continuing operations (excluding our enterprise business) for all periods presented, unless otherwise noted.
Key operating and financial performance metrics

We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures, non-GAAP income from continuing operations, net of tax, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, from continuing operations and diluted non-GAAP income from continuing operations, net of tax, per share are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.

	Three Months Ended
	September 30,
	2013	2012
Revenue	$44,296	$42,522
Gross margin	64%	73%
Income from continuing operations, net of tax	$9	$2,221
Non-GAAP income from continuing operations, net of tax	$2,832	$3,983
Adjusted EBITDA from continuing operations	$3,944	$5,903
Diluted income from continuing operations, net of tax, per share	$0.00	$0.05
Diluted non-GAAP income from continuing operations, net of tax, per share	$0.07	$0.09

Gross margin is our gross profit, or total revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be impacted by the increasing percentage of our revenue base derived from automotive navigation solutions, which generally have higher associated third party content costs than our navigation offerings provided through wireless carriers.
Non-GAAP income from continuing operations, net of tax, measures GAAP net income from continuing operations, net of tax, excluding the impact of stock-based compensation expense, capitalized software and developed technology amortization expenses, and other items such as legal settlements and restructuring costs, net of taxes. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us. While we include the dilutive impact of such equity awards in weighted average shares outstanding, the expense associated with stock-based awards reflects a non-cash charge that we exclude from non-GAAP income from continuing operations, net of tax, non-GAAP income from continuing operations, net of tax, per share, and adjusted EBITDA from continuing operations. Capitalized software amortization expense represents internal software costs that are previously capitalized and charged to expense as the software is used in our operations. Developed technology amortization expense relates to the amortization of acquired intangible assets. Legal settlements represent settlements from patent litigation cases in which we are defendants and royalty disputes.  Restructuring costs represent recognition of the estimated amount of costs associated with restructuring activities. Our non-GAAP tax rate from continuing operations differs from the GAAP tax rate from continuing operations due to the elimination of any tax effect of the GAAP stock-based compensation expenses, capitalized software and developed technology amortization expenses, legal settlements, restructuring costs, and other items that are being eliminated to arrive at the non-GAAP income from continuing operations, net of tax.
Adjusted EBITDA from continuing operations measures our GAAP income excluding the impact of stock-based compensation expense, depreciation, amortization, interest income, other expense, provision (benefit) for income taxes, and other items such as legal settlements and restructuring costs, net of tax. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss and this metric excludes certain non-cash expenses, interest and other income, income taxes, and certain other items that management believes affect the comparability of operating results.
Non-GAAP income from continuing operations, net of tax, and adjusted EBITDA from continuing operations are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating non-GAAP income from continuing operations, net of tax, and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, non-GAAP income from continuing operations, net of tax, and adjusted EBITDA are key financial measures used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that non-GAAP income from continuing operations, net of tax, and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Diluted non-GAAP income from continuing operations, net of tax, per share is calculated as non-GAAP income from continuing operations, net of tax, divided by the diluted weighted average number of shares outstanding during the period.
These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA from continuing operations does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;
•non-GAAP income from continuing operations, net of tax, and adjusted EBITDA from continuing operations do not reflect the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and
•other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider non-GAAP income from continuing operations, net of tax, adjusted EBITDA from continuing operations and diluted non-GAAP income from continuing operations, net of tax, per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net income and our other GAAP financial results.
The following tables present reconciliations of income from continuing operations, net of tax, to non-GAAP income from continuing operations, net of tax, and income from continuing operations, net of tax, to adjusted EBITDA from continuing operations for each of the periods indicated:

	Three Months Ended September 30,
	2013	2012
Net income	$9	$2,701
Income from discontinued operations, net of tax	—	480
Income from continuing operations, net of tax	9	2,221
Adjustments:
Capitalized software and developed technology amortization expenses	900	585
Stock-based compensation expense:
Cost of revenue	$36	$37
Research and development	1,009	639
Sales and marketing	697	359
General and administrative	741	385
Total stock-based compensation	2,483	1,420
Tax effect of adding back adjustments	(560)	(243)
Non-GAAP income from continuing operations, net of tax	$2,832	$3,983

	Three Months Ended September 30,
	2013	2012
Net income	$9	$2,701
Income from discontinued operations, net of tax	—	480
Income from continuing operations, net of tax	9	2,221
Adjustments:
Stock-based compensation expense	2,483	1,420
Depreciation and amortization	1,794	1,892
Interest and other income, net	(282)	(422)
Provision (benefit) for income taxes	(60)	792
Adjusted EBITDA from continuing operations	$3,944	$5,903

Key components of our results of operations
Sources of revenue
We offer voice-guided, real time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands) including Sprint Navigation, AT&T Navigator and Your Navigator Deluxe. Our technology also powers automotive navigation solutions that provide accurate, easy to use navigation services to drivers, including search, points of interest, or POI, and traffic services. We have introduced other navigation services solutions with new business models and distribution channels in our current market and adjacent markets, including premium navigation services. While we have already introduced certain components or initial versions of several of these navigation services solutions, the scope and timing of broader and more commercially viable offerings is uncertain. The ultimate scope and timing of any future releases are dependent on many factors, including adoption by wireless carrier customers, automobile manufacturers and OEMs of our navigation services; end user adoption and preferences; the quality, features and timing of our product offerings; the impact of competition; and market acceptance of mobile advertising. We believe our cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to cover the costs of these anticipated efforts for the foreseeable future.
We offer our mobile navigation services to customers in a number of ways. Currently, we primarily derive our revenue from our wireless carrier customers for their end users' subscriptions to our mobile navigation services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our mobile navigation services as part of a bundle of mobile data or voice services than if an end user subscribes to our mobile navigation services on a standalone basis. We also offer our applications directly to end users through application stores such as the Apple App Store and the Google Play marketplace. Finally, we have implemented revenue models based on free versions of our services which can generate fees through advertising supported arrangements, and subscriber upgrades to more premium versions for a fee.
We derive revenue from the delivery of customized software products and royalties from the distribution of these software products in certain automotive navigation applications. We also derive revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract, which we began to offer in the three months ended December 31, 2012 with our acquisition of Local Merchant Services, Inc., or ThinkNear. In the future, we may have other revenue models. We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications; services revenue consists primarily of revenue we derive from our mobile navigation services, off-board automotive navigation services, mobile advertising and premium navigation services.

For services that our subscribers purchase through our wireless carriers, our wireless carrier customers are responsible for billing and collecting the fees they charge their subscribers for the right to use our navigation services. With respect to Sprint, through September 30, 2013, we received a guaranteed fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. We recognized revenue for the aggregate fees monthly on a straight-line basis over the term of the agreement. When we are paid on a revenue sharing basis with our wireless carrier customers, the amount we receive varies depending on several factors, including the revenue share rate negotiated with the wireless carrier customer, the price charged to the subscriber by the wireless carrier customer, the specific sales channel of the wireless carrier customer in which the service is offered and the features and capability of the service. As a result of these factors, the amount we receive for a subscriber may vary considerably and is subject to change over time.

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
Ford represented 40% and 22% of our revenue in the three months ended September 30, 2013 and 2012, respectively. We provide both on-board and off-board connected navigation solutions to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. We recognize revenue from our on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions generally as the software is reproduced for installation in vehicles. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
AT&T represented 23% and 38% of our revenue in the three months ended September 30, 2013 and 2012, respectively. In March 2013, our agreement with AT&T was automatically renewed, under its existing terms through March 2014, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future; however, we have recently seen substantial declines in the number of paying subscribers for our services through AT&T.
Sprint represented 15% and 19% of our revenue in the three months ended September 30, 2013 and 2012, respectively. We operate under an agreement with Sprint, which we most recently amended in April 2013. Under this amended agreement, we and Sprint agreed to continue the fixed fee arrangement related to the Sprint bundle through September 30, 2013, and to partner to generate revenue from premium navigation and mobile advertising programs through December 31, 2015. Commencing on October 1, 2013, Sprint will no longer bundle our navigation services, which will cause our revenue to decrease substantially. We also anticipate that a majority of the Sprint subscribers who were receiving our services through bundles as of September 30, 2013 will not convert to our paid navigation services and we will not recoup the lost revenue through freemium or monthly recurring charges paid by those Sprint subscribers.

Subscription fee revenue from our mobile navigation service, excluding premium navigation services, represented 47% and 73% of our revenue in the three months ended September 30, 2013 and 2012, respectively. Subscription fee revenue from our mobile navigation service declined in the comparable three month period, primarily due to the transition to an extension of the fixed fee with Sprint at a lower fee and a decrease in the number of paying subscribers for navigation services provided through AT&T and T-Mobile. Revenue from our automotive navigation solutions represented 45% and 22% of our revenue in the three months ended September 30, 2013 and 2012, respectively. Revenue from our mobile advertising and premium navigation services represented 8% and 5% of our revenue in the three months ended September 30, 2013 and 2012, respectively.

We expect that the percentage of our revenue represented by wireless carrier customers will decline substantially in fiscal 2014 as Sprint ceased to bundle our services for a fixed fee as of October 1, 2013 and more end users use our free navigation services. We anticipate that we will not be successful in the short term at fully replacing lost wireless carrier revenue with revenue from automotive and advertising, resulting in a substantial decline in our total revenue in fiscal 2014 relative to prior years. We also expect that some portion of the former Sprint bundle subscribers will convert to our freemium applications and we cannot be sure that enough of them will ultimately purchase our services to cover the costs of providing freemium services to them. As a result, our costs of providing freemium services may increase in the short-term.

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

In the three months ended September 30, 2013 and 2012, we generated 94% and 92% of our revenue, respectively, in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.
Cost of revenue
Our cost of revenue consists primarily of the cost of third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our navigation services. Our cost of revenue also includes the cost of third party exchange display ad inventory as well as expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology. The largest component of our cost of revenue is the fee we pay to providers of map and POI data, TomTom North America, Inc., or TomTom, and HERE North America, LLC, a Nokia Company, or HERE. We have agreements with TomTom and HERE pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis and on a fixed fee basis. With respect to both TomTom and HERE, we are required to pay certain minimum fees for access to their content by our mobile navigation customers. For our on-board navigation solutions provided to Ford, we pay royalties on a per unit produced basis. We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board automotive navigation solutions and recognition of deferred development costs. Cost of services revenue consists primarily of the costs associated with third party content, data center operations, customer support, amortization of capitalized software, stock-based compensation and amortization of developed technology that we incur in providing our navigation services, mobile advertising and premium navigation services.
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
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses have stabilized in absolute dollars in the past year, as we have reduced certain headcount and achieved greater operational effectiveness. Despite these recent efforts, we expect that certain costs will continue to increase over time, including compensation and related costs; however, we are continuing to evaluate spending in certain areas and taking actions to create greater efficiencies. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel into, our strategic growth areas, which include automotive, mobile advertising, and premium mobile navigation services.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, product management and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue was derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers. Our automotive manufacturer partners and OEMs also provide primary marketing for our on-board and off-board navigation services at the time a vehicle is sold to their end customer. As a result, the majority of our sales and marketing expenses relate to acquiring and retaining customers in our strategic growth areas, including consumers in the open market app stores, automotive manufacturers, OEMs, and advertisers. We expect to increase our investment in sales and marketing activities, in part, to support our initiatives in the automotive industry and mobile advertising and to promote our branded services directly to end users. For example, we will add sales personnel to support our advertising business.
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
Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, consists of results of operations of our enterprise business, which was sold in April 2013.

Provision (benefit) for income taxes. Historically, our provision for income taxes primarily consisted of corporate income taxes related to profits earned in the United States. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by increases in nondeductible stock compensation or other nondeductible expenses. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, changes in our ability to benefit from the carryback of net operating losses within the carryback period, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
Critical accounting policies and estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. In other cases, our judgment is required in selecting among available alternative accounting policies that allow different accounting treatment for similar transactions. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial condition, results of operations and cash flows will be affected.

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2013 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2013.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Results of operations

The following tables set forth our results of operations for the three months ended September 30, 2013 and 2012, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The results of operations of our enterprise business have been classified as discontinued operations in our statement of income for all periods presented through fiscal 2013. The discontinued operations are not material for fiscal 2014 and they have not been presented as discontinued operations in our statement of income for fiscal 2014. The following discussion focuses solely on results of continuing operations.

	Three Months Ended
	September 30,
Consolidated Statements of Income Data	2013	2012
	(in thousands)
Revenue:
Product	$19,291	$8,848
Services	25,005	33,674
Total revenue	44,296	42,522
Cost of revenue:
Product	9,309	4,268
Services	6,771	7,425
Total cost of revenue	16,080	11,693
Gross profit	28,216	30,829
Operating expenses:
Research and development	14,818	15,007
Sales and marketing	7,758	7,234
General and administrative	5,973	5,997
Total operating expenses	28,549	28,238
Operating income (loss)	(333)	2,591
Other income, net	282	422
Income (loss) before provision (benefit) for income taxes	(51)	3,013
Provision (benefit) for income taxes	(60)	792
Income from continuing operations, net of tax	9	2,221
Income from discontinued operations, net of tax	—	480
Net income	$9	$2,701

	Three Months Ended
	September 30,
	2013	2012
	(as a percentage of revenue)
Revenue:
Product	44%	21%
Services	56%	79%
Total revenue	100%	100%
Cost of revenue:
Product	21%	10%
Services	15%	17%
Total cost of revenue	36%	27%
Gross profit	64%	73%
Operating expenses:
Research and development	33%	35%
Sales and marketing	18%	17%
General and administrative	13%	14%
Total operating expenses	64%	66%
Operating income (loss)	(1)%	6%
Other income, net	1%	1%
Income (loss) before provision (benefit) for income taxes	—%	7%
Provision (benefit) for income taxes	—%	2%
Income from continuing operations, net of tax	—%	5%
Income from discontinued operations, net of tax	—%	1%
Net income	—%	6%

Comparison of the three months ended September 30, 2013 and 2012
Revenue.
Product revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. Product revenue increased 118% to $19.3 million in the three months ended September 30, 2013 from $8.8 million in the three months ended September 30, 2012. The increase in the comparable three month periods was due primarily to increased revenue from automotive navigation solutions we provide for Ford vehicles. In addition, product revenue in the three months ended September 30, 2013 and 2012 included $2.1 million and $0.7 million, respectively, of customized software revenue.
Services revenue. Services revenue consists primarily of revenue we derive from our mobile navigation services and mobile advertising. Services revenue decreased 26% to $25.0 million in the three months ended September 30, 2013 from $33.7 million in the three months ended September 30, 2012. The decrease in the comparable three month periods was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and USCC, a significant reduction in our fixed fee revenue from Sprint for bundled users, and a decrease in mobile navigation revenue internationally. These decreases were partially offset by growth in revenue from advertising network services. Accordingly, in the three months ended September 30, 2013, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $9.8 million, and the decrease was partially offset by an increase in advertising network services revenue of $1.5 million.
Revenue concentrations. In the three months ended September 30, 2013 and 2012, revenue from Ford represented 40% and 22% of our total revenue, respectively; revenue from AT&T represented 23% and 38% of our total revenue, respectively, and revenue from Sprint represented 15% and 19% of our total revenue, respectively. No other customer represented more than 10% of our total revenue in either period.
Subscription fees from our mobile navigation service, excluding premium navigation services, represented 47% and 73% of our total revenue in the three months ended September 30, 2013 and 2012, respectively. Revenue from our automotive navigation solutions represented 45% and 22% of our revenue in the three months ended September 30, 2013 and 2012, respectively. Revenue from our mobile advertising and premium navigation services represented 8% and 5% of our revenue in the three months ended September 30, 2013 and 2012, respectively.

We primarily sell our services in the United States. In the three months ended September 30, 2013 and 2012, revenue derived from U.S. sources represented 94% and 92% of our total revenue, respectively.
Cost of revenue.
Cost of product revenue. Our cost of product revenue increased 118% to $9.3 million in the three months ended September 30, 2013 from $4.3 million in the three months ended September 30, 2012, which was comparable to the 118% increase in product revenue. Our cost of product revenue increased in the comparable three month periods due primarily to an increase in third party content costs of $4.8 million, commensurate with the growth in our product revenue.
Cost of services revenue. Our cost of services revenue decreased 9% to $6.8 million in the three months ended September 30, 2013 from $7.4 million in the three months ended September 30, 2012. Cost of services revenue did not decline commensurate with the 26% decrease in services revenue for the comparable three month periods. Cost of services revenue was impacted by a decrease in third party content costs of $0.6 million as well as decreased customer support and data center costs, partially offset by increased amortization expense of $0.4 million, primarily related to the developed technology acquired from ThinkNear.
Gross profit. Our gross profit decreased to $28.2 million in the three months ended September 30, 2013 from $30.8 million in the three months ended September 30, 2012. Our gross margin decreased to 64% in the three months ended September 30, 2013 from 73% in the three months ended September 30, 2012. The decrease in gross margin in the comparable three month period was due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to Ford, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our acquisition of ThinkNear.
Research and development. Our research and development expenses decreased 1% to $14.8 million in the three months ended September 30, 2013 from $15.0 million in the three months ended September 30, 2012. The decrease in the comparable period was primarily due to decreased compensation and benefits costs associated with decreased average headcount, primarily in our China offices partially offset by the decrease in capitalization and deferral of software development costs. As a percentage of revenue, research and development expenses decreased to 33% in the three months ended September 30, 2013 from 35% in the three months ended September 30, 2012. The total number of research and development personnel decreased 24% to 446 at September 30, 2013 from 587 at September 30, 2012. A substantial portion of the decrease in personnel occurred in June 2013 in conjunction with our restructuring efforts. Although research and development personnel have decreased in the short-term, we expect research and development expenses will not reflect a proportionate decrease as we retain other research and development personnel in higher cost geographic areas. We also believe that as we continue to invest in expanding the navigation services we offer, establish relationships with new automotive manufacturers and OEMs and advertisers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will not change materially in absolute dollars.
Sales and marketing. Our sales and marketing expenses increased 7% to $7.8 million in the three months ended September 30, 2013 from $7.2 million in the three months ended September 30, 2012. The increase in the three months ended September 30, 2013 was primarily due to $0.4 million of expensed content licenses not incorporated in our technology. As a percentage of revenue, sales and marketing expenses increased to 18% in the three months ended September 30, 2013 from 17% in the three months ended September 30, 2012. The total number of sales and marketing personnel decreased 23% to 89 at September 30, 2013 from 115 at September 30, 2012. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars as we add sales personnel to support our advertising business.
General and administrative. Our general and administrative expenses were comparable at $6.0 million in the three months ended September 30, 2013 and 2012. In the comparable three month periods, legal costs decreased $0.6 million, offset by increased stock-based compensation of $0.4 million and increased compensation and benefits costs of $0.2 million. The total number of general and administrative personnel increased 6% to 73 at September 30, 2013 from 69 at September 30, 2012. As a percentage of revenue, general and administrative expenses decreased to 13% in the three months ended September 30, 2013 from 14% in the three months ended September 30, 2012. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.
Other income, net. Our other income, net was $282,000 in the three months ended September 30, 2013 and $422,000 in the three months ended September 30, 2012.
Income from discontinued operations, net of tax. Our income from discontinued operations, net of tax, was $480,000 in the three months ended September 30, 2012.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes, excluding discontinued operations, decreased to $(60,000) in the three months ended September 30, 2013 from $0.8 million in the three months ended September 30, 2012. Our effective tax rate, excluding discontinued operations, was 118% in the three months ended September 30, 2013 compared to 26% in the three months ended September 30, 2012. Our effective tax rate of 118% for the three months ended September 30, 2013 was higher than the tax computed at the U.S. federal statutory income tax rate due primarily to the exclusion of certain foreign income which is expected to be offset by loss carryforwards in the foreign jurisdiction.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2013 and June 30, 2013, our cumulative unrecognized tax benefits were $6.3 million and $6.3 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2013 is $4.8 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $349,000 and $314,000 accrued for the payment of interest and penalties at September 30, 2013 and June 30, 2013, respectively.

We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2011 through fiscal 2013 in the U.S., for fiscal 2008 through fiscal 2013 in state jurisdictions, and for fiscal 2007 through fiscal 2013 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Three Months Ended
	September 30,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(5,909)	$21,856
Net cash used in investing activities	(1,016)	(10,705)
Net cash used in financing activities	(3,039)	(2,749)
Effect of exchange rate changes on cash and cash equivalents	51	(7)
Net increase (decrease) in cash and cash equivalents	$(9,913)	$8,395
At September 30, 2013, we had cash, cash equivalents and short-term investments of $181.5 million, which primarily consisted of money market mutual funds, certificates of deposit, municipal securities, corporate bonds, and commercial paper held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2013, our accounts receivable balance was $26.6 million, of which Ford and AT&T represented 46% and 17%, respectively.

Our future capital requirements will depend on many factors, including our use of cash in fiscal 2014 to support our operations during our transition, our growth rate, if any, in fiscal 2015 and beyond, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to use cash in operating activities in fiscal 2014 and we may experience greater than expected cash usage in operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our wireless carrier customers were to elect not to market and distribute our mobile navigation services to end users; or our wireless carrier customers were to elect to lower the prices charged to their subscribers for our service. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by operating activities. Net cash provided by (used in) operating activities was $(5.9) million and $21.9 million in the three months ended September 30, 2013 and 2012, respectively. Cash provided by or used in operating activities has historically been affected by changes in our end user base and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the three months ended September 30, 2013, cash used in operating activities was the result of net income of $9,000, adjusted for non-cash charges for depreciation and amortization of $1.8 million, stock-based compensation of $2.5 million and accretion of net premium on short-term investments of $0.9 million, which was more than offset by $11.3 million from changes in our operating assets and liabilities. The changes in operating assets and liabilities resulted principally from an increase in restricted cash of $5.9 million and a decrease in deferred revenue of $4.0 million primarily as a result of Sprint ceasing to compensate us for services we provide to its customers through bundled offerings effective October 1, 2013. In the three months ended September 30, 2012, cash provided by operating activities was provided principally by net income of $2.7 million, adjusted for non-cash charges for depreciation and amortization of $1.9 million, and stock-based compensation of $1.4 million, partially offset by $14.8 million from changes in our operating assets and liabilities.
Net cash used in investing activities. Our investing activities used $1.0 million and $10.7 million during the three months ended September 30, 2013 and 2012, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment and internal software development costs. We expect to make additional purchases of property and equipment in future periods as we continue to invest in infrastructure, as well as replace equipment nearing the end of its service life. However, we are increasing our use of hosted data services in an effort to more efficiently scale operations, particularly with respect to our growing advertising business. In the three months ended September 30, 2013, cash used in investing activities was principally the result of purchases of short-term investments, net of proceeds from sales and maturities, of $0.6 million, and purchases of property and equipment of $0.3 million. In the three months ended September 30, 2012, cash used in investing activities was used principally for purchases of property and equipment of $0.5 million, purchases of short-term investments, net of sales and maturities, of $9.6 million, additions to capitalized software of $0.4 million.
Net cash used in financing activities. During the three months ended September 30, 2013 and 2012, we used cash in our financing activities of $3.0 million and $2.7 million, respectively, primarily to repurchase shares of our outstanding common stock under our stock repurchase programs. In the three months ended September 30, 2013, we utilized $3.1 million of cash to repurchase 538,835 shares of our common stock at an average purchase price of $5.81 per share, partially offset by proceeds from the exercise of stock options. In the three months ended September 30, 2012, we utilized $3.0 million of cash to repurchase shares of our common stock, partially offset by proceeds from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of September 30, 2013, we had an aggregate of $38.8 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $38.8 million of future minimum commitments were comprised of $12.2 million due in fiscal 2014; $6.6 million due in fiscal 2015; $4.9 million due in fiscal 2016; $4.5 million due in fiscal 2017; $4.3 million due in fiscal 2018, and $6.3 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the RMB. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. As of September 30, 2013, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On November 17, 2009, WRE-Hol, LLC, or WRE-Hol, filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses and other relief. WRE-Hol later sought to add claims against us and certain of our founders, alleging misappropriation of trade secrets, breach of contract, and wrongful patent inventorship. On April 27, 2010, we filed a reexamination request for all of the claims of the asserted patent before the U.S. Patent and Trademark Office, or PTO. In the reexamination, the PTO rejected 44 of the 51 patent claims and confirmed the remaining seven claims. We filed a separate reexamination request with the PTO for the seven confirmed claims. As result of the Examiner's initial findings in that proceeding, WRE-Hol canceled all but one of the patent claims. We also filed an appeal to challenge some of the findings of the earlier reexamination. On April 18, 2013 the Patent Trial and Appeal Board ruled in our favor on the appeal, rejecting all seven of the remaining claims. On September 27, 2013 the parties agreed to dismiss the lawsuit. The dismissal was entered by the Court on September 30, 2013.
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the Court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, and asked the Court to postpone the rest of the case schedule pending the resolution of these potentially case-dispositive motions. The defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the Court granted AT&T and our motion for summary judgment of noninfringement. While the Court's ruling appears to be dispositive of plaintiff's claims, plaintiff is appealing the district court's claim construction and summary judgment ruling. The appeal is currently ongoing in the U.S. Court of Appeals for the Federal Circuit. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a patent infringement lawsuit against us, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff has indicated its intent to appeal this finding. In light of the reexamination and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case will remains stayed and administratively closed unless the plaintiff obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”). After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed while the PTO completed its reexamination of the validity of the patents at issue. The PTO has concluded its reexamination of one of the patents, confirming the validity of only two of its asserted claims. EMSAT agreed to limit the suit with T-Mobile to those two patent claims. Accordingly, in September 2013 the Court lifted the stay in the suit against T-Mobile and the trial is currently set for March 2015. The suits involving Alltel and Sprint remain stayed. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement and the amount of our contribution was not material; however, there continues to be a disagreement as to whether any additional amounts are owed to AT&T for legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.
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
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products were introduced in fiscal 2010 in a limited number of vehicles and just recently reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 40% and 22% of our revenue in the three months ended September 30, 2013 and 2012, respectively. We expect that Ford and other OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines and our other sources of revenue, such as advertising, have not become material. In addition, our revenue could decline if Ford increased the cost to consumers of our navigation product or reduced the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles falls below forecast due to competition or global macro-economic conditions. Our contract with Ford expires in May 2014, and may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after May 2014, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. It is possible but unlikely that Ford will elect not to renew our agreement as this will leave them with no solution for millions of vehicles which are expected to be shipped with Ford SYNC from May 2014 onwards.
Our current relationship with Ford provides for a different revenue model than has historically been associated with our wireless carrier business. For on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. In addition we recognize royalties earned from our on-board solutions generally as the software is reproduced for installation in vehicles. We have little experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford and Delphi as customers our revenue will decline.
We may not be successful in generating material revenue from automotive manufacturers and OEMs other than Ford and our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive navigation revenue.

We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties. Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile OEMs, these relationships with OEMs, such as Delphi Automotive Systems LLC, or Delphi, may not produce significant revenue if the OEMs products are launched in limited models or due to competition from third parties. Our ability to attract automobile manufacturers may also be limited if the OEMs chosen to provide navigation services have existing relationships with other navigation vendors or provide their own solutions. Some automobile manufacturers or OEMs may be reluctant to select our products for their worldwide platform due to the concentration of our mobile navigation business in North America and our relative lack of experience with connected mobile navigation in other geographies.
Delphi's new, connected infotainment system, which integrates white label versions of our Scout for Cars on-board automotive platform, was introduced in model year 2013 vehicles for North America by General Motors. During the three months ended September 30, 2013, Scout for Cars was launched with maps covering 18 countries, including South America, Australia, and the Middle East. Delphi also plans to distribute our product in China with a major Chinese auto manufacturer in the coming fiscal year. Even if we retain Delphi as a customer, automobile manufacturers may not elect to purchase Delphi's navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. If so, we may be unable to build a direct relationship with a given automobile manufacturer or with a different OEM.
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
The design and sales cycle for on-board or off-board automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers. As a result, we may not be able to achieve significant revenue from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle.

As we have limited experience in the automotive navigation market, we also may not price our solutions in such a way that is profitable for us and enables us to recoup the development expenses we incurred to provide such solutions in the time we expect or at all. Development schedules for automotive navigation products are difficult to predict, and there can be no assurance that we will achieve timely delivery of these products to our customers. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing fees outside of the traditional on-board navigation service model. Our map, POI and other content costs for our automobile navigation solutions are higher than those we have historically paid for our mobile phone-based navigation services. If we are unable to improve our margins, we may not be able to operate our automobile navigation business profitably. If we fail to achieve revenue growth in any of our automotive navigation solutions (whether on-board, off-board or other), we may be unable to achieve the benefits of revenue diversification. In addition, our third party content suppliers, HERE and TomTom, are also becoming competitors with their own navigation services offerings.
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
Two wireless carrier customers have accounted for a large but declining portion of our revenue and if we are unable to replace this revenue with other revenue from these wireless carriers or third parties, our revenue and net income would be adversely affected.
We have been substantially dependent on two wireless carrier customers for a large portion of our revenue. In the three months ended September 30, 2013 and 2012, AT&T represented 23% and 38% of our total revenue, respectively. AT&T is not required to offer our navigation services. Our agreement with AT&T expires in March 2014 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Even if AT&T continues to renew our agreement, we may not receive material revenue from AT&T if its subscribers do not continue to purchase our navigation services. In fiscal 2013, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2014 and possibly beyond.
In the three months ended September 30, 2013 and 2012, Sprint represented 15% and 19% of our revenue, respectively. For bundled navigation services, Sprint paid us a fixed fee through September 30, 2013 regardless of the number of subscribers (up to specified thresholds). Commencing on October 1, 2013, Sprint no longer bundles our navigation services and Sprint’s subscribers who previously had access to our services through the bundles are required to incur monthly recurring charges or purchase our navigation applications through application stores. We anticipate that we will not receive meaningful revenue from Sprint after September 30, 2013 and we believe our financial condition and results of operations will be materially and adversely affected during fiscal 2014 and possibly beyond. Although we continue to receive premium subscription fees from Sprint customers, we believe that our revenue will decline substantially and our other sources of revenue from Sprint will not offset the shortfall in the near term.

We anticipate that some Sprint customers may be inconvenienced by the requirement to move to a monthly recurring charge navigation package or download our application through an application store. If these subscribers hold us responsible for this inconvenience, our reputation and prospects of retaining those subscribers and converting them into paying mobile navigation customers may be harmed.
We provide freemium navigation to compete with free offerings and we may not be successful with these new products or convert “free” users to paid users.
We provide freemium personalized navigation apps on the Apple App Store, the Google Play marketplace, Microsoft Windows Marketplace and through other marketplaces and our wireless carrier partners. Freemium offerings are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising. We may not achieve substantial end user acceptance of these products, and even if end users download and use the freemium products, we may not be successful in converting those “free” users into paid users, particularly since we have begun to offer voice-guided navigation in our freemium offerings. Our freemium offerings offer planning features and other features unrelated to pure navigation that we do not have substantial experience in designing or marketing. These features may deter users who are looking for a pure navigation offering. We have limited experience in marketing our products and services directly to end users or generating advertising revenue. To the extent that our number of active subscribers is low, we may not be able to fulfill sufficient advertising orders to generate meaningful advertising revenue from a freemium model. Bad reviews from end users who dislike our freemium offerings may dissuade other end users from downloading our freemium offerings or converting to paid users. We may not be successful in gaining visibility among end users without incurring significant expenses to market our products and services to those users. In addition, we do not have experience in converting users of free applications to paid users or in generating revenue from full featured products solely through advertising revenue. If we are unable to achieve high visibility among end users on a cost effective basis or fail to convince those end users to convert to paid products and revenue producing services, we may be unable to sustain our revenue and we may incur losses in the future.
We may not successfully generate advertising revenue as a result of our acquisition of ThinkNear or from our navigation services if we are unable to attract and retain advertisers.
Although we began providing advertising to some of our end users in 2010, to date, we have not generated material revenue from advertising. In October 2012, we acquired ThinkNear, a privately held California-based hyper-local mobile advertising company. In order to grow our advertising business, we need to identify and attract a sufficient number of advertisers for the available ad placements in our navigation services or through display ads offered by Thinknear. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  To date, we have had to demonstrate to prospective advertisers the benefits of placing advertisements in driving routes or with local searches as there is not a widely accepted belief that end user impressions or unique “drive to” cost per action advertising in a navigation setting are more likely to result in a purchase. We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of advertising in our navigation services. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation.
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

We expect that we will incur losses in fiscal 2014 and future periods, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net income was less than 1% and 6% in the three months ended September 30, 2013 and 2012, respectively. Our revenue from paid wireless carrier mobile navigation has declined and we expect it to continue to do so. Our gross margin has declined to 64% in the three months ended September 30, 2013 from 73% in the three months ended September 30, 2012 due primarily to the increased proportion of product revenue contributed from our on-board automotive navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. Due to the lengthy design cycle in automotive navigation and the early nature of our advertising business, we anticipate that we will incur a net operating loss in fiscal 2014, for the first time since 2007 as we do not expect to reduce our expenditures proportionately with the anticipated decline in revenue. Although we received revenue for bundled offerings from Sprint in the first quarter of fiscal 2014, that revenue terminated on September 30, 2013 and we do not expect to be able to replace it in the short term.
Although we are working to replace wireless carrier revenue, efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 months to 24 months and in order to win designs and achieve revenue from this growth area, we have to make investments two to four years before we anticipate receiving revenue, if any. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with employees in higher cost geographic areas who have different skills. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2014. Furthermore, our investments and expenditures may not result in the growth that we anticipate. In the event we decide to reduce expenses in the future, we may not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the transition away from paid carrier navigation to freemium offerings for mobile phone based navigation services;

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free;

•	the ability of automobile manufacturer customers to sell automobiles equipped with our products;

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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps product for mobile devices based on the Android operating system platform, and recently introduced a similar new product for the iOS platform. Apple offers proprietary maps and voice-guided turn by turn directions as part of its iOS 6 operating system release and Nokia, provides a download for its latest version of Nokia Maps on its smartphones which also provides voice-guided turn by turn navigation functions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. We also do not know what the effect of the acquisition of Nokia’s mobile phone business by Microsoft will have on competition in the mobile navigation market. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, like Sprint did, or alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they feel that free (brought-in) offerings are adequate and may not purchase our solutions with their new cars.

Our primary competitors include location service providers such as Apple, Google (including Waze), Microsoft, Nokia, TeleCommunication Systems, or TCS, Intel Corporation, or Intel, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Apple, Mapquest, Inc., or Mapquest, Google, Microsoft, Yahoo!, Inc., or Yahoo, Yelp Inc., or Yelp, Foursquare Labs, Inc., or Foursquare, and Fullpower Technologies, Inc. (MotionX), or Fullpower; and wireless carriers and communication solutions providers developing their own location services. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as Robert Bosch GmbH, or Bosch, Garmin, TomTom and NNG LLC, or Nav N Go, as well as other competitors such as Google, Microsoft and TCS. In our advertising business, we compete against mobile platform providers, including Google, Apple, and Millennial Media, Inc., or Millennial Media, among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
Wireless carriers, including those with which we have existing relationships, may decide not to offer our services and may enter into preferred relationships with one or more of our competitors. While our navigation services may still be available to customers of those wireless carriers as downloads from application stores, sales of our navigation services would likely be much more limited than if our navigation services were preloaded as a white label service actively marketed by the carrier or were included as part of a bundle of services. For example, commencing October 1, 2013 Sprint discontinued bundling of our mobile navigation services in its plans, which will cause our revenue from Sprint subscribers to decline substantially as we do not expect most of those subscribers to purchase a subscription to our services through Sprint or an application store. Our inability to offer our navigation services through a white label offering or as part of a bundle on popular mobile phones would harm our operating results and financial condition.
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
Although revenue in absolute dollars from sources other than mobile navigation rose in all periods presented, revenue from our mobile navigation services, excluding premium navigation services, declined from 73% of our revenue in the three months ended September 30, 2012 to 47% of our revenue in the three months ended September 30, 2013. Although some of our other sources of revenue such as automotive navigation and advertising are growing, in the near term we anticipate that we will not be able to replace the revenue previously generated from Sprint in the short-term. We have experienced a reduction of revenue from mobile navigation, partially as a result of increased competition from free and other low cost offerings and from the renegotiation of agreements with our wireless carrier customers. In addition, certain of our wireless carriers have experienced a reduction in the number of navigation subscribers, who have moved to freemium or free offerings. If subscriptions for our navigation services at our remaining wireless carrier customers were to decline more rapidly than we expect, our revenue would be substantially harmed. Any increase in our revenue from our automotive navigation, mobile advertising and premium navigation services will likely not be sufficient to replace our declining wireless carrier revenue in the short-term, if at all. If we were unable to offset declining revenue from mobile navigation by increasing the amount of revenue that our other services and products represent, our business, operating results and financial condition would be harmed.
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
We currently receive a significant amount of our revenue from monthly subscription fees paid by wireless carrier customers who bill their subscribers for our services on a standalone or bundled basis. As we expanded our navigation service offerings to enable end users to purchase our services from application stores, we modified our revenue model to include an annual fee for services, which has resulted in, and we anticipate will continue to result in, lower gross margins and potentially larger net losses. In addition, as we expand into the automotive navigation market, we expect that the gross profit margins will continue to be lower than our historical gross profit margins. As we expand into mobile advertising and premium navigation services or other markets for location services, we may be required to adopt new pricing models and may incur cost of revenue substantially different than that which we have experienced historically due in part to third party content costs. These different pricing models and increased costs of revenue may result in declines in our gross margins, and we may incur larger net losses.
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
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors TomTom and Nokia, respectively. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us.
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
We also use our proprietary provisioning and reporting system to record and report royalties we owe to third party providers of content used by end users in connection with our services. Certain of the third party content providers have the right to audit our use of their services and, if we were found to have under or incorrectly reported usage, we may be required to pay the third party content providers for the actual usage, as well as interest and the cost of the audit. Any significant error in our recording and payment of royalties to our third party content providers could have a material and adverse effect on our financial results. We may also incur losses as a result of any significant error.
Network failures, disruptions or capacity constraints in our third party data center facilities or in our servers or other cloud servers could affect the performance of our navigation services and harm our reputation and our revenue.
Our navigation services are provided through a combination of our servers, which we house at third party data centers, the public Internet and the private and wireless networks of our wireless carrier customers. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the San Francisco Bay Area and the Sacramento, California area, Oregon, and Virginia, and we use a cloud provider for certain navigation and advertising network services. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete and open additional data centers, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier customers, increases in the number of our end users or increases in data traffic.
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
As of September 30, 2013, we had international operations in China, Mexico and Brazil. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 94% and 92% of our total revenue for the three months ended September 30, 2013 and 2012, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
The occurrence of any one of these risks could negatively affect our international business and, consequently, our operating results. Additionally, operating in international markets requires significant management attention and financial resources. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability and we may incur larger losses as a result.
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
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space and recently Nokia, which had its own navigation service and owns HERE, announced that its mobile phone business would be acquired by Microsoft. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. We may not be able to expand our map suppliers to offset increases in our cost of goods if we lose a map data supplier.
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
Our effective tax rate may increase or fluctuate, which could reduce our anticipated income tax benefit in fiscal 2014.
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may increase or fluctuate for a variety of reasons, including:
•changes in forecasted annual operating income or loss;

•	changes in relative proportions of revenue and income or loss before taxes in the various jurisdictions in which we operate;
•changes to the valuation allowance on net deferred tax assets;

•
changes to actual or forecasted permanent differences between book and tax reporting, including the tax effects of purchase accounting for acquisitions and non-recurring charges which may cause fluctuations between reporting periods;

•impacts from any future tax settlements with state, federal or foreign tax authorities;

•	impacts from changes in tax laws, regulations and interpretations in the jurisdictions in which we operate, as well as the requirements of certain tax rulings;
•impacts from acquisitions and related integration activities; or
•impacts from new FASB requirements.
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period. At the end of the reporting period we assessed our deferred tax assets and determined that it was more likely than not that we would be able to realize approximately $5.4 million of deferred tax assets based upon our forecast of future taxable income, the ability to carryback losses within the carryback period, and other relevant factors. In the event deferred tax assets cannot be realized based on the forecast of future taxable income and the ability to carryback losses within the carryback period, our effective tax rate would be negatively impacted.
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
We have received, and expect to receive in the future, demands for indemnification under these agreements. These demands can be very expensive to settle or defend, and we have in the past incurred substantial legal fees and settlement costs in connection with certain of these indemnity demands. Furthermore, we have been notified by several customers that they have been named as defendants in certain patent infringement cases for which they may seek indemnification from us. See the section entitled “Legal Proceedings.” These indemnity demands remain outstanding and unresolved as of the date of this Form 10-Q. Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to the current or future notifications, could materially harm our business, operating results and financial condition.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 33.6% of our common stock outstanding as of September 30, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2013	182,877	$5.81	182,877	$6,835,558
August 1 – August 31, 2013	188,254	$5.74	188,254	$5,754,183
September 1 – September 30, 2013	167,704	$5.89	167,704	$4,767,081
Total	538,835	$5.81	538,835	$4,767,081

(1)
The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us on March 18, 2013 that expires on March 14, 2014, under which our board of directors authorized us to purchase shares of our common stock up to an aggregate of $10.0 million, inclusive of broker fees.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.22+
Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.
Filed herewith
10.16.23+
Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).
Filed herewith
10.26.14+	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	November 8, 2013	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	November 8, 2013	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.22+
Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.
Filed herewith
10.16.23+
Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).
Filed herewith
10.26.14+	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS*	XBRL Instance Document	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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