Form 10-Q
period 2013-12-31
Telenav, Inc.
filed 2014-02-06
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2013

or

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
As of December 31, 2013, there were approximately 38,655,896 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2013	June 30, 2013*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,202	$25,787
Short-term investments	138,425	165,898
Accounts receivable, net of allowances of $220 and $241 at December 31, 2013 and June 30, 2013	25,947	28,193
Deferred income taxes	1,362	867
Restricted cash	13,632	2,668
Prepaid expenses and other current assets	12,313	11,113
Total current assets	228,881	234,526
Property and equipment, net	10,181	11,753
Deferred income taxes, non-current	5,341	3,771
Goodwill and intangible assets, net	17,796	18,805
Other assets	4,313	4,814
Total assets	$266,512	$273,669
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,091	$1,604
Accrued compensation	8,568	8,855
Accrued royalties	5,164	9,833
Other accrued expenses	24,640	16,729
Deferred revenue	2,465	7,025
Income taxes payable	49	95
Total current liabilities	41,977	44,141
Deferred rent, non-current	8,215	8,884
Other long-term liabilities	6,906	6,180
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 38,656 shares and 39,342 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	39	40
Additional paid-in capital	119,968	118,193
Accumulated other comprehensive income	572	373
Retained earnings	88,835	95,858
Total stockholders’ equity	209,414	214,464
Total liabilities and stockholders’ equity	$266,512	$273,669

* Derived from audited consolidated financial statements as of and for the year ended June 30, 2013
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue:
Product	$18,367	$14,542	$37,658	$23,390
Services	18,794	32,687	43,799	66,361
Total revenue	37,161	47,229	81,457	89,751
Cost of revenue:
Product	9,367	9,103	18,676	13,371
Services	5,823	8,178	12,594	15,603
Total cost of revenue	15,190	17,281	31,270	28,974
Gross profit	21,971	29,948	50,187	60,777
Operating expenses:
Research and development	14,315	14,298	29,133	29,305
Sales and marketing	7,910	7,577	15,668	14,811
General and administrative	6,755	7,379	12,728	13,376
Total operating expenses	28,980	29,254	57,529	57,492
Operating income (loss)	(7,009)	694	(7,342)	3,285
Other income, net	1,121	614	1,403	1,036
Income (loss) from continuing operations before provision (benefit) for income taxes	(5,888)	1,308	(5,939)	4,321
Provision (benefit) for income taxes	(1,891)	890	(1,951)	1,682
Income (loss) from continuing operations, net of tax	(3,997)	418	(3,988)	2,639
Income from discontinued operations, net of tax	—	486	—	966
Net income (loss)	$(3,997)	$904	$(3,988)	$3,605

Basic income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.10)	$0.01	$(0.10)	$0.06
Income from discontinued operations, net of tax	$—	$0.01	$—	$0.02
Net income (loss)	$(0.10)	$0.02	$(0.10)	$0.09
Diluted income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.10)	$0.01	$(0.10)	$0.06
Income from discontinued operations, net of tax	$—	$0.01	$—	$0.02
Net income (loss)	$(0.10)	$0.02	$(0.10)	$0.08
Weighted average shares used in computing net income (loss) per share:
Basic	38,508	40,895	38,660	41,103
Diluted	38,508	42,768	38,660	42,833

Stock compensation expense included above:
Cost of revenue	$30	$39	$66	$76
Research and development	1,063	889	2,072	1,528
Sales and marketing	769	633	1,466	992
General and administrative	801	616	1,542	1,001
Total stock compensation expense	$2,663	$2,177	$5,146	$3,597
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income (loss)	$(3,997)	$904	$(3,988)	$3,605
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(6)	(38)	45	(45)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	101	(18)	240	146
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	(67)	(44)	(86)	(53)
Net increase (decrease) from available-for-sale securities, net of tax	34	(62)	154	93
Other comprehensive income (loss), net of tax:	28	(100)	199	48
Comprehensive income (loss)	$(3,969)	$804	$(3,789)	$3,653

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2013	2012
Operating activities
Net income (loss)	$(3,988)	$3,605
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,424	4,255
Amortization of net premium on short-term investments	1,904	2,217
Stock-based compensation expense	5,146	3,597
Loss due to impairment	—	409
Loss on disposal of property and equipment	14	—
Bad debt expense	59	—
Excess tax benefits from employee stock option plans	259	(1)
Changes in operating assets and liabilities:
Accounts receivable	2,187	518
Deferred income taxes	(2,065)	1,109
Prepaid expenses and other current assets	(1,200)	2,055
Restricted cash	(10,964)	(2,668)
Other assets	405	(2,548)
Accounts payable	(562)	(1,183)
Accrued compensation	(287)	1,396
Accrued royalties	(4,669)	4,341
Accrued expenses and other liabilities	9,059	8,629
Income taxes payable	(301)	4
Deferred rent	(650)	1,159
Deferred revenue	(4,573)	14,914
Net cash provided by (used in) operating activities	(6,802)	41,808
Investing activities
Purchases of property and equipment	(540)	(1,157)
Additions to capitalized software	—	(607)
Purchases of short-term investments	(41,820)	(73,589)
Purchase of long-term investments	(600)	(650)
Proceeds from sales and maturities of short-term investments	67,543	78,953
Acquisition, net of cash acquired	—	(18,254)
Net cash provided by (used in) investing activities	24,583	(15,304)
Financing activities
Proceeds from exercise of stock options	638	1,374
Repurchase of common stock	(6,277)	(12,004)
Tax withholdings related to net share settlements of restricted stock units	(513)	—
Excess tax benefits from employee stock option plans	(259)	1
Net cash used in financing activities	(6,411)	(10,629)
Effect of exchange rate changes on cash and cash equivalents	45	(45)
Net increase in cash and cash equivalents	11,415	15,830
Cash and cash equivalents, at beginning of period	25,787	6,920
Cash and cash equivalents, at end of period	$37,202	$22,750
Supplemental disclosure of cash flow information
Income taxes paid (refunded), net	$220	$(1,722)
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of legal ownership, there exists a parent-subsidiary relationship between Telenav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses and profits of Jitu. The results of Jitu did not have a material impact on our overall operating results for the three and six months ended December 31, 2013 and 2012.
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
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company, or Ford, comprised 46% and 32% of revenue for the three months ended December 31, 2013 and 2012, respectively, and 43% and 27% of revenue for the six months ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and June 30, 2013, receivables due from Ford were 41% and 45% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 26% and 31% of revenue for the three months ended December 31, 2013 and 2012, respectively, and 25% and 34% of revenue for the six months ended December 31, 2013 and 2012, respectively. Receivables due from AT&T were 24% and 23% of total accounts receivable at December 31, 2013 and June 30, 2013, respectively. Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 3% and 18% of revenue for the three months ended December 31, 2013 and 2012, respectively, and 9% and 18% of revenue for the six months ended December 31, 2013 and

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

2012, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.
Our map and points of interest, or POI, data have been provided principally by TomTom North America, Inc., or TomTom, and HERE North America, LLC, a Nokia company, or HERE, in the three and six months ended December 31, 2013 and 2012. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of December 31, 2013 and June 30, 2013, we had restricted cash of $13.6 million and $2.7 million, respectively, on our consolidated balance sheets. As of December 31, 2013, restricted cash is comprised of a $10.9 million overpayment from a customer that will be refunded, and $2.7 million of cash withheld and deposited in escrow related to our acquisition of Thinknear. In January 2014, the $2.7 million of restricted cash held in escrow was paid to Thinknear stockholders.
Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, during the six months ended December 31, 2013, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2013	$270	$103	$373
Other comprehensive income before reclassifications, net of tax	45	240	285
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	(86)	(86)
Other comprehensive income, net of tax	45	154	199
Balance, net of tax as of December 31, 2013	$315	$257	$572

The amount reclassified from accumulated other comprehensive income (loss), net of tax, was determined using the specific identification method and the amount was included in other income, net, for the six months ended December 31, 2013, and 2012, respectively.

The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material for the six months ended December 31, 2013.
Long-term investments

As of December 31, 2013, our investments in privately-held companies were $2.1 million. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-method investments are carried at historical cost in our condensed consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-method investments for impairment. As of December 31, 2013, no event had occurred that would adversely affect the carrying value of these investments, therefore, no fair value estimates of the cost-method investments were required. We did not record any impairment charges for these cost-method investments during the six months ended December 31, 2013 and 2012.

During the three months ended December 31, 2013, we recorded a $0.8 million gain in other income, net from the sale of an investment in a privately-held company.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Recent accounting pronouncements
In February 2013, the Financial Accounting Standards Board, or, FASB, issued amended guidance on how to report the effect of significant reclassifications out of accumulated other comprehensive income. We adopted this guidance effective July 1, 2013 and the adoption of this guidance did not have a material effect on our consolidated financial statements.

In June 2013, the FASB ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  We will adopt this amendment beginning in the first quarter of fiscal 2015.  The result of adoption may be to reclassify certain long term liabilities for uncertain income tax positions to reduce the carrying value of long term deferred tax assets. However, the adoption is not expected to result in a material change to the tax provision.  We do not believe that the impact on our consolidated financial statements will be significant.

2.	Net income (loss) per share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock units and restricted common stock using the treasury-stock method.
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Income (loss) from continuing operations, net of tax	$(3,997)	$418	$(3,988)	$2,639
Income from discontinued operations, net of tax	—	486	—	966
Net income (loss)	$(3,997)	$904	$(3,988)	$3,605
Shares used in computing net income (loss) per share:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	38,508	40,895	38,660	41,103
Diluted:
Weighted average common shares used in computing basic net income (loss) per share	38,508	40,895	38,660	41,103
Add weighted average effect of dilutive securities:
Stock options	—	1,736	—	1,698
Restricted common stock and restricted stock units	—	137	—	32
Weighted average common shares used in computing diluted net income (loss) per share	38,508	42,768	38,660	42,833
Basic income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.10)	$0.01	$(0.10)	$0.06
Income from discontinued operations, net of tax	$—	$0.01	$—	$0.02
Net income (loss)	$(0.10)	$0.02	$(0.10)	$0.09
Diluted income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.10)	$0.01	$(0.10)	$0.06
Income from discontinued operations, net of tax	$—	$0.01	$—	$0.02
Net income (loss)	$(0.10)	$0.02	$(0.10)	$0.08

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

The following outstanding shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Stock options	5,935	1,982	5,935	2,501
Restricted stock units	3,048	—	3,048	794
Restricted common stock	228	758	228	—
Total	9,211	2,740	9,211	3,295

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three and six months ended December 31, 2013 and 2012.
Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$35,311	$—	$—	$35,311
Cash equivalents:
Money market mutual funds	1,891	—	—	1,891
Total cash equivalents	1,891	—	—	1,891
Total cash and cash equivalents	37,202	—	—	37,202
Short-term securities:
Certificates of deposit	1,000	1	—	1,001
Municipal securities	112,097	335	(3)	112,429
Commercial paper	3,398	1	—	3,399
Corporate bonds	21,535	65	(4)	21,596
Total short-term investments	138,030	402	(7)	138,425
Cash, cash equivalents and short-term investments	$175,232	$402	$(7)	$175,627

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$23,546	$—	$—	$23,546
Cash equivalents:
Money market mutual funds	2,241	—	—	2,241
Total cash equivalents	2,241	—	—	2,241
Total cash and cash equivalents	25,787	—	—	25,787
Short-term investments:
Certificates of deposit	1,000	3	—	1,003
Municipal securities	148,888	242	(137)	148,993
Commercial paper	3,389	2	—	3,391
Corporate bonds	12,462	58	(9)	12,511
Total short-term investments	165,739	305	(146)	165,898
Cash, cash equivalents and short-term investments	$191,526	$305	$(146)	$191,685

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2013 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$59,482	$59,620
Due within two years	58,334	58,536
Due after two years	20,214	20,269
Total	$138,030	$138,425

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of December 31, 2013, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at December 31, 2013 (in thousands):

	Fair Value Measurements at December 31, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$1,891	$1,891	$—	$—
Total cash equivalents	1,891	1,891	—	—
Short-term investments:
Certificates of deposit	1,001	—	1,001	—
Municipal securities	112,429	—	112,429	—
Commercial paper	3,399	—	3,399	—
Corporate bonds	21,596	—	21,596	—
Total short-term investments	138,425	—	138,425	—
Cash equivalents and short-term investments	$140,316	$1,891	$138,425	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2013 (in thousands):

	Fair Value Measurements at June 30, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$2,241	$2,241	$—	$—
Total cash equivalents	2,241	2,241	—	—
Short-term investments:
Certificates of deposit	1,003	—	1,003	—
Municipal securities	148,993	—	148,993	—
Commercial paper	3,391	—	3,391	—
Corporate bonds	12,511	—	12,511	—
Total short-term investments	165,898	—	165,898	—
Cash equivalents and short-term investments	$168,139	$2,241	$165,898	$—
Amortization of net premium on short-term investments totaled $1.9 million and $2.2 million in the six months ended December 31, 2013 and 2012, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the six months ended December 31, 2013 and 2012, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2013 or June 30, 2013.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

5.	Commitments and contingencies
Operating lease and purchase obligations
As of December 31, 2013, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments due by period
	Total	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter
Operating lease obligations, net of sublease income	$31,040	$6,348	$4,738	$4,763	$4,647	$4,294	$6,250
Purchase obligations	4,341	2,058	2,070	213	—	—	—
Total contractual obligations	$35,381	$8,406	$6,808	$4,976	$4,647	$4,294	$6,250
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the Court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, and asked the Court to postpone the rest of the case schedule pending the resolution of these potentially case-dispositive motions. The defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the Court granted AT&T and our motion for summary judgment of noninfringement. While the Court's ruling appears to be dispositive of plaintiff's claims, plaintiff is appealing the district court's claim construction and summary judgment ruling. The appeal is currently ongoing in the U.S. Court of Appeals for the Federal Circuit, with the oral argument scheduled for March 3, 2014. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. Plaintiff has indicated its intent to appeal this finding. In light of the reexamination and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case will remain stayed and administratively closed unless the patentee obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On November 22, 2013, Bay Area Surgical Group, Inc., Knowles Surgery Center, LLC, National Ambulatory Surgery Center, LLC, Los Altos Surgery Center, LP, Forest Ambulatory Surgical Associates, LP, and SOAR Surgery Center, LLC filed a

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

lawsuit against Aetna Life Insurance Company and approximately 300 Aetna health plan sponsors, including Telenav, Inc. in the U.S. District Court for the Northern District of California. The complaint alleges that Aetna and the co-defendants failed to properly pay benefits and administer claims and provide the requested documents mandated by the Employee Retirement Income Security Act of 1974 (“ERISA”). Telenav has authorized Aetna to defend the matter on Telenav’s behalf at Aetna’s expense. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”) in the U.S. District Court for the Northern District of Ohio. After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed while the PTO completed its reexamination of the validity of the patents at issue. The PTO has concluded its reexamination of two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. At this time, all patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product have been cancelled during reexamination . EMSAT agreed to limit the suit with T-Mobile to the two patent claims confirmed during reexamination. Accordingly, in September 2013 the Court lifted the stay in the suit against T-Mobile. The suits involving Alltel and Sprint remain stayed. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC, or Tendler, in the U.S. District Court for the Eastern District of Texas. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement and the amount of our contribution was not material; however, there continues to be a disagreement as to whether any additional amounts are owed to AT&T for legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.
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
Under our 2002 Executive Stock Option Plan, 2009 Equity Incentive Plan and 2011 Stock Option and Grant Plan, eligible employees, directors and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units through the receipt of such awards as authorized by our board of directors. In addition, we have granted restricted common stock in connection with certain acquisitions.
A summary of our stock option activity is as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2013	6,577
Granted	9
Exercised	(153)
Canceled	(498)
Options outstanding as of December 31, 2013	5,935
Information regarding stock options outstanding at December 31, 2013 is summarized below (in thousands except per share amounts):

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	5,935	$5.64	5.91	$9,730
Options vested and expected to vest	5,790	$5.60	5.86	$9,689
Options exercisable	4,235	$5.04	5.17	$9,215
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands):

	Number of Shares	Weighted average remaining contractual life (years)	Aggregate intrinsic value
RSUs outstanding as of June 30, 2013	2,032
Granted	1,468
Vested	(254)
Canceled	(198)
RSUs outstanding as of December 31, 2013	3,048	2.02	$20,088
RSUs expected to vest as of December 31, 2013	2,570	1.92	$16,934

During the six months ended December 31, 2013, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 1,573,651 shares. As of December 31, 2013 and June 30, 2013, there were a total of approximately 1,729,000 and 852,000 shares available for grant under our stock option and equity incentive plans, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Stock option awards	$1,025	$1,469	$2,284	$2,790
RSU awards	1,182	300	1,950	399
Restricted common stock	456	408	912	408
Total stock-based compensation expense	$2,663	$2,177	$5,146	$3,597
We use valuation pricing models to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock option awards granted were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Expected volatility	—%	73%	62%	73%
Expected term (in years)	—	4.76	4.45	4.80
Risk-free interest rate	—%	0.71%	1.44%	0.69%
Dividend yield	—	—	—	—

No stock option awards were granted during the three months ended December 31, 2013.

8.	Stock repurchase program
On March 18, 2013, we announced that our Board of Directors authorized a program for the repurchase of up to $10.0 million of our shares of common stock through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $6.3 million of cash to repurchase 1,008,126 shares of our common stock at an average purchase price of $6.23 per share during the six months ended December 31, 2013. As of December 31, 2013, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $1.6 million.
The repurchased shares are retired and designated as authorized but unissued shares. The timing and amount of repurchase transactions under our stock repurchase program depend on market conditions and other considerations. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the six months ended December 31, 2013, we reduced common stock and APIC by an aggregate of $3.3 million and charged $3.0 million to retained earnings.

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate, excluding discontinued operations, was 33% and 39% for the six months ended December 31, 2013 and 2012, respectively. Our effective tax rate, excluding discontinued operations, of 33% which resulted in the recognition of a tax benefit for the six months ended December 31, 2013 was lower than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to nondeductible stock compensation and nondeductible expenses partially offset by exempt interest income and research and development credits.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of December 31, 2013 and June 30, 2013, our cumulative unrecognized tax benefits were $6.3

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

million. Included in the balance of unrecognized tax benefits at December 31, 2013 and June 30, 2013 was $4.8 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $392,000 and $314,000 for the payment of interest and penalties at December 31, 2013 and June 30, 2013, respectively.
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
We record a valuation allowance to reduce our net deferred tax assets to the amount that it is more likely than not to be realized in future periods. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.
Based on the information available at December 31, 2013, our conclusion is that most of our US and a portion of  our state deferred tax assets are realizable. We continue to monitor and evaluate the realizability on a quarterly basis.  If it is determined that it is not more likely than not that all or a portion of our deferred tax assets will be realized we may record additional valuation allowance at that time. Our valuation allowance at June 30, 2013 was $2.9 million which was primarily attributable to California and foreign deferred tax assets.
10. Acquisition
On October 10, 2012, we completed our acquisition of privately held Thinknear, a California-based hyper-local mobile advertising company. We acquired 100% of the outstanding stock of Thinknear for consideration of approximately $22.5 million, consisting of approximately $18.4 million in cash, plus restricted shares of our common stock and assumed stock options. The acquisition of Thinknear has enabled us to combine its location ad targeting technology with our existing advertising solution to create a new mobile local advertising platform. The transaction has been accounted for under the acquisition method of accounting.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

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
Included in the purchase consideration of $18.4 million is $2.7 million in cash that was withheld and deposited in escrow to satisfy potential indemnification claims. As of December 31, 2013, $2.7 million was recorded in restricted cash with an offsetting liability in other accrued expenses on our consolidated balance sheets. In January 2014, the $2.7 million held in escrow was paid to Thinknear stockholders.
11. Sale of Enterprise Business
On April 16, 2013, we completed the sale of our enterprise business to FleetCor Technologies Operating Company, LLC, or FleetCor, for $10.0 million in cash. In connection with the completion of the transaction, 50 of our employees became employees of FleetCor.
We entered an asset purchase agreement with FleetCor on March 12, 2013, which was amended and restated on April 16, 2013. The amended and restated asset purchase agreement, or the Agreement, included customary representations, warranties and covenants, including a license permitting FleetCor to utilize certain of our intellectual property. Upon closing, $1.3 million of the purchase price was held back by FleetCor and will be maintained for a period of twelve months to satisfy any amounts owed by us to FleetCor pursuant to our obligations under the Agreement, including indemnification provisions. As of December 31, 2013, $1.3 million was recorded in prepaid expenses and other current assets in our balance sheet.
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

12. Subsequent Events

On January 29, 2014, we completed our acquisition of all of the shares of privately held skobbler GmbH, or skobbler, a navigation company based in Germany. We acquired skobbler for consideration of approximately $23.8 million, consisting of approximately $19.2 million in cash and $4.6 million in restricted shares of our common stock. We believe the acquisition of skobbler will enable us to combine its OpenStreetMap (OSM)-based GPS navigation technology with our existing mobile navigation solutions. The transaction will be accounted for under the acquisition method of accounting. We have not yet completed our preliminary fair value estimates for the assets acquired and liabilities assumed from skobbler. For the three and six months ended December 31, 2013, we recognized $0.5 million in acquisition related costs.

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
Overview
Our mission is to help reduce stress, improve productivity, and make life more fun for people on the go. Our personalized navigation services help people make smarter decisions about where to go, what to do, when to leave, and how to get there.

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
We offer our automotive navigation services to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary customer to date, Ford Motor Company, or Ford, currently distributes our product as an optional feature with the majority of its models in the U.S. Our product is now included on models manufactured in the U.S., Mexico, South America and China. We also have a relationship with another automotive OEM that distributes our products with another major auto manufacturer and we recently announced an agreement with a top five worldwide auto manufacturer for integration of our off-board and connected solutions in its vehicles, which we expect to commence in model year 2017. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as traffic. Our history as a cloud based supplier of navigation services provides a unique advantage in the marketplace over our competitors.

Our advertising network services offer advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and offer unique value to brick-and-mortar and brand advertisers with our location targeting capabilities. We do this by accessing a large universe of impressions, and filtering out those that are tagged with accurate, real-time and historical location information. We filter out these impressions using a wide range of sophisticated proprietary techniques. In December 2013, our platform had access to approximately 63 billion potential ad impressions.

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

We generate revenue from the delivery of customized software and royalties from the distribution of customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed in 18 different Ford and Lincoln models. Ford and Lincoln models with our on-board automotive navigation product began shipping to South America with the 2012 model year and China with the 2013 model year. Our automobile manufacturer and OEM customers pay us a royalty fee as the software is reproduced for installation in vehicles with our automotive navigation solutions.

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

Recent Developments

On January 29, 2014, we completed our acquisition of all of the shares of privately held skobbler GmbH, or skobbler, a navigation company based in Germany. We acquired skobbler for consideration of approximately $23.8 million, consisting of approximately $19.2 million in cash and $4.6 million in restricted shares of our common stock. We believe the acquisition of skobbler will enable us to combine its OpenStreetMap (OSM)-based GPS navigation technology with our existing mobile navigation solutions. The transaction will be accounted for under the acquisition method of accounting. We have not yet completed our preliminary fair value estimates for the assets acquired and liabilities assumed from skobbler.

In January 2014, we announced that we had entered into a contract with one of the five largest global auto manufacturers to provide worldwide embedded and connected navigation services beginning with select model year 2017 vehicles. The agreement covers an initial three-year production cycle, which we expect to commence with select model year 2017 vehicles. Under the terms of the agreement, we expect our connected services to support navigation in more than 100 countries. There are no volume or revenue guarantees provided by this auto manufacturer.

As of October 1, 2013, Sprint Nextel Corporation, or Sprint, no longer provides us compensation for our services on a fixed fee basis for bundled offerings provided to its customers. The revenue we receive from Sprint consists primarily of revenue from monthly recurring fees paid by end users for premium services. The current monthly recurring fee revenue is substantially lower than the fee revenue we had previously received from Sprint for the bundling of our services and we anticipate that this trend will continue. During the three months ended December 31, 2013, we did not experience significant replacement revenue from subscribers who formerly had access to our services through the Sprint bundles.

During fiscal 2013 and the three and six months ended December 31, 2013, we also experienced declines in the number of paid monthly recurring fee end users at other large wireless carrier customers, AT&T, T-Mobile USA, or T-Mobile, U.S. Cellular Corporation, or USCC, and we expect this trend to continue. As a result, we expect that our revenue from wireless carrier partners will continue to decline substantially and that the composition of the remaining wireless carrier revenue will change over the near term. We expect our total revenue in fiscal 2014 will decline substantially from previous years as we do not foresee revenue from automotive navigation or advertising growing sufficiently to offset the loss of wireless carrier revenue in fiscal 2014.
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

We do not expect to be able to reduce our cost of services revenue at the same rate as services revenue, if at all. We will continue to incur significant costs, especially third party content and data center operations costs, associated with providing our navigation services at reduced revenue rates across a smaller group of subscribers or free under our freemium distribution model. We also anticipate that because of our efforts to grow automotive, mobile advertising and other strategic revenue sources, our operating expenses will not decline in fiscal 2014 at the same rate as our revenue, if at all materially. As a result, we incurred a net loss in the three months ended December 31, 2013, for the first time since fiscal 2007, and we believe that we will incur substantial net losses in fiscal 2014. At this time we do not know when we may return to profitability. We also expect our acquisition of skobbler to be dilutive to our results of operations in the near term.
In an effort to focus more and strengthen our strategic consumer, advertising and automotive businesses, in April 2013 we completed the sale of our enterprise business to FleetCor Technologies Operating Company, LLC, or FleetCor, for approximately $10.0 million in cash and the assumption by FleetCor of certain liabilities relating to our enterprise business. In connection with the completion of the transaction, 50 of our employees became employees of FleetCor. We entered into a noncompetition agreement with FleetCor in which we agreed not to re-enter the enterprise business for a period of three years after the closing. We are providing certain services to FleetCor to facilitate the transition of the business and we expect to continue to provide those services during the remainder of fiscal 2014. These services are not material to our statement of income for fiscal 2014 and they have not been presented as discontinued operations. The results of operations of our enterprise business have been classified as discontinued operations in our statement of income for all periods presented through fiscal 2013.

All information in the following management's discussion and analysis of financial condition and results of operations includes only results from continuing operations (excluding our enterprise business) for all periods presented, unless otherwise noted.
Key operating and financial performance metrics

We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures, non-GAAP income (loss) from continuing operations, net of tax, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, from continuing operations and diluted non-GAAP income (loss) from continuing operations, net of tax, per share are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenue	$37,161	$47,229	$81,457	$89,751
Gross margin	59%	63%	62%	68%
Non-GAAP gross margin	61%	66%	64%	70%
Income (loss) from continuing operations, net of tax	$(3,997)	$418	$(3,988)	$2,639
Non-GAAP income (loss) from continuing operations, net of tax	$(1,171)	$4,184	$1,661	$8,167
Adjusted EBITDA from continuing operations	$(2,716)	$6,534	$1,228	$12,437
Diluted income (loss) from continuing operations, net of tax, per share	$(0.10)	$0.01	$(0.10)	$0.06
Diluted non-GAAP income (loss) from continuing operations, net of tax, per share	$(0.03)	$0.10	$0.04	$0.19

Gross margin is our gross profit, or total revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be impacted by the increasing percentage of our revenue base derived from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad inventory costs, respectively, than our navigation offerings provided through wireless carriers.
Non-GAAP gross margin measures our GAAP gross margin, excluding the impact of stock-based compensation expense and capitalized software and developed technology amortization expenses. Non-GAAP income (loss) from continuing operations, net of tax, measures GAAP net income (loss) from continuing operations, net of tax, excluding the impact of stock-based compensation expense, capitalized software and developed technology amortization expenses, and other items such as legal settlements and restructuring costs, net of taxes. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us. While we include the dilutive impact of such equity awards in weighted average shares outstanding, the expense associated with stock-based awards reflects a non-cash charge that we exclude from non-GAAP income (loss) from continuing operations, net of tax, non-GAAP income (loss) from continuing operations, net of tax, per share, and adjusted EBITDA from continuing operations. Capitalized software amortization expense represents internal software costs that are previously capitalized and charged to expense as the software is used in our operations. Developed technology amortization expense relates to the amortization of acquired intangible assets. Legal settlements represent settlements from patent litigation cases in which we are defendants and royalty disputes.  Restructuring costs represent recognition of the estimated amount of costs associated with restructuring activities. Our non-GAAP tax rate from continuing operations differs from the GAAP tax rate from continuing operations due to the elimination of any tax effect of the GAAP stock-based compensation expenses, capitalized software and developed technology amortization expenses, legal settlements, restructuring costs, and other items that are being eliminated to arrive at the non-GAAP income (loss) from continuing operations, net of tax.
Adjusted EBITDA from continuing operations measures our GAAP income (loss) excluding the impact of stock-based compensation expense, depreciation, amortization, interest income, other income (expense), provision (benefit) for income taxes, and other items such as legal settlements and restructuring costs, net of tax. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss and this metric excludes certain non-cash expenses, interest and other income (expense), income taxes, and certain other items that management believes affect the comparability of operating results.
Non-GAAP gross margin, non-GAAP income (loss) from continuing operations, net of tax, and adjusted EBITDA from continuing operations are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating non-GAAP gross margin, non-GAAP income (loss) from continuing operations, net of tax, and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, non-GAAP income (loss) from continuing operations, net of tax, and adjusted EBITDA are key financial measures used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that non-GAAP gross margin, non-GAAP income (loss) from continuing operations, net of tax, and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Diluted non-GAAP income (loss) from continuing operations, net of tax, per share is calculated as non-GAAP income (loss) from continuing operations, net of tax, divided by the diluted weighted average number of shares outstanding during the period.

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
•non-GAAP gross margin, non-GAAP income (loss) from continuing operations, net of tax, and adjusted EBITDA from continuing operations do not reflect the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and
•other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider non-GAAP gross margin, non-GAAP income (loss) from continuing operations, net of tax, adjusted EBITDA from continuing operations and diluted non-GAAP income (loss) from continuing operations, net of tax, per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP financial results.
The following tables present reconciliations of gross margin to non-GAAP gross margin, income (loss) from continuing operations, net of tax, to non-GAAP income (loss) from continuing operations, net of tax, and income (loss) from continuing operations, net of tax, to adjusted EBITDA from continuing operations for each of the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Gross margin	59%	63%	62%	68%
Adjustments:
Capitalized software and developed technology amortization	2%	2%	2%	2%
Stock-based compensation expense	—%	—%	—%	—%
Non-GAAP gross margin	61%	66%	64%	70%

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	$(3,997)	$904	$(3,988)	$3,605
Income from discontinued operations, net of tax	—	486	—	966
Income (loss) from continuing operations, net of tax	(3,997)	418	(3,988)	2,639
Adjustments:
Legal settlement	—	1,300	—	1,300
Capitalized software and developed technology amortization	818	1,091	1,718	1,676
Stock-based compensation expense:
Cost of revenue	$30	$39	$66	$76
Research and development	1,063	889	2,072	1,528
Sales and marketing	769	633	1,466	992
General and administrative	801	616	1,542	1,001
Total stock-based compensation	2,663	2,177	5,146	3,597
Tax effect of adding back adjustments	(655)	(802)	(1,215)	(1,045)
Non-GAAP income (loss) from continuing operations, net of tax	$(1,171)	$4,184	$1,661	$8,167

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net income (loss)	$(3,997)	$904	$(3,988)	$3,605
Income from discontinued operations, net of tax	—	486	—	966
Income (loss) from continuing operations, net of tax	(3,997)	418	(3,988)	2,639
Adjustments:
Legal settlement	—	1,300	—	1,300
Stock-based compensation expense	2,663	2,177	5,146	3,597
Depreciation and amortization	1,630	2,363	3,424	4,255
Interest and other income, net	(1,121)	(614)	(1,403)	(1,036)
Provision (benefit) for income taxes	(1,891)	890	(1,951)	1,682
Adjusted EBITDA from continuing operations	$(2,716)	$6,534	$1,228	$12,437

Key components of our results of operations
Sources of revenue
We offer voice-guided, real time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands) including AT&T Navigator and Your Navigator Deluxe. Our technology also powers automotive navigation solutions that provide accurate, easy to use navigation services to drivers, including search, points of interest, or POI, and traffic services. We believe our cash, cash equivalents and short-term investments and anticipated cash flows from operations will be sufficient to cover the costs of these anticipated efforts for the foreseeable future.
We offer our mobile navigation services to customers in a number of ways. Currently, we primarily derive our revenue from our wireless carrier customers for their end users' subscriptions to our mobile navigation services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our mobile navigation services as part of a bundle of mobile data or voice services than if an end user subscribes to our mobile navigation services on a standalone basis. We also offer our applications directly to end users through application stores such as the Apple App Store and the Google Play marketplace. Finally, we provide free versions of our services which can generate fees through advertising supported arrangements, and subscriber upgrades to more premium versions for a fee.
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
Ford represented 43% and 27% of our revenue in the six months ended December 31, 2013 and 2012, respectively. We provide both on-board and off-board connected navigation solutions to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. We recognize revenue from our on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions generally as the software is reproduced for installation in vehicles. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
AT&T represented 25% and 34% of our revenue in the six months ended December 31, 2013 and 2012, respectively. In March 2014, our agreement with AT&T will be automatically renewed, under its existing terms through March 2015, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future; however, we have recently seen substantial declines in the number of paying subscribers for our services through AT&T.
Sprint represented 9% and 18% of our revenue in the six months ended December 31, 2013 and 2012, respectively. We operate under an agreement with Sprint, which we most recently amended in April 2013. Under this amended agreement, we and Sprint agreed to continue the fixed fee arrangement related to the Sprint bundle through September 30, 2013, and to partner to generate revenue from premium navigation and mobile advertising programs through December 31, 2015. Commencing on October 1, 2013, Sprint no longer bundles our navigation services, which caused our revenue to decrease substantially in the three and six months ended December 31, 2013. A majority of the Sprint subscribers who were receiving our services through bundles as of September 30, 2013 did not convert to our paid navigation services and we have not recouped the lost revenue through freemium or monthly recurring charges paid by those Sprint subscribers.
Subscription fee revenue from our mobile navigation services, excluding premium navigation services, represented 43% and 67% of our revenue in the six months ended December 31, 2013 and 2012, respectively. Subscription fee revenue from our mobile navigation services declined in the comparable three month period, primarily due to the transition to the termination of the Sprint fixed fee services as of October 1, 2013 and a decrease in the number of paying subscribers for navigation services provided through AT&T and T-Mobile. Revenue from our automotive navigation solutions represented 48% and 27% of our revenue in the six months ended December 31, 2013 and 2012, respectively. Revenue from our mobile advertising and premium navigation services represented 9% and 6% of our revenue in the six months ended December 31, 2013 and 2012, respectively.

We expect that the percentage of our revenue represented by wireless carrier customers will decline substantially in fiscal 2014 because Sprint ceased to bundle our services as of October 1, 2013 and more end users are using free navigation services rather than paying monthly recurring charges with other wireless carrier customers. We anticipate that we will not be successful in the short term at fully replacing lost wireless carrier revenue with revenue from automotive and advertising, resulting in a substantial decline in our total revenue in fiscal 2014 relative to prior years.

For fiscal 2014, we expect automotive and advertising revenue to represent the most rapidly growing components of our revenue but our expectations may not be realized. Although we are working to replace historical wireless carrier revenue, we believe that the growth of alternative sources of revenue, while material, will be insufficient to offset the declines in wireless carrier revenue in the short-term. As a result, we have incurred and expect to continue to incur net losses in fiscal 2014 and we do not know when we may return to profitability.

In the six months ended December 31, 2013 and 2012, we generated 94% and 92% of our revenue, respectively, in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.
Cost of revenue
Our cost of revenue consists primarily of the cost of third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our navigation services. Our cost of revenue also includes the cost of third party exchange ad inventory as well as expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, and amortization of developed technology. The largest component of our cost of revenue is the fee we pay to providers of map, POI and traffic data, TomTom North America, Inc., or TomTom, and HERE North America, LLC, a Nokia Company, or HERE. We have agreements with TomTom and HERE pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis, and on a per installed vehicle basis. With respect to TomTom, we are required to pay certain minimum fees for access to its content by our mobile navigation customers. For our on-board navigation solutions provided to Ford, we pay royalties on a per unit produced basis. We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board automotive navigation solutions and recognition of deferred development costs. Cost of services revenue consists primarily of the costs associated with third party content, third party exchange ad inventory, data center operations, customer support, amortization of capitalized software, stock-based compensation and amortization of developed technology that we incur in providing our navigation services, mobile advertising and premium navigation services.
We primarily provide mobile navigation service customer support through a third party provider to whom we provide training and assistance with problem resolution. We use three outsourced, hosted data centers and industry standard hardware to provide our navigation services. We generally offer to our wireless carrier customers and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier customer agreement.

While we expect that services revenue from wireless carrier customers will decline substantially in fiscal 2014 and fiscal 2015, we do not expect to be able to reduce our cost of services revenue at the same rate as services revenue, if at all. We will continue to incur significant costs, especially third party content and data center operations costs, associated with providing our navigation services at reduced revenue rates or free under our freemium distribution model. We expect that our total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our navigation offerings provided through wireless carriers. We expect that our cost of revenue will decrease in absolute dollars, as it will be impacted by declining third party content costs associated with the decline in revenue from wireless carrier customers, partially offset by increased amortization of developed technology acquired. Cost of revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges.
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
Research and development. Research and development expenses consist primarily of personnel costs for our development employees and costs of outside consultants. We have focused our research and development efforts on improving the ease of use and functionality of our existing services, as well as developing new service and product offerings in our existing markets and in new markets. A majority of our research and development employees are located in our development centers in China and, as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB. In addition, with the January 2014 acquisition of skobbler, we expect to incur substantial research and development expenses in the Romanian Leu.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, product management and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue was derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers, as well as consumers acquired through open market app stores. More recently, our automotive and advertising revenue have represented the most rapidly growing components of our revenue, and we have invested in building our advertising sales team. Our sales and marketing activities supporting our automotive navigation services include product management and business development efforts. Our automotive manufacturer partners and OEMs also provide primary marketing for our on-board and off-board navigation services at the time a vehicle is sold to their end customer. We expect to increase our investment in sales and marketing activities, in part, to support our initiatives in the automotive industry and mobile advertising and to promote our branded services directly to end users.
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses.
Other income, net. Other income, net consists primarily of interest we earn on our cash, cash equivalents and short-term investments, and foreign exchange gains and losses.
Income from discontinued operations, net of tax. Income from discontinued operations, net of tax, consists of results of operations of our enterprise business, which was sold in April 2013.

Provision (benefit) for income taxes. Historically, our provision for income taxes primarily consisted of corporate income taxes related to profits earned in the United States. However, in the three and six months ended December 31, 2013, we have recognized a tax benefit on our losses. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by increases in nondeductible stock compensation or other nondeductible expenses. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, changes in our ability to benefit from the carryback of net operating losses within the carryback period, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
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

There have been no material changes in our critical accounting policies and estimates during the six months ended December 31, 2013 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2013.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Results of operations

The following tables set forth our results of operations for the three and six months ended December 31, 2013 and 2012, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Consolidated Statements of Income Data	2013	2012	2013	2012
	(in thousands)
Revenue:
Product	$18,367	$14,542	$37,658	$23,390
Services	18,794	32,687	43,799	66,361
Total revenue	37,161	47,229	81,457	89,751
Cost of revenue:
Product	9,367	9,103	18,676	13,371
Services	5,823	8,178	12,594	15,603
Total cost of revenue	15,190	17,281	31,270	28,974
Gross profit	21,971	29,948	50,187	60,777
Operating expenses:
Research and development	14,315	14,298	29,133	29,305
Sales and marketing	7,910	7,577	15,668	14,811
General and administrative	6,755	7,379	12,728	13,376
Total operating expenses	28,980	29,254	57,529	57,492
Operating income (loss)	(7,009)	694	(7,342)	3,285
Other income, net	1,121	614	1,403	1,036
Income (loss) before provision (benefit) for income taxes	(5,888)	1,308	(5,939)	4,321
Provision (benefit) for income taxes	(1,891)	890	(1,951)	1,682
Income (loss) from continuing operations, net of tax	(3,997)	418	(3,988)	2,639
Income from discontinued operations, net of tax	—	486	—	966
Net income (loss)	$(3,997)	$904	$(3,988)	$3,605

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
	(as a percentage of revenue)
Revenue:
Product	49%	31%	46%	26%
Services	51%	69%	54%	74%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	25%	19%	23%	15%
Services	16%	17%	15%	17%
Total cost of revenue	41%	37%	38%	32%
Gross profit	59%	63%	62%	68%
Operating expenses:
Research and development	39%	30%	36%	33%
Sales and marketing	21%	16%	19%	16%
General and administrative	18%	16%	16%	15%
Total operating expenses	78%	62%	71%	64%
Operating income (loss)	(19)%	1%	(9)%	4%
Other income, net	3%	2%	2%	1%
Income (loss) before provision (benefit) for income taxes	(16)%	3%	(7)%	5%
Provision (benefit) for income taxes	(5)%	2%	(2)%	2%
Income (loss) from continuing operations, net of tax	(11)%	1%	(5)%	3%
Income from discontinued operations, net of tax	—%	1%	—%	1%
Net income (loss)	(11)%	2%	(5)%	4%

Comparison of the three and six months ended December 31, 2013 and 2012
Revenue.
Product revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. Product revenue increased 26% to $18.4 million in the three months ended December 31, 2013 from $14.5 million in the three months ended December 31, 2012. Product revenue increased 61% to $37.7 million in the six months ended December 31, 2013 from $23.4 million in the six months ended December 31, 2012. The increase in the comparable three and six month periods was due primarily to increased revenue from automotive navigation solutions we provide for our two automotive customers. In addition, product revenue in the three and six months ended December 31, 2012 included $2.7 million related to a map content update separately purchased by Ford.
Services revenue. Services revenue consists primarily of revenue we derive from our mobile navigation services and mobile advertising. Services revenue decreased 43% to $18.8 million in the three months ended December 31, 2013 from $32.7 million in the three months ended December 31, 2012. Services revenue decreased 34% to $43.8 million in the six months ended December 31, 2013 from $66.4 million in the six months ended December 31, 2012. The decrease in the comparable three and six month periods was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and USCC, the termination of our fixed fee revenue from Sprint for bundled users, and a decrease in mobile navigation revenue internationally. Accordingly, in the three months ended December 31, 2013, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $15.6 million. In the six months ended December 31, 2013, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $24.8 million. These decreases were partially offset by growth in revenue from advertising network services.
Revenue concentrations. In the three months ended December 31, 2013 and 2012, revenue from Ford represented 46% and 32% of our total revenue, respectively; revenue from AT&T represented 26% and 31% of our total revenue, respectively, and revenue from Sprint represented 3% and 18% of our total revenue, respectively. In the six months ended December 31,

2013 and 2012, revenue from Ford represented 43% and 27% of our total revenue, respectively; revenue from AT&T represented 25% and 34% of our total revenue, respectively, and revenue from Sprint represented 9% and 18% of our total revenue, respectively. No other customer represented more than 10% of our total revenue in such periods.
Subscription fees from our mobile navigation services, excluding premium navigation services, represented 38% and 62% of our total revenue in the three months ended December 31, 2013 and 2012, respectively. Subscription fees from our mobile navigation service, excluding premium navigation services, represented 43% and 67% of our total revenue in the six months ended December 31, 2013 and 2012, respectively. Revenue from our automotive navigation solutions represented 51% and 32% of our revenue in the three months ended December 31, 2013 and 2012, respectively. Revenue from our automotive navigation solutions represented 48% and 27% of our revenue in the six months ended December 31, 2013 and 2012, respectively. Revenue from our mobile advertising and premium navigation services represented 11% and 6% of our revenue in the three months ended December 31, 2013 and 2012, respectively. Revenue from our mobile advertising and premium navigation services represented 9% and 6% of our revenue in the six months ended December 31, 2013 and 2012, respectively.

We primarily sell our services in the United States. In the three months ended December 31, 2013 and 2012, revenue derived from U.S. sources represented 94% and 91% of our total revenue, respectively. In the six months ended December 31, 2013 and 2012, revenue derived from U.S. sources represented 94% and 92% of our total revenue, respectively.
Cost of revenue.
Cost of product revenue. Our cost of product revenue increased 3% to $9.4 million in the three months ended December 31, 2013 from $9.1 million in the three months ended December 31, 2012, which was lower than the 26% increase in product revenue. Our cost of product revenue increased 40% to $18.7 million in the six months ended December 31, 2013 from $13.4 million in the six months ended December 31, 2012, which was lower than the 61% increase in product revenue. Our cost of product revenue increased in the comparable three and six month periods due primarily to an increase in third party content costs of $1.2 million and $6.0 million, respectively, commensurate with the growth in our product revenue, partially offset by a decrease due to the elimination of costs associated with a fiscal 2013 map content update provided to Ford. Cost of product revenue increased at a lower rate than product revenue for the comparable three and six month periods due primarily to the elimination of costs associated with the map content update for Ford that were included in the three and six months ended December 31, 2012. The $2.7 million of revenue related to the map content update separately purchased by Ford had substantially higher associated content costs as a percentage of revenue than our on-board navigation revenue earned from Ford for production vehicles.
Cost of services revenue. Our cost of services revenue decreased 29% to $5.8 million in the three months ended December 31, 2013 from $8.2 million in the three months ended December 31, 2012. Our cost of services revenue decreased 19% to $12.6 million in the six months ended December 31, 2013 from $15.6 million in the six months ended December 31, 2012. Cost of services revenue did not decline commensurate with the 43% and 34% decrease in services revenue for the comparable three and six month periods, respectively. Cost of services revenue in the comparable three month period was impacted by a decrease in third party content costs of $1.2 million as well as decreased customer support and data center costs. Cost of services revenue in the comparable six month period was impacted by a decrease in third party content costs of $1.8 million as well as decreased customer support and data center costs, partially offset by increased amortization expense of $0.4 million, primarily related to the developed technology acquired from Thinknear.
Gross profit. Our gross profit decreased to $22.0 million in the three months ended December 31, 2013 from $29.9 million in the three months ended December 31, 2012. Our gross profit decreased to $50.2 million in the six months ended December 31, 2013 from $60.8 million in the six months ended December 31, 2012. Our gross margin decreased to 59% in the three months ended December 31, 2013 from 63% in the three months ended December 31, 2012, and decreased to 62% in the six months ended December 31, 2013 from 68% in the six months ended December 31, 2012. The decrease in gross margin in the comparable three and six month periods was primarily due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our acquisition of Thinknear and our January 2014 acquisition of skobbler.
Research and development. Our research and development expenses were comparable at $14.3 million in each of the three month periods ended December 31, 2013 and 2012. Our research and development expenses decreased 1% to $29.1 million in the six months ended December 31, 2013 from $29.3 million in the six months ended December 31, 2012.

Compensation and benefits costs in the three months ended December 31, 2013 decreased by $1.0 million due to decreased average headcount, primarily in our China offices. However, this change was offset by the reimbursement of $1.0 million of costs in connection with a cost recovery contract with a third party that we benefited from in the three months ended December 31, 2012.
The change in the comparable six month period was primarily due to a decrease in compensation and benefits costs of $1.8 million associated with decreased average headcount, primarily in our China offices, and a decrease in rent expense of $0.3 million, partially offset by a decrease in capitalization and deferral of software development costs of $1.2 million. This net decrease was further offset by the reimbursement of $1.0 million of costs in connection with a cost recovery contract with a third party that was included in the three months ended December 31, 2012. As a percentage of revenue, research and development expenses increased to 39% in the three months ended December 31, 2013 from 30% in the three months ended December 31, 2012, and increased to 36% in the six months ended December 31, 2013 from 33% in the six months ended December 31, 2012. The total number of research and development personnel decreased 23% to 438 at December 31, 2013 from 570 at December 31, 2012. A substantial portion of the decline in headcount occurred in June 2013 in conjunction with our restructuring efforts. Although the number of our research and development personnel has decreased in the short-term, we expect research and development expenses will not reflect a proportionate decrease as we have retained research and development personnel in higher cost geographic areas. We also expect research and development expenses to increase as a result of our acquisition of skobbler in January 2014; however, on a full time equivalent basis, research and development personnel in Romania, where skobbler’s primary research and development center is located, are lower cost than we have historically experienced in the United States. We also believe that as we continue to invest in expanding the navigation services we offer, establish relationships with new automotive manufacturers and OEMs and advertisers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses increased 4% to $7.9 million in the three months ended December 31, 2013 from $7.6 million in the three months ended December 31, 2012. Our sales and marketing expenses increased 6% to $15.7 million in the six months ended December 31, 2013 from $14.8 million in the six months ended December 31, 2012. The increase in the three months ended December 31, 2013 was primarily due to increases in compensation, benefits and commissions of $0.2 million and stock-based compensation of $0.2 million. The increase in the six months ended December 31, 2013 was primarily due to an increase in contracted services of $0.9 million, which includes expensed content licenses not incorporated in our technology, and increased stock-based compensation of $0.6 million, partially offset by a decrease in advertising and promotion expense of $0.6 million. As a percentage of revenue, sales and marketing expenses increased to 21% in the three months ended December 31, 2013 from 16% in the three months ended December 31, 2012, and increased to 19% in the six months ended December 31, 2013 from 16% in the six months ended December 31, 2012. The total number of sales and marketing personnel decreased 17% to 100 at December 31, 2013 from 120 at December 31, 2012. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars as we add sales personnel to support our advertising business.
General and administrative. Our general and administrative expenses decreased 8% to $6.8 million in the three months ended December 31, 2013 from $7.4 million in the three months ended December 31, 2012. Our general and administrative expenses decreased 5% to $12.7 million in the six months ended December 31, 2013 from $13.4 million in the six months ended December 31, 2012. The decrease in the comparable three month period was primarily due to decreased legal settlement costs of $1.8 million, partially offset by increased compensation and benefits costs of $0.7 million and increased stock-based compensation of $0.2 million. The decrease in the comparable six month period was primarily due to decreased legal costs of $2.4 million, partially offset by increased compensation and benefits costs of $0.7 million, increased stock-based compensation of $0.5 million and increased training costs of $0.2 million. The total number of general and administrative personnel increased 1% to 71 at December 31, 2013 from 70 at December 31, 2012. As a percentage of revenue, general and administrative expenses decreased to 18% in the three months ended December 31, 2013 from 16% in the three months ended December 31, 2012, and decreased to 16% in the six months ended December 31, 2013 from 15% in the six months ended December 31, 2012. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed. We also expect our general and administrative expenses to increase in the future as a result of the management of our acquisition of skobbler, which is based in Germany.
Other income, net. Our other income, net was $1.1 million in the three months ended December 31, 2013 and $614,000 in the three months ended December 31, 2012. Our other income, net was $1.4 million in the six months ended December 31, 2013 and $1.0 million in the six months ended December 31, 2012. Other income, net for the three and six months ended December 31, 2013 included a $0.8 million gain from the sale of an investment in a privately-held company.
Income from discontinued operations, net of tax. Income from discontinued operations, net consists of results of operations of our enterprise business, which was sold in April 2013.

Provision (benefit) for income taxes. Our provision (benefit) for income taxes, excluding discontinued operations, was $(2.0) million in the six months ended December 31, 2013 compared to $1.7 million in the six months ended December 31, 2012. Our effective tax rate, excluding discontinued operations, was 33% in the six months ended December 31, 2013 compared to 39% in the six months ended December 31, 2012. Our effective tax rate of 33%, which resulted in the recognition of a tax benefit for the six months ended December 31, 2013, was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to nondeductible stock compensation and nondeductible expenses partially offset by the exempt income and research and development credits.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2013 and June 30, 2013, our cumulative unrecognized tax benefits were $6.3 million. Included in the balance of unrecognized tax benefits at December 31, 2013 was $4.8 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $392,000 and $314,000 accrued for the payment of interest and penalties at December 31, 2013 and June 30, 2013, respectively.

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

We record a valuation allowance to reduce our net deferred tax assets to the amount that it is more likely than not to be realized in future periods. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.
Based on the information available at December 31, 2013, our conclusion that most of our US and a portion of our state deferred tax assets are realizable. We continue to monitor and evaluate the realizability on a quarterly basis.  If it is determined that it is not more likely than not that all or a portion of our deferred tax assets will be realized we may record additional  valuation allowance at that time. Our valuation allowance at June 30, 2013 was $2.9 million which was primarily attributable to California and foreign deferred tax assets.
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Six Months Ended
	December 31,
	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(6,802)	$41,808
Net cash provided by (used in) investing activities	24,583	(15,304)
Net cash used in financing activities	(6,411)	(10,629)
Effect of exchange rate changes on cash and cash equivalents	45	(45)
Net increase in cash and cash equivalents	$11,415	$15,830
At December 31, 2013, we had cash, cash equivalents and short-term investments of $175.6 million, which primarily consisted of money market mutual funds, certificates of deposit, municipal securities, corporate bonds, and commercial paper held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy. Subsequent to December 31, 2013, we utilized $19.2 million in our acquisition of skobbler GmbH, which was completed in January 2014.
Our accounts receivable are heavily concentrated in a small number of customers. As of December 31, 2013, our accounts receivable balance was $25.9 million, of which Ford and AT&T represented 41% and 24%, respectively.

Our future capital requirements will depend on many factors, including our use of cash in fiscal 2014 to support our operations during our transition, our growth rate, if any, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash and cash equivalents and anticipated cash flows from operations will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to continue to use cash in operating activities in fiscal 2014 and we may experience greater than expected cash usage in operating activities, revenue that is lower than we anticipate, or greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our wireless carrier customers were to elect not to market and distribute our mobile navigation services to end users; or our wireless carrier customers were to elect to lower the prices charged to their subscribers for our service. We may also use additional cash balances for acquisitions, such as our January 2014 acquisition of skobbler. In the future, we may acquire businesses or technologies or additional license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $(6.8) million and $41.8 million in the six months ended December 31, 2013 and 2012, respectively. Cash provided by or used in operating activities has historically been affected by changes in our end user base and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the six months ended December 31, 2013, cash used in operating activities was the result of a net loss of $4.0 million, adjusted for non-cash charges for depreciation and amortization of $3.4 million, stock-based compensation of $5.1 million and accretion of net premium on short-term investments of $1.9 million, which were more than offset by $13.6 million from changes in our operating assets and liabilities. The changes in operating assets and liabilities resulted principally from an increase in restricted cash of $11.0 million and decreases in accrued royalties of $4.7 million and deferred revenue of $4.6 million primarily as a result of Sprint ceasing to compensate us for services we provide to its customers through bundled offerings effective October 1, 2013, partially offset by an increase in accrued expenses and other liabilities of $9.1 million. In the six months ended December 31, 2012, cash provided by operating activities was provided principally by net income of $3.6 million, adjusted for non-cash charges for depreciation and amortization of $4.3 million, and stock-based compensation of $3.6 million, partially offset by $27.7 million from changes in our operating assets and liabilities.
Net cash provided by (used in) investing activities. Our investing activities provided (used) $24.6 million and $(15.3) million during the six months ended December 31, 2013 and 2012, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment and internal software development costs. We expect to make additional purchases of property and equipment in future periods as we continue to invest in infrastructure, as well as replace equipment nearing the end of its service life. However, we will balance such purchases with our increasing use of hosted data services in an effort to more efficiently scale operations, particularly with respect to our growing advertising business. In the six months ended December 31, 2013, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $25.7 million. In the six months ended December 31, 2012, cash used in investing activities was used principally for our acquisition of Thinknear for $18.3 million, purchases of property and equipment of $1.2 million and additions to capitalized software of $0.6 million, partially offset by proceeds from sales and maturities of short-term investments, net of purchases, of $5.4 million. Subsequent to December 31, 2013, we used $19.2 million of cash in our acquisition of skobbler.
Net cash used in financing activities. During the six months ended December 31, 2013 and 2012, we used cash in our financing activities of $6.4 million and $10.6 million, respectively, primarily to repurchase shares of our outstanding common stock under our stock repurchase programs. In the six months ended December 31, 2013, we utilized $6.3 million of cash to repurchase 1,008,126 shares of our common stock at an average purchase price of $6.23 per share, partially offset by proceeds from the exercise of stock options. In the six months ended December 31, 2012, we utilized $12.0 million of cash to repurchase shares of our common stock, partially offset by proceeds from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations, commitments and contingencies
As of December 31, 2013, we had an aggregate of $35.4 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $35.4 million of future minimum commitments were comprised of $8.4 million due in fiscal 2014; $6.8 million due in fiscal 2015; $5.0 million due in fiscal 2016; $4.6 million due in fiscal 2017; $4.3 million due in fiscal 2018; and $6.3 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended December 31, 2013, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users and customers in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the RMB, and commencing in January 2014, the Romanian Leu. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. As of December 31, 2013, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the Court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, and asked the Court to postpone the rest of the case schedule pending the resolution of these potentially case-dispositive motions. The defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the Court granted AT&T and our motion for summary judgment of noninfringement. While the Court's ruling appears to be dispositive of plaintiff's claims, plaintiff is appealing the district court's claim construction and summary judgment ruling. The appeal is currently ongoing in the U.S. Court of Appeals for the Federal Circuit, with the oral argument scheduled for March 3, 2014. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. Plaintiff has indicated its intent to appeal this finding. In light of the reexamination and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case will remains stayed and administratively closed unless the plaintiff obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On November 22, 2013 Bay Area Surgical Group, Inc., Knowles Surgery Center, LLC, National Ambulatory Surgery Center, LLC, Los Altos Surgery Center, LP, Forest Ambulatory Surgical Associates, LP, and SOAR Surgery Center, LLC filed a lawsuit against Aetna Life Insurance Company and approximately 300 Aetna health plan sponsors, including Telenav, Inc. in the U.S. District Court for the Northern District of California. The complaint alleges that Aetna and the co-defendants failed to properly pay benefits and administer claims and provide the requested documents mandated by the Employee Retirement Income Security Act of 1974 (“ERISA”). Telenav has authorized Aetna to defend the matter on Telenav’s behalf at Aetna’s expense. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”) in the U.S. District Court for the Northern District of Ohio. After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed while the PTO completed its reexamination of the validity of the patents at issue. The PTO has concluded its reexamination of two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. At this time, all patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product have been cancelled during reexamination . EMSAT agreed to limit the suit with T-Mobile to the two patent claims confirmed during reexamination. Accordingly, in September 2013 the Court lifted the stay in the suit against T-Mobile. The suits involving Alltel and Sprint remain stayed. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC, or Tendler, in the U.S. District Court for the Eastern District of Texas. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement and the amount of our contribution was not material; however, there continues to be a disagreement as to whether any additional amounts are owed to AT&T for legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects on our financial condition, results of operations, or cash flows.
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
Risk related to our business
We have incurred and expect that we will continue to incur losses in fiscal 2014 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net income (loss) was (5)% and 4% in the six months ended December 31, 2013 and 2012, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin has declined to 62% in the six months ended December 31, 2013 from 68% in the six months ended December 31, 2012 due primarily to the increased proportion of product revenue contributed from our on-board automotive navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers.
Due to the lengthy design cycle in automotive navigation and the early nature of our advertising business, we anticipate that we will incur net operating losses in fiscal 2014 and fiscal 2015, as we do not expect to reduce our expenditures proportionately with the anticipated decline in revenue. We recently acquired skobbler, which will increase our operating expenses without an offsetting increase in revenue in the near term. Although we received revenue for bundled offerings from Sprint in the first quarter of fiscal 2014, that revenue terminated on September 30, 2013 and we did not replace the revenue in the three months ended December 31, 2013 with other revenue from former subscribers to the Sprint bundles or otherwise and we do not expect to be able to replace it in the short term.
Although we are working to replace rapidly declining wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 months to 24 months and in order to win designs and achieve revenue from this growth area, we have to make investments two to four years before we anticipate receiving revenue, if any. This will be the case for our recently announced new top five global automaker customer. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with employees in higher cost geographic areas who have different skills. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2014 and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate. In the event we decide to reduce expenses in the future, we may not be able to reduce our expenditures on a timely basis, if at all, if we do not generate anticipated revenue.

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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the transition away from paid carrier navigation to freemium offerings for mobile phone based navigation services;

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free;

•	the ability of automobile manufacturer customers to sell automobiles equipped with our products;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the U.S.;

•	the effectiveness of our entry into new business areas, such as advertising;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the timing and success of new service introductions by us or our competitors;

•	the loss of our relationship or a change in our revenue model with any particular wireless carrier customer;

•	the timing and success of marketing expenditures for our products;

•	the extent of any interruption in our services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products were introduced in fiscal 2010 in a limited number of vehicles and just recently reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 43% and 27% of our revenue in the six months ended December 31, 2013 and 2012, respectively. We expect that Ford and other OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines and our other sources of revenue, such as advertising, have not become material. In addition, our revenue could decline if Ford increased the cost to consumers of our navigation product or reduced the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles falls below forecast due to competition or global macro-economic conditions. Our contract with Ford expires in May 2014, and may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after May 2014, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. It is possible but unlikely that Ford will elect not to renew our agreement as this will leave them with no solution for millions of vehicles which are expected to be shipped with Ford SYNC from May 2014 onwards.
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

We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties. Although we have attempted to mitigate our dependence on

Ford by establishing relationships with other automobile OEMs, these relationships with OEMs, such as Delphi Automotive Systems LLC, or Delphi, may not produce significant revenue if the OEMs products are launched in limited models or due to competition from third parties. In addition, we may incur significant expense to develop products for the services agreement we announced in January 2014 with a top five worldwide auto manufacturer without ever receiving any revenue related to the sale of vehicles with our navigation services. Our ability to attract automobile manufacturers may also be limited if the OEMs chosen to provide navigation services have existing relationships with other navigation vendors or provide their own solutions. Some automobile manufacturers or OEMs may be reluctant to select our products for their worldwide platform due to the concentration of our mobile navigation business in North America and our relative lack of experience with connected mobile navigation in other geographies.
Delphi's new, connected infotainment system, which integrates white label versions of our Scout for Cars on-board automotive platform, was introduced in model year 2013 vehicles for North America by General Motors. During the three months ended September 30, 2013, Scout for Cars was launched with maps which includes South America, Australia, and the Middle East. Delphi also plans to distribute our product in China with a major Chinese auto manufacturer in fiscal 2015. Even if we retain Delphi as a customer, automobile manufacturers may not elect to purchase Delphi's navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. If so, we may be unable to build a direct relationship with a given automobile manufacturer or with a different OEM.
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
The design and sales cycle for on-board or off-board automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers. As a result, we may not be able to achieve significant revenue from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. In January 2014, we announced that we had entered into a contract with one of the top five largest global auto manufacturers to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. In the event that our product reaches production vehicles, we would not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. There are no volume or revenue guarantees provided by this auto manufacturer.
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
As our offerings in automobile navigation expand to brought in, as well as built it, we may not anticipate the financial accounting treatment for the various products. We could be required to amortize revenue from products over time although we previously recognized revenue for similar products when the applicable vehicle was sold.
We introduced Scout, a service that end users can access for navigation and planning with their mobile phones, computers, and cars. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs. If we fail to develop innovative products that automobile manufacturers and end users adopt, our operating results and financial condition could be harmed. Further, Google and Apple have each developed technology platforms that they are marketing to auto manufacturers. If auto manufacturers adopt these platforms, they may also adopt Google and Apple’s navigation services that run on these platforms and if so, consumers may elect to use these free service offerings rather than pay for our products which are currently sold by Ford as new car features with substantial cost to the consumer.
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
Two wireless carrier customers have accounted for a large but declining portion of our revenue and if we are unable to replace this revenue with other revenue from these wireless carriers or third parties, our revenue and net income or loss would be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. In the six months ended December 31, 2013 and 2012, AT&T represented 25% and 34% of our total revenue, respectively. AT&T is not required to offer our navigation services. Our agreement with AT&T was automatically renewed until March 2015 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Even if AT&T continues to renew our agreement, we may not receive material revenue from AT&T if its subscribers do not continue to purchase our navigation services. In fiscal 2013 and the first half of fiscal 2014, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during the remainder of fiscal 2014 and possibly beyond.
In the six months ended December 31, 2013 and 2012, Sprint represented 9% and 18% of our revenue, respectively. For bundled navigation services, Sprint paid us a fixed fee through September 30, 2013 regardless of the number of subscribers (up to specified thresholds). Commencing on October 1, 2013, Sprint no longer bundles our navigation services and Sprint’s subscribers who previously had access to our services through the bundles are required to incur monthly recurring charges or purchase our navigation applications through application stores. We did not receive meaningful revenue from Sprint for the three months ended December 31, 2013 and we believe our financial condition and results of operations will be materially and adversely affected during fiscal 2014 and possibly beyond. Although we continue to receive premium subscription fees from Sprint customers, we believe that our revenue will continue to be substantially lower and our other sources of revenue from Sprint will not offset the shortfall in the near term.
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
Mobile connected device users may choose not to allow location information and therefore local advertising on their devices.
The growth of our advertising revenue will depend on our ability to deliver location targeted, highly relevant ads to consumers on their mobile connected devices. Our targeted advertising is highly dependent on the consumers allowing applications to have access to their location data. Users may elect not to allow location data sharing for a number of reasons, including personal privacy concerns. Mobile operating systems vendors and application developers are also promoting features that allow device users to disable device functionality that consumers may elect to invoke. In addition, companies may develop products that enable users to prevent ads from appearing on their mobile device screens. If any of these developments were to become widely used by consumers, our ability to deliver effective advertising campaigns on behalf of our advertiser clients would suffer, which could hurt our ability to generate advertising revenue.
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
If we are unable to integrate skobbler or future acquisitions successfully, our operating results and prospects could be harmed.

We acquired skobbler, which had operations in Germany and Romania, in January 2014. In the future, we may make acquisitions to improve our navigation services offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Future mergers and acquisitions we may pursue would involve, numerous risks, including the following:

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire including skobbler, which is geographically remote from our existing operations;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire, such as the European automobile manufacturer and OEM relationship of skobbler;

•	our inability to retain key personnel of the acquired company;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and customers of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies.
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
If our end users increase their usage of our services, our operating loss may increase, or we may incur larger losses because we offer the service as a free offering or usage for paid offerings outpaces our expectations.
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
In the future, we may be unable to obtain certain data from Tom Tom and HERE if we cease using their map data and instead rely on OSM data, in a manner similar to the existing skobbler products. If we are unable to obtain other integral data from these providers, we may not be able to successfully launch OSM-based products.

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
Our navigation services are provided through a combination of our servers, which we house at third party data centers, the public Internet and the private and wireless networks of our wireless carrier customers. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the San Francisco Bay Area and the Sacramento, California area, and we use a cloud provider with locations in Oregon and Virginia for certain navigation and advertising network services. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete and open additional data centers, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier customers, increases in the number of our end users or increases in data traffic.
Our data centers are potentially vulnerable to damage or interruption from a variety of sources, including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. We have not yet completed a comprehensive business continuity plan and there can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we experienced damage or interruptions to our data centers in the San Francisco Bay Area or Sacramento our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.
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
In addition, being selected to participate and being designed into new vehicle models is a lengthy and time consuming process and our navigation services platform may not be included for factors beyond our control if we are participating in the vehicle design with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our navigation services platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturer. These delays may make it difficult to predict when we will generate revenue from new customers. For example, we announced in January 2014 that we had entered into an agreement with a top five worldwide automobile manufacturer but we do not anticipate generating revenue related to the sale of vehicles under this agreement until model year 2017 vehicles come to market in fiscal 2017.
A large percentage of our research and development operations are conducted in China and our ability to introduce new services and support our existing services cost effectively depends on our ability to manage those remote development sites successfully.
Our success depends on our ability to enhance our current services and develop new services and products rapidly and cost effectively. We currently have a majority of our research and development personnel in China and with the acquisition of skobbler, we have a development center in Romania. Although we have sought to retain certain key personnel by transferring them to our other locations, we may be unable to retain them over the long-term. In addition, we have been experiencing significant increases in compensation costs in China due to competitive market conditions for qualified staff, as well as higher risk of employee turnover in certain China markets.
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
As of December 31, 2013, we had international operations in China, Mexico and Brazil. With the acquisition of skobbler, our internal operations expanded to Germany and Romania. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 94% and 92% of our total revenue for the six months ended December 31, 2013 and 2012, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, foreign tax withholding, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on foreign wireless carriers with different pricing models;

•	roaming charges to end users;

•	availability of reliable 2G, 3G and 4G mobile networks in those countries;

•	requirements that we comply with local telecommunication regulations and automobile hands free laws in those countries;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability in some jurisdictions;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
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
Our success and future growth depend on the skills, working relationships and continued services of our management team. Our future performance will depend on our ability to continue to retain our senior management, particularly in the growth areas of our business, such as advertising.
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
We generally provide our navigation services from our own servers, which require close integration with the wireless carriers’ networks. We may be unable to provide high quality services if the wireless carriers’ networks perform poorly or experience delayed response times. Our future success will depend on the availability and quality of our wireless carrier customers’ networks in the United States and abroad to run our mobile navigation services. This includes deployment and maintenance of reliable networks with the speed, data capacity and security necessary to provide reliable wireless communications services. We do not establish or maintain these wireless networks and have no control over interruptions or failures in the deployment and maintenance by wireless carrier customers of their network infrastructure. In addition, these wireless network infrastructures may be unable to support the demands placed on them if the number of subscribers increases, or if existing or future subscribers increase their use of limited bandwidth. Market acceptance of our mobile navigation services will depend in part on the quality of these wireless networks and the ability of our wireless carrier customers to effectively manage their subscribers’ expectations.

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
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space and recently Nokia, which had its own navigation service and owns HERE, announced that its mobile phone business would be acquired by Microsoft. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. We be unable to replace our map suppliers, were we to lose a map supplier, and the remaining map supplier may increase license fees. In addition, if we commence using OSM-based maps and no longer purchase maps from those suppliers, we may be unable to purchase other data that is integral to our mobile navigation products from our existing map suppliers.
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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may increase or fluctuate for a variety of reasons, including:
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

•
impacts from withholding requirements in various non-U.S. jurisdictions and our ability to recoup those withholdings, which may depend on how much revenue we have in a particular jurisdiction to offset the related expenses;

•impacts from acquisitions and related integration activities; or
•impacts from new FASB requirements.
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period. At the end of the reporting period we assessed our deferred tax assets and determined that it was more likely than not that we would be able to realize approximately $6.7 million of deferred tax assets based upon our cumulative net income, the ability to carryback losses within the carryback period, future taxable income from reversals of temporary taxable differences and recurring permanent taxable differences, and other relevant factors. In the event deferred tax assets cannot be realized based on the forecast of future taxable income and the ability to carryback losses within the carryback period, our effective tax rate would be negatively impacted.
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

Recently, the market price for our common stock has traded only slightly above the cash value of our common stock. If investors do not value our company as an ongoing business and only value it for the cash on our balance sheet, our stock price may decline if we continue to incur net losses and use our cash to fund operations. We may also attract investors who are looking for short-term gains in our shares rather than being interested in our long-term outlook. As a result, the price of our common stock may be volatile.
The concentration of ownership of our capital stock limits your ability to influence corporate matters.
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 33.9% of our common stock outstanding as of December 31, 2013. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2013	172,969	$6.56	172,969	$3,631,769
November 1 – November 30, 2013	136,600	$7.18	136,600	$2,651,339
December 1 – December 31, 2013	159,722	$6.44	159,722	$1,622,028
Total	469,291	$6.70	469,291	$1,622,028

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
Filed herewith
10.16.24
Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.
Filed herewith
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	Filed herewith
10.26.15+	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	February 6, 2014	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	February 6, 2014	By:	/s/ MICHAEL STRAMBI
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
Filed herewith
10.16.24
Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.
Filed herewith
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	Filed herewith
10.26.15+	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS*	XBRL Instance Document	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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