Form 10-Q/A
period 2014-02-27
Telenav, Inc.
filed 2014-02-27
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) is being filed in connection with the Confidential Treatment Request filed concurrently with the Quarterly Report (“Quarterly Report”) on Form 10-Q for the quarter ended September 30, 2013. This Amendment is being filed solely to delete previous exhibit 10.16.22 in its entirety and to replace it with Exhibit 10.16.22 filed herewith, to include certain portions of Exhibit 10.16.22 for which the Registrant previously requested confidential treatment.

Except as set forth in this Amendment, all other information in the Quarterly Report and any Exhibits thereto remain in effect and unchanged. No revisions have been made to the Registrant’s financial statements or any other disclosure contained in the Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated:	February 27, 2014	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	February 27, 2014	By:	/s/ MICHAEL STRAMBI
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

5