Form 10-Q
period 2014-03-31
Telenav, Inc.
filed 2014-05-08
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2014

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
As of March 31, 2014, there were approximately 39,156,793 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2014	June 30, 2013*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,351	$25,787
Short-term investments	130,651	165,898
Accounts receivable, net of allowances of $154 and $241 at March 31, 2014 and June 30, 2013, respectively	27,118	28,193
Deferred income taxes	1,526	867
Restricted cash	6,085	2,668
Prepaid expenses and other current assets	13,325	11,113
Total current assets	194,056	234,526
Property and equipment, net	9,458	11,753
Deferred income taxes, non-current	6,159	3,771
Goodwill and intangible assets, net	41,485	18,805
Other assets	3,880	4,814
Total assets	$255,038	$273,669
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,540	$1,604
Accrued compensation	8,868	8,855
Accrued royalties	4,900	9,833
Other accrued expenses	12,443	16,729
Deferred revenue	2,275	7,025
Income taxes payable	74	95
Total current liabilities	32,100	44,141
Deferred rent, non-current	7,940	8,884
Other long-term liabilities	7,269	6,180
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 39,157 shares and 39,342 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	39	40
Additional paid-in capital	126,702	118,193
Accumulated other comprehensive income	496	373
Retained earnings	80,492	95,858
Total stockholders’ equity	207,729	214,464
Total liabilities and stockholders’ equity	$255,038	$273,669

* Derived from audited consolidated financial statements as of and for the year ended June 30, 2013
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue:
Product	$17,689	$24,824	$55,347	$48,214
Services	16,782	30,163	60,581	96,524
Total revenue	34,471	54,987	115,928	144,738
Cost of revenue:
Product	8,535	12,882	27,211	26,253
Services	5,704	8,795	18,298	24,398
Total cost of revenue	14,239	21,677	45,509	50,651
Gross profit	20,232	33,310	70,419	94,087
Operating expenses:
Research and development	15,837	16,067	44,970	45,372
Sales and marketing	8,853	7,941	24,521	22,752
General and administrative	6,895	5,259	19,623	18,635
Total operating expenses	31,585	29,267	89,114	86,759
Operating income (loss)	(11,353)	4,043	(18,695)	7,328
Other income (expense), net	(344)	266	1,059	1,302
Income (loss) from continuing operations before provision (benefit) for income taxes	(11,697)	4,309	(17,636)	8,630
Provision (benefit) for income taxes	(4,142)	488	(6,093)	2,170
Income (loss) from continuing operations, net of tax	(7,555)	3,821	(11,543)	6,460
Income from discontinued operations, net of tax	—	33	—	999
Net income (loss)	$(7,555)	$3,854	$(11,543)	$7,459

Basic income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.19)	$0.10	$(0.30)	$0.16
Income from discontinued operations, net of tax	$—	$—	$—	$0.02
Net income (loss)	$(0.19)	$0.10	$(0.30)	$0.18
Diluted income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.19)	$0.09	$(0.30)	$0.15
Income from discontinued operations, net of tax	$—	$—	$—	$0.03
Net income (loss)	$(0.19)	$0.09	$(0.30)	$0.18
Weighted average shares used in computing net income (loss) per share:
Basic	38,777	39,874	38,698	40,672
Diluted	38,777	41,628	38,698	42,394

Stock compensation expense included above:
Cost of revenue	$17	$41	$83	$117
Research and development	1,131	1,017	3,203	2,545
Sales and marketing	757	684	2,223	1,676
General and administrative	970	875	2,512	1,876
Total stock compensation expense	$2,875	$2,617	$8,021	$6,214
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

Net income (loss)	$(7,555)	$3,854	$(11,543)	$7,459
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(80)	68	(35)	22
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of tax	30	107	270	253
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	(26)	(19)	(112)	(73)
Net increase from available-for-sale securities, net of tax	4	88	158	180
Other comprehensive income (loss), net of tax:	(76)	156	123	202
Comprehensive income (loss)	$(7,631)	$4,010	$(11,420)	$7,661

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2014	2013
Operating activities
Net income (loss)	$(11,543)	$7,459
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,119	6,427
Amortization of net premium on short-term investments	2,720	3,269
Stock-based compensation expense	8,021	6,214
Loss due to impairment	250	425
Loss on disposal of property and equipment	105	18
Bad debt expense	20	15
Excess tax benefits from employee stock option plans	270	5
Changes in operating assets and liabilities:
Accounts receivable	1,233	(3,761)
Deferred income taxes	(3,047)	(879)
Prepaid expenses and other current assets	(2,151)	4,410
Restricted cash	(3,417)	(2,428)
Other assets	369	(924)
Accounts payable	1,699	(811)
Accrued compensation	(395)	(1,522)
Accrued royalties	(4,933)	6,206
Accrued expenses and other liabilities	(3,030)	5,091
Income taxes payable	(291)	(768)
Deferred rent	(740)	1,141
Deferred revenue	(4,802)	5,050
Net cash provided by (used in) operating activities	(14,543)	34,637
Investing activities
Purchases of property and equipment	(754)	(1,887)
Additions to capitalized software	—	(793)
Purchases of short-term investments	(54,662)	(86,569)
Purchase of long-term investments	(600)	(950)
Proceeds from sales and maturities of short-term investments	87,348	109,059
Acquisition, net of cash acquired	(19,245)	(18,254)
Net cash provided by investing activities	12,087	606
Financing activities
Proceeds from exercise of stock options	758	2,633
Repurchase of common stock	(7,899)	(24,209)
Tax withholdings related to net share settlements of restricted stock units	(535)	(51)
Excess tax benefits from employee stock option plans	(270)	(5)
Net cash used in financing activities	(7,946)	(21,632)
Effect of exchange rate changes on cash and cash equivalents	(34)	22
Net increase (decrease) in cash and cash equivalents	(10,436)	13,633
Cash and cash equivalents, at beginning of period	25,787	6,920
Cash and cash equivalents, at end of period	$15,351	$20,553
Supplemental disclosure of cash flow information
Income taxes paid, net	$255	$501
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
Basis of presentation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The condensed consolidated financial statements include the accounts of Telenav, Inc. and our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements include all adjustments (consisting only of normal recurring adjustments) that our management believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current period presentation for comparative purposes.
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of legal ownership, there exists a parent-subsidiary relationship between Telenav, Inc. and Jitu, whereby through contractual arrangement, the equity holders of Jitu have effectively assigned all of their voting rights underlying their equity interest in Jitu to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses and profits of Jitu. The results of Jitu did not have a material impact on our overall operating results for the three and nine months ended March 31, 2014 and 2013.
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
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company, or Ford, comprised 50% and 46% of revenue for the three months ended March 31, 2014 and 2013, respectively, and 45% and 34% of revenue for the nine months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and June 30, 2013, receivables due from Ford were 40% and 45% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 25% and 23% of revenue for the three months ended March 31, 2014 and 2013, respectively, and 25% and 30% of revenue for the nine months ended March 31, 2014 and 2013, respectively. Receivables due from AT&T were 31% and 23% of total accounts receivable at March 31, 2014 and June 30, 2013, respectively. Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised 2% and 15% of revenue for the three months ended March 31, 2014 and 2013,

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

respectively, and 7% and 17% of revenue for the nine months ended March 31, 2014 and 2013, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.
Our map and points of interest, or POI, data have been provided principally by TomTom North America, Inc., or TomTom, and HERE North America, LLC, or HERE, a Nokia company, in the three and nine months ended March 31, 2014 and 2013. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of March 31, 2014 and June 30, 2013, we had restricted cash of $6.1 million and $2.7 million, respectively, on our consolidated balance sheets. As of March 31, 2014, restricted cash is comprised primarily of a $6.0 million overpayment from a customer that will be refunded. In January 2014, the $2.7 million of restricted cash previously held in escrow related to our acquisition of Thinknear was paid to Thinknear stockholders.
Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, during the nine months ended March 31, 2014, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2013	$270	$103	$373
Other comprehensive income (loss) before reclassifications, net of tax	(35)	270	235
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	(112)	(112)
Other comprehensive income (loss), net of tax	(35)	158	123
Balance, net of tax as of March 31, 2014	$235	$261	$496

The amount reclassified from accumulated other comprehensive income (loss), net of tax, was determined using the specific identification method and the amount was included in other income (expense), net, for the nine months ended March 31, 2014, and 2013, respectively.

The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material for the nine months ended March 31, 2014.
Long-term investments

As of March 31, 2014, our investments in privately-held companies were $1.8 million. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-method investments are carried at historical cost in our condensed consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-method investments for impairment. We recorded a $0.3 million impairment charge for one cost-method investment during the three and nine months ended March 31, 2014. We did not record any impairment charges for the three and nine months ended March 31, 2013.

Included in other income (expense), net in the nine months ended March 31, 2014 is a $0.8 million gain from the sale in December 2013 of an investment in a privately-held company.

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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Income (loss) from continuing operations, net of tax	$(7,555)	$3,821	$(11,543)	$6,460
Income from discontinued operations, net of tax	—	33	—	999
Net income (loss)	$(7,555)	$3,854	$(11,543)	$7,459
Shares used in computing net income (loss) per share:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	38,777	39,874	38,698	40,672
Diluted:
Weighted average common shares used in computing basic net income (loss) per share	38,777	39,874	38,698	40,672
Add weighted average effect of dilutive securities:
Stock options	—	1,582	—	1,633
Restricted common stock and restricted stock units	—	172	—	89
Weighted average common shares used in computing diluted net income (loss) per share	38,777	41,628	38,698	42,394
Basic income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.19)	$0.10	$(0.30)	$0.16
Income from discontinued operations, net of tax	$—	$—	$—	$0.02
Net income (loss)	$(0.19)	$0.10	$(0.30)	$0.18
Diluted income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.19)	$0.09	$(0.30)	$0.15
Income from discontinued operations, net of tax	$—	$—	$—	$0.03
Net income (loss)	$(0.19)	$0.09	$(0.30)	$0.18

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

The following outstanding shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Stock options	5,835	3,773	5,835	4,083
Restricted stock units	4,361	—	4,361	313
Restricted common stock	155	720	155	—
Total	10,351	4,493	10,351	4,396

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three and nine months ended March 31, 2014 and 2013.
Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$13,315	$—	$—	$13,315
Cash equivalents:
Money market mutual funds	1,036	—	—	1,036
Commercial paper	1,000	—	—	1,000
Total cash equivalents	2,036	—	—	2,036
Total cash and cash equivalents	15,351	—	—	15,351
Short-term securities:
Certificates of deposit	—	—	—	—
Municipal securities	104,418	338	(3)	104,753
Commercial paper	1,995	2	—	1,997
Corporate bonds	23,834	71	(4)	23,901
Total short-term investments	130,247	411	(7)	130,651
Cash, cash equivalents and short-term investments	$145,598	$411	$(7)	$146,002

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$23,546	$—	$—	$23,546
Cash equivalents:
Money market mutual funds	2,241	—	—	2,241
Total cash equivalents	2,241	—	—	2,241
Total cash and cash equivalents	25,787	—	—	25,787
Short-term investments:
Certificates of deposit	1,000	3	—	1,003
Municipal securities	148,888	242	(137)	148,993
Commercial paper	3,389	2	—	3,391
Corporate bonds	12,462	58	(9)	12,511
Total short-term investments	165,739	305	(146)	165,898
Cash, cash equivalents and short-term investments	$191,526	$305	$(146)	$191,685

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$52,981	$53,120
Due within two years	56,139	56,330
Due after two years	21,127	21,201
Total	$130,247	$130,651

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of March 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at March 31, 2014 (in thousands):

	Fair Value Measurements at March 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$1,036	$1,036	$—	$—
Commercial paper	1,000	—	1,000	—
Total cash equivalents	2,036	1,036	1,000	—
Short-term investments:
Certificates of deposit	—	—	—	—
Municipal securities	104,753	—	104,753	—
Commercial paper	1,997	—	1,997	—
Corporate bonds	23,901	—	23,901	—
Total short-term investments	130,651	—	130,651	—
Cash equivalents and short-term investments	$132,687	$1,036	$131,651	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2013 (in thousands):

	Fair Value Measurements at June 30, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$2,241	$2,241	$—	$—
Total cash equivalents	2,241	2,241	—	—
Short-term investments:
Certificates of deposit	1,003	—	1,003	—
Municipal securities	148,993	—	148,993	—
Commercial paper	3,391	—	3,391	—
Corporate bonds	12,511	—	12,511	—
Total short-term investments	165,898	—	165,898	—
Cash equivalents and short-term investments	$168,139	$2,241	$165,898	$—
Amortization of net premium on short-term investments totaled $2.7 million and $3.3 million in the nine months ended March 31, 2014 and 2013, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the nine months ended March 31, 2014 and 2013, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2014 or June 30, 2013.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

5.	Commitments and contingencies
Operating lease and purchase obligations
As of March 31, 2014, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2014	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Thereafter
Operating lease obligations, net of sublease income	$31,262	$6,596	$4,727	$4,751	$4,644	$4,294	$6,250
Purchase obligations	6,480	2,989	3,278	213	—	—	—
Total contractual obligations	$37,742	$9,585	$8,005	$4,964	$4,644	$4,294	$6,250
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the Court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, and asked the Court to postpone the rest of the case schedule pending the resolution of these potentially case-dispositive motions. The defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the Court granted AT&T and our motion for summary judgment of noninfringement. While the Court's ruling appears to be dispositive of plaintiff's claims, plaintiff is appealing the district court's claim construction and summary judgment ruling. The appeal is currently ongoing in the U.S. Court of Appeals for the Federal Circuit; the oral argument was held on April 10, 2014. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. Plaintiff has indicated its intent to appeal this finding. In light of the reexamination and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case will remain stayed and administratively closed unless the patentee obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. On March 12, 2014, Traffic Information filed an appeal with the U.S. Appeals Court for the Federal Circuit. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

On November 22, 2013, Bay Area Surgical Group, Inc., Knowles Surgery Center, LLC, National Ambulatory Surgery Center, LLC, Los Altos Surgery Center, LP, Forest Ambulatory Surgical Associates, LP, and SOAR Surgery Center, LLC filed a lawsuit against Aetna Life Insurance Company and approximately 300 Aetna health plan sponsors, including Telenav, Inc. in the U.S. District Court for the Northern District of California. The complaint alleges that Aetna and the co-defendants failed to properly pay benefits and administer claims and provide the requested documents mandated by the Employee Retirement Income Security Act of 1974 (“ERISA”). On March 6, 2014 the Court dismissed without prejudice all causes of action against Telenav, Inc. and the Telenav Health and Welfare Plan.

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
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”) in the U.S. District Court for the Northern District of Ohio. After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed while the PTO completed its reexamination of the validity of the patents at issue. The PTO has concluded its reexamination of two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. At this time, all patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product have been cancelled during reexamination. EMSAT agreed to dismiss its allegations relating to the patent claims that were cancelled during reexamination. Accordingly, the Court has lifted the stays in the suits against T-Mobile, Alltel and Sprint. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our indemnification and defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

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
A summary of our stock option activity is as follows (in thousands):

Number of Shares
Options outstanding as of June 30, 2013	6,577
Granted	9
Exercised	(178)
Canceled	(573)
Options outstanding as of March 31, 2014	5,835
Information regarding stock options outstanding at March 31, 2014 is summarized below (in thousands except per share amounts):

	Number of Shares (thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (thousands)
Options outstanding	5,835	$5.61	5.60	$7,848
Options vested and expected to vest	5,721	$5.59	5.55	$7,835
Options exercisable	4,428	$5.14	5.00	$7,649
A summary of our restricted stock units, or RSUs, activity is as follows (in thousands):

	Number of Shares	Weighted average remaining contractual life (years)	Aggregate intrinsic value
RSUs outstanding as of June 30, 2013	2,032
Granted	2,876
Vested	(262)
Canceled	(285)
RSUs outstanding as of March 31, 2014	4,361	1.82	$25,993
RSUs vested and expected to vest as of March 31, 2014	3,712	1.72	$22,122

In connection with our acquisition of skobbler in January 2014, included in the table above is approximately 634,920 RSUs granted to skobbler founders outside of our stock option and equity incentive plans. During the nine months ended March 31, 2014, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 1,574,000 shares. As of March 31, 2014 and June 30, 2013, there were a total of approximately 1,120,000 and 852,000 shares available for grant under our stock option and equity incentive plans, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Stock option awards	$847	$1,680	$3,131	$4,470
RSU awards	1,572	482	3,522	881
Restricted common stock	456	455	1,368	863
Total stock-based compensation expense	$2,875	$2,617	$8,021	$6,214
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Expected volatility	—%	70%	62%	72%
Expected term (in years)	—	4.69	4.45	4.79
Risk-free interest rate	—%	0.77%	1.44%	0.66%
Dividend yield	—	—	—	—

No stock option awards were granted during the three months ended March 31, 2014.

8.	Stock repurchase program
On March 18, 2013, we announced that our Board of Directors authorized a program for the repurchase of up to $10.0 million of our shares of common stock through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $7.9 million of cash to repurchase 1,268,658 shares of our common stock at an average purchase price of $6.23 per share during the nine months ended March 31, 2014. As of March 31, 2014, we had completed this program.
The repurchased shares are retired and designated as authorized but unissued shares. The timing and amount of repurchase transactions under our stock repurchase program depend on market conditions and other considerations. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the nine months ended March 31, 2014, we reduced common stock and APIC by an aggregate of $4.1 million and charged $3.8 million to retained earnings.

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate, excluding discontinued operations, was 35% and 25% for the nine months ended March 31, 2014 and 2013, respectively. Our effective tax rate, excluding discontinued operations, of 35% which resulted in the recognition of a tax benefit for the nine months ended March 31, 2014 was the same as the tax benefit computed at the U.S. federal statutory income tax rate due primarily to nondeductible stock compensation and nondeductible expenses offset by exempt interest income and research and development credits, and true ups.  Our effective tax rate, excluding discontinued operations, of 25% for the nine months ended March 31, 2013 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to the extension of the R&D credit offset by nondeductible stock compensation and discrete tax benefits of $1.0 million as a result of changes in intercompany arrangements and $0.8 million related to the retroactive effect of the R&D credit extension.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of March 31, 2014 and June 30, 2013, our cumulative unrecognized tax benefits were $6.9 million and $6.3 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2014 and June 30, 2013 was $5.3 million and $4.8 million, respectively, that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $434,000 and $314,000 for the payment of interest and penalties at March 31, 2014 and June 30, 2013, respectively.
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
Based on the information available at March 31, 2014, our conclusion is that most of our US and a portion of our state deferred tax assets are realizable. We continue to monitor and evaluate the realizability on a quarterly basis.  If it is determined that it is not more likely than not that all or a portion of our deferred tax assets will be realized we may record additional valuation allowance at that time. Our valuation allowance at June 30, 2013 was $2.9 million which was primarily attributable to California and foreign deferred tax assets.
On December 31, 2013, the research and development credit expired for federal tax purposes. The 2012 Taxpayer Relief Act extended the research and development credit for two years until December 31, 2013. Although the research and development credit has been extended every year since enactment, a tax benefit cannot be recorded for the expired period until the tax extenders bill, or the bill, has been enacted. If and when the bill is enacted, a retroactive tax benefit will be recorded in the period of enactment. We have recorded a tax benefit for the federal research and development credit for the six months ended December 31, 2013.
10. Acquisitions
skobbler GmbH
On January 29, 2014, we completed our acquisition of all of the shares of privately held skobbler GmbH, or skobbler, a navigation company based in Germany. We acquired skobbler for consideration of approximately $23.8 million, consisting of approximately $19.2 million in cash and $4.6 million in shares of our common stock. We believe the acquisition of skobbler will enable us to combine its OpenStreetMap (OSM)-based GPS navigation technology with our existing mobile navigation solutions. The transaction has been accounted for under the acquisition method of accounting. We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill.
The total purchase consideration of $23.8 million was comprised of $19.2 million in cash and 731,623 shares of our common stock valued at $4.6 million. The 731,623 shares of our common stock are held in escrow and will be released at the rate of 50% per year on each anniversary date of closing. These shares are released from escrow solely with the passage of time and do not contain a service or performance requirement. In addition to the total purchase consideration, we issued 634,920 RSUs to the founders of skobbler. The fair value of the 634,920 RSUs issued in connection with the acquisition was $4.0 million, which is being accounted for as post-combination stock-based compensation and is being amortized over a weighted average period of 2.0 years.
The fair value of our common stock issued in connection with the acquisition was determined to be $6.32 per share, the closing price of our common stock on the acquisition measurement date, which is the date the acquisition closed.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

The following table reflects the preliminary values of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$100
Accounts receivable	177
Other assets	209
Customer relationships	400
Developed technology	7,100
Goodwill	16,907
Liabilities assumed	(1,135)
Total value of assets acquired and liabilities assumed	$23,758
Our purchase price allocation is preliminary, and goodwill and liabilities assumed are subject to adjustment pending completion of our analysis of income tax accounting.
We determined the fair value of developed technology and customer relationships to be $7.1 million and $0.4 million, respectively. The fair value of the developed technology and customer relationships is being amortized using the straight-line method over the estimated life of 7.0 years and 18 months, respectively. Developed technology and customer relationships are included in goodwill and intangible assets, net of amortization on the consolidated balance sheets. We have recorded amortization expense of $213,000 related to developed technology and customer relationships for the three and nine months ended March 31, 2014.
As of March 31, 2014, expected amortization expense relating to acquisition-related intangible assets for each of the next five years and thereafter was as follows (in thousands):

Remainder of fiscal 2014	$321
Fiscal 2015	1,281
Fiscal 2016	1,036
Fiscal 2017	1,014
Fiscal 2018	1,014
Thereafter	2,621
$7,287
Goodwill of $16.9 million was recorded as the excess of the fair value of the purchase consideration over the fair value of the net assets acquired. This asset is attributed to buyer-specific value resulting from synergies that are not included in the fair value of assets. No goodwill was deemed to be deductible for income tax purposes.
Included in the purchase consideration is $3.7 million in cash that was paid by us and deposited in escrow to satisfy potential indemnification claims.
For the three and nine months ended March 31, 2014, we recognized $0.6 million and $1.1 million, respectively, in acquisition related costs that were included in general and administrative expenses. The amounts of revenue and income from skobbler for the three and nine months ended March 31, 2014 were not material.
Thinknear
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

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
We entered an asset purchase agreement with FleetCor on March 12, 2013, which was amended and restated on April 16, 2013. The amended and restated asset purchase agreement, or the Agreement, included customary representations, warranties and covenants, including a license permitting FleetCor to utilize certain of our intellectual property. Upon closing, $1.3 million of the purchase price was held back by FleetCor and will be maintained for a period of twelve months to satisfy any amounts owed by us to FleetCor pursuant to our obligations under the Agreement, including indemnification provisions. As of March 31, 2014, $1.3 million was recorded in prepaid expenses and other current assets in our balance sheet. We received payment of the $1.3 million in May 2014.
In connection with the sale, we entered into a transition services agreement, pursuant to which we expect to continue to support certain aspects of the enterprise business while that business is transitioned to FleetCor, and a noncompetition agreement, pursuant to which we agreed not to compete with FleetCor in certain business areas related to the enterprise business for three years. The amounts of income from the transition services agreement for the three and nine months ended March 31, 2014 were not material.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)

12. Subsequent events

In April 2014, in connection with a consolidation of our facilities, we announced the expected closure of our Boston office by June 30, 2014. In addition, we anticipate completing the consolidation of our Sunnyvale headquarters facilities from two buildings into one during the fourth quarter of fiscal 2014. We expect to record costs of approximately $1.0 million in the fourth quarter of fiscal 2014 related to the facilities consolidation and severance and benefits for the positions eliminated.

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
Overview

Telenav is a leading provider of mobile navigation services and location based advertising services, and the worldwide leader delivering Open Street Map solutions. We deliver our navigation services in connected vehicles to auto manufacturers and through mobile devices to consumers to help people make smarter decisions about where to go, how to get there and what to do. Our Thinknear location based advertising services platform delivers highly targeted advertising for national brands and small business at locations that drive consumer behavior to the advertisers' goals.

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
We offer our automotive navigation services to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary customer to date, Ford Motor Company, or Ford, currently distributes our product as an optional feature with the majority of its models in the U.S. Our product is now included on models manufactured in the U.S., Mexico, South America and China. We also have a relationship with another automotive OEM that distributes our products with another major auto manufacturer and in January 2014 we announced an agreement with a top five worldwide auto manufacturer for integration of our off-board and connected solutions in its vehicles, which we expect to commence in model year 2017. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as traffic. Our history as a cloud based supplier of navigation services provides a unique advantage in the marketplace over our competitors.

Our mobile advertising network offers advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and offer unique value to brick-and-mortar and brand advertisers with our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our brand and agency partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through programmatic real-time bidding, or RTB, tools. In March 2014, our platform had access to over 75 billion potential ad impressions.

We derive revenue from wireless carriers and end users, automobile manufacturers and OEMs, and mobile advertisers and advertising agencies. We primarily derive our revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services. We also derive revenue from our partnerships with wireless carriers who sell our mobile navigation services to their subscribers. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies that represent national and regional brands and channel partners that work closely with local and small business advertisers.

We generate revenue from the delivery of customized software and royalties from the distribution of customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed in 16 different Ford and Lincoln models in North America. Ford and Lincoln models with our on-board automotive navigation product began shipping to South America with the 2012 model year and China with the 2013 model year. Our automobile manufacturer and OEM customers pay us a royalty fee as the software is reproduced for installation in vehicles with our automotive navigation solutions.

We generate revenue from mobile navigation services through service subscriptions. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through mobile application stores and marketplaces. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage.

We generate revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract.

Historically, our write-offs for uncollectible accounts have not been significant. However, as we generate more of our revenue from advertising services, we believe the risk profile of our customers is changing. We believe that certain of our advertising customers, who are often not as well capitalized as our mobile navigation and automotive navigation services customers, may present a higher risk of default and remit payment over extended collection periods. As a result, we anticipate that we may experience a greater risk of delayed payments and potential write-offs for uncollectible accounts as our advertising revenue grows.

Recent Developments

In April 2014, in connection with a consolidation of our facilities, we announced the expected closure of our Boston office by June 30, 2014. In addition, we anticipate completing the consolidation of our Sunnyvale headquarters facilities from two buildings into one during the fourth quarter of fiscal 2014. We expect to record costs of approximately $1.0 million in the fourth quarter of fiscal 2014 related to the facilities consolidation and severance and benefits for the positions eliminated.

On January 29, 2014, we completed our acquisition of all of the shares of privately held skobbler GmbH, or skobbler, a navigation company based in Germany. We acquired skobbler for consideration of approximately $23.8 million, consisting of approximately $19.2 million in cash and $4.6 million in restricted shares of our common stock. We believe the acquisition of skobbler will enable us to combine its OpenStreetMap (OSM)-based GPS navigation technology with our existing mobile navigation solutions. The transaction has been accounted for under the acquisition method of accounting.

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

As of October 1, 2013, Sprint Nextel Corporation, or Sprint, no longer provides us compensation for our services on a fixed fee basis for bundled offerings provided to its customers. The revenue we receive from Sprint consists primarily of revenue from monthly recurring fees paid by end users for premium services. The current monthly recurring fee revenue is substantially lower than the fee revenue we had previously received from Sprint for the bundling of our services and we anticipate that this trend will continue. Subsequent to October 1, 2013, we have not experienced significant replacement revenue from subscribers who formerly had access to our services through the Sprint bundles.

During fiscal 2013 and the three and nine months ended March 31, 2014, we also experienced declines in the number of paid monthly recurring fee end users at other large wireless carrier customers, including AT&T, T-Mobile USA, or T-Mobile, and U.S. Cellular Corporation, or USCC, and we expect this trend to continue. As a result, we expect that our revenue from wireless carrier partners will continue to decline substantially and that the composition of the remaining wireless carrier revenue will change over the near term. We expect our total revenue in fiscal 2014 will decline substantially from previous years as we do not foresee revenue from automotive navigation or advertising growing sufficiently to offset the loss of wireless carrier revenue in fiscal 2014.
In fiscal 2014, as was the case in fiscal 2013, we expect that subscription revenue from our partnerships with wireless carriers for navigation will continue to decline substantially as our agreement with Sprint has transitioned to a predominantly freemium model and our wireless carrier customers continue to experience declines in subscribers paying monthly recurring charges for navigation applications. We expect that over time, certain other wireless carrier partners will shift to models in which we are not compensated on a fixed basis for our services but instead share revenue received with them, whether that revenue is generated directly from monthly recurring charges for navigation services or from advertising in our navigation services.

We do not expect to be able to reduce our cost of services revenue at the same rate as services revenue, if at all. We will continue to incur significant costs, especially third party content and data center operations costs, associated with providing our navigation services at reduced revenue rates across a smaller group of subscribers or free under our freemium distribution model. We also anticipate that because of our efforts to grow automotive, mobile advertising and other strategic revenue sources, our operating expenses will not decline in fiscal 2014 at the same rate as our revenue, and in fact may increase. As a result, we incurred a net loss in the three months ended December 31, 2013, for the first time since fiscal 2007. We continued to incur a net loss for the three months ended March 31, 2014, and we believe that we will incur substantial net losses in fiscal 2014. At this time we do not know when we may return to profitability. We also expect our acquisition of skobbler to be dilutive to our results of operations in the near term.
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
Revenue	$34,471	$54,987	$115,928	$144,738
Gross margin	59%	61%	61%	65%
Non-GAAP gross margin	62%	63%	63%	67%
Income (loss) from continuing operations, net of tax	$(7,555)	$3,821	$(11,543)	$6,460
Non-GAAP income (loss) from continuing operations, net of tax	$(4,365)	$6,907	$(2,703)	$15,073
Adjusted EBITDA from continuing operations	$(6,783)	$8,832	$(5,555)	$21,269
Diluted income (loss) from continuing operations, net of tax, per share	$(0.19)	$0.09	$(0.30)	$0.15
Diluted non-GAAP income (loss) from continuing operations, net of tax, per share	$(0.11)	$0.17	$(0.07)	$0.36

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
The following tables present reconciliations of gross margin to non-GAAP gross margin, income (loss) from continuing operations, net of tax, to non-GAAP income (loss) from continuing operations, net of tax, and income (loss) from continuing operations, net of tax, to adjusted EBITDA from continuing operations for each of the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Gross margin	59%	61%	61%	65%
Adjustments:
Capitalized software and developed technology amortization	3%	2%	2%	2%
Stock-based compensation expense	—%	—%	—%	—%
Non-GAAP gross margin	62%	63%	63%	67%

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$(7,555)	$3,854	$(11,543)	$7,459
Income from discontinued operations, net of tax	—	33	—	999
Income (loss) from continuing operations, net of tax	(7,555)	3,821	(11,543)	6,460
Adjustments:
Legal settlement	—	—	—	1,300
Capitalized software and developed technology amortization	947	1,024	2,666	2,700
Stock-based compensation expense:
Cost of revenue	$17	$41	$83	$117
Research and development	1,131	1,017	3,203	2,545
Sales and marketing	757	684	2,223	1,676
General and administrative	970	875	2,512	1,876
Total stock-based compensation	2,875	2,617	8,021	6,214
Tax effect of adding back adjustments	(632)	(555)	(1,847)	(1,601)
Non-GAAP income (loss) from continuing operations, net of tax	$(4,365)	$6,907	$(2,703)	$15,073

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net income (loss)	$(7,555)	$3,854	$(11,543)	$7,459
Income from discontinued operations, net of tax	—	33	—	999
Income (loss) from continuing operations, net of tax	(7,555)	3,821	(11,543)	6,460
Adjustments:
Legal settlement	—	—	—	1,300
Stock-based compensation expense	2,875	2,617	8,021	6,214
Depreciation and amortization	1,695	2,172	5,119	6,427
Interest and other (income) expense, net	344	(266)	(1,059)	(1,302)
Provision (benefit) for income taxes	(4,142)	488	(6,093)	2,170
Adjusted EBITDA from continuing operations	$(6,783)	$8,832	$(5,555)	$21,269

Key components of our results of operations
Sources of revenue
We offer voice-guided, real time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands) including AT&T Navigator and Your Navigator Deluxe. Our technology also powers automotive navigation solutions that provide accurate, easy to use navigation services to drivers, including search, points of interest, or POI, and traffic services. We believe our cash, cash equivalents and short-term investments will be sufficient to cover the anticipated use of cash from operations for the foreseeable future.
We offer our mobile navigation services to customers in a number of ways. Currently, we primarily derive our revenue from our wireless carrier customers for their end users' subscriptions to our mobile navigation services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our mobile navigation services as part of a bundle of mobile data or voice services than if an end user subscribes to our mobile navigation services on a standalone basis. We also offer our applications directly to end users through application stores such as the Apple App Store and the Google Play marketplace. Finally, we provide free versions of our services which can generate revenue through advertising supported arrangements, and subscriber upgrades to premium versions for a fee.
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
Ford represented 45% and 34% of our revenue in the nine months ended March 31, 2014 and 2013, respectively. In April 2014, our agreement with Ford was extended through December 2017. We provide both on-board and off-board connected navigation solutions to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. We recognize revenue from our on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions generally as the software is reproduced for installation in vehicles. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
AT&T represented 25% and 30% of our revenue in the nine months ended March 31, 2014 and 2013, respectively. In March 2014, our agreement with AT&T was automatically renewed, under its existing terms through March 2015, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future; however, we have recently seen substantial declines in the number of paying subscribers for our services through AT&T.
Sprint represented 7% and 17% of our revenue in the nine months ended March 31, 2014 and 2013, respectively. We operate under an agreement with Sprint, which we most recently amended in April 2013. Under this amended agreement, we and Sprint agreed to continue the fixed fee arrangement related to the Sprint bundle through September 30, 2013, and to partner to generate revenue from premium navigation and mobile advertising programs through December 31, 2015. Commencing on October 1, 2013, Sprint no longer bundles our navigation services, which caused our revenue to decrease substantially in the three and nine months ended March 31, 2014. A majority of the Sprint subscribers who were receiving our services through bundles as of September 30, 2013 did not convert to our paid navigation services and we have not recouped the lost revenue through freemium or monthly recurring charges paid by those Sprint subscribers.
Subscription fee revenue from our mobile navigation services represented 44% and 64% of our revenue in the nine months ended March 31, 2014 and 2013, respectively. Subscription fee revenue from our mobile navigation services declined in the comparable nine month period, primarily due to the transition to the termination of the Sprint fixed fee services as of October 1, 2013 and a decrease in the number of paying subscribers for navigation services provided through wireless carriers. Revenue from our automotive navigation solutions represented 49% and 34% of our revenue in the nine months ended March 31, 2014 and 2013, respectively. Revenue from our mobile advertising services represented 7% and 2% of our revenue in the nine months ended March 31, 2014 and 2013, respectively.

We expect that the percentage of our revenue represented by wireless carrier customers will decline substantially in fiscal 2014 because Sprint ceased to bundle our services as of October 1, 2013 and more end users are using free navigation services rather than paying monthly recurring charges with other wireless carrier customers. Subsequent to October 1, 2013, we have not been successful in the short term at fully replacing lost wireless carrier revenue with revenue from automotive and advertising, resulting in a substantial decline in our total revenue in fiscal 2014 relative to prior years.

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

In the nine months ended March 31, 2014 and 2013, we generated 94% and 92% of our revenue, respectively, in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.

Cost of revenue
Our cost of revenue consists primarily of the cost of third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our navigation services. Our cost of revenue also includes the cost of third party exchange ad inventory as well as expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, and amortization of developed technology. The largest component of our cost of revenue is the fee we pay to providers of map, POI and traffic data, TomTom North America, Inc., or TomTom, and HERE North America, LLC, or HERE, a Nokia Company . We have agreements with TomTom and HERE pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis, and on a per installed vehicle basis. With respect to TomTom, we are required to pay certain minimum fees for access to its content by our mobile navigation customers, as well as a usage fee. For our on-board navigation solutions provided to Ford, we pay royalties on a per unit produced basis to HERE. We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board automotive navigation solutions and recognition of deferred development costs. Cost of services revenue consists primarily of the costs associated with third party content, third party exchange ad inventory, data center operations, customer support, amortization of capitalized software, stock-based compensation and amortization of developed technology that we incur in providing our navigation services, mobile advertising and premium navigation services.
We primarily provide mobile navigation service customer support through a third party provider to whom we provide training and assistance with problem resolution. We use two outsourced, hosted data centers and industry standard hardware to provide our navigation services. We generally offer to our wireless carrier customers and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier customer agreement.

While we expect that services revenue from wireless carrier customers will decline substantially in fiscal 2014 and fiscal 2015, we do not expect to be able to reduce our cost of services revenue at the same rate as services revenue, if at all. We will continue to incur significant costs, especially third party content and data center operations costs, associated with providing our navigation services at reduced revenue rates or free under our freemium distribution model. We expect that our total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our navigation offerings provided through wireless carriers. We expect that our cost of revenue will decrease in absolute dollars, as it will be impacted by declining third party content costs associated with the decline in revenue from wireless carrier customers, partially offset by increased amortization of developed technology acquired. Cost of revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. We anticipate that we may be able to realize a slight decrease in cost of services revenue with the launch of our OSM-based application, initially on our freemium solution, in fiscal 2015.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, facilities, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses have stabilized in absolute dollars in the past year, as we have reduced certain headcount and achieved greater operational effectiveness. Despite these recent efforts, we expect that certain costs will continue to increase over time, including compensation and related costs; however, we are continuing to evaluate spending in certain areas and taking actions to create greater efficiencies. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel into, our growth areas, which include automotive and mobile advertising.
Research and development. Research and development expenses consist primarily of personnel costs for our development employees and costs of outside consultants. We have focused our research and development efforts on improving the ease of use and functionality of our existing services, as well as developing new service and product offerings in our existing markets and in new markets. A majority of our research and development employees are located in our development centers in China and, as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the

Chinese Renminbi, or RMB. In addition, with the January 2014 acquisition of skobbler, we expect to also incur research and development expenses in the Romanian Leu.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, product management and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue was derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers, as well as consumers acquired through open market application stores. More recently, our automotive and advertising revenue have represented the most rapidly growing components of our revenue, and we have invested in building our advertising sales team. Our sales and marketing activities supporting our automotive navigation services include product management and business development efforts. Our automotive manufacturer partners and OEMs also provide primary marketing for our on-board and off-board navigation services at the time a vehicle is sold to their end customer. We expect to increase our investment in sales and marketing activities, in part, to support our initiatives in the automotive industry and mobile advertising and to promote our branded services directly to end users.
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

Provision (benefit) for income taxes. Historically, our provision for income taxes primarily consisted of corporate income taxes related to profits earned in the United States. However, in the three and nine months ended March 31, 2014, we have recognized a tax benefit on our losses. Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected by increases in nondeductible stock compensation or other nondeductible expenses. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, changes in our ability to benefit from the carryback of net operating losses within the carryback period, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
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

There have been no material changes in our critical accounting policies and estimates during the nine months ended March 31, 2014 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2013.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of operations

The following tables set forth our results of operations for the three and nine months ended March 31, 2014 and 2013, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of income data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Consolidated Statements of Income (Loss) Data	2014	2013	2014	2013
	(in thousands)
Revenue:
Product	$17,689	$24,824	$55,347	$48,214
Services	16,782	30,163	60,581	96,524
Total revenue	34,471	54,987	115,928	144,738
Cost of revenue:
Product	8,535	12,882	27,211	26,253
Services	5,704	8,795	18,298	24,398
Total cost of revenue	14,239	21,677	45,509	50,651
Gross profit	20,232	33,310	70,419	94,087
Operating expenses:
Research and development	15,837	16,067	44,970	45,372
Sales and marketing	8,853	7,941	24,521	22,752
General and administrative	6,895	5,259	19,623	18,635
Total operating expenses	31,585	29,267	89,114	86,759
Operating income (loss)	(11,353)	4,043	(18,695)	7,328
Other income (expense), net	(344)	266	1,059	1,302
Income (loss) before provision (benefit) for income taxes	(11,697)	4,309	(17,636)	8,630
Provision (benefit) for income taxes	(4,142)	488	(6,093)	2,170
Income (loss) from continuing operations, net of tax	(7,555)	3,821	(11,543)	6,460
Income from discontinued operations, net of tax	—	33	—	999
Net income (loss)	$(7,555)	$3,854	$(11,543)	$7,459

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013
	(as a percentage of revenue)
Revenue:
Product	51%	45%	48%	33%
Services	49%	55%	52%	67%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	25%	23%	23%	18%
Services	16%	16%	16%	17%
Total cost of revenue	41%	39%	39%	35%
Gross profit	59%	61%	61%	65%
Operating expenses:
Research and development	46%	29%	39%	31%
Sales and marketing	26%	14%	21%	16%
General and administrative	20%	10%	17%	13%
Total operating expenses	92%	53%	77%	60%
Operating income (loss)	(33)%	8%	(16)%	5%
Other income (expense), net	(1)%	—%	1%	1%
Income (loss) before provision (benefit) for income taxes	(34)%	8%	(15)%	6%
Provision (benefit) for income taxes	(12)%	1%	(5)%	1%
Income (loss) from continuing operations, net of tax	(22)%	7%	(10)%	5%
Income from discontinued operations, net of tax	—%	—%	—%	1%
Net income (loss)	(22)%	7%	(10)%	5%

Comparison of the three and nine months ended March 31, 2014 and 2013
Revenue.
Product revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. Product revenue decreased 29% to $17.7 million in the three months ended March 31, 2014 from $24.8 million in the three months ended March 31, 2013. Product revenue increased 15% to $55.3 million in the nine months ended March 31, 2014 from $48.2 million in the nine months ended March 31, 2013. The decrease in the comparable three month period was due primarily to decreases in customized software revenue and map content update revenue, partially offset by an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers. Product revenue in the three months ended March 31, 2014 and 2013 included $1.7 million and $7.7 million, respectively, of customized software revenue. In addition, product revenue in the three months ended March 31, 2013 included $4.0 million related to a map content update separately purchased by Ford. The increase in the comparable nine month periods was due primarily to increased automotive royalty revenue, which more than offset decreases in customized software revenue and map content update revenue. Product revenue in the nine months ended March 31, 2014 and 2013 included $4.5 million and $9.0 million, respectively, of customized software revenue. In addition, product revenue in the nine months ended March 31, 2013 included $6.8 million related to a map content update separately purchased by Ford.
Services revenue. Services revenue consists primarily of revenue we derive from our mobile navigation services and mobile advertising. Services revenue decreased 44% to $16.8 million in the three months ended March 31, 2014 from $30.2 million in the three months ended March 31, 2013. Services revenue decreased 37% to $60.6 million in the nine months ended March 31, 2014 from $96.5 million in the nine months ended March 31, 2013. The decrease in the comparable three and nine month periods was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and USCC, the termination of our fixed fee revenue from Sprint for bundled users, and a decrease in mobile navigation revenue internationally. Accordingly, in the three months ended March 31, 2014, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $15.1 million. In the nine months ended March 31, 2014, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $40.7 million. These decreases were partially offset by growth in revenue from advertising network services.
Revenue concentrations. In the three months ended March 31, 2014 and 2013, revenue from Ford represented 50% and 46% of our total revenue, respectively; revenue from AT&T represented 25% and 23% of our total revenue, respectively, and revenue from Sprint represented 2% and 15% of our total revenue, respectively. In the nine months ended March 31, 2014 and 2013, revenue from Ford represented 45% and 34% of our total revenue, respectively; revenue from AT&T represented 25% and 30% of our total revenue, respectively, and revenue from Sprint represented 7% and 17% of our total revenue, respectively. No other customer represented more than 10% of our total revenue in such periods.
Revenue from our automotive navigation solutions represented 53% and 46% of our revenue in the three months ended March 31, 2014 and 2013, respectively. Revenue from our automotive navigation solutions represented 49% and 34% of our revenue in the nine months ended March 31, 2014 and 2013, respectively. Subscription fees from our mobile navigation services represented 39% and 52% of our total revenue in the three months ended March 31, 2014 and 2013, respectively. Subscription fees from our mobile navigation service represented 44% and 64% of our total revenue in the nine months ended March 31, 2014 and 2013, respectively. Revenue from our mobile advertising services represented 8% and 2% of our revenue in the three months ended March 31, 2014 and 2013, respectively. Revenue from our mobile advertising services represented 7% and 2% of our revenue in the nine months ended March 31, 2014 and 2013, respectively.

We primarily sell our services in the United States. In the three months ended March 31, 2014 and 2013, revenue derived from U.S. sources represented 94% and 93% of our total revenue, respectively. In the nine months ended March 31, 2014 and 2013, revenue derived from U.S. sources represented 94% and 92% of our total revenue, respectively.
Cost of revenue.
Cost of product revenue. Our cost of product revenue decreased 34% to $8.5 million in the three months ended March 31, 2014 from $12.9 million in the three months ended March 31, 2013, which was greater than the 29% decrease in product revenue. Our cost of product revenue increased 4% to $27.2 million in the nine months ended March 31, 2014 from $26.3 million in the nine months ended March 31, 2013, which was lower than the 15% increase in product revenue. Our cost of product revenue decreased in the comparable three month period due primarily to a decrease in third party content costs of $2.3 million resulting primarily from the costs associated with the fiscal 2013 map content update provided to Ford that did not recur in fiscal 2014. Our cost of product revenue increased in the comparable nine month period due primarily to an increase in third party content costs of $3.8 million commensurate with the growth in our product revenue, partially offset by a decrease due to the costs associated with the fiscal 2013 map content update provided to Ford that did not recur in fiscal 2014. Cost of product revenue decreased at a greater rate and increased at a lower rate than the decrease and increase in product revenue for the comparable three and nine month periods, respectively, due primarily to the elimination of costs associated with the map content update for Ford that were included in the three and nine months ended March 31, 2013. The $4.0 million and $6.8 million of revenue related to the map content update separately purchased by Ford in the three and nine months ended March 31, 2014 and 2013, respectively, had substantially higher associated content costs as a percentage of revenue than our on-board navigation revenue earned from Ford for production vehicles.
Cost of services revenue. Our cost of services revenue decreased 35% to $5.7 million in the three months ended March 31, 2014 from $8.8 million in the three months ended March 31, 2013. Our cost of services revenue decreased 25% to $18.3 million in the nine months ended March 31, 2014 from $24.4 million in the nine months ended March 31, 2013. Cost of services revenue did not decline commensurate with the 44% and 37% decrease in services revenue for the comparable three and nine month periods, respectively. Cost of services revenue in the comparable three month period was impacted by a decrease in third party content costs of $2.4 million as well as decreased customer support and data center costs. Cost of services revenue in the comparable nine month period was impacted by a decrease in third party content costs of $4.1 million as well as decreased customer support and data center costs, partially offset by increased amortization expense of $0.6 million, primarily related to developed technology acquired.
Gross profit. Our gross profit decreased to $20.2 million in the three months ended March 31, 2014 from $33.3 million in the three months ended March 31, 2013. Our gross profit decreased to $70.4 million in the nine months ended March 31, 2014 from $94.1 million in the nine months ended March 31, 2013. Our gross margin decreased to 59% in the three months ended March 31, 2014 from 61% in the three months ended March 31, 2013, and decreased to 61% in the nine months ended March 31, 2014 from 65% in the nine months ended March 31, 2013. The decrease in gross margin in the comparable three and nine month periods was primarily due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our acquisition of Thinknear and our January 2014 acquisition of skobbler.
Research and development. Our research and development expenses decreased 1% to $15.8 million in the three months ended March 31, 2014 from $16.1 million in the three months ended March 31, 2013. Our research and development expenses decreased 1% to $45.0 million in the nine months ended March 31, 2014 from $45.4 million in the nine months ended March 31, 2013. Costs in the three months ended March 31, 2014 were comparable to the three months ended March 31, 2013.
The change in the comparable nine month period was primarily due to a decrease in compensation and benefits costs of $1.7 million associated with decreased average headcount, primarily in our China offices, and a decrease in amortization and depreciation expense of $0.4 million, partially offset by a decrease in capitalization and deferral of software development costs of $1.4 million. This net decrease was further offset by the reimbursement of $1.0 million of costs in connection with a cost recovery contract with a third party that was included in the three months ended March 31, 2013. As a percentage of revenue, research and development expenses increased to 46% in the three months ended March 31, 2014 from 29% in the three months ended March 31, 2013, and increased to 39% in the nine months ended March 31, 2014 from 31% in the nine months ended March 31, 2013. The total number of research and development personnel decreased 4% to 512 at March 31, 2014 from 534 at March 31, 2013. A substantial portion of the decline in headcount occurred in June 2013 in conjunction with our restructuring efforts. This decline was partially offset by an increase in headcount with our acquisition of skobbler in January 2014. Although the number of our research and development personnel has decreased in the short-term, we expect research and development expenses will not reflect a proportionate decrease as we have retained research and development personnel in higher cost geographic areas. We also expect research and development expenses to increase on a full quarter basis as a result of our acquisition of skobbler on January 29, 2014; however, on a full time equivalent basis, research and development personnel in Romania, where skobbler’s primary research and development center is located, are lower cost than we have historically experienced in the United States. We also believe that as we continue to invest in expanding the navigation services we offer, establish relationships with new automotive manufacturers and OEMs and advertisers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses increased 11% to $8.9 million in the three months ended March 31, 2014 from $7.9 million in the three months ended March 31, 2013. Our sales and marketing expenses increased 8% to $24.5 million in the nine months ended March 31, 2014 from $22.8 million in the nine months ended March 31, 2013. The increase in the three months ended March 31, 2014 was primarily due to increases in compensation, benefits and commissions of $1.3 million and contracted services of $0.2 million, partially offset by a decrease in trade show expense of $0.1 million and a decrease in advertising and promotion expense of $0.3 million. The increase in the nine months ended March 31, 2014 was primarily due to an increase in compensation, benefits and commissions of $1.4 million and contracted services of $1.1 million, which includes expensed content licenses not incorporated in our technology, partially offset by a decrease in advertising and promotion expense of $0.9 million. As a percentage of revenue, sales and marketing expenses increased to 26% in the three months ended March 31, 2014 from 14% in the three months ended March 31, 2013, and increased to 21% in the nine months ended March 31, 2014 from 16% in the nine months ended March 31, 2013. The total number of sales and marketing personnel was 109 at March 31, 2014 compared to 108 at March 31, 2013. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars as we add sales personnel to support our advertising business.
General and administrative. Our general and administrative expenses increased 31% to $6.9 million in the three months ended March 31, 2014 from $5.3 million in the three months ended March 31, 2013. Our general and administrative expenses increased 5% to $19.6 million in the nine months ended March 31, 2014 from $18.6 million in the nine months ended March 31, 2013. The increase in the comparable three month period was primarily due to increased legal costs of $1.1 million and increased professional services fees of $0.3 million. The increase in the comparable nine month period was primarily due to increased compensation and benefits of $0.9 million, increased stock compensation expense of $0.6 million and increased professional services fees of $0.4 million, partially offset by decreased legal costs of $1.3 million. The total number of general and administrative personnel was unchanged at 76 at March 31, 2014 and 2013. As a percentage of revenue, general and administrative expenses increased to 20% in the three months ended March 31, 2014 from 10% in the three months ended March 31, 2013, and increased to 17% in the nine months ended March 31, 2014 from 13% in the nine months ended March 31, 2013. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.
Other income (expense), net. Our other income (expense), net was $(0.3) million in the three months ended March 31, 2014 and $0.3 million in the three months ended March 31, 2013. Our other income (expense), net was $1.1 million in the nine months ended March 31, 2014 and $1.3 million in the nine months ended March 31, 2013. Other income (expense), net for the nine months ended March 31, 2014 included a $0.8 million gain from the sale of an investment in a privately-held company and a $0.3 million impairment charge from the write-off of an investment in a private-held company.
Income from discontinued operations, net of tax. Income from discontinued operations, net consists of results of operations of our enterprise business, which was sold in April 2013.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes, excluding discontinued operations, was $(6.1) million in the nine months ended March 31, 2014 compared to $2.2 million in the nine months ended March 31, 2013. Our effective tax rate, excluding discontinued operations, was 35% in the nine months ended March 31, 2014 compared to 25% in the nine months ended March 31, 2013. Our effective tax rate of 35%, which resulted in the recognition of a tax benefit for the nine months ended March 31, 2014, was the same as the tax computed at the U.S. federal statutory income tax rate due primarily to nondeductible stock compensation and nondeductible expenses offset by the exempt income and research and development credits, and true ups.  Our effective tax rate, excluding discontinued operations, of 25% for the nine months ended March 31, 2013 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to the extension of the R&D credit offset by nondeductible stock compensation and discrete tax benefits of $1.0 million as a result of changes in intercompany arrangements and $0.8 million related to the retroactive effect of the R&D credit extension.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2014 and June 30, 2013, our cumulative unrecognized tax benefits were $6.9 million and $6.3 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2014 and June 30, 2013 was $5.3 million and $4.8 million, respectively, that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.4 million and $0.3 million accrued for the payment of interest and penalties at March 31, 2014 and June 30, 2013, respectively.

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
Based on the information available at March 31, 2014, our conclusion is that most of our US and a portion of our state deferred tax assets are realizable. We continue to monitor and evaluate the realizability on a quarterly basis.  If it is determined that it is not more likely than not that all or a portion of our deferred tax assets will be realized we may record additional valuation allowance at that time. Our valuation allowance at June 30, 2013 was $2.9 million which was primarily attributable to California and foreign deferred tax assets.
On December 31, 2013, the research and development credit expired for federal tax purposes. The 2012 Taxpayer Relief Act extended the research and development credit for two years until December 31, 2013. Although the research and development credit has been extended every year since enactment, a tax benefit cannot be recorded for the expired period until the tax extenders bill, or the bill, has been enacted. If and when the bill is enacted, a retroactive tax benefit will be recorded in the period of enactment. We have recorded a tax benefit for the federal research and development credit for the six months ended December 31, 2013.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Nine Months Ended
	March 31,
	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(14,543)	$34,637
Net cash provided by investing activities	12,087	606
Net cash used in financing activities	(7,946)	(21,632)
Effect of exchange rate changes on cash and cash equivalents	(34)	22
Net increase (decrease) in cash and cash equivalents	$(10,436)	$13,633
At March 31, 2014, we had cash, cash equivalents and short-term investments of $146.0 million, which primarily consisted of money market mutual funds, certificates of deposit, municipal securities, corporate bonds, and commercial paper held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of March 31, 2014, our accounts receivable balance was $27.1 million, of which Ford and AT&T represented 40% and 31%, respectively.

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
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $(14.5) million and $34.6 million in the nine months ended March 31, 2014 and 2013, respectively. Cash provided by or used in operating activities has historically been affected by changes in our end user base and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the nine months ended March 31, 2014, cash used in operating activities was the result of a net loss of $11.5 million, adjusted for non-cash charges for depreciation and amortization of $5.1 million, stock-based compensation of $8.0 million and accretion of net premium on short-term investments of $2.7 million, which were more than offset by $19.5 million from changes in our operating assets and liabilities. The changes in operating assets and liabilities resulted principally from an increase in restricted cash of $3.4 million and decreases in accrued royalties of $4.9 million, accrued expenses and other liabilities of $3.0 million and deferred revenue of $4.8 million primarily as a result of Sprint ceasing to compensate us for services we provide to its customers through bundled offerings effective October 1, 2013. In the nine months ended March 31, 2013, cash provided by operating activities was provided principally by net income of $7.5 million, adjusted for non-cash charges for depreciation and amortization of $6.4 million, and stock-based compensation of $6.2 million, partially offset by $10.8 million from changes in our operating assets and liabilities.

Net cash provided by investing activities. Our investing activities provided $12.1 million and $0.6 million during the nine months ended March 31, 2014 and 2013, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. We expect to make additional purchases of property and equipment in future periods as we continue to invest in infrastructure, as well as replace equipment nearing the end of its service life. However, we will balance such purchases with our increasing use of hosted data services in an effort to more efficiently scale operations, particularly with respect to our growing advertising business. In the nine months ended March 31, 2014, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $32.7 million, partially offset by cash used for our acquisition of skobbler for $19.2 million. In the nine months ended March 31, 2013, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $22.5 million, partially offset by cash used principally for our acquisition of Thinknear for $18.3 million, purchases of property and equipment of $1.9 million and purchases of long-term investments of $1.0 million.
Net cash used in financing activities. During the nine months ended March 31, 2014 and 2013, we used cash in our financing activities of $7.9 million and $21.6 million, respectively, primarily to repurchase shares of our outstanding common stock under our stock repurchase programs. In the nine months ended March 31, 2014, we utilized $7.9 million of cash to repurchase 1,268,658 shares of our common stock at an average purchase price of $6.23 per share. In the nine months ended March 31, 2013, we utilized $24.2 million of cash to repurchase shares of our common stock, partially offset by proceeds of $2.6 million from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of March 31, 2014, we had an aggregate of $37.7 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $37.7 million of future minimum commitments were comprised of $9.6 million due in fiscal 2014; $8.0 million due in fiscal 2015; $5.0 million due in fiscal 2016; $4.6 million due in fiscal 2017; $4.3 million due in fiscal 2018; and $6.2 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2014, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users and customers in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the RMB, and commencing in January 2014, the Romanian Leu. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of income. As of March 31, 2014, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the Court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, and asked the Court to postpone the rest of the case schedule pending the resolution of these potentially case-dispositive motions. The defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the Court granted AT&T and our motion for summary judgment of noninfringement. While the Court's ruling appears to be dispositive of plaintiff's claims, plaintiff is appealing the district court's claim construction and summary judgment ruling. The appeal is currently ongoing in the U.S. Court of Appeals for the Federal Circuit; the oral argument was held on April 10, 2014. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. Plaintiff has indicated its intent to appeal this finding. In light of the reexamination and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case will remains stayed and administratively closed unless the plaintiff obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. On March 12, 2014, Traffic Information filed an appeal with the U.S. Appeals Court for the Federal Circuit. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

On November 22, 2013 Bay Area Surgical Group, Inc., Knowles Surgery Center, LLC, National Ambulatory Surgery Center, LLC, Los Altos Surgery Center, LP, Forest Ambulatory Surgical Associates, LP, and SOAR Surgery Center, LLC filed a lawsuit against Aetna Life Insurance Company and approximately 300 Aetna health plan sponsors, including Telenav, Inc. in the U.S. District Court for the Northern District of California. The complaint alleges that Aetna and the co-defendants failed to properly pay benefits and administer claims and provide the requested documents mandated by the Employee Retirement Income Security Act of 1974 (“ERISA”). On March 6, 2014 the Court dismissed without prejudice all causes of action against Telenav, Inc. and the Telenav Health and Welfare Plan.

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

In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”) in the U.S. District Court for the Northern District of Ohio. After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed while the PTO completed its reexamination of the validity of the patents at issue. The PTO has concluded its reexamination of two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. At this time, all patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product have been cancelled during reexamination. EMSAT agreed to dismiss its allegations relating to the patent claims that were cancelled during reexamination. Accordingly, the Court has lifted the stays in the suits against T-Mobile, Alltel and Sprint. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our indemnification and defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

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
As a percentage of revenue, our net income (loss) was (10)% and 5% in the nine months ended March 31, 2014 and 2013, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin has declined to 61% in the nine months ended March 31, 2014 from 65% in the nine months ended March 31, 2013 due primarily to the increased proportion of product revenue contributed from our on-board automotive navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers.
Due to the lengthy design cycle in automotive navigation and the early nature of our advertising business, we anticipate that we will incur net operating losses in fiscal 2014 and fiscal 2015, as we do not expect to reduce our expenditures proportionately with the anticipated decline in revenue. We recently acquired skobbler, which will increase our operating expenses without an offsetting increase in revenue in the near term. Although we received revenue for bundled offerings from Sprint in the first quarter of fiscal 2014, that revenue terminated on September 30, 2013 and we have not replaced the revenue with other revenue from former subscribers to the Sprint bundles or otherwise and we do not expect to be able to replace it in the short term.
Although we are working to replace rapidly declining wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 months to 24 months and in order to win designs and achieve revenue from this growth area, we have to make investments two to four years before we anticipate receiving revenue, if any. This will be the case for our recently announced new top five global automaker customer. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with employees in higher cost geographic areas who have different skills. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2015 and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate. In the event we decide to reduce expenses in the future, we may not be able to reduce our expenditures on a timely basis, if at all.

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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the transition away from paid carrier navigation to freemium offerings for mobile phone based navigation services;

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free;

•	the ability of automobile manufacturer customers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products such as Apple's CarPlay and Google's Open Automotive Alliance

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the U.S.;

•	the effectiveness of our entry into new business areas, such as advertising;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	the loss of our relationship or a change in our revenue model with any particular wireless carrier customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products were introduced in fiscal 2010 in a limited number of vehicles and just recently reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 45% and 34% of our revenue in the nine months ended March 31, 2014 and 2013, respectively. We expect that Ford and other OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines and our other sources of revenue, such as advertising, have not become material. In addition, our revenue could decline if Ford increased the cost to consumers of our navigation product or reduced the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles falls below forecast due to competition or global macro-economic conditions. In April 2014, our contract with Ford was extended through December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. After December 2017, it is possible but unlikely that Ford will elect not to renew our agreement as this will leave them with no solution for millions of vehicles which are expected to be shipped with Ford SYNC. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties.
Our current relationship with Ford provides for a different revenue model than has historically been associated with our wireless carrier business. For on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. In addition we recognize royalties earned from our on-board solutions generally as the software is reproduced for installation in vehicles. We have little experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford as customers our revenue will decline.

We may not be successful in generating material revenue from automotive manufacturers and OEMs other than Ford and our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive navigation revenue.

Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile manufacturers and OEMs, such as with a top five worldwide automobile manufacturer that we announced in January 2014 and Delphi Automotive Systems LLC, or Delphi, these relationships may not produce significant revenue if the products are launched in limited models or due to competition from third parties. In addition, we may incur significant expense to develop products for automobile manufacturers, such as under the services agreement we announced in January 2014 without ever receiving any revenue related to the sale of vehicles with our navigation services. Our ability to attract automobile manufacturers may also be limited if the OEMs chosen to provide navigation services have existing relationships with other navigation vendors or provide their own solutions. Some automobile manufacturers or OEMs may be reluctant to select our products for their worldwide platform due to the concentration of our mobile navigation business in North America and our relative lack of experience with connected mobile navigation in other geographies.
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
The design and sales cycle for on-board or off-board automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. In January 2014, we announced that we had entered into a contract with one of the top five largest global auto manufacturers to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. In the event that our product reaches production vehicles, we would not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. There are no volume or revenue guarantees provided by this auto manufacturer.
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
As our offerings in automobile navigation expand to brought-in, as well as built-in, we may not correctly anticipate the financial accounting treatment for the various products. We could be required to amortize revenue from products over time although we previously recognized revenue for similar products when the applicable vehicle was sold.
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
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. In the nine months ended March 31, 2014 and 2013, AT&T represented 25% and 30% of our total revenue, respectively. AT&T is not required to offer our navigation services. Our agreement with AT&T was automatically renewed until March 2015 and during the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. If AT&T were to terminate its agreement with us or fail to renew or renegotiate the agreement on favorable terms when it expires, we would lose a substantial portion of our revenue and our business operating results and financial condition could be harmed. Even if AT&T continues to renew our agreement, we may not receive material revenue from AT&T if its subscribers do not continue to purchase our navigation services. In fiscal 2013 and for the first nine months of fiscal 2014, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during the remainder of fiscal 2014 and possibly beyond.
In the nine months ended March 31, 2014 and 2013, Sprint represented 7% and 17% of our revenue, respectively. For bundled navigation services, Sprint paid us a fixed fee through September 30, 2013 regardless of the number of subscribers (up to specified thresholds). Commencing on October 1, 2013, Sprint no longer bundles our navigation services and Sprint’s subscribers who previously had access to our services through the bundles are required to incur monthly recurring charges or purchase our navigation applications through application stores. We have not received meaningful revenue from Sprint subsequent to September 30, 2013 and we believe our financial condition and results of operations will be materially and adversely affected during fiscal 2014 and possibly beyond. Although we continue to receive premium subscription fees from Sprint customers, we believe that our revenue will continue to be substantially lower and our other sources of revenue from Sprint will not offset the shortfall in the near term.
Our success depends on significantly increasing the number of end users for our services and products through distribution with our wireless carrier customers, automotive manufacturer and OEM customers and through application stores.
Our future success depends on achieving widespread deployment of our navigation services and products through wireless carrier customers, automotive manufacturers and OEMs and through application stores. We have seen declines in the number of paid monthly recurring fee end users we acquire through our wireless carrier customers. As a result, we expect that our revenue from wireless carrier customers will continue to decline and that the composition of the remaining wireless carrier revenue will change over the near term. In light of this trend away from paid navigation and toward freemium offerings, we will be required to increase the number of vehicles in which our navigation solutions are offered and the number of car buyers that purchase those solutions, as well as successfully convert an increasing number of our subscribers who are not paying for our services to our premium paid offerings and generate revenue by selling advertising that those subscribers see in our free and paid products. We do not have significant experience in sourcing and selling mobile advertising and may not be successful in doing so. However, we believe that to achieve higher returns on mobile advertising, we need to be able to offer advertisers a larger pool of mobile users. Our ability to generate revenue from our navigation services will depend on broad distribution and the quality of those services and subscriber demand for those services, which may vary by market. Attempts to generate revenue from paid premium services or advertising may not be successful and our business, operating results and financial condition could be adversely affected.
We provide freemium navigation to compete with free offerings and we may not be successful with these new products or convert “free” users to paid users.
We provide freemium personalized navigation applications on the Apple App Store, the Google Play marketplace, Microsoft Windows Marketplace and through other marketplaces and our wireless carrier partners. Freemium offerings are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising. We may not achieve substantial end user acceptance of these products, and even if end users download and use the freemium products, we may not be successful in converting those “free” users into paid users, particularly since we have begun to offer voice-guided navigation in our freemium offerings. Our freemium offerings provide planning features and other features unrelated to pure navigation that we do not have substantial experience in designing or marketing. These features may deter users who are looking for a pure navigation offering. We have limited experience in marketing our products and services directly to end users or generating advertising revenue. To the extent that our number of active subscribers is low, we may not be able to fulfill sufficient advertising orders to generate meaningful advertising revenue from a freemium model. Bad reviews from end users who dislike our freemium offerings may dissuade other end users from downloading our freemium offerings or converting to paid users. We may not be successful in gaining visibility among end users without incurring significant expenses to market our products and services to those users. In addition, we do not have experience in converting users of free applications to paid users or in generating revenue from full featured products solely through advertising revenue. If we are unable to achieve high visibility among end users on a cost effective basis or fail to convince those end users to convert to paid products and revenue producing services, we may be unable to sustain our revenue and we may incur losses in the future.
We may not successfully generate advertising revenue as a result of our acquisition of Thinknear or from our navigation services if we are unable to attract and retain advertisers.
Although we began providing advertising to some of our end users in 2010, to date, we have not generated material revenue from advertising. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation.
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

We acquired skobbler, which has operations in Germany and Romania, in January 2014. In the future, we may make acquisitions to improve our navigation services offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Future mergers and acquisitions we may pursue would involve, numerous risks, including the following:

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

We may be required to recognize a significant charge to earnings if our strategic private equity investments become impaired.

We have in the past and may in the future enter into investments in businesses in order to complement or expand our current business or enter into new markets. Private equity investments are inherently risky and subject to factors outside of our control and no assurance can be given that our previous or future investments will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. We may be required to record a significant charge in our financial statements during the period in which any impairment of our private equity investments is determined, which could adversely impact our results of operations. We recorded a $0.3 million impairment charge for one cost-method investment during the three and nine months ended March 31, 2014.

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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may increase or fluctuate for a variety of reasons, including:

•	changes in forecasted annual operating income or loss;

•	changes in relative proportions of revenue and income or loss before taxes in the various jurisdictions in which we operate;

•	changes to the valuation allowance on net deferred tax assets;

•
changes to actual or forecasted permanent differences between book and tax reporting, including the tax effects of purchase accounting for acquisitions and non-recurring charges which may cause fluctuations between reporting periods;

•	impacts from any future tax settlements with state, federal or foreign tax authorities;

•	impacts from changes in tax laws, regulations and interpretations in the jurisdictions in which we operate, as well as the requirements of certain tax rulings;

•
impacts from withholding requirements in various non-U.S. jurisdictions and our ability to recoup those withholdings, which may depend on how much revenue we have in a particular jurisdiction to offset the related expenses;

•	impacts from acquisitions and related integration activities; or

•	impacts from new FASB requirements.
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period. At the end of the reporting period we assessed our deferred tax assets and determined that it was more likely than not that we would be able to realize approximately $7.7 million of deferred tax assets based upon our cumulative net income, the ability to carryback losses within the carryback period, future taxable income from reversals of temporary taxable differences and recurring permanent taxable differences, and other relevant factors. In the event deferred tax assets cannot be realized based on the forecast of future taxable income and the ability to carryback losses within the carryback period, our effective tax rate would be negatively impacted.

The success of our automotive navigation products may be affected by the number of vehicle models offered with our navigation solutions, as well as overall demand for new vehicles.
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
We rely on our wireless carrier customers to introduce, market and promote our mobile navigation services to end users. Only one of our wireless carrier customers is contractually obligated to continue to do so. If wireless carrier customers do not introduce, market and promote mobile phones that are GPS enabled and on which our client software is preloaded, do not include our mobile navigation services in their bundles or do not actively market our navigation services, our navigation services will not achieve broader acceptance and our revenue may decline.
Wireless carriers, including those with which we have existing relationships, may decide not to offer our services and may enter into preferred relationships with one or more of our competitors. While our navigation services may still be available to customers of those wireless carriers as downloads from application stores, sales of our navigation services would likely be much more limited than if our navigation services were preloaded as a white label service actively marketed by the carrier or were included as part of a bundle of services. For example, commencing October 1, 2013 Sprint discontinued bundling of our mobile navigation services in its plans, which caused our revenue from Sprint subscribers to decline substantially as many of those subscribers did not purchase a subscription to our services through Sprint or an application store. Our inability to offer our navigation services through a white label offering or as part of a bundle on popular mobile phones would harm our operating results and financial condition.
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
Our navigation services are provided through a combination of our servers, which we house at third party data centers, the public Internet and the private and wireless networks of our wireless carrier customers. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the San Francisco Bay Area, and we use a cloud provider with locations in Oregon and Virginia for certain navigation and advertising network services. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete and open additional data centers, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier customers, increases in the number of our end users or increases in data traffic.
Our data centers are potentially vulnerable to damage or interruption from a variety of sources, including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. We have not yet completed a comprehensive business continuity plan and there can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we experienced damage or interruptions to our data centers in the San Francisco Bay Area our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.
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
As of March 31, 2014, we had international operations in China, Mexico, Brazil, Germany and Romania. Our experience with wireless carriers and automobile manufacturers and OEMs outside the United States is limited. Our revenue from the United States comprised 94% and 92% of our total revenue for the nine months ended March 31, 2014 and 2013, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
Our future success also will depend on our ability to attract, retain and motivate highly skilled personnel in the United States and internationally. All of our U.S. employees work for us on an at will basis. Competition for highly skilled personnel is intense, particularly in the software industry and for persons with experience with GPS and location services. The high degree of competition for personnel we experience has resulted in and may also continue to result in the incurrence of significantly higher compensation costs to attract, hire and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, hiring and retaining highly skilled employees with appropriate qualifications. In addition, existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. Our inability to attract and retain the necessary personnel could adversely affect our business and future growth prospects.
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
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space and recently the mobile phone business of Nokia, which had its own navigation service and owns HERE, was acquired by Microsoft. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. We may be unable to replace our map suppliers, were we to lose a map supplier, and the remaining map supplier may increase license fees. In addition, if we commence using OSM-based maps and no longer purchase maps from those suppliers, we may be unable to purchase other data that is integral to our mobile navigation products from our existing map suppliers.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 28.8% of our common stock outstanding as of March 31, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
On January 29, 2014, we issued 731,623 shares of our common stock to certain stockholders of skobbler as partial consideration for the acquisition of skobbler. We also issued 634,920 restricted stock units, or RSUs, to certain employees of skobbler as inducement for such employees to continue employment with skobbler. Such issuances of RSUs were made as “inducement grants” pursuant to NASDAQ Stock Market Listing Rule 5635(c)(4). The issuances of our common stock and RSUs were deemed to be exempt from the registration requirements of the Securities Act in reliance on Regulation S and/or Section 4(a)(2) of the Securities Act, on the basis that, among other factors: (1) each of the recipients of the restricted stock units was a non-US person (as that term is defined in Regulation S); (2) there was no general solicitation or advertising in connection with the issuance of the common stock or the restricted stock units; (3) we determined that each of the recipients of the restricted stock units had enough knowledge and experience to evaluate the risks and merits of the investment; and (4) each of the recipients of the common stock and restricted stock units represented that it understood that the shares underlying the restricted stock units had not been registered under the Securities Act or any state securities laws and may not be offered for sale, sold, assigned or transferred in the absence of registration or an applicable exemption from registration requirements. The RSUs will vest with respect to 50% of each grant on the first anniversary of the date of the acquisition of skobbler and the remaining 50% of the grant on the second anniversary of the date of the acquisition, subject to continued employment through such relevant date.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2014	163,177	$6.37	163,177	$583,027
February 1 – February 28, 2014	97,355	$5.99	97,355	$—
March 1 – March 31, 2014	—		—	$—
Total	260,532		260,532	$—

(1)
The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us on March 18, 2013 that expired on March 14, 2014, under which our board of directors authorized us to purchase shares of our common stock up to an aggregate of $10.0 million, inclusive of broker fees.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.25+	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	Filed herewith
10.16.26+	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	Filed herewith
10.26.16+	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS*	XBRL Instance Document	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	May 8, 2014	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	May 8, 2014	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.25+	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	Filed herewith
10.16.26+	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	Filed herewith
10.26.16+	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS*	XBRL Instance Document	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Furnished herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Furnished herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Furnished herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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