Form 10-K
period 2014-06-30
Telenav, Inc.
filed 2014-08-22
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $166 million (based on a closing sale price of $6.59 per share as reported for the NASDAQ Global Market on December 31, 2013). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of June 30, 2014 was 39,462,130.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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
In this Form 10-K, “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries.
The names “Always There Navigation™,” “Drive with Friends™,” “Evie™,” “Geobehavioral™,” “Geocookie™ ,” “…gets you and gets you there™,” “Goby®,” “Location Index ™”, “Location Score ™,” “MyTies™,” “MyMileage™,” “ONMYWAY®,” “RoadAssist™,” “Scout®,” “Sipity®,” “Situational Targeting™,” “skobbler®,” “Smart Planner™,” “Telenav®,” “Telenav Connected Service™,” “Telenav GPS Navigator™,” “Telenav Navigator™,” “Telenav Scout™,” "Telenav Shotgun™," “Thinknear®” and “Whereboutz®” as well as the Telenav, Scout, skobbler and Thinknear logos are our trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

ii

PART I.

ITEM 1.	BUSINESS
Overview
Telenav is a leading provider of location-based platform services. These services consist of our map and navigation platform and our advertising delivery platform. Our map and navigation platform allows Telenav to deliver enhanced location-based services to developers, auto manufacturers and end users through various distribution channels, including wireless carriers. We use our map and navigation platform as the basis for delivering enhanced mobile applications such as our industry leading mobile navigation. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. Recently, we have focused on enhancing our map and navigation platform by closely aligning our technology to the OpenStreetMap, or OSM, an open-sourced mapping database which is maintained by a community of volunteer contributors. In January 2014, we completed our acquisition of all of the shares of privately held skobbler GmbH, or skobbler, a location-based services company based in Germany. We believe the acquisition of skobbler will enable us to combine its OSM-based GPS navigation technology with our existing mobile navigation solutions.
We offer our map and navigation platform to end users in a number of ways. We distribute our services through our wireless carrier partners, including AT&T Mobility LLC, or AT&T, and directly to consumers through mobile application stores and marketplaces. Generally, we provide our basic services to consumers for free and provide consumers the opportunity to purchase premium versions of the product. We refer to the free to premium distribution as the “freemium” model of distribution. Our free products are designed to be monetized through delivery of advertising to consumers. Our success with the freemium model depends upon our ability to generate a substantial active user base as well as the ability to generate revenue from advertising and conversion of users from free to premium services.
We offer our map and navigation platform services to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary automotive customer to date, Ford Motor Company, or Ford, currently distributes our product as an optional feature with the majority of its models in the U.S. Our automotive products are now included on models manufactured in the U.S., Canada, Mexico, South America, Europe and China. We also have a relationship with another automotive OEM that distributes our products with another major auto manufacturer and in January 2014 we announced an agreement with a top five global auto manufacturer for integration of our connected navigation solutions and cloud based services in its vehicles, which we expect to commence in model year 2017. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as traffic. Our history as a cloud based supplier of navigation services provides a unique advantage in the marketplace over our competitors.
Our advertising delivery platform offers advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and offer unique value to brick-and-mortar and brand advertisers through our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through programmatic real-time bidding, or RTB, tools. In June 2014, our platform had access to over 100 billion potential ad impressions.
We derive revenue primarily from wireless carriers, automobile manufacturers and OEMs, and advertisers and advertising agencies. We primarily derive our revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services. We also derive revenue from our partnerships with wireless carriers who sell our mobile navigation services to their subscribers. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies that represent national and regional brands and channel partners that work closely with local and small business advertisers.
We generate revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed in 17 different Ford and Lincoln models in North America. Ford and Lincoln models with our on-board automotive navigation product began shipping to South

America with the 2012 model year, China with the 2013 model year and Australia and New Zealand with the 2014 model year. We have begun shipments to Ford for the expected launch of our solution in Europe in the September 2014 quarter. Our automobile manufacturer and OEM customers pay us a royalty fee as the software is reproduced for installation in vehicles with our automotive navigation solutions.
We generate revenue from mobile navigation services, based upon our map and navigation platform, through service subscriptions. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through mobile application stores and marketplaces. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage.
We generate revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract.
Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal year ended June 30, 2012, 2013, 2014 and 2015 as fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015, respectively. Our total revenue was $205.5 million in fiscal 2012, $191.8 million in fiscal 2013 and $150.3 million in fiscal 2014. Our net income decreased from $32.4 million in fiscal 2012 to $13.1 million in fiscal 2013 and to a net loss of $(29.5) million in fiscal 2014. On April 16, 2013, we completed the sale of our enterprise business to a third party. The results of operations of our enterprise business have been classified as discontinued operations in our statement of operations for all periods presented. All information herein includes only results from continuing operations, unless otherwise noted.
Telenav's Maps and Navigation Services Platform
We have developed proprietary technologies that enable us to provide location-based mapping and navigation services to millions of end users, across all major mobile phone operating systems, wireless networks and in cars. These technologies include both client based and server based services. Our client technologies include a navigation and guidance engine and tools allowing us to efficiently develop and deploy new applications to mobile phones and in cars. Our back-end cloud services technologies allow us to deliver real-time location-based data for users of our customers as well as to third party software developers that adopt our software development kit, or SDK, and application protocol interfaces, or APIs. We have developed a flexible platform that allows us to use multiple data providers for navigation, maps, points of interest (POIs), traffic and other location-based content services. More recently, we have developed a range of capabilities around the OSM data allowing us to use this crowd sourced map of the world for more advanced services such as navigation. Our OSM capabilities expanded with more global presence from our January 2014 acquisition of skobbler. We believe that focusing our efforts on OSM will better position us against our competition and expand the nature and extent of our product offerings.
Our client application development processes, which include design, porting and publication processes, allow us to extend our services effectively and efficiently to different mobile phones across multiple mobile phone operating systems, wireless network protocols, languages and countries. In addition, these flexible development processes allow us to effectively customize our technology for various automotive platforms and in-car electronic systems to meet the requirements of automobile manufacturers and OEMs for our on-board automotive products.
Our back-end cloud technologies include our Geographic Information System, or GIS, engines for local search, mobile voice recognition, geo alert and advanced geo data aggregation, traffic and a local advertising platform. We have developed customized voice recognition technology built upon a third party voice recognition engine to serve the specific needs of navigation services customers. We are continuing to leverage our existing back-end cloud technologies for deployment to the automobile manufacturer and OEM solution opportunities. We are also adapting existing technology in new ways to expand the connectivity and service offerings for in-car experiences, including seamless interaction between end users' mobile devices and automobile hardware such as displays, sensors and audio systems.
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

Telenav's Advertising Delivery Platform
We have developed proprietary technologies that enable us to deliver location-based advertising across all types of mobile devices on a tremendous scale. Our advertising platform allows us to deliver mobile advertisements on behalf of our advertising clients to consumers based specifically on the location of the user. In particular, we have developed a platform that integrates location-enabled mobile advertising inventory with a number of contextual and location-based triggers that allow us to target mobile users based on rich location data. We have demonstrated that targeting based on location data is more likely to engage consumers, which is our advertisers’ primary objective. Our platform permits us to bid and deliver ad impressions through advertising exchanges in less than 30 milliseconds and to do so on billions of potential impressions every day. In addition, we have the ability to target our mobile campaigns based on a variety of criteria beyond location. Our platform was built to provide scalability through the use of machine-based decision processes, which allows us to execute thousands of campaigns, each with complex targeting criteria across multiple inventory sources.
Services and Products
Automotive Navigation Services and Products
Industry background
Automobile manufacturers have distributed GPS guided navigation in vehicles since the early 1990s. The initial systems were only available in high end vehicles and included every element required to provide turn by turn voice-guided navigation: video display, on-board content and software. Since that time the price point for these services has declined and the user experience has been significantly enhanced, but the primary mode of distribution as a separately priced option in most automobiles for consumers has remained constant. More recently, many auto manufacturers are making navigation a default feature in various trim packages in most high-end and mid-end models. More recently in response to consumer demand, automobile manufacturers have begun introducing lower priced navigation units as a central component of on-board entertainment and information systems rather than as standalone units and are making navigation standard on more vehicles. These integrated units extend beyond traditional navigation units by combining audio and voice capabilities with wireless network connectivity to deliver real time location services, such as traffic, weather information and other connected data.
Automotive navigation systems are typically of two different types, on-board or off-board. On-board services are the traditional service type with all key navigation elements of the system residing in the car as a self-contained service along with the related software and content, and the system does not require access to the Internet to function. Off-board systems are delivered wirelessly through a mobile phone or other device, such as a wireless modem, but use the car's internal electronic systems such as the video screen and audio capabilities. In some cases, the on-board service is enhanced by the delivery of certain “live” data, such as current traffic conditions delivered wirelessly to the on-board system for display, which results in a type of hybrid service capability.
Industry challenges
The automobile industry is experiencing significant consumer demand for in-car connected services resulting from the availability of mobile Internet services on smartphones which have reset consumer expectations. For example, current on-board navigation systems, or navigation systems that do not communicate with the Internet, are limited to the vehicle in which they are installed. The mapping and POI data is static, requiring time, cost and effort to update. Traditionally such systems have typically been sold as an optional feature for a one-time charge and as a result suffer from relatively low rates of adoption by consumers. Automobile manufacturers that can enhance the in-car experience with mobile connectivity and improved infotainment capabilities are finding greater acceptance from consumers, but the delivery of these capabilities is technically challenging and not a traditional part of the automobile manufacturer's capabilities. This challenge is driving automobile manufacturers to seek new partners to create differentiated in-car experiences. Automobile manufacturers and OEMs want to provide connected navigation services in a way that they can be used safely by the driver “keeping hands on the wheel and eyes on the road.” This cannot be done by a mobile navigation application unless it is integrated with a large in-vehicle display and integrated with vehicle speakers, voice recognition and location sensors. In addition, the automobile industry has seen the recent introduction of competitive in-car platforms and products such as Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance.

Our competitive strengths
Automobile manufacturers procure the various elements of each car that they manufacture from a number of suppliers directly and through OEMs. We work directly with automobile manufacturers such as Ford, as well as through OEMs, such as Delphi Automotive Systems LLC, or Delphi. Our strong track record as a connected and personalized navigation services provider to wireless handsets and our history of working with large wireless customers have provided us with skills and technology that are well suited to meet the demands faced by today's automobile manufacturers. The sales cycle related to automobile manufacturers is long and consultative and requires direct and continuous management of the customer and OEM providers to succeed in securing business. Often the automobile manufacturer uses the sales process to help them to define the ultimate product that they choose to deliver to their end users in a way that not only enhances customer experience but also allows the automotive manufacturer to differentiate from the competition. Our success with off and on-board navigation at Ford and the continuing shift in emphasis to connected services has demonstrated the strength of our offerings to other automobile manufacturers and OEMs. As automobile manufacturers look to more innovative offerings, historical navigation suppliers have less relevant knowledge having been providers of standalone solutions rather than integrated connected offerings. Some competition for these more innovative offerings is in the form of Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance.
Our automotive services and products
We entered the automotive navigation services business in fiscal 2008, initially with Ford, and our first off-board navigation product was launched in Ford's 2010 model year vehicles. Since that time we have been working with automobile manufacturers and OEM customers to provide our mobile navigation services and products worldwide through on-board or off-board systems. Our technology powers automotive navigation services and products that provide accurate, easy to use and connected navigation services to drivers at a low cost. We currently provide our on-board GPS navigation software for Ford's second-generation SYNC™ system in vehicles equipped with MyFord Touch and MyLincoln Touch. This product is enhanced by Ford with the delivery of real-time traffic and historical information to help drivers search, find and drive to places more reliably and efficiently. In addition, we are working with Delphi to integrate white label versions of our on-board automotive platform into Delphi's new, connected infotainment system, which was introduced in model year 2013 vehicles for North America by General Motors. General Motors has introduced this infotainment system into certain geographic markets for model year 2014 vehicles. Delphi also plans to distribute our product in China with a major Chinese auto manufacturer in the coming fiscal year. In January 2014, we announced that we entered into a contract with one of the five largest global auto manufacturers to provide worldwide embedded and connected navigation services beginning with select model year 2017 vehicles. The agreement covers an initial three-year production cycle, which we expect to commence with select model year 2017 vehicles. Under the terms of the agreement, we expect our connected services to support navigation in more than 100 countries. There are no volume or revenue guarantees provided by this auto manufacturer.
Our services and products allow our auto customers the flexibility to use the full range of technologies to deliver on-board or off-board services as well as to enhance our on-board services with live data such as traffic, fuel prices, fresh maps and POIs for enhanced user experiences by drivers. In addition, as the market transitions such that cars are “always connected” our service offerings can become more personalized.
Platform and architecture
Our clients for on-board or off-board automotive navigation services are tailored to meet the requirements of the automobile manufacturers and OEMs while leveraging our expertise with respect to client design and functionality, as well as offering the capability to connect to our maps and navigation platform for updated data and services. We have created an automotive reference product, or ARP, which allows us to show manufacturers and OEMs our entire product portfolio. The ARP incorporates our maps and navigation platform capabilities as well as connected services. Auto manufacturers or OEMs may then elect to configure the ARP to meet their needs as an on-board system or an on-board system with connectivity to live data services. In addition, we have versions of our navigation products that we have designed to be exclusively cloud-based solutions for those manufacturers or OEMs seeking connected solution only services.
Our history as a mobile navigation service provider, combined with our experiences to date in the automobile market, have resulted in unique capabilities to serve the wide variety of potential product demands of manufacturers and OEMs.

Advertising Network Services
Industry background
The convergence of several factors is fundamentally changing the way mobile users consume content on their mobile devices and has created a significant opportunity for mobile advertising. It has become possible to deliver innovative, interactive and engaging consumer media experiences on a wide variety of mobile devices. Consumers are increasingly using their mobile devices instead of their personal computers and other traditional media to access content, particularly while they are on the go. The convergence of better mobile devices and faster connectivity has enabled developers to create, and consumers to interact with, content that is instantly delivered to mobile devices.
Mobile advertising provides advertisers with a number of benefits over traditional advertising media and PC-based online advertising, such as anytime, anywhere access, personalization, location targeting and relevance. The development of the mobile advertising ecosystem has mirrored the development for online PC-based advertising. However, a key differentiator of mobile advertising is the ability to identify the location of the user. Location is a powerful indicator of an individual's interests and likely actions. Therefore, advertising delivered to mobile devices has the potential to increase the impact and relevance of an ad to the user. With mobile advertising, an ad can be targeted to a consumer who is in close proximity to a specific location, such as a retail store, or to a consumer who recently visited that store. The ad also has the potential to influence the user to walk into a nearby store. Given the benefits of mobile advertising as compared to traditional offline advertising and PC-based online advertising, we expect that marketers will continue to shift their advertising budgets to mobile.
Industry challenges
The mobile advertising marketplace is a dynamic, fast growing industry with many new participants. Advertisers are transitioning significant portions of their marketing budgets to the mobile marketplace. These advertisers need to be able to conduct ad campaigns that achieve favorable return on investment, or ROI. Such ROI requires scale, reach, audience targeting capabilities and campaign effectiveness measurements. The mobile advertising marketplace is comprised of application developers, advertising networks, mobile agencies, advertising exchanges and demand-side platforms, among others. Different market participants have focused on different potential means to increase the effectiveness of mobile advertising solutions. Certain participants focus on specific application users, others focus on location components, and still others focus on scale and effectiveness of delivery. Tracking the performance of ads in applications and user interactions with those ads is difficult and requires significant technological capabilities and know-how.
Our competitive strengths
Our mobile advertising solution combines the large and growing pool of mobile impressions marked with location information, a unique ability to focus on particular audiences, and dynamic user content customizable based on location.
Our nearly 15 years of experience in the arena of GPS-powered mobile technology has allowed us to develop a number of techniques that allow us to differentiate between impressions that include highly-accurate location data and those that include false location data generated by application publishers. Among other techniques, we apply proprietary location scoring, app scoring, publisher audits, and test placements to achieve this result.
Because of our ability to identify real-time and historical location data, as well as our ability to ingest contextual targeting data, we can focus our ads on specified demographics and advertiser defined customer segments. For example, an ad delivered in a geographic area where it happens to be raining can have a rain-related message. An ad for sunblock can be limited to areas with a high level of sunlight and ultraviolet radiation.
Our services and products
Our services are built around the ability to provide sophisticated location-based advertising in a manner that allows advertisers to connect with consumers on mobile devices. For example:
Creatives - We run a wide range of creatives, including static, dynamic and rich media content. Our creative allows national advertisers to easily “localize” their content without having to create thousands of individual campaigns. Our creative focuses on leveraging location data to incorporate local context such as distance to a store location, information on where to purchase a product or nearby events that could impact the potential consumer.
Targeting - We offer a variety of targeting tools to our advertising clients to improve the performance of the campaigns. Our targeting includes both audience-focused tools centered on reaching specific customer segments and proximity based tools focused on driving foot traffic to retail locations and other direct-response related metrics.

Reports & Metrics - We offer clients a broad range of reportings that allows them to monitor all their advertising campaigns and explains clearly what is happening at any particular point in time with respect to any of the campaigns being run. Our platform provides advertisers with a rich set of analytics and insights.
Platform and architecture
Our mobile advertising platform is hosted in the cloud, primarily by Amazon Web Services, or AWS. We leverage the flexibility and scalability of these cloud service providers to meet our scale requirements.
Mobile Navigation Services
Industry background
The location services market consists of advanced mobile Internet and data applications that leverage location information to provide mobile phone users with location specific and personalized features and functions. Mobile location services that incorporate location information include voice-guided turn by turn navigation, real time traffic status and local search yielding POI data. Beyond these navigation-specific services, new mobile location services, such as location-based advertising, and social networking, have become nearly ubiquitous.
In response to consumer demand for affordable and easy-to-use mobile location services, mobile location service providers are developing and introducing new applications that integrate location information in innovative ways. For example, anyone can use a mobile phone almost anytime and anywhere to help them quickly decide where to go, how to get there and even suggest new things to do.
Industry challenges
Technological advancements have led consumers to expect immediate access to the latest, most accurate information, real-time responses and greater convenience at lower cost in both their personal and professional lives. The market for mobile services has undergone a dramatic shift in response to these consumer demands. The introduction and rapid adoption of the Apple iPhone and its application marketplace, the App Store, followed by Google introducing Android and the Google Play marketplace has given consumers open markets within which to shop in order to meet their individual personal needs. Mobile application developers have responded to these opportunities with large numbers of applications but continue to face the challenge of consumers discovering their products. This new market dynamic requires fresh consumer acquisition strategies, many of which rely upon viral marketing opportunities or unique, on phone distribution opportunities with mobile phone manufacturers and wireless carriers.
Our competitive strengths
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
We also have developed a suite of services that we provide to other mobile, automotive and web application providers via our Scout Maps and Navigation SDK and API. This is an OSM-based maps and navigation services offering. We deliver to these application providers the ability to offer more customized and unique services to their users through both online and offline map services as well as highly customized location experiences. Our history as a pioneer in the location services application gives us insight into the requirements of these other developers and results in more customized offerings than those of our competitors.
Our services and products: mobile applications and developer tools
We provide a range of personalized navigation services for people on the go. Our core navigation service is personalized mobile navigation for consumers. We deliver our solutions through our location-based technology, applications and service delivery platform, or SDP, which are tightly integrated with a broad range of mobile phones, mobile phone operating systems, in-car systems, desktop websites, and wireless network protocols. Scout is our flagship voice-guided, real-time, turn by turn, personalized navigation service. Accessed primarily through mobile phones, but also through cars and websites, our service delivers personalized features and functions and is available to end users both on a white label basis, such as AT&T Navigator, and under the Telenav, Scout and skobbler brands. Our solutions use accurate, updated information to provide end users with a personalized navigation experience. Our Scout turn by turn navigation mobile applications benefit from Telenav-enhanced OSM-based services.  We apply proprietary algorithms and GPS probe based corrections to significantly improve the routing performance of OSM.  Our expertise in this area affords us the opportunity to cost-effectively compete in the mobile navigation application marketplace and in related tools for third-party developers with our mapping and navigation SDK and API.
End user billing and support.
End users are generally billed for our services through their wireless carrier, which may offer our services on a standalone basis or bundled with other voice and data services. The wireless carriers bill subscribers monthly. We and our wireless carrier customers may offer subscribers a free trial for our service. We believe that the wireless carrier billing makes our services more appealing to consumers as they are not required to pay a separate monthly charge to a different vendor. For end users who purchase our navigation services through application stores we utilize the application store billing process. Our wireless carrier customers generally provide first level support to their subscribers if the wireless carrier provides our services on a white label basis. We provide secondary support for issues that cannot be resolved by our wireless carrier customers.
Client software
Our mobile navigation services provide an intuitive user interface and consistent features and functions regardless of the mobile phone, mobile phone operating system or wireless network protocol the end user is utilizing. The mobile application market continues to be a market in which the key differentiation for services is the ease of use of an application and the quality of the content or data that are relied upon by the application provider. We believe that over time our focus on product design and user interaction, combined with high quality content, will deliver significant value to users.
Infrastructure and operations
Navigation Services
Our end users rely on our services primarily while on the road. As a result, we strive to ensure the continuous availability of our services through our high quality hosting platform and operational excellence.
Data center facilities. We have developed our infrastructure with the goal of maximizing the availability of our applications, which are hosted on a highly scalable and available network located in two secure third party facilities in Santa Clara and Sunnyvale, California.
We have entered into service agreements with Internap Network Services Corporation, CenturyLink, formerly known as Qwest Communication Corporation, and Equinix, Inc., in connection with our data center facilities in Santa Clara and Sunnyvale, California, as well as at AWS where we also have disaster recovery capacity. Pursuant to the service agreements, we have leased facility space, power, cooling and Internet connectivity for a term of one or two years, and such agreements are subject to automatic renewal.
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

•	developing key technology and content to reduce third party costs;

•	developing innovative and engaging advertising products across our navigation solutions that allow for highly effective targeting of end users and provide for accurate measurement of behavior; and

•	developing features and functionality that allow OSM to be used as a substitute for commercial map services.
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
As of June 30, 2014, our research and development team consisted of 431 people, 163 of whom are located in Sunnyvale and Culver City, California and 268 of whom are located in Shanghai and Xi'an, China; São Paulo, Brazil; Berlin, Germany; and Cluj, Romania. We have been successful in creating cross border capabilities in the United States, China and Romania for high value engineering at lower cost. Our U.S. and China research and development operations function together on service and product development and extension of our existing services to new mobile phones. Our Romanian development efforts focus on our OSM products and certain mobile navigation products. Our research and development expenses were $65.8 million, $60.3 million and $60.6 million for fiscal 2012, 2013 and 2014, respectively. We expect that the absolute dollar amount of our research and development expenses will not change materially in fiscal 2015.
Marketing and sales
Automotive Navigation Services
In connection with sales efforts directed at automobile manufacturers and OEMs, we employ a sales team that focuses on targeted customers and responds to requests for proposal and related sales opportunities.
The design and sales cycle for automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. The automotive sales cycle is long and consultative and requires direct and continuous management of the customer and OEM providers to succeed in securing business. Often the automobile manufacturer uses the sales process to help them to define the ultimate product that they choose to deliver to their end users. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. In January 2014, we announced that we entered into a contract with one of the top five largest global auto manufacturers to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. However, once we launch services with an automotive manufacturer, our application and services are typically bundled with the vehicles for multiple years because of the longer automotive product cycles.
Mobile Navigation Services
We distribute our navigation services to end users through mobile phone application stores, such as Apple's App Store and Google's Google Play, as well as through the distribution channels of our wireless carrier customers.
Marketing. We focus marketing efforts for our services on distribution in the iPhone and Android application marketplaces. These efforts are focused on building our direct relationship with consumers and the Scout brand specifically. We focus the majority of our marketing efforts on app store optimization, search engine optimization, app store marketing, and supporting our wireless carrier customers' marketing programs to promote our navigation services to their subscribers. This strategy enables us to leverage the marketing resources of our wireless carrier customers and reduce our sales and marketing costs. Our wireless carrier customers are our primary source of marketing to end users for our white label mobile navigation services. They employ a variety of marketing programs to sell our navigation services, including promotion in retail stores and through their sales forces, and through various media and Internet advertising. We also implement selected public relations activities to support the launch of our navigation services on new devices or the release of new navigation services.

Sales. Our wireless carrier customers are primarily responsible for obtaining our end users through their sales and marketing efforts to their existing and potential subscribers.
Advertising Network Services
Marketing. We market our advertising services based upon our location expertise. We are building brand recognition and customer relationships based upon a consultative relationship with key advertising buyers, primarily advertising agencies. Given the mobile advertising marketplace is still in its infancy, we believe that we have an opportunity to influence the way buyers understand the advertising opportunity.
Sales. We are highly engaged in direct sales efforts to expand the reach of our mobile advertising solutions. As of June 30, 2014, our advertising sales team included 13 employees focused on growing direct relationships with large agencies and brands. We anticipate increasing our advertising sales headcount significantly during fiscal 2015; however, individual sales representatives typically take three to six months to become fully productive in selling our products.
Customers
We derive revenue primarily from wireless carriers, automobile manufacturers and OEMs, and advertisers and advertising agencies. We derive our revenue primarily from automobile manufacturers and OEMs whose vehicles contain our proprietary software and are able to access our navigation services. We also derive revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or voice services. We currently provide our navigation solutions to end users in North America, China, Europe, South America and Australia. End users may also subscribe to our navigation services from our application stores.
We generate revenue from automobile manufacturers and OEMs for delivery of customized software and royalties from the distribution of this customized software for on-board and connected auto based navigation solutions. We typically enter into long term supply arrangements with our auto customers to provide our solutions across multiple car models in multiple regions around the world.
We also generate revenue from advertisers and advertising agencies for the delivery of search and display advertising impressions based on the specific terms of the advertising contract.
As of June 30, 2014, we had entered into agreements with wireless carriers to provide our navigation services in certain countries. Our revenue from customers located in the United States comprised 94%, 92% and 94% of our total revenue for fiscal 2012, 2013 and 2014, respectively.
We are substantially dependent on AT&T and Ford for our revenue. For fiscal 2012, 2013 and 2014, AT&T represented 35%, 28% and 24% of our revenue, respectively. In fiscal 2012, 2013 and 2014, Ford represented 13%, 36% and 46% of our revenue, respectively. We expect AT&T and Ford to represent a significant portion of our revenue for the foreseeable future. In addition, for fiscal 2012, 2013 and 2014, Sprint Nextel Corporation, or Sprint, represented 36%, 16% and less than 10% of our revenue, respectively.
As amended in January 2011, our agreement with AT&T, the initial term of which expired in March 2013, automatically renews at the end of the initial term for successive one year periods unless either party provides notice of termination at least 60 days prior to the expiration of the applicable term. Our agreement with AT&T was automatically renewed in March 2014 for one year. During the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. Our agreement with AT&T also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. We are also required to give AT&T preferred pricing during the term of our agreement.
We provide automotive-grade GPS navigation software to Ford pursuant to an agreement dated October 12, 2009. We are the preferred provider for GPS on-board navigation integrated with Ford's second-generation SYNC platform during the term of the agreement, which was to expire on May 31, 2014, but was extended through December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach.
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
We seek to patent key concepts, components, protocols, processes and other inventions. As of July 31, 2014, we held 52 U.S. patents and 57 foreign patents expiring between April 11, 2020 and December 30, 2033, and have 115 U.S. and 79 foreign patent applications pending. Of the pending 115 U.S. patent applications, 111 are nonprovisional patent applications, which are patent applications that are examined on their merits by the U.S. Patent and Trademark Office, and 4 are provisional patent applications, which are filed for purposes of establishing priority but cannot result in an issued U.S. patent unless they are first converted to nonprovisional patents. These patents and patent applications may relate to features and functions of our navigation services and the technology platform we use to provide them. We have filed, and will continue to file, patent applications in the United States and other countries where there exists a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
As of July 31, 2014, we owned the U.S. Patent and Trademark Office registered trademarks for Goby®, ONMYWAY® , Scout®, skobbler®, Sipity®, Telenav®, Thinknear® and Whereboutz®, as well as the logos for Telenav, Scout, skobbler and Thinknear. We also own the Telenav and design logo registered trademark in the United Kingdom and European Union. We have several unregistered trademarks, including the names Always There Navigation™, Drive with Friends™, Evie™, Geobehavioral™, Geocookie™ , … gets you and gets you there™, Location Index ™, Location Score ™, MyTies™, MyMileage™, RoadAssist™, , Situational Targeting™, Smart Planner™, Telenav Connected Service™, Telenav GPS Navigator™, Telenav Navigator™, Telenav Scout™ and Telenav Shotgun™. We endeavor to enter into agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed.
We also enter into various types of licensing agreements to obtain access to technology or data that end users utilize in connection with our navigation services. Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. Our most important agreements are with the providers of maps pursuant to which we generally pay a monthly fee per end user, a per transaction fee or a revenue sharing percentage for data provided based in each case upon a multi-tiered fee structure. We obtain map data pursuant to an agreement with TomTom North America, Inc., or TomTom, dated July 1, 2009, as amended. Our agreement with TomTom has an initial term of five years (except for off-board applications sold on Apple's App Store and selected vehicle navigation system applications) and will automatically renew for each supported application for successive one year periods thereafter, unless either party provides written notice of termination at least 90 days prior to the expiration of the then-current term for each supported application. In September 2010, we amended our agreement with TomTom to change the fee structure for map and POI data we use to provide our services for Sprint's bundled offerings. Pursuant to the amended agreement, we pay TomTom a percentage of fees we collect from Sprint for basic navigation services and our gross advertising revenue and a flat monthly fee per subscriber for premium navigation services. We also pay TomTom certain guaranteed minimum payments for such services. The license period for navigation services provided for Sprint's bundled offerings was to expire on the earlier of December 31, 2012 or termination of our agreement with Sprint with respect to the those bundled services. Effective July 1, 2012, we amended our TomTom agreement, to (a) extend the license period for navigation services provided for Sprint's bundled offering to June 30, 2013; (b) license TomTom map data for our automotive navigation product, Scout for Cars, through December 31, 2014; and (c) license TomTom map data for our HTML5, browser-based, voice-guided turn by turn GPS navigation service for mobile phones, Scout for Apps, through December 31, 2014. Effective January 30, 2014, we amended our TomTom agreement to extend the license period for TomTom map data for voice-guided turn by turn GPS navigation service for mobile phones (except for Sprint’s bundled offering, automotive navigation products) through December 31, 2015.
We also obtain map data from HERE North America, LLC, formerly known as Navigation Technologies Corporation, a Nokia company, or HERE, pursuant to an agreement dated December 1, 2002. Our agreement with HERE was automatically renewed under its existing terms through January 31, 2015, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. In addition, HERE is obligated to make available certain map data for our current automotive customers to fulfill their requirements as follows: for Ford (through 2027); and for one of the five largest global auto manufacturers (through 2019).
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
Competitors are offering mobile location services that have similar functionality to ours for free. For example, Google and Apple offer free voice-guided turn by turn navigation as part of their operating system services, Android and iOS, respectively. Waze Inc. was acquired by Google, and its navigation service will continue to be offered by Google to consumers, as well as being integrated into the Google offering.
We compete in the location services market and our primary competitors include location service providers such as Apple, Google, Microsoft, Nokia, TeleCommunication Systems, or TCS, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; integrated navigation mobile phone providers such as Garmin and Nokia; and providers of Internet and mobile based maps and directions such as AOL Corporation, or AOL, Apple, Mapquest, Inc., or Mapquest, Google, Microsoft and Yahoo!, Inc., or Yahoo, Yelp Inc., or Yelp, Foursquare Labs, Inc., or Foursquare, and Fullpower Technologies, Inc. (MotionX), or Fullpower.
We compete in the automotive navigation market with established automobile manufacturers and OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, or AISIN, Robert Bosch GmbH, or Bosch, Elektrobit Corporation, or Elktrobit, Garmin, TomTom and NNG LLC, or Nav N Go, as well as other competitors such as Apple, Google, Microsoft and TCS.
We compete in the advertising network services business with mobile platform providers, including Google, Apple, and Millennial Media, Inc., or Millennial Media, among others.
Competition in our market is based primarily on product placement and performance including features, functions, reliability, flexibility, scalability and interoperability; wireless carrier, automotive manufacturer and OEM and advertising agency relationships; technological expertise, capabilities and innovation; price of services and products and total cost of ownership; brand recognition; and size and financial stability of operations. We believe we compete favorably with respect to these factors based upon the performance, reliability and breadth of our services and products and our technical experience.
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
Employees
As of June 30, 2014, we employed 632 people, including 431 in research and development, 101 in sales and marketing, 34 in customer support, data center operations, and ads trafficking operations, and 66 in a general and administrative capacity. As of that date, we had 300 employees in the United States, 236 in China, 86 in Romania, nine in Germany and one in Brazil. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.
Executive Officers of the Registrant
The following table sets forth the names, ages (as of June 30, 2014) and positions of our executive officers:

Name	Age	Position
Dr. HP Jin	50	President, Chief Executive Officer and Chairman of the Board of Directors
Michael Strambi	52	Chief Financial Officer and Treasurer
Salman Dhanani	41	Co-President, Automotive Business Unit
Loren Hillberg	56	General Counsel, Secretary and General Manager, Mobile Business Unit
Vincent Uttley	54	Senior Vice President, Product Development
Hassan Wahla	42	Co-President, Automotive Business Unit
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
Salman Dhanani is a cofounder of our company and has served as co-president of our automotive business unit since January 2014. Mr. Dhanani served as our vice president, growth strategy and partnerships from July 2012 to January 2014, as our vice president, products from August 2010 to July 2012 and as our vice president, products and marketing from August 2009 to August 2010. Mr. Dhanani served as our executive director of marketing from March 2009 to July 2009 and as our senior director of marketing from November 1999 to February 2009. From January 1999 to November 1999, Mr. Dhanani se

rved as a consultant at the McKenna Group, a strategy consulting firm. From July 1996 to December 1998, Mr. Dhanani served as an application engineer at Schlumberger Ltd., a technology consulting services company. Mr. Dhanani holds a B.S. in Electrical Engineering from the University of Washington.
Loren Hillberg has served as our general counsel and secretary since April 2009 and general manager, mobile business unit since January 2013. From September 2007 to September 2008, Mr. Hillberg served as vice president and general counsel at Force10 Networks, a privately held communications and networks company. From April 2005 to May 2007, Mr. Hillberg held various management positions, including executive vice president and general counsel at Macrovision Corporation (now Rovi Corporation), a publicly traded digital entertainment company. From May 1998 to March 2005, Mr. Hillberg served as senior vice president and general counsel at Macromedia, Inc., a provider of web publishing products and solutions that was acquired by Adobe Systems Incorporated. Mr. Hillberg holds a B.A. in Economics from Stanford University and a J.D. from the University of California, Hastings College of Law.
Vincent Uttley has served as our senior vice president of product development since June 2014 and served as our senior vice president of engineering from May 2014 to June 2014. From April 2013 to May 2014, Mr. Uttley served as vice president of product development at Jawbone, a consumer electronics company. Mr. Uttley ran Acceleration, a consulting services company, from March 2011 to May 2014. From November 2011 to January 2013, Mr. Uttley served as vice president of product development and user experience at Amazon Lab 126, an inventive research and development company. From July 2010 to March 2011, Mr. Uttley served as executive vice president of product development at Rovi Corporation, a digital entertainment company. From October 2007 to July 2010, Mr. Uttley served as a vice president of engineering at Sony Corporation. Mr. Uttley holds a B.S. in Electrical Engineering from the University of California, Davis.
Hassan Wahla has served as co-president of our automotive business unit since January 2014. Mr. Wahla served as our vice president, business development and carrier sales from August 2009 to January 2014 and served as our executive director of business development from May 2005 to August 2009. From April 2003 to May 2005, Mr. Wahla served as a senior product manager at Nextel Communications, a wireless communications company that merged with Sprint. From February 2002 to April 2003, Mr. Wahla served as vice president of business development of Wireless Multimedia Solutions, a privately held wireless software platform company. From September 1999 to February 2002, Mr. Wahla served as director of business development at MicroStrategy, Inc., a business intelligence software company. Prior to that time, Mr. Wahla served as a senior consultant at Maritime Power, a maritime equipment company. Mr. Wahla holds a B.S. in Industrial Engineering from Virginia Tech, an M.S. in Management from Stevens Institute of Technology and a Masters of International Affairs from Columbia University.

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
Risk related to our business
We have incurred losses in fiscal 2014 and expect that we will continue to incur losses in fiscal 2015 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net income (loss) was (20)% and 7% in the years ended June 30, 2014, or fiscal 2014, and 2013, or fiscal 2013, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin has declined to 60% in fiscal 2014 from 64% in fiscal 2013 due primarily to the increased proportion of product revenue contributed from our on-board automotive navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers.
We anticipate that we will incur net operating losses in fiscal 2015, as we do not expect to reduce our expenditures while our gross profit is expected to decline despite slightly higher expected revenue. These expected losses are due to an expected continued decline in our higher margin mobile navigation revenue. Furthermore, there is a lengthy delay between securing the award of a new customer contract with a top five global auto manufacturer and the timing of revenue thereto, as well as a substantial required upfront investment in research and development resources for such new customer contract, and continued investments necessary due to the early nature of our advertising business. In addition, we recently acquired skobbler, which will increase our operating expenses without an offsetting increase in revenue in the near term.
Although we are working to replace rapidly declining wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 months to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This will be the case for our recently announced top five global automaker customer. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with employees in higher cost geographic areas who have different skills. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2015 and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate. Although we acquired skobbler and have expended additional internal resources to develop our own OSM-based maps to reduce our mapping costs in the long-term, in the short-term, those development efforts will have a negative effect on our ability to become profitable.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the transition away from paid carrier navigation to freemium offerings for mobile phone based navigation services;

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free;

•	the ability of automobile manufacturer customers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the U.S.;

•	the effectiveness of our entry into new business areas, such as advertising;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	the loss of our relationship or a change in our revenue model with any particular wireless carrier customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Fluctuations in our quarterly operating results might lead analysts and investors to change their models for valuing our common stock. As a result, our stock price could decline rapidly and we could face costly securities class action lawsuits or other unanticipated issues.
We are dependent on Ford for a substantial and increasing portion of our revenue and our business, financial condition and results of operations will be harmed if our revenue from Ford does not continue to grow or declines.
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products were introduced in fiscal 2010 in a limited number of vehicles and just recently reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 46% and 36% of our revenue in fiscal 2014 and fiscal 2013, respectively. We expect that Ford and other OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines. In addition, our revenue could decline if Ford increases the cost to consumers of our navigation product or reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. In April 2014, our contract with Ford was extended through December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. After December 2017, Ford may elect not to renew our agreement. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties.
For on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. In addition we recognize royalties earned from our on-board solutions generally as the software is reproduced for installation in vehicles. We have limited experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford as a customer our revenue will decline.
We may not be successful in generating material revenue from automotive manufacturers and OEMs other than Ford and our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive navigation revenue.
Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile manufacturers and OEMs, these relationships may not produce significant revenue if the products are launched in limited models or due to competition from third parties. In addition, we may incur significant expense to develop products for automobile manufacturers, such as under the worldwide connected navigation services agreement we announced in January 2014, without ever receiving any revenue related to the sale of vehicles with our navigation services. Our ability to attract automobile manufacturers may also be limited if the OEMs chosen to provide navigation services have existing relationships with other navigation vendors or provide their own solutions. Some automobile manufacturers or OEMs may be reluctant to select our products for their worldwide platform due to the concentration of our mobile navigation business in North America and our relative lack of experience with connected mobile navigation in other geographies.
Delphi's new, connected infotainment system, which integrates white label versions of our Scout for Cars on-board automotive platform, was introduced in model year 2013 vehicles for North America by General Motors. During fiscal 2014, Scout for Cars was launched with maps in South America. Delphi also plans to distribute our product in China with a major Chinese auto manufacturer in fiscal 2015. Even if we retain Delphi as a customer, automobile manufacturers may not elect to purchase Delphi's navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. If so, we may be unable to build a direct relationship with a given automobile manufacturer or with a different OEM.

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
The design and sales cycle for on-board or off-board automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. In January 2014, we announced that we entered into a contract with one of the top five largest global auto manufacturers to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. In the event that our product reaches production vehicles, we would not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. There are no volume or revenue guarantees provided by this auto manufacturer.
As we have limited experience in the automotive navigation market, we also may not price our solutions in such a way that is profitable for us and enables us to recoup the development expenses we incurred to provide such solutions in the time we expect or at all. Development schedules for automotive navigation products are difficult to predict, and there can be no assurance that we will achieve timely delivery of these products to our customers. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing monthly or annual fees outside of the traditional on-board navigation service model. Our map, POI and other content costs for our automobile navigation solutions are higher than those we have historically paid for our mobile phone-based navigation services and to date we have not been able to use OSM offerings for automotive navigation. If we are unable to improve our margins, we may not be able to operate our automobile navigation business profitably. If we fail to achieve revenue growth in any of our automotive navigation solutions (whether on-board, off-board or other), we may be unable to achieve the benefits of revenue diversification. In addition, our third party content suppliers, HERE and TomTom, are also becoming competitors with their own navigation services offerings.
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
Although we began providing advertising to some of our end users in 2010 and the percent of our revenue represented by advertising has grown rapidly, advertising remained less than 10% of our total revenue during fiscal 2014. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation.
Our legacy wireless carrier mobile navigation business has continued to deteriorate and we have been unable to generate sufficient revenues from other navigation and advertising activities. If our legacy wireless carrier mobile navigation business continues to decline, our revenue and net income or loss will continue to be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint, which was our largest source of revenue until fiscal 2012, ceased paying us for mobile navigation provided to its subcribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In fiscal 2014 and 2013, AT&T represented 24% and 28% of our total revenue, respectively. In fiscal 2013 and fiscal 2014, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2015 and possibly beyond.
Our experience with Sprint and other mobile wireless carriers has been that subscribers do not opt to pay monthly recurring charges for mobile navigation products that were formerly bundled with other services and instead use free or freemium offerings. We have sought to develop other sources of revenue from our location-based platforms, including automotive navigation and location-based advertising, but we have not been able to fully replace the legacy mobile wireless carrier revenue. Our other sources of revenue have not achieve the critical mass to provide revenue as fast as the declines in mobile wireless carrier revenue and we believe we may be unable to replace the mobile wireless carrier revenue with stable, recurring revenue in the near term. As a result, we anticipate that we will continue to incur net losses in fiscal 2015 and possible future periods. If we are unable to demonstrate to investors that we have developed stable, long-term revenue streams, the trading prices of our common stock may decline further and investors may be unable to achieve liquidity through the sale of our common stock.

Our success depends on significantly increasing the number of end users for our services and products through distribution with our wireless carrier customers, automotive manufacturer and OEM customers and through application stores.
Our future success depends on achieving widespread deployment of our navigation services and products through wireless carrier customers, automotive manufacturers and OEMs and through application stores. We have seen declines in the number of paid monthly recurring fee end users we acquire through our wireless carrier customers. Furthermore, we expect that our revenue from wireless carrier customers will continue to decline and that the composition of the remaining wireless carrier revenue will change over the near term. In light of this trend away from paid navigation and toward freemium offerings, we will be required to increase the number of vehicles in which our automotive navigation solutions are offered and the number of car buyers that purchase those solutions, as well as successfully convert an increasing number of our subscribers who are not paying for our services to our premium paid offerings and generate revenue by selling advertising that those subscribers see in our free and paid products. We do not have significant experience in sourcing and selling mobile advertising and may not be successful in doing so. However, we believe that to achieve higher returns on mobile advertising, we need to be able to offer advertisers a larger pool of mobile users. Our ability to generate revenue from our navigation services will depend on the broad distribution and quality of those services and subscriber demand for those services, which may vary by market. Attempts to generate revenue from paid premium services or advertising may not be successful and our business, operating results and financial condition could be adversely affected.
We provide freemium navigation to compete with free offerings and we may not be successful with these new products or convert “free” users to paid users.
We provide freemium personalized navigation applications on the Apple App Store, the Google Play marketplace, Microsoft Windows Marketplace and through other marketplaces and our wireless carrier partners. Freemium offerings are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising. We may not achieve substantial end user acceptance of these products, and even if end users download and use the freemium products, we may not be successful in converting those “free” users into paid users, particularly since we have begun to offer voice-guided navigation in our freemium offerings. Our freemium offerings provide planning features and other features unrelated to pure navigation that we do not have substantial experience in designing or marketing. These features may deter users who are looking for a pure navigation offering. We have limited experience in marketing our products and services directly to end users or generating advertising revenue through our mobile navigation users. To the extent that our number of active subscribers is low, we may not be able to fulfill sufficient advertising orders to generate meaningful advertising revenue from a freemium model. Bad reviews from end users who dislike our freemium offerings may dissuade other end users from downloading our freemium offerings or converting to paid users. We may not be successful in gaining visibility among end users without incurring significant expenses to market our products and services to those users. In addition, we do not have experience in converting users of free applications to paid users or in generating revenue from full featured products solely through advertising revenue. If we are unable to achieve high visibility among end users on a cost effective basis or fail to convince those end users to convert to paid products and revenue producing services, we may be unable to sustain our revenue and we may incur losses in the future.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps product for mobile devices based on the Android operating system platform, and recently introduced a similar new product for the iOS platform. Apple offers proprietary maps and voice-guided turn by turn directions and Nokia, provides a download for its latest version of HERE Maps on its smartphones which also provides voice-guided turn by turn navigation functions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. We also do not know what the effect of the acquisition of Nokia’s mobile phone business by Microsoft will have on competition in the mobile navigation market. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, like Sprint did, or alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they feel that free (brought-in) offerings, for example Apple CarPlay or Google's auto initiatives, including Open Automotive Alliance, are adequate and may not purchase our solutions with their new cars.
Our primary competitors include location service providers such as Apple, Google (including Waze), Microsoft, Nokia, TCS, and TomTom; PND providers such as Garmin and TomTom; providers of Internet and mobile based maps and directions such as AOL, Apple, Mapquest, Google, Microsoft, Yahoo, Yelp, Foursquare and Fullpower; and wireless carriers and communication solutions providers developing their own location services. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as AISIN, Bosch, Elektrobit, Garmin, TomTom and Nav N Go, as well as other competitors such as Apple, Google, Microsoft and TCS. In our advertising business, we compete against mobile platform providers, including Google, Apple, and Millennial Media, among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	the provision of their services at no or low cost to consumers;

•	significantly greater revenue and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and nonmobile products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger wireless carrier, automotive, handset manufacturer and advertising agency relationships;

•	stronger international presence may make our larger competitors more attractive partners to automotive manufacturers and OEMs;

•	greater resources to make and integrate acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.

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
We acquired skobbler, which has operations in Germany and Romania, in January 2014. In the future, we may make acquisitions to improve our navigation services offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Future mergers and acquisitions we may pursue would involve, numerous risks, including the following:

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire including skobbler, which is geographically remote from our existing operations;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire, such as the European automobile manufacturer and OEM relationships of skobbler;

•	our inability to retain key personnel of the acquired company;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and customers of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies.
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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.    We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations.
We may be required to recognize a significant charge to earnings if our strategic private equity investments become impaired.
We have in the past and may in the future enter into investments in businesses in order to complement or expand our current business or enter into new markets. Private equity investments are inherently risky and subject to factors outside of our control and no assurance can be given that our previous or future investments will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. We may be required to record a significant charge in our financial statements during the period in which any impairment of our private equity investments is determined, which could adversely impact our results of operations. We recorded a $0.3 million impairment charge for one cost-method investment during fiscal 2014.
Our effective tax rate may fluctuate, which could reduce our anticipated income tax benefit in fiscal 2015.
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may fluctuate for a variety of reasons, including:

•	changes in forecasted annual operating income or loss by jurisdiction;

•	changes in relative proportions of revenue and income or loss before taxes in the various jurisdictions in which we operate;

•	changes to the valuation allowance on net deferred tax assets;

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
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2014 and expected losses in fiscal 2015 and potentially future years in the U.S., we established in fiscal 2014 a valuation allowance on deferred tax assets in the U.S. that we believe will not be realized by the carryback provisions of U.S. tax law. U.S. tax law allows for the two-year carryback of losses and one-year carryback of credits to previous tax years which can generate a tax refund to the extent taxes were paid. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets. In fiscal 2015, we expect to realize approximately $1.3 million of U.S. deferred tax assets on the balance sheet as of June 30, 2014 based upon our ability to carryback losses and credits within the carryback period. In the event deferred tax assets cannot be realized based upon the ability to carryback losses and credits within the carryback period, our effective tax rate would be negatively impacted.
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
With limited exceptions, fees for the use of our services do not vary depending on whether or how often an end user uses our services, and we offer certain of our mobile phone based navigation services for free. Historically, end users using certain mobile phones or under certain service plans tended to use our services more than other end users. We budget and operate our services by making certain assumptions about usage patterns. If our end users were to further increase their usage of our services substantially or more end users access our services for free through a freemium model, we would incur additional expenses to expand our server capacity and pay additional third party content fees. These additional costs would harm our operating results and financial condition.
We rely on third party data and content to provide our services and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide our services would be harmed.
We rely on third party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third party data and content increases substantially. Although we have recently announced efforts to use OSM data to reduce the expenses we incur for third party map data, we may not be successful at integrating OSM data into our products and may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps.
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors TomTom and Nokia, respectively. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us.
In the future, we may be unable to obtain certain geocoding data from Tom Tom and HERE if we cease using their map data and instead rely on OSM data, in a manner similar to the existing skobbler products. If we are unable to obtain other integral data from these providers, we may not be able to successfully launch OSM-based products.
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
We may not be able to enhance our location services to keep pace with technological and market developments, or develop new location services in a timely manner or at competitive prices.
The market for location services is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. To keep pace with technological developments, satisfy increasing customer requirements and achieve product acceptance, our future success depends upon our ability to enhance our current navigation services platform and advertising services platforms and to continue to develop and introduce new navigation services, advertising services and other location-based product offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling services and products in a timely manner, or at all, in response to changing market conditions, technologies or consumer expectations could have a material adverse effect on our operating results or could result in our services becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering team and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our services platform with evolving industry standards and protocols and competitive network operating environments.

Our lengthy sales cycle makes it difficult for us to predict when we will generate revenue from automobile manufacturer and OEM customers.
Being selected to participate and being designed into new vehicle models is a lengthy and time consuming process and our navigation services platform may not be included for factors beyond our control if we are participating in the vehicle design with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our navigation services platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturer. These delays may make it difficult to predict when we will generate revenue from new customers. For example, we announced in January 2014 that we entered into an agreement with a top five global automobile manufacturer but we do not anticipate generating revenue related to the sale of vehicles under this agreement until model year 2017 vehicles come to market.
A large percentage of our research and development operations are conducted in China and Romania, and our ability to introduce new services and support our existing services cost effectively depends on our ability to manage those remote development sites successfully.
Our success depends on our ability to enhance our current services and develop new services and products rapidly and cost effectively. A majority of our research and development personnel are in China and Romania. Although we have sought to retain certain key personnel, we may be unable to retain them over the long-term. In addition, we have been experiencing significant increases in compensation costs in China due to competitive market conditions for qualified staff, as well as higher risk of employee turnover in certain China markets.
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
As of June 30, 2014, we had international operations in China, Mexico, Brazil, Germany and Romania. Our experience with wireless carriers, automobile manufacturers and OEMs and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 94% and 92% of our total revenue for fiscal 2014 and 2013, respectively. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, foreign tax withholding, restrictions on the repatriation of earnings and changes in tax rates;

•	dependence on foreign wireless carriers with different pricing models;

•	roaming charges to end users;

•	availability of reliable mobile networks in those countries;

•	requirements that we comply with local telecommunication regulations and automobile hands free laws in those countries;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability in some jurisdictions;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
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
We may be required to incur unanticipated capital expenditures.
Circumstances may arise that require us to make unanticipated capital expenditures, including:

•	the implementation of our equipment at new data centers and expansion of our operations at data centers;

•	the replacement of outdated or failing equipment; and

•	the acquisition of key technologies to support or expand our products and services.
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
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space and recently the mobile phone business of Nokia, which had its own navigation service and owns HERE, was acquired by Microsoft. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. We may be unable to replace our map suppliers, were we to lose a map supplier, and the remaining map supplier may increase license fees. In addition, as we continue to use more OSM-based maps and no longer purchase maps from those suppliers, we may be unable to purchase other data that is integral to our navigation products from our existing map suppliers.
Changes in business direction and market conditions could lead to charges related to structural reorganization and discontinuation of certain products or services, which may adversely affect our financial results.
In response to changing market conditions and the desire to focus on new and more potentially attractive opportunities, we may be required to strategically realign our resources and consider restructuring, eliminating, or otherwise exiting certain business activities. For example, in April 2013, we sold our enterprise business to a third party, which resulted in a net gain to us but also required us to provide transition services to the buyer in the fourth quarter of fiscal 2013. In the fourth quarters of fiscal 2013 and 2014, in order to better align and focus our resources we initiated restructuring plans resulting in reductions of approximately 83 and 108 full-time positions, respectively, and restructuring charges of $1.5 million and $2.4 million, respectively, related to severance and benefits for the positions eliminated. Any decision to reduce investment in, dispose of, or otherwise exit business activities may result in the recording of special charges, such as workforce reduction and excessive facility space costs.
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
Our agreements with our customers include indemnification provisions. We agree to indemnify them for losses suffered or incurred in connection with our navigation services or products, including as a result of intellectual property infringement, damages caused by defects and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally substantial and may be unlimited. In addition, some of these agreements permit our indemnitees to terminate their agreements with us if they determine that the use of our navigation services or products infringes third party intellectual property rights.
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
Our products and services include the transmission and storage of certain personal, private and confidential information primarily related to the location of our end users. If there is a security breach or if there is an inappropriate disclosure of any of these types of information, we could be exposed to investigations, litigation, fines and penalties. Remediation of and liability for loss or misappropriation of end user or employee personal information could have a material adverse effect on our business and financial results. Even if we were not held liable for such event, a security breach or inappropriate disclosure of personal, private or confidential information could harm our reputation and our relationships with current and potential end users. Even the perception of a security risk could inhibit market acceptance of our navigation services. In addition, we may be required to invest additional resources to protect against damages caused by any actual or perceived disruptions of our navigation services or security breaches.
Recent United States Supreme Court cases and other litigation have addressed issues relating to providing information regarding the location of a vehicle or mobile device to law enforcement agencies without a warrant. The law related to mobile phones and integrated GPS tracking in a vehicle remains unsettled and we may be subjected to different standards in different jurisdictions. We may incur substantial costs if we are required to litigate whether an individual's location can be disclosed without a warrant, which could harm our operating results. We may also be required to provide information about the location of an end user’s mobile phone to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could harm our business.
Changes in government regulation of the wireless communications, the automobile and mobile advertising industries may adversely affect our business.
It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, further regulate the automobile industry or impair the mobile advertising industry, including laws and regulations regarding lawful interception of personal data, hands free use of mobile phones or navigation services within autos or the control of such use, privacy, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of the industries in which our products and services are used will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
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
We transmit and store a large volume of personal information in the course of providing our products and services. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal information that is collected, stored and transmitted in or from the governing jurisdiction.
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
The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually. For example, as of June 30, 2014, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of June 30, 2014, only one research analyst published reports regarding our company. In addition, if our stock were to trade at prices below $5.00 per share in the future, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
In addition, if the market price of our common stock falls below $5.00 per share for an extended period of time, under stock exchange rules, our stockholders will not be able to use such shares as collateral for borrowing in margin accounts. Further, certain institutional investors are restricted from investing in shares priced below $5.00 per share. This inability to use shares of our common stock as collateral and the inability of certain institutional investors to invest in our shares may depress demand and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common stock.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 33.63% of our common stock outstanding as of June 30, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Facilities
Our corporate headquarters are located at 950 De Guigne Drive, Sunnyvale, California in an office consisting of approximately 175,000 square feet pursuant to a lease that expires in December 2019. This headquarters facility houses the majority of our U.S. research and development, support, marketing and general and administrative personnel. We lease approximately 48,000 square feet of space in Shanghai, China for our research and development, sales and support operations pursuant to leases expiring in September 2014 and September 2016, approximately 19,000 square feet in Xi’an, China, for research and development operations pursuant to leases expiring in September 2014 and October 2014, and as well as approximately 11,000 square feet in Cluj, Romania, for research and development operations pursuant to a lease that expires in December 2014. We lease approximately 12,000 square feet in Culver City, California for research and development and sales and marketing operations. We also lease office space of less than 3,000 square feet each in Northlake, Washington; Reston, Virginia; Southfield, Michigan; Boston, Massachusetts; Chicago, Illinois; New York, New York; Berlin, Germany; and São Paulo, Brazil for our sales, marketing and business development personnel located in those areas. In addition to our headquarters and other offices, we lease data center space in Sunnyvale and Santa Clara, California. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

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
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”) in the U.S. District Court for the Northern District of Ohio. After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed while the PTO completed its reexamination of the validity of the patents at issue. The PTO has concluded its reexamination of two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. At this time, all patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product have been cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT has amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. Accordingly, the Court has lifted the stays in those suits and the matters are ongoing. However, in the T-Mobile suit, EMSAT and T-Mobile have stipulated to a dismissal of the case. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our indemnification and defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

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
Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to our wireless carrier and other customers’ indemnity demands with respect to pending litigation, could materially harm our business, operating results and financial condition. When we believe a loss or a cost of indemnification is probable and can be reasonably estimated, we accrue the estimated loss or cost of indemnification in our consolidated financial statements. Where the outcome of these matters is not determinable, we do not make a provision in our financial statements until the loss or cost of indemnification, if any, is probable and can be reasonably estimated or the outcome becomes known. Although to date we have not agreed to defend or indemnify our customers for outstanding and unresolved indemnity demands where we do not believe we have an obligation to do so or that our solution infringes on asserted intellectual property rights, we may in the future agree to defend and indemnify our customers in connection with demands for indemnification, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our solution infringes the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our customers, negatively impact our relationships with them or result in litigation against us. Our wireless carrier or other customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If we make substantial payments as a result of indemnity demands, our relationships with our customers are negatively impacted, or any of our customer agreements is terminated, our business, operating results and financial condition could be materially harmed.

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
Our common stock began trading on the NASDAQ Global Market under the symbol “TNAV” on May 13, 2010. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended June 30, 2014	High	Low
First Quarter	$6.23	$5.31
Second Quarter	$7.28	$5.97
Third Quarter	$6.50	$5.68
Fourth Quarter	$6.50	$5.26
Year ended June 30, 2013	High	Low
First Quarter	$6.23	$5.58
Second Quarter	$8.20	$6.01
Third Quarter	$8.30	$6.27
Fourth Quarter	$6.45	$5.00
We had approximately 84 stockholders of record as of July 31, 2014. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.
Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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
The following graph shows a comparison from May 13, 2010 (the date our common stock commenced trading on The NASDAQ Global Market) through June 30, 2014 of cumulative total return for our common stock, the NASDAQ Composite Index and the Russell 3000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Russell 3000 Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of operations data for fiscal years ended June 30, 2014, 2013 and 2012 and the balance sheet data as of June 30, 2014 and 2013 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2011 and 2010 and the balance sheet data as of June 30, 2012, 2011 and 2010 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The results of operations of our enterprise business, which were previously presented as a component of our consolidated operating results, have been classified as discontinued operations in our statement of operations for all periods presented. We have not declared or distributed any cash dividends on our common stock. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data: (in thousands, except per share data)	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
Revenue	$150,313	$191,800	$205,522	$199,118	$161,888
Cost of revenue	60,841	69,113	44,448	38,150	27,246
Gross profit	89,472	122,687	161,074	160,968	134,642
Operating expenses:
Research and development	60,573	60,349	65,764	52,617	38,358
Sales and marketing	33,138	30,435	25,345	16,588	11,886
General and administrative	26,176	24,765	26,084	19,757	14,518
Restructuring costs	4,412	1,671	—	—	—
Total operating expenses	124,299	117,220	117,193	88,962	64,762
Operating income (loss)	(34,827)	5,467	43,881	72,006	69,880
Other income (expense), net	1,288	1,207	1,484	1,173	(407)
Income (loss) from continuing operations before provision (benefit) for income taxes	(33,539)	6,674	45,365	73,179	69,473
Provision (benefit) for income taxes	(4,015)	1,093	13,559	28,592	27,183
Income (loss) from continuing operations, net of tax	$(29,524)	$5,581	$31,806	$44,587	$42,290
Income (loss) from discontinued operations, net of tax	$—	$7,486	$602	$(2,013)	$(880)
Net income (loss)	$(29,524)	$13,067	$32,408	$42,574	$41,410

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.76)	$0.14	$0.77	$1.06	$2.72
Income from discontinued operations, net of tax	$—	$0.18	$0.01	$(0.05)	$(0.06)
Net income (loss)	$(0.76)	$0.32	$0.78	$1.01	$2.66
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.76)	$0.13	$0.72	$0.99	$1.37
Income from discontinued operations, net of tax	$—	$0.18	$0.02	$(0.05)	$(0.03)
Net income (loss)	$(0.76)	$0.31	$0.74	$0.94	$1.34
Weighted average shares used in computing net income (loss) per share applicable to common stockholders:
Basic	38,796	40,310	41,406	41,975	15,569
Diluted	38,796	41,919	43,944	45,086	30,833

Consolidated Balance Sheets Data: (in thousands)	June 30,
	2014	2013	2012	2011	2010
Cash, cash equivalents and short-term investments	$136,849	$191,685	$199,468	$203,310	$112,862
Working capital	153,238	190,385	204,977	178,602	134,878
Total assets	239,841	273,669	264,779	260,627	173,720
Common stock and additional paid-in capital	129,318	118,233	118,897	115,106	109,729
Total stockholders’ equity	192,405	214,464	216,518	188,466	149,037

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Telenav is a leading provider of location-based platform services. These services consist of our map and navigation platform and our advertising delivery platform. Our map and navigation platform allows Telenav to deliver enhanced location based services to developers, auto manufacturers and end users. We use our map and navigation platform as the basis for delivering enhanced mobile applications such as our industry leading mobile navigation. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. Recently, we have focused on enhancing our map and navigation platform by closely aligning our technology to the OSM community. In January 2014, we completed our acquisition of all of the shares of privately held skobbler, a location-based services company based in Germany. We believe the acquisition of skobbler will enable us to combine its OSM-based GPS navigation technology with our existing mobile navigation solutions.
We offer our map and navigation platform to customers in a number of ways. We distribute our services through our wireless carrier partners, including AT&T, and directly to consumers through mobile application stores and marketplaces. Generally, we provide our basic services to consumers for free and provide consumers the opportunity to purchase premium versions of the product. We refer to the free to premium distribution as the “freemium” model of distribution. Our free products are designed to be monetized through delivery of advertising to consumers. Our success with the freemium model depends upon our ability to generate a substantial active user base as well as the ability to generate revenue from advertising and conversion of users from free to premium services.
We offer our map and navigation platform services to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary customer to date, Ford, currently distributes our product as an optional feature with the majority of its models in the U.S. Our product is now included on models manufactured in the U.S., Canada, Mexico, South America, Europe and China. We also have a relationship with another automotive OEM that distributes our products with another major auto manufacturer and in January 2014 we announced an agreement with a top five global auto manufacturer for integration of our off-board and connected solutions in its vehicles, which we expect to commence in model year 2017. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as traffic. Our history as a cloud based supplier of navigation services provides a unique advantage in the marketplace over our competitors.

Our advertising delivery platform offers advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and offer unique value to brick-and-mortar and brand advertisers through our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through programmatic RTB tools. In June 2014, our platform had access to over 100 billion potential ad impressions.
We derive revenue primarily from wireless carriers, automobile manufacturers and OEMs, and advertisers and advertising agencies. We primarily derive our revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services. We also derive revenue from our partnerships with wireless carriers who sell our mobile navigation services to their subscribers. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies that represent national and regional brands and channel partners that work closely with local and small business advertisers.
We generate revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its

Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Ford began shipping this product in certain North American vehicles with the 2011 model year, and our navigation solution is currently deployed in 17 different Ford and Lincoln models in North America. Ford and Lincoln models with our on-board automotive navigation product began shipping to South America with the 2012 model year and China with the 2013 model year. Our automobile manufacturer and OEM customers pay us a royalty fee as the software is reproduced for installation in vehicles with our automotive navigation solutions.
We generate revenue from mobile navigation services, based upon our map and navigation platform, through service subscriptions. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through mobile application stores and marketplaces. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage.
We generate revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract.
Recent Developments

In the fourth quarter of fiscal 2014, in order to further align our resources and consolidate facilities, we initiated a restructuring plan consisting of the elimination of approximately 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. Earlier in fiscal 2014, we commenced our consolidation of our Sunnyvale, California headquarters facilities from two buildings into one, and during the fourth quarter we closed our Boston, Massachusetts office. As a result, we recorded restructuring charges of $2.0 million related to the impairment of the facility leases.

On January 29, 2014, we completed our acquisition of all of the shares of skobbler. We acquired skobbler for consideration of approximately $23.8 million, consisting of approximately $19.2 million in cash and $4.6 million in shares of our common stock. We believe the acquisition of skobbler will enable us to combine its OSM-based GPS navigation technology with our existing mobile navigation solutions. The transaction has been accounted for under the acquisition method of accounting.

In January 2014, we announced that we entered into a contract with one of the five largest global auto manufacturers to provide worldwide embedded and connected navigation services beginning with select model year 2017 vehicles. The agreement covers an initial three-year production cycle, which we expect to commence with select model year 2017 vehicles. Under the terms of the agreement, we expect our connected services to support navigation in more than 100 countries. There are no volume or revenue guarantees provided by this auto manufacturer.

As of October 1, 2013, Sprint Nextel Corporation, or Sprint, no longer provided us compensation for our services on a fixed fee basis for bundled offerings provided to its customers. The revenue we receive from Sprint consists primarily of revenue from monthly recurring fees paid by end users for premium services. The current monthly recurring fee revenue is substantially lower than the fee revenue we had previously received from Sprint for the bundling of our services and we anticipate that this trend will continue. Subsequent to October 1, 2013, we have not experienced significant replacement revenue from subscribers who formerly had access to our services through the Sprint bundles. In fiscal 2015, consistent with the last two fiscal years, we expect that subscription revenue from our partnerships with wireless carriers for navigation will decline substantially as AT&T and our entire mobile navigation customer base continue to experience declines in subscribers paying monthly recurring charges for navigation applications.

All information in the following management's discussion and analysis of financial condition and results of operations includes only results from continuing operations (and excludes our discontinued enterprise business, which was sold in April 2013) for all periods presented, unless otherwise noted.
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

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Revenue	$150,313	$191,800	$205,522
Gross margin	60%	64%	78%
Non-GAAP gross margin	62%	65%	79%
Income (loss) from continuing operations, net of tax	$(29,524)	$5,581	$31,806
Non-GAAP income (loss) from continuing operations, net of tax	$(6,839)	$18,183	$39,180
Adjusted EBITDA from continuing operations	$(12,121)	$25,493	$59,021
Diluted income (loss) from continuing operations, net of tax, per share	$(0.76)	$0.13	$0.72
Diluted non-GAAP income (loss) from continuing operations, net of tax, per share	$(0.18)	$0.43	$0.89

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
Non-GAAP gross margin measures our GAAP gross margin, excluding the impact of stock-based compensation expense and capitalized software and developed technology amortization expenses. Non-GAAP income (loss) from continuing operations, net of tax, measures GAAP net income (loss) from continuing operations, net of tax, excluding the impact of stock-based compensation expense, capitalized software and developed technology amortization expenses, and other items such as legal settlements, valuation allowances against certain deferred tax assets, and restructuring costs, net of taxes. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us. While we include the dilutive impact of such equity awards in weighted average shares outstanding, the expense associated with stock-based awards reflects a non-cash charge that we exclude from non-GAAP income (loss) from continuing operations, net of tax, non-GAAP income (loss) from continuing operations, net of tax, per share, and adjusted EBITDA from continuing operations. Capitalized software amortization expense represents internal software costs that are previously capitalized and charged to expense as the software is used in our operations. Developed technology amortization expense relates to the amortization of acquired intangible assets. Legal settlements represent settlements from patent litigation cases in which we are defendants and royalty disputes. The valuation allowance against deferred tax assets related to a valuation allowance established against our deferred tax assets in the U.S. Restructuring costs represent recognition of the estimated amount of costs associated with restructuring activities. Our non-GAAP tax rate from continuing operations differs from the GAAP tax rate from continuing operations due to the elimination of any tax effect of the GAAP stock-based compensation expenses, legal settlements, restructuring costs, and other items that are being eliminated to arrive at the non-GAAP income (loss) from continuing operations, net of tax.
Adjusted EBITDA from continuing operations measures our GAAP income (loss) excluding the impact of stock-based compensation expense, depreciation, amortization, interest income, other income (expense), provision (benefit) for income taxes, and other items such as legal settlements and restructuring costs, net of tax. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss.
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
These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA from continuing operations does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•
non-GAAP gross margin, non-GAAP income (loss) from continuing operations, net of tax, and adjusted EBITDA from continuing operations do not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
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
The following tables present reconciliations of gross margin to non-GAAP gross margin, income (loss) from continuing operations, net of tax, to non-GAAP income (loss) from continuing operations, net of tax, and income (loss) from continuing operations, net of tax, to adjusted EBITDA from continuing operations for each of the periods indicated:

	Fiscal Year Ended June 30,
	2014	2013	2012
Gross margin	60%	64%	78%
Adjustments:
Capitalized software and developed technology amortization	2%	1%	1%
Stock-based compensation expense	—%	—%	—%
Non-GAAP gross margin	62%	65%	79%

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Net income (loss)	$(29,524)	$13,067	$32,408
Income from discontinued operations, net of tax	—	7,486	602
Income (loss) from continuing operations, net of tax	(29,524)	5,581	31,806
Adjustments:
Legal settlement	—	1,300	1,500
Restructuring costs	4,412	1,671	—
Capitalized software and developed technology amortization	3,588	3,680	2,004
Valuation allowance against deferred tax asset	7,398	—	—
Stock-based compensation expense:
Cost of revenue	100	149	91
Research and development	4,489	3,509	2,509
Sales and marketing	3,306	2,290	1,168
General and administrative	3,640	2,699	1,354
Total stock-based compensation	11,535	8,647	5,122
Tax effect of adding back adjustments	(4,248)	(2,696)	(1,252)
Non-GAAP income (loss) from continuing operations, net of tax	$(6,839)	$18,183	$39,180

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Net income (loss)	$(29,524)	$13,067	$32,408
Income from discontinued operations, net of tax	—	7,486	602
Income (loss) from continuing operations, net of tax	(29,524)	5,581	31,806
Adjustments:
Legal settlement	—	1,300	1,500
Restructuring costs	4,412	1,671	—
Stock-based compensation expense	11,535	8,647	5,122
Depreciation and amortization	6,759	8,408	8,171
Interest and other (income) expense, net	(1,288)	(1,207)	(1,484)
Provision (benefit) for income taxes	(4,015)	1,093	13,906
Adjusted EBITDA from continuing operations	$(12,121)	$25,493	$59,021

Key components of our results of operations
Sources of revenue
We classify our revenue as either product or services revenue. Services revenue consists primarily of revenue we derive from our mobile navigation services, off-board automotive navigation services and mobile advertising services. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications.
We offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands). We derive services revenue primarily from our wireless carrier customers for their end users' subscriptions to our mobile navigation services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage. Certain of our contracts provide our wireless carrier customers with discounts based on the number of end users paying for our services in a given month. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our mobile navigation services as part of a bundle of mobile data or voice services than if an end user subscribes to our mobile navigation services on a standalone basis. We also offer our applications directly to end users through application stores such as the Apple App Store and the Google Play marketplace. Finally, we provide free versions of our services which can generate revenue through advertising supported arrangements, and subscriber upgrades to premium versions for a fee. We also derive services revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract. In the future, we may have other revenue models.

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

Subscription fee revenue from our mobile navigation services represented 42%, 61% and 86%of our revenue in fiscal 2014, 2013 and 2012, respectively. Subscription fee revenue from our mobile navigation service declined from fiscal 2012 to fiscal 2014, primarily due to the transition to an extension of the fixed fee with Sprint at a lower rate that eventually ceased in September 2013 and a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and others, including T-Mobile, U.S. Cellular and NII Mexico.
AT&T represented 24%, 28% and 35% of our revenue in fiscal 2014, 2013 and 2012, respectively. In March 2014, our agreement with AT&T was automatically renewed, under its existing terms through March 2015, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. We anticipate that we will continue to depend on AT&T for a material portion of our revenue for the foreseeable future; however, we have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years.
Sprint represented less than 10%, 16% and 36% of our revenue in fiscal 2014, 2013 and 2012, respectively. We operate under an agreement with Sprint, which we most recently amended in April 2013. Under this amended agreement, Sprint continued the fixed fee arrangement related to the Sprint bundle through September 30, 2013, and agreed to partner to generate revenue from mobile navigation and mobile advertising programs through December 31, 2015. Commencing on October 1, 2013, Sprint ceased to bundle our navigation services, which caused our revenue to decrease substantially. A majority of the Sprint subscribers who were receiving our services through bundles as of September 30, 2013 did not convert to our paid navigation services and we have not recouped the lost revenue through freemium or monthly recurring charges paid by those Sprint subscribers.
We expect that the percentage of our revenue represented by wireless carrier customers will continue to decline in fiscal 2015 due to the absence of any revenue from Sprint bundles and the anticipated decline of the number of subscribers paying monthly recurring charges with other wireless carrier customers.
Revenue from our mobile advertising, which includes the delivery of search and display, location-based ads, represented 8%, 2% and 1% of our revenue in fiscal 2014, 2013 and 2012, respectively. Our advertising revenue is derived from relationships established with advertising agencies, direct customers, and channel partners. Our ad search revenue is earned from the delivery of location-based ad impressions targeted to end users engaged in a specific search task utilizing our mobile navigation solutions. Such ad search revenue represented less than 10% of our overall advertising revenue. Our display revenue relates to the advertising business developed via the Thinknear acquisition that delivers targeted location-based impressions to end users of third party developer applications.
Revenue from our automotive navigation solutions represented 50%, 37% and 13% of our revenue in fiscal 2014, 2013 and 2012, respectively. Ford represented 46%, 36% and 13% of our revenue in fiscal 2014, 2013 and 2012, respectively. In April 2014, our contract with Ford was extended through December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal.
We provide both on-board and off-board connected navigation solutions to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. This revenue is classified as services revenue and represented less than 5% of overall automotive navigation solutions revenue.
Our product revenue is primarily derived from our automotive be on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions as the software is reproduced for installation in vehicles. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.

For fiscal 2015, we expect automotive and advertising revenue to represent the growing components of our revenue but our expectations may not be realized. However, while we anticipate growing our overall revenue in fiscal 2015, the lower gross margins generally experienced with automotive and advertising revenue are expected to result in an overall lower gross profit in fiscal 2015.

In fiscal 2014, 2013 and 2012, we generated 94%, 92% and 94% of our revenue, respectively, in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.
Cost of revenue
Our cost of revenue consists primarily of the cost of third party content, such as map, geocodes, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our navigation solutions. Our cost of revenue also includes the cost of third party exchange ad inventory as well as expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology. The largest components of our cost of revenue are the fees we pay to providers of map, POI and traffic data, TomTom and HERE. We have agreements with TomTom and HERE pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis, and on a per installed vehicle basis. With respect to TomTom, we are required to pay certain minimum fees for access to its content by our mobile navigation customers, as well as a usage fee. Although we recently began using OSM for certain of our freemium navigation products, we do not anticipate that we will cease to use TomTom and HERE in the near-term on our paid subscription mobile navigation solutions.
For our on-board automotive navigation solutions provided to Ford, we pay royalties on a per installed unit produced basis to HERE as well as other content providers, depending on the geographic distribution of our solution with Ford. .
We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board automotive navigation solutions and recognition of deferred development costs. Cost of services revenue consists primarily of the costs associated with third party content, third party exchange ad inventory, data center operations, customer support, amortization of capitalized software, stock-based compensation and amortization of developed technology that we incur in providing our navigation and advertising network services.
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
The largest component of cost of revenue as it relates to our display advertising business is the cost of location-based, third-party advertising inventory which we acquire from advertising exchanges. Our search ad inventory is generated from our user base of paid and freemium users of our Scout and Telenav branded and carrier branded mobile navigation solutions. Other notable costs of our advertising business are the cost of ad delivery via contracted hosted relationships and the cost of our ad trafficking operations.

While we expect that services revenue from wireless carrier customers will continue to decline substantially in fiscal 2015, we do not expect to be able to reduce our cost of services revenue at the same rate of decline as services revenue. Although we successfully transitioned to utilizing OSM content on our freemium navigation applications resulting in notable cost savings, we will continue to incur significant costs, especially related to third party content as well as for data center operations. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. While our product revenue is expected to increase in fiscal 2015 due to continued growth in automotive, much of this growth will be generated from distribution of our automotive solution with Ford in China and Europe where the underlying content costs are significantly higher on a per unit basis. Consequently, we expect that our overall total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our navigation offerings provided through wireless carriers.

Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. In addition, in fiscal 2013 and 2014 we incurred restructuring costs primarily related to severance and benefits expense associated with reductions in workforce and facility exit costs associated with consolidation of facilities. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Our operating expenses have stabilized in absolute dollars in the past fiscal year, as we have reduced certain headcount and achieved greater operational effectiveness in supporting our traditional mobile navigation services. Despite our recent restructuring efforts, we expect that certain costs will continue to increase over time, including compensation and related costs; however, we are continuing to evaluate spending in certain areas and to take actions to create greater efficiencies. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel into, our growth areas, which include automotive and mobile advertising, with a recent emphasis on hiring advertising sales personnel and related support functions.
Research and development. Research and development expenses consist primarily of personnel costs for our development employees and costs of outside consultants and temporary staffing. We have focused our research and development efforts on improving the ease of use and functionality of our existing services, as well as developing new service and product offerings in our existing markets and in new markets. A significant number of our research and development employees are located in our development centers in China and, as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB. In addition, with the January 2014 acquisition of skobbler, we also incur research and development expenses in the Romanian Leu.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales, product management and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue has been derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers, as well as consumers acquired through open market application stores. More recently, our automotive and advertising revenue have represented the most rapidly growing components of our revenue, and we have invested in building our advertising sales team. Our sales and marketing activities supporting our automotive navigation services include product management and business development efforts. Our automotive manufacturer partners and OEMs also provide primary marketing for our on-board and off-board navigation services at the time a vehicle is sold to their end customer.
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses.
Other income, net. Other income, net consists primarily of interest we earn on our cash and cash equivalents and short-term investments, gain or loss on investments and foreign currency transaction gain or loss.
Income from discontinued operations, net. Income from discontinued operations, net consists of results of operations of our enterprise business, which was sold in April 2013.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes primarily consists of corporate income taxes related to profits or losses earned in the United States or corporate income tax refunds expected to be derived from losses incurred in the United States that may be carried back. Our effective tax rate could fluctuate significantly from year to year, particularly in those years in which we incur losses, due to our ability to benefit from the carryback of net operating losses within the carryback period and the available amount therein, if any. Furthermore, on a quarterly basis our tax rates can fluctuate and could be adversely affected by increases in nondeductible stock compensation or other nondeductible expenses. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
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

Revenue recognition. We generate revenue primarily from service subscriptions, customized engineering fees and software licenses. We also generate revenue from the delivery of search and display advertising impressions.

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
We recognize as services revenue the amount our wireless carrier customers report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier customers. We are not the principal provider when selling access to our mobile navigation services through our wireless carrier customers as the subscribers directly contract with our wireless carrier customers. In addition, we may earn a fixed fee or fixed percentage of fees charged by our wireless carrier customers and our wireless carrier customers have the sole ability to set the price charged to their subscribers for our service. Our wireless carrier customers have direct responsibility for billing and collecting those fees from their subscribers and we and our wireless carrier customers may offer subscribers a free trial for our service. For end users who purchase our mobile navigation services through application stores, we utilize the application store billing process. We provide tiered pricing to certain of our wireless carrier customers based on the number of paying end users in a given month, which may result in a discounted fee per end user depending on the number of end users. Revenue recognized is based on the discounted fees earned for a given period.
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
We capitalized zero, $0.9 million and $2.4 million of software development costs during fiscal 2014, 2013 and 2012, respectively. Amortization expense related to these costs, which was recorded in cost of revenue, totaled $1.0 million, $2.1 million and $1.8 million for fiscal 2014, 2013 and 2012, respectively.
We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $0.9 million, $1.3 million and $2.4 million of software development costs during fiscal 2014, 2013 and 2012, respectively. Development costs expensed to cost of revenue totaled $0.9 million, $4.9 million and $0.4 million for fiscal 2014, 2013 and 2012, respectively.
Impairment of long-lived assets. We evaluate long-lived assets held and used for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. We continually evaluate whether events and circumstances have occurred that indicate the balance of our property and equipment, long-term investments and intangible assets with definite lives may not be recoverable. Our evaluation is significantly impacted by our estimates and assumptions of future revenue, costs, and expenses and other factors. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. We base the impairment, if any, on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and record it in the period in which we make the determination. During fiscal 2013, we recorded a loss of $0.3 million in connection with impairment in the carrying value of capitalized software.
Goodwill. Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These tests are based on our single operating segment and reporting unit structure. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that the fair value is less than our carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss, if any. In assessing the fair value of our reporting unit, we make assumptions regarding our estimated future cash flows, including estimate growth rate. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record impairment loss related to our goodwill. We have not recognized any impairment of goodwill in the three year period ended June 30, 2014. As of June 30, 2014, we had goodwill of $31.3 million.
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

Our stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Cost of revenue	$100	$149	$91
Research and development	4,489	3,509	2,509
Selling and marketing	3,306	2,290	1,168
General and administrative	3,640	2,699	1,354
Total stock-based compensation expense	$11,535	$8,647	$5,122
As of June 30, 2014, there was $3.2 million of unrecognized stock-based compensation expense related to unvested stock option awards, net of estimated forfeitures, that we expect to be recognized over a weighted average period of 1.5 years. At June 30, 2014, the total unrecognized stock-based compensation cost related to restricted stock units was $21.5 million, net of estimated forfeitures, and will be amortized over a weighted average period of 3.1 years.
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
For fiscal 2014, 2013 and 2012, we calculated the fair value of options granted to employees with the following weighted average assumptions:

	Fiscal Year Ended June 30,
	2014	2013	2012
Expected volatility	62%	72%	64%
Expected term (in years)	4.45	4.79	4.50
Risk-free interest rate	1.44%	0.67%	0.77%
Dividend yield	—	—	—

We recognize the estimated stock-based compensation cost of restricted stock units, net of estimated forfeitures, over the vesting term. The estimated stock-based compensation cost is based on the fair value of our common stock on the date of grant.
Provision (benefit) for income taxes. We use the liability method of accounting for income taxes. Under this method, income tax expense (benefit) is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax effect of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset.
Our assumptions, judgments and estimates relative to the current provision (benefit) for income taxes take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. We have established reserves for income taxes to address potential exposures involving tax positions that could be challenged by tax authorities. In addition, we are subject to the periodic examination of our income tax returns by the Internal Revenue Service, or IRS, and other domestic and foreign tax authorities. Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of the current and any future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.
Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations or capital gains income and predictions of the amount and category of future taxable loss that may be carried back for a tax refund. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets, on a jurisdiction by jurisdiction basis, will be realized. Actual operating results and the underlying amount and category of income in future years as well as expectations regarding the generation of operating losses could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations or refunds to differ from our estimates, thus materially impacting our financial position and results of operations.
Results of operations

The following tables set forth our results of operations for fiscal 2014, 2013 and 2012, as well as a percentage that each line item represents of our revenue for those periods. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The results of operations of our enterprise business, including the related gain on sale, have been classified as discontinued operations in our statement of operations for periods presented through fiscal 2013. The following discussion focuses solely on results of continuing operations.

	Fiscal Year Ended June 30,
Consolidated Statements of Operations Data	2014	2013	2012
Revenue:		(in thousands)
Product	$72,747	$69,162	$24,186
Services	77,566	122,638	181,336
Total revenue	150,313	191,800	205,522
Cost of revenue:
Product	36,775	38,164	13,615
Services	24,066	30,949	30,833
Total cost of revenue	60,841	69,113	44,448
Gross profit	89,472	122,687	161,074
Operating expenses:
Research and development	60,573	60,349	65,764
Sales and marketing	33,138	30,435	25,345
General and administrative	26,176	24,765	26,084
Restructuring costs	4,412	1,671	—
Total operating expenses	124,299	117,220	117,193
Operating income (loss)	(34,827)	5,467	43,881
Other income, net	1,288	1,207	1,484
Income (loss) before provision for income taxes	(33,539)	6,674	45,365
Provision (benefit) for income taxes	(4,015)	1,093	13,559
Income (loss) from continuing operations, net of tax	(29,524)	5,581	31,806
Income from discontinued operations, net of tax	—	7,486	602
Net income (loss)	$(29,524)	$13,067	$32,408

	Fiscal Year Ended June 30, 2013
	2014	2013	2012
Revenue:	(as a percentage of revenue)
Product	48%	36%	12%
Services	52%	64%	88%
Total revenue	100%	100%	100%
Cost of revenue:
Product	24%	20%	7%
Services	16%	16%	15%
Total cost of revenue	40%	36%	22%
Gross profit	60%	64%	78%
Operating expenses:
Research and development	41%	31%	32%
Sales and marketing	22%	16%	12%
General and administrative	17%	13%	13%
Restructuring costs	3%	1%	—%
Total operating expenses	83%	61%	57%
Operating income (loss)	(23)%	3%	21%
Other income, net	1%	—%	1%
Income (loss) before provision for income taxes	(22)%	3%	22%
Provision (benefit) for income taxes	(2)%	—%	6%
Income (loss) from continuing operations, net of tax	(20)%	3%	16%
Income from discontinued operations, net of tax	—%	4%	—%
Net income (loss)	(20)%	7%	16%

Comparison of the fiscal years ended June 30, 2014 and 2013
Revenue.
Product revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. Product revenue increased 5% to $72.7 million in fiscal 2014 from $69.2 million in fiscal 2013. The increase was due primarily to increased royalty revenue from automotive navigation solutions we provide for Ford vehicles, including the launch of our solutions in additional Ford and Lincoln models and further geographic distribution. Product revenue in fiscal 2014 and fiscal 2013 included $2.8 million and $9.2 million, respectively, of customized software revenue from Ford. Product revenue in fiscal 2014 and 2013 also included $0.9 million and $8.7 million, respectively, related to a map content update separately purchased by Ford. Excluding customized software and map navigation replacement unit revenue, our automotive royalty revenue increased 31% from fiscal 2013 to fiscal 2014.
Services revenue. Services revenue consists primarily of revenue we derive from our mobile navigation services and advertising. Services revenue decreased 37% to $77.6 million in fiscal 2014 from $122.6 million in fiscal 2013. Of the decrease, a decline of $51.8 million was due to the termination of our fixed fee revenue from Sprint for bundled users, lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and U.S. Cellular Corporation, or USCC, and a decrease in mobile navigation revenue internationally. These decreases were offset in part by growth in revenue from advertising network services of $7.8 million. Going forward, we anticipate that mobile navigation services revenue from wireless carriers will continue to decline.
Revenue concentrations. In fiscal 2014 and 2013, Ford represented 46% and 36% of our total revenue, respectively. In fiscal 2014 and 2013, revenue from AT&T represented 24% and 28% of our total revenue, respectively, and revenue from Sprint represented less than 10% and 16% of our total revenue, respectively.
Revenue from our automotive navigation solutions represented 50% and 37% of our total revenue in fiscal 2014 and 2013, respectively. Subscription fees from our mobile navigation services represented 42% and 61% of our total revenue in fiscal 2014 and 2013, respectively. Revenue from our mobile advertising services represented 8% and 2% of our total revenue in fiscal 2014 and fiscal 2013, respectively.

We primarily sell our services in the United States. In fiscal 2014 and 2013, revenue derived from U.S. sources represented 94% and 92% of our total revenue, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.
Cost of revenue.
Cost of product revenue. Our cost of product revenue decreased 4% to $36.8 million in fiscal 2014 from $38.2 million in fiscal 2013, as compared to the 5% increase in our product revenue. Our cost of product revenue decreased due primarily to a decrease in amortization of capitalized software and recognition of deferred costs $4.0 million, partially offset by an increase in third party content costs of $2.6 million. The increase in third party content costs was lower than would be expected commensurate with the growth in our product revenue, as it was offset by a decrease due to the costs associated with the fiscal 2013 map content update provided to Ford that did not recur. In addition, the $8.7 million of revenue related to the map content update separately purchased by Ford in fiscal 2013 had substantially higher associated content costs as a percentage of revenue than our on-board navigation royalty revenue earned from Ford for production vehicles. As we have not adopted OSM for automobile navigation services and do not anticipate that we will do so in the near term, we do not expect to realize any material savings from the use of OSM in our cost of product revenue.
Cost of services revenue. Our cost of services revenue decreased 22% to $24.1 million in fiscal 2014 from $30.9 million in fiscal 2013. Cost of services revenue did not decline commensurate with the 37% decrease in services revenue during fiscal 2014. Cost of services revenue in fiscal 2014 was impacted by a decrease in third party content costs of $4.4 million and decreased network operations, customer support and data center costs of $2.4 million, partially offset by increased amortization expense of $0.9 million, primarily related to developed technology acquired from Thinknear and skobbler. As more of our mobile navigation subscribers use our freemium products, we do not recoup the costs of providing those services. Late in fiscal 2014 we released iPhone and Android versions of our Scout mobile navigation applications that use OSM for map data and we anticipate that we will migrate other mobile navigation products to OSM over time. We anticipate that the use of OSM will offset in part the expense we incur in providing freemium mobile navigation services.
Gross profit. Our gross profit decreased to $89.5 million in fiscal 2014 from $122.7 million in fiscal 2013. Our gross margin decreased to 60% in fiscal 2014 from 64% in fiscal 2013. The decrease in gross margin was due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other free offerings, resulting in declining services revenue from mobile navigation. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our January 2014 acquisition of skobbler.
Research and development. Our research and development expenses were comparable at $60.6 million in fiscal 2014 and $60.3 million in fiscal 2013. The change was primarily comprised of decreased compensation and benefits costs of $0.9 million associated with decreased average headcount, primarily in our China offices, a decrease in amortization and depreciation expense of $0.7 million and a decrease in rent expense of $0.3 million, primarily due to lease impairment restructuring charges recorded separately in restructuring costs, partially offset by a decrease in capitalization and deferral of software development costs of $1.3 million. This net decrease was offset by the reimbursement of $1.0 million of costs in connection with a cost recovery contract with a third party that was included fiscal 2013. As a percentage of revenue, research and development expenses increased to 41% in fiscal 2014 from 31% in fiscal 2013. The total number of research and development personnel decreased 7% to 431 at June 30, 2014 from 464 at June 30, 2013. Although research and development personnel have decreased in the short-term, we expect research and development expenses will not reflect a proportionate decrease as we retain research and development personnel in higher cost geographic areas. We also believe that as we continue to invest in expanding the navigation services we offer, establish relationships with new automotive manufacturers, OEMs and advertisers and develop new services and products, revenue from those investments and development efforts will lag the related research and development expenses. We expect that research and development expenses will not change materially in absolute dollars, as the savings realized from our restructuring efforts in June 2014 will be offset by a full year of expenses from our acquisition of skobbler.
Sales and marketing. Our sales and marketing expenses increased 9% to $33.1 million in fiscal 2014 from $30.4 million in fiscal 2013. The increase was primarily due to increases in compensation, benefits and commissions of $2.3 million and contracted services of $0.7 million, partially offset by a decrease in advertising and promotion expense of $0.8 million. As a percentage of revenue, sales and marketing expenses increased to 22% in fiscal 2014 from 16% in fiscal 2013. The total number of sales and marketing personnel increased 9% to 101 at June 30, 2014 from 93 at June 30, 2013. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars as we invest in sales personnel and related support functions fort our growing advertising business.
General and administrative. Our general and administrative expenses increased 6% to $26.2 million in fiscal 2014 from $24.8 million in fiscal 2013, including $1.1 million in skobbler acquisition related costs. The increase was primarily due to increased compensation and benefits of $0.8 million, increased stock compensation expense of $0.9 million and increased professional services fees of $0.8 million, partially offset by decreased legal costs of $1.4 million. The total number of general and administrative personnel decreased 7% to 66 at June 30, 2014 from 71 at June 30, 2013. As a percentage of revenue, general and administrative expenses increased to 17% in fiscal 2014 from 13% in fiscal 2013. We anticipate that our general and administrative expenses may vary substantially from period to period as we incur legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed, as well as one-time costs related to the acquisition of companies such as skobbler.
Restructuring costs. We incurred restructuring costs of $4.4 million in fiscal 2014 in order to further align our resources and consolidate facilities. We initiated a restructuring plan consisting of reductions of approximately 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. In addition, we closed our Boston office and consolidated our Sunnyvale headquarters facilities from two buildings into one and recorded restructuring charges of $2.0 million related to the impairment of our facility leases.
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
Other income, net. Our other income, net was $1.3 million in fiscal 2014 and $1.2 million in fiscal 2013.
Income from discontinued operations, net. Our income from discontinued operations, net was $7.5 million in fiscal 2013 and includes a gain of $6.5 million realized on the sale of our enterprise business, net of tax. We had no discontinued operations in fiscal 2014.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes, excluding discontinued operations, decreased to $(4.0) million in fiscal 2014 from $1.1 million in fiscal 2013. Our effective tax rate, excluding discontinued operations, was 12% in fiscal 2014 compared to 16% in fiscal 2013. Our effective tax rate in fiscal 2014 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to the increase to the valuation allowance which resulted in additional federal tax expense of $7.0 million.
The usage of our remaining U.S. federal and state loss carryforwards at June 30, 2014 of approximately $2.3 million and $26.5 million, respectively, is substantially limited each fiscal year by Section 382 of the Internal Revenue Code.
As of June 30, 2014, our cumulative unrecognized tax benefit was $6.9 million, of which $1.5 million was netted against deferred tax assets. Included in the other long-term liabilities are unrecognized tax benefits at June 30, 2014 of $5.5 million that, if recognized, would affect the annual effective tax rate.

We believe it is reasonably possible that, as of June 30, 2014, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) by approximately $1.6 million in the next 12 months. We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.6 million and $0.3 million accrued for the payment of interest and penalties at June 30, 2014 and 2013, respectively.

In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2014 and expected losses in fiscal 2015 and potentially future years in the U.S., we established in fiscal 2014 a valuation allowance on deferred tax assets in the U.S. that we believe will not be realized by the carryback provisions of U.S. tax law. U.S. tax law allows for the two-year carryback of losses and one-year carryback of credits to previous tax years which can generate a tax refund to the extent taxes were paid. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets. Our valuation allowance increased from the prior fiscal year by approximately $10.1 million, $0.7 million and $0.3 million in fiscal 2014, 2013 and 2012, respectively.

The $10.1 million increase in our valuation allowance in fiscal 2014 included a $7.4 million valuation allowance against deferred tax assets in the U.S.

We anticipate that a significant portion of our fiscal 2014 tax benefit of $(11.4) million, net of the $7.4 million valuation allowance against deferred tax assets in the U.S., will be realized in the form of a refund during fiscal 2015.

On December 31, 2013, the research and development credit expired for federal tax purposes. The 2012 Taxpayer Relief Act extended the research and development credit for two years until December 31, 2013. Although the research and development credit has been extended every year since enactment, a tax benefit cannot be recorded for the expired period until the extenders bill has been passed and signed by the President. If and when the extenders bill is passed and signed with retroactive effect, a retroactive tax benefit will be recorded in the period the extenders bill is passed and signed. We have recorded a tax benefit for the federal research and development credit through December 31, 2013.

We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2011 through fiscal 2013 in the U.S., for fiscal 2010 through fiscal 2013 in state jurisdictions, and for fiscal 2009 through fiscal 2013 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

Comparison of the fiscal years ended June 30, 2013 and 2012
Revenue.
Product revenue. Product revenue increased 186% to $69.2 million in fiscal 2013 from $24.2 million in fiscal 2012. The increase was due primarily to increased revenue from automotive navigation solutions we provide for Ford vehicles, including the launch of our solutions in additional Ford and Lincoln models. In addition, product revenue in fiscal 2013 included $9.2 million of customized software revenue received from Ford.
Services revenue. Services revenue decreased 32% to $122.6 million in fiscal 2013 from $181.3 million in fiscal 2012. The decrease was due primarily to lower revenue from Sprint resulting from our July 2012 Sprint amendment, which resulted in a significant reduction in our fixed fee revenue from Sprint for bundled users beginning July 1, 2012, and lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T and T-Mobile. These decreases were partially offset by growth in revenue from monetization of freemium offerings through wireless carriers and application stores and growth in mobile navigation revenue internationally. Accordingly, in fiscal 2013, services revenue from Sprint, AT&T and T-Mobile decreased by $65.3 million, and the decrease was partially offset by an increase in services revenue of $5.4 million driven by growth in monetization of freemium offerings and international.
Revenue concentrations. In fiscal 2013 and 2012, Ford represented 36% and 13% of our total revenue, respectively. In fiscal 2013 and 2012, revenue from AT&T represented 28% and 35% of our total revenue, respectively, and revenue from Sprint represented 16% and 36% of our total revenue, respectively.
Subscription fees from our mobile navigation service represented 61% and 86% of our total revenue in fiscal 2013 and 2012, respectively. Revenue from our automotive navigation solutions represented 37% and 13% of our total revenue in fiscal 2013 and 2012, respectively. Revenue from our mobile advertising represented 2% and 1% of our total revenue in fiscal 2013 and 2012, respectively.

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

Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in) operating activities	$(22,553)	$42,913	$29,307
Net cash provided by (used in) investing activities	20,132	(185)	(36,713)
Net cash used in financing activities	(8,883)	(23,874)	(9,640)
Effect of exchange rate changes on cash and cash equivalents	51	13	(87)
Net increase (decrease) in cash and cash equivalents	(11,253)	$18,867	$(17,133)
At June 30, 2014, we had cash and cash equivalents and short-term investments of $136.8 million, which primarily consisted of money market mutual funds, municipal securities, corporate bonds and commercial paper held by well-capitalized financial institutions.
Our accounts receivable are heavily concentrated in a small number of customers. As of June 30, 2014, our accounts receivable balance was $25.8 million, of which Ford and AT&T represented 47% and 19%, respectively.

Our future capital requirements will depend on many factors, including our ability to stabilize our revenue and control expenses in fiscal 2015 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to use cash in operating activities in fiscal 2015 and we may experience greater than expected cash usage in operating activities if revenue is lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $(22.6) million, $42.9 million and $29.3 million in fiscal 2014, 2013 and 2012, respectively. Cash provided by (used in) operating activities has historically been affected by growth in our end user base and increases in our operating costs. In fiscal 2014, cash used in operating activities was driven principally by a net loss of $29.5 million and a $23.0 million change in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $6.8 million, stock-based compensation of $11.5 million, and valuation allowance on deferred tax assets of $7.4 million. In fiscal 2013, cash provided by operating activities was provided principally by net income of $13.1 million, non-cash charges for depreciation and amortization of $8.4 million, stock-based compensation of $8.6 million and a $7.1 million change in our operating assets and liabilities. In fiscal 2012, cash provided by operating activities was generated principally by net income of $32.4 million, non-cash charges for depreciation and amortization of $8.2 million and stock-based compensation of $5.1 million, partially offset by a $20.4 million change in our operating assets and liabilities.
Net cash provided by (used in) investing activities. Net cash provided by (used in) investing activities was $20.1 million, $(0.2) million and $(36.7) million during fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $40.2 million, partially offset by our acquisition of skobbler for $19.2 million and purchases of property and equipment of $1.1 million. In fiscal 2013, we used cash primarily for our acquisition of Thinknear of $18.3 million and purchases of property and equipment of $2.2 million, which were offset by proceeds from sales and maturities of short-term investments, net of purchases, of $22.2 million. In fiscal 2012, cash was used primarily for purchases of property and equipment of $13.5 million ($7.3 million of which was related to tenant improvements in our new headquarters building), internal software development costs of $2.4 million and net purchases of $18.0 million of short-term investments. We expect our capital expenditures in future periods to remain in line with fiscal 2014 as we continue to invest in the infrastructure needed for our strategic growth areas of automotive and advertising, while also leveraging the benefits of hosted environments for which we no longer have to make large upfront capital expenditure investments.
Net cash used in financing activities. During fiscal 2014, 2013 and 2012, we used cash in our financing activities of $8.9 million, $23.9 million and $9.6 million, respectively. In fiscal 2014, 2013 and 2012, these activities reflect the repurchases of our outstanding stock under our stock repurchase programs and tax withholdings paid related to net share settlements of restricted stock units upon vesting, and were partially offset by proceeds from the exercise of options for our common stock.

Contractual obligations, commitments and contingencies
We generally do not enter into long term minimum purchase commitments. However, we have agreed to pay minimum annual license fees to certain of our third party content providers. Our principal commitments, in addition to those related to our third party content providers, consist of obligations under facility leases for office space in Sunnyvale and Culver City, California; Northlake, Washington; Reston, Virginia; Southfield, Michigan; Boston, Massachusetts; Chicago, Illinois; New York, New York; Shanghai, China; Xi’an, China; São Paulo, Brazil; Berlin, Germany; and Cluj, Romania.
The following table summarizes our outstanding noncancelable contractual obligations as of June 30, 2014:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$27,072	$4,760	$10,477	$9,772	$2,063
Purchase obligations(2)	6,023	4,416	1,482	125	—
Total contractual obligations	$33,095	$9,176	$11,959	$9,897	$2,063

(1)	Consists of contractual obligations for office space under noncancelable operating leases, net of sublease income.

(2)	Consists of minimum noncancelable financial commitments primarily related to fees owed to certain third party content providers, regardless of usage level.
At June 30, 2014, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $6.1 million. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authority will occur.
Warranties and indemnifications
Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our navigation services or products infringe a third party’s intellectual property rights or for other specified reasons. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to litigation in which our customers have been named as defendants. See Part I, Item 3, “Legal Proceedings.” As it relates to past indemnification requests or notices, in certain situations we have agreed to defend or indemnify our customers for the indemnity demands. For those notices where we have not agreed to provide indemnity or defense to date, or future demands for indemnity, we may in the future agree to defend and indemnify our customers, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our navigation services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our customers, negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted, or any of our customer agreements is terminated, our business, operating results and financial condition could be materially harmed. As of June 30, 2014, any costs in connection with such indemnity demands which are probable and estimable have been recorded in our consolidated financial statements.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2014.
Off-balance sheet arrangements
During fiscal 2014, 2013 and 2012, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent accounting pronouncements

In June 2013, the FASB ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  We will adopt this amendment beginning July 1, 2014.  The result of adoption may be to reclassify certain long term liabilities for uncertain income tax positions to reduce the carrying value of long term deferred tax assets. However, the adoption is not expected to result in a material change to the tax provision.  We do not believe that the impact on our consolidated financial statements will be significant.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" (ASU No. 2014-09), requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in fiscal 2014 would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Chinese Renminbi, or RMB, and the Romanian Leu. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. An immediate 10% adverse change in exchange rates on foreign denominated receivables and payables as of June 30, 2014 would not have resulted in a material loss.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of June 30, 2014. Management based its assessment on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2014.
Ernst & Young LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Telenav, Inc.
We have audited Telenav, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Telenav, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Telenav, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Telenav, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014 of Telenav, Inc., and our report dated August 22, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California August 22, 2014

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.
The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2014 fiscal year end) under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2014 fiscal year end) under the headings “Corporate Governance,” “Executive Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2014 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2014 fiscal year end) under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2014 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2014 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements of Telenav, Inc. on page F-1 as a part of this Form 10-K.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts is set forth on page F-31 of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and the Notes thereto.
3. Exhibits
See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Amended and Restated Asset Purchase Agreement, dated April 16, 2013, by and between Telenav, Inc. and FleetCor Technologies Operating Company, LLC.	10-Q	2.1	5/8/2013
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2009
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan, as amended.	8-K	10.4.1	12/3/2012
10.4.1#	Forms of agreement under the 2009 Equity Incentive Plan.	S-1	10.4	10/30/2009
10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/2009
10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/2009
10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/2009
10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/2009
10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/2009
10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/2009
10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/2009
10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/2009
10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/2010
10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/2010
10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/2010
10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/2010
10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/2010
10.13.5+	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	10-K	10.13.5	9/7/2012
10.13.6+	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012.	10-K	10.13.6	9/7/2012
10.13.7+	Amendment No. 6 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of January 18, 2013.	10-K	10.13.7	8/30/2013
10.13.8+	Amendment No. 7 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 8, 2013.	10-K	10.13.8	8/30/2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.13.9+	Amendment No. 8 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 15, 2013.	10-K	10.13.9	8/30/2013
10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/2010
10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/2009
10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/2009
10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/2009
10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/2009
10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/2009
10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/2010
10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/2010
10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/2011
10.14.9+	Eleventh Amendment effective as of December 6, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.9	8/30/2013
10.14.10+	Twelfth Amendment effective as of June 17, 2013 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.10	8/30/2013
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3+	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4+	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5+	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15.6+	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.23+	Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.23	11/8/2013
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014
10.16.25+	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26+	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27+
Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.
		Filed herewith
10.16.28+	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	Filed herewith
10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/2010
10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/2010
10.19+	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	10-K	10.19	9/9/2011
10.20#	Employment Offer Letter dated August 10, 2011 from TeleNav, Inc. to Marc Aronson.	10-Q	10.20	11/7/2011
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23.1	2/6/2014
10.24	Consulting Agreement effective June 16, 2012 between TeleNav, Inc. and Douglas Miller.	10-K	10.24	9/7/2012
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26+	SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1+	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2+	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3+	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4+	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012
10.26.5+	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6+	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7+	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012
10.26.8+	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9+	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11+	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.11	8/30/2013
10.26.12+	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.12	8/30/2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.13+	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.13	8/30/2013
10.26.14+	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.14	11/8/2013
10.26.15+	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.15	2/6/2014
10.26.16+	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014
10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson.	10-K	10.27	9/7/2012
10.28#	Summary of Nonemployee Director Compensation.	8-K	10.28	12/3/2012
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
10.30#	Employment Offer Letter dated April 8, 2014 from Telenav, Inc. to Vincent Uttley	Filed herewith
10.31#	Vincent Uttley Employment Agreement dated April 11, 2014 by and between Telenav, Inc. and Vincent Uttley	Filed herewith
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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

TELENAV, INC.

Dated:	August 22, 2014	By:	/s/ Dr. HP JIN
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

Name and Signature	Title	Date

/s/ Dr. HP JIN	Chairman of the Board of Directors, President and Chief Executive Officer	August 22, 2014
Dr. HP Jin	(Principal Executive Officer)

/s/ MICHAEL STRAMBI	Chief Financial Officer and Treasurer	August 22, 2014
Michael Strambi	(Principal Financial and Accounting Officer)

/s/ SHAWN CAROLAN	Director	August 22, 2014
Shawn Carolan

/s/ SAMUEL CHEN	Director	August 22, 2014
Samuel Chen

/s/ HON JANE (JASON) CHIU	Director	August 22, 2014
Hon Jane (Jason) Chiu

/s/ KEN XIE	Director	August 22, 2014
Ken Xie

/s/ JOSEPH M. ZAELIT	Director	August 22, 2014
Joseph M. Zaelit

FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Telenav, Inc.
We have audited the accompanying consolidated balance sheets of Telenav, Inc. as of June 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telenav, Inc. at June 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Telenav, Inc.’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 22, 2014, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California August 22, 2014

TELENAV, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2014	June 30, 2013

Assets
Current assets:
Cash and cash equivalents	$14,534	$25,787
Short-term investments	122,315	165,898
Accounts receivable, net of allowances of $206 and $241 at June 30, 2014 and 2013, respectively	25,762	28,193
Deferred income taxes, net	784	867
Restricted cash	5,995	2,668
Prepaid expenses and other current assets	16,423	11,113
Total current assets	185,813	234,526
Property and equipment, net	8,814	11,753
Deferred income taxes, net, non-current	550	3,771
Goodwill and intangible assets, net	40,733	18,805
Other assets	3,931	4,814
Total assets	$239,841	$273,669
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$502	$1,604
Accrued compensation	12,874	8,855
Accrued royalties	3,671	9,833
Other accrued expenses	12,343	16,729
Deferred revenue	2,381	7,025
Income taxes payable	804	95
Total current liabilities	32,575	44,141
Deferred rent, non-current	7,129	8,884
Other long-term liabilities	7,732	6,180
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 39,462 shares and 39,342 shares issued and outstanding at June 30, 2014 and 2013, respectively	40	40
Additional paid-in capital	129,278	118,193
Accumulated other comprehensive income	576	373
Retained earnings	62,511	95,858
Total stockholders’ equity	192,405	214,464
Total liabilities and stockholders’ equity	$239,841	$273,669
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	June 30,
	2014	2013	2012
Revenue:
Product	$72,747	$69,162	$24,186
Services	77,566	122,638	181,336
Total revenue	150,313	191,800	205,522
Cost of revenue:
Product	36,775	38,164	13,615
Services	24,066	30,949	30,833
Total cost of revenue	60,841	69,113	44,448
Gross profit	89,472	122,687	161,074
Operating expenses:
Research and development	60,573	60,349	65,764
Sales and marketing	33,138	30,435	25,345
General and administrative	26,176	24,765	26,084
Restructuring costs	4,412	1,671	—
Total operating expenses	124,299	117,220	117,193
Operating income (loss)	(34,827)	5,467	43,881
Other income, net	1,288	1,207	1,484
Income (loss) from continuing operations before provision (benefit) for income taxes	(33,539)	6,674	45,365
Provision (benefit) for income taxes	(4,015)	1,093	13,559
Income (loss) from continuing operations, net of tax	(29,524)	5,581	31,806
Income from discontinued operations, net of tax	—	7,486	602
Net income (loss)	$(29,524)	$13,067	$32,408

Basic income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.76)	$0.14	$0.77
Net income (loss)	$(0.76)	$0.32	$0.78
Diluted income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.76)	$0.13	$0.72
Net income (loss)	$(0.76)	$0.31	$0.74
Weighted average shares used in computing net income (loss) per share:
Basic	38,796	40,310	41,406
Diluted	38,796	41,919	43,944
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	June 30,
	2014	2013	2012

Net income (loss)	$(29,524)	$13,067	$32,408
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	51	13	(87)
Available for sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	284	74	(80)
Reclassification adjustments for loss on available-for-sale securities recognized, net of tax	(132)	(84)	—
Net increase (decrease) from available-for-sale securities, net of tax	152	(10)	(80)
Other comprehensive income (loss), net of tax:	203	3	(167)
Comprehensive income (loss)	$(29,321)	$13,070	$32,241

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2011	41,823	$42	$115,064	$537	$72,823	$188,466
Issuance of common stock upon exercise of stock options	1,017	1	2,107	—	—	2,108
Repurchases of common stock	(1,487)	(1)	(4,564)	—	(7,980)	(12,545)
Stock-based compensation expense	—	—	5,122	—	—	5,122
Excess tax benefit from employee stock options	—	—	1,126	—	—	1,126
Foreign currency translation adjustment, net of taxes	—	—	—	(87)	—	(87)
Unrealized net loss on available-for-sale securities, net of taxes	—	—	—	(80)	—	(80)
Net income	—	—	—	—	32,408	32,408
Balance at June 30, 2012	41,353	$42	$118,855	$370	$97,251	$216,518
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,117	1	2,740	—	—	2,741
Issuance of restricted common stock in connection with acquisition	587	1	(1)	—	—	—
Repurchases of common stock	(3,715)	(4)	(11,846)	—	(14,460)	(26,310)
Stock-based compensation expense	—	—	8,647	—	—	8,647
Excess tax benefit from employee stock options	—	—	(202)	—	—	(202)
Foreign currency translation adjustment, net of taxes	—	—	—	13	—	13
Unrealized net loss on available-for-sale securities, net of taxes	—	—	—	(10)	—	(10)
Net income	—	—	—	—	13,067	13,067
Balance at June 30, 2013	39,342	$40	$118,193	$373	$95,858	$214,464
Issuance of common stock upon exercise of stock options	217	—	896	—	—	896
Release of restricted stock units	440	—	(1,570)	—	—	(1,570)
Issuance of common stock in connection with acquisition	732	1	4,609	—	—	4,610
Repurchases of common stock	(1,269)	(1)	(4,075)	—	(3,823)	(7,899)
Stock-based compensation expense	—	—	11,535	—	—	11,535
Excess tax benefit from employee stock options	—	—	(310)	—	—	(310)
Foreign currency translation adjustment, net of taxes	—	—	—	51	—	51
Unrealized net gain on available-for-sale securities, net of taxes	—	—	—	152	—	152
Net loss	—	—	—	—	(29,524)	(29,524)
Balance at June 30, 2014	39,462	$40	$129,278	$576	$62,511	$192,405

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2014	2013	2012
Operating activities
Net income (loss)	$(29,524)	$13,067	$32,408
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,759	8,408	8,171
Accretion of premium, net on short-term investments	3,500	4,424	4,598
Stock-based compensation expense	11,535	8,647	5,122
Valuation allowance on deferred tax assets	7,398	—	—
Bad debt expense	132	—	—
Write-off of long-term investments	250	335	250
Write-off due to impairment of capitalized software	—	438	—
Loss on disposal of property and equipment	112	173	—
Excess tax benefits from employee stock options	310	305	(797)
Changes in operating assets and liabilities:
Accounts receivable	2,477	(2,559)	5,384
Deferred income taxes	(4,095)	(1,801)	1,024
Restricted cash	(3,327)	(2,428)	(240)
Prepaid expenses and other current assets	(5,248)	2,979	(3,861)
Other assets	(649)	(730)	(391)
Accounts payable	(1,331)	(1,221)	266
Accrued compensation	3,612	(261)	1,269
Accrued royalties	(6,162)	5,436	(307)
Accrued expenses and other liabilities	(2,645)	10,152	3,869
Income taxes payable	398	(1,456)	2,427
Deferred rent	(1,354)	1,295	9,674
Deferred revenue	(4,701)	(2,290)	(39,559)
Net cash provided by (used in) operating activities	(22,553)	42,913	29,307
Investing activities
Purchases of property and equipment	(1,053)	(2,248)	(13,470)
Additions to capitalized software	—	(948)	(2,406)
Purchases of short-term investments	(66,350)	(124,707)	(170,592)
Purchase of long-term investments	(600)	(950)	(1,100)
Proceeds from sales of long-term investments	795	—	—
Proceeds from sales and maturities of short-term investments	106,585	146,922	152,623
Acquisitions, net of cash acquired	(19,245)	(18,254)	(1,768)
Net cash provided by (used in) investing activities	20,132	(185)	(36,713)
Financing activities
Proceeds from exercise of stock options	896	2,792	2,108
Repurchase of common stock	(7,899)	(26,310)	(12,545)
Tax withholdings related to net share settlements of restricted stock units	(1,570)	(51)	—
Excess tax benefits from employee stock options	(310)	(305)	797
Net cash used in financing activities	(8,883)	(23,874)	(9,640)
Effect of exchange rate changes on cash and cash equivalents	51	13	(87)
Net increase (decrease) in cash and cash equivalents	(11,253)	18,867	(17,133)
Cash and cash equivalents, at beginning of period	25,787	6,920	24,053
Cash and cash equivalents, at end of period	$14,534	$25,787	$6,920
Supplemental disclosure of cash flow information
Income taxes paid, net	$1,002	$2,893	$11,288

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
Notes to Consolidated Financial Statements

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leader in personalized mobile navigation. We help on the go people by creating products that (1) provide easily-accessed, relevant, and personalized information for discovery, traffic, local search, and navigation and (2) are available across multiple platforms and devices, including mobile phones, tablets, computers and cars. We operate in a single segment. Our fiscal year ends on June 30 and in this report we refer to the fiscal years ended June 30, 2014, 2013 and 2012 as fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
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
Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our overall operating results for fiscal 2014, fiscal 2013 or fiscal 2012.
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
Revenue recognition
We generate revenue primarily from service subscriptions, including premium offerings, customized engineering fees and software licenses. We also generate revenue from the delivery of search and display advertising impressions.
We recognize revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We derive our revenue primarily from mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage. Our end users who subscribe to our services through application stores pay us a monthly or annual subscription fee.
We recognize monthly fees related to our mobile navigation services in the month we provide the services. We defer amounts received or billed in advance of the service being provided and recognize the deferred amounts when the monthly service has been provided. We recognize revenue for fixed fees for any number of subscribers receiving our services as part of bundles monthly on a straight-line basis over the term of the agreement. Our agreements do not contain general rights of refund once the service has been provided. We also establish allowances for estimated credits subsequently issued to end users by our wireless carrier customers.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

We recognize as services revenue the amount our wireless carrier customers report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier customers. We are not the principal provider when selling access to our mobile navigation services through our wireless carrier customers as the subscribers directly contract with our wireless carrier customers. In addition, we may earn a fixed fee or fixed percentage of fees charged by our wireless carrier customers and our wireless carrier customers have the sole ability to set the price charged to their subscribers for our service. Our wireless carrier customers have direct responsibility for billing and collecting those fees from their subscribers and we and our wireless carrier customers may offer subscribers a free trial for our service. For end users who purchase our mobile navigation services through application stores, we utilize the application store billing process. We provide tiered pricing to certain of our wireless carrier customers based on the number of paying end users in a given month, which may result in a discounted fee per end user depending on the number of end users. Revenue recognized is based on the discounted fees earned for a given period.
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
Cost of revenue
Our cost of revenue consists primarily of the cost of third party royalty based data, such as map, geocodes, points of interest, traffic, gas price and weather data, and voice recognition technology that we use in providing our personalized navigation services. Our cost of revenue also includes the cost of third party exchange display ad inventory. In addition, our cost of revenue includes expenses associated with data center operations, ad trafficking, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology.
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
Foreign currency translation
The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our net income for each year. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates during the year. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains (losses) were $(203,000), $(251,000) and $51,000 in fiscal 2014, 2013 and 2012, respectively.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2013	$270	$103	$373
Other comprehensive income (loss) before reclassifications, net of tax	51	284	335
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	(132)	(132)
Other comprehensive income (loss), net of tax	51	152	203
Balance, net of tax as of June 30, 2014	$321	$255	$576

The amount reclassified from accumulated other comprehensive income (loss), net of tax, was determined using the specific identification method and the amount was included in other income (expense), net, for fiscal 2014 and 2013, respectively.

The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material.
Cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. We classify all of our cash equivalents and short-term investments as “available-for-sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. Our net realized gains were $164,000, $152,000 and $102,000 in fiscal 2014, 2013 and 2012, respectively.

Concentrations of risk and significant customers
Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. We maintain our cash, cash equivalents and short-term investments with well-capitalized financial institutions. Cash equivalents consist primarily of money-market accounts. Our primary customers are wireless carriers, automobile manufacturers and original equipment manufacturers, or OEMs, and we do not require collateral for accounts receivable. To manage the credit risk associated with accounts receivable, we evaluate the creditworthiness of our customers. We evaluate our accounts receivable on an ongoing basis to determine those amounts not collectible. To date, we are not aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, other than those customers for which an allowance for doubtful accounts has been established.
Revenue related to products and services provided through Ford Motor Company, or Ford, comprised 46%, 36% and 13% of revenue for fiscal 2014, 2013 and 2012, respectively. Receivables due from Ford were 47% and 45% of total accounts receivable at June 30, 2014 and 2013, respectively. Revenue related to services provided through AT&T Mobility LLC., or AT&T, comprised 24%, 28% and 35% of revenue for fiscal 2014, 2013 and 2012, respectively. Receivables due from AT&T were 19% and 23% of total accounts receivable at June 30, 2014 and 2013, respectively. Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised less than 10%, 16% and 36% of revenue for fiscal 2014, 2013 and 2012, respectively. No other customer represented 10% of our revenue or 10% of our receivables for any period presented.
Our licensed map, points of interest and traffic data have been provided principally through TomTom North America, Inc., or TomTom, and HERE North America, LLC, formerly known as Navigation Technologies Corporation, a Nokia company, or HERE, in fiscal 2014, 2013 and 2012. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Restricted cash
As of June 30, 2014 and June 30, 2013, we had restricted cash of $6.0 million and $2.7 million, respectively, on our consolidated balance sheets. As of June 30, 2014, restricted cash is comprised primarily of a $6.0 million overpayment from a customer that will be refunded. In January 2014, the $2.7 million of restricted cash held in escrow as of June 30, 2013 related to our acquisition of Thinknear was paid to Thinknear stockholders.
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
As of June 30, 2014 and 2013, we did not have any Level 3 financial instruments.

Property and equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Computers, software, automobiles and equipment have useful lives of three years and fixtures and furniture have useful lives of five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the related lease.
Long-term investments
Our long-term investments consist of privately-held investments, and are included in other assets in our consolidated balance sheets. As of June 30, 2014, our investments in privately-held investments were $1.8 million. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-method investments are carried at historical cost in our condensed consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-method investments for impairment. We record realized gains or losses on the sale or impairment of cost method investments in other income (expense), net. We recorded impairment charges of $250,000, $335,000 and $250,000 on certain non-marketable equity investments in fiscal 2014, 2013 and 2012, respectively.
Also included in other income (expense), net in fiscal 2014 is a $795,000 gain from the sale in December 2013 of an investment in a privately-held company.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These tests are based on our single operating segment and reporting unit structure. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting unit unless we determine, based on a qualitative assessment, that it is more-likely-than-not that the fair value is less than our carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss, if any. In assessing the fair value of our reporting unit, we make assumptions regarding our estimated future cash flows, including estimated growth rates. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record impairment loss related to our goodwill. We have not recognized any impairment of goodwill in the three year period ended June 30, 2014. As of June 30, 2014, we had goodwill of $31.3 million.
Leases
We lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis; however, we recognize rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives or contracted sublease income are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier. As of June 30, 2014 and 2013, we had a total of $7.5 million and $9.7 million, respectively, in deferred rent related to tenant improvement lease incentives and graduated rent payments recorded as liabilities on our balance sheets.

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
Income taxes
We utilize the liability method of accounting for income taxes, whereby deferred tax asset or liability account balances are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount that will more likely than not be realized.
Research and software development costs
We expense research and development costs as incurred. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortize those costs over the application’s estimated useful life which generally ranges from 18 to 24 months, depending on the type of application. We capitalized none, $948,000 and $2.4 million of software development costs during fiscal 2014, 2013 and 2012, respectively. Amortization expense related to these costs, which has been recorded in cost of revenue, totaled $1.0 million, $2.1 million and $1.8 million for fiscal 2014, 2013 and 2012, respectively. In addition, we wrote off none, $112,000, and none of capitalized software development costs in fiscal 2014, fiscal 2013, and fiscal 2012 due to impairment. As of June 30, 2014 and 2013, unamortized capitalized software development costs, which were included in other assets, were $97,000 and $1.1 million, respectively.
We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

deferred until the related revenue is recognized. We deferred $943,000, $1.3 million and $2.4 million of software development costs during fiscal 2014, 2013 and 2012, respectively. Development costs expensed to cost of revenue totaled $922,000, $4.9 million and $354,000 in fiscal 2014, 2013 and 2012, respectively. As of June 30, 2014 and 2013, deferred capitalized software development costs, which were included primarily in prepaid expenses and other current assets, were $500,000 and $480,000, respectively.
Advertising expense
Advertising costs are expensed as incurred. Advertising expense was $2.0 million, $3.1 million and $927,000 in fiscal 2014, 2013 and 2012, respectively.
Recent accounting pronouncements
In June 2013, the FASB ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  We will adopt this amendment beginning July 1, 2014.  The result of adoption may be to reclassify certain long term liabilities for uncertain income tax positions to reduce the carrying value of long term deferred tax assets. However, the adoption is not expected to result in a material change to the tax provision.  We do not believe that the impact on our consolidated financial statements will be significant.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers," requiring an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

2.	Net income (loss) per share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock, and restricted stock units using the treasury-stock method.

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2014	2013	2012
Income (loss) from continuing operations, net of tax	$(29,524)	$5,581	$31,806
Income from discontinued operations, net of tax	—	7,486	602
Net income (loss)	$(29,524)	$13,067	$32,408

Shares used in computing net income (loss) per share:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	38,796	40,310	41,406
Diluted:
Weighted average common shares used in computing basic net income (loss) per share	38,796	40,310	41,406
Add weighted average effect of dilutive securities:
Stock options	—	1,517	2,538
Restricted common stock and restricted stock units	—	92	—
Weighted average common shares used in computing diluted net income (loss) per share	38,796	41,919	43,944

Net income (loss) per share:
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.76)	$0.14	$0.77
Income from discontinued operations	—	0.18	0.01
Net income (loss)	$(0.76)	$0.32	$0.78
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.76)	$0.13	$0.72
Income from discontinued operations	—	0.18	0.02
Net income (loss)	$(0.76)	$0.31	$0.74

The following outstanding shares subject to options, restricted common stock and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Stock options	5,697	4,876	1,271
Restricted common stock and restricted stock units	4,791	406	—
Total	10,488	5,282	1,271

3.	Cash, cash equivalents and short-term investments
Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$12,912	$—	$—	$12,912
Cash equivalents:
Money market mutual funds	622	—	—	622
Commercial paper	1,000	—	—	1,000
Total cash equivalents	1,622	—	—	1,622
Total cash and cash equivalents	14,534	—	—	14,534
Short-term securities:
Municipal securities	96,522	330	(4)	96,848
Commercial paper	997	2	—	999
Corporate bonds	24,402	68	(2)	24,468
Total short-term investments	121,921	400	(6)	122,315
Cash, cash equivalents and short-term investments	$136,455	$400	$(6)	$136,849

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2013 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$23,546	$—	$—	$23,546
Cash equivalents:
Money market mutual funds	2,241	—	—	2,241
Total cash equivalents	2,241	—	—	2,241
Total cash and cash equivalents	25,787	—	—	25,787
Short-term investments:
Certificates of deposit	1,000	3	—	1,003
Municipal securities	148,888	242	(137)	148,993
Commercial paper	3,389	2	—	3,391
Corporate bonds	12,462	58	(9)	12,511
Total short-term investments	165,739	305	(146)	165,898
Cash, cash equivalents and short-term investments	$191,526	$305	$(146)	$191,685

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$62,761	$62,919
Due within two years	37,759	37,900
Due after two years	21,401	21,496
Total	$121,921	$122,315

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of June 30, 2014 and 2013, we did not consider any of our investments to be other-than-temporarily impaired.

4.	Fair value of financial instruments
We measure certain financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at June 30, 2014 (in thousands):

	Fair Value Measurements at June 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$622	$622	$—	$—
Commercial paper	1,000	—	1,000	—
Total cash equivalents	1,622	622	1,000	—
Short-term investments:
Municipal securities	96,848	—	96,848	—
Commercial paper	999	—	999	—
Corporate bonds	24,468	—	24,468	—
Total short-term investments	122,315	—	122,315	—
Cash equivalents and short-term investments	$123,937	$622	$123,315	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2013 (in thousands):

	Fair Value Measurements at June 30, 2013 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$2,241	$2,241	$—	$—
Total cash equivalents	2,241	2,241	—	—
Short-term investments:
Certificates of deposit	1,003	—	1,003	—
Municipal securities	148,993	—	148,993	—
Commercial paper	3,391	—	3,391	—
Corporate bonds	12,511	—	12,511	—
Total short-term investments	165,898	—	165,898	—
Cash equivalents and short-term investments	$168,139	$2,241	$165,898	$—
Accretion of premium, net of discounts, on short-term investments totaled $3.5 million and $4.4 million in fiscal 2014 and 2013, respectively.
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

There were no transfers between Level 1 and Level 2 financial instruments in the fiscal 2014 and 2013, respectively.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2014 or 2013.
5. Balance sheet information
Property and equipment, net
Property and equipment consist of the following (in thousands):

	June 30,
	2014	2013
Computers and equipment	$16,773	$17,684
Computer software	2,118	2,420
Furniture and fixtures	2,510	2,505
Automobiles	566	486
Leasehold improvements	8,288	8,214
	30,255	31,309
Less accumulated depreciation and amortization	(21,441)	(19,556)
Property and equipment, net	$8,814	$11,753

Depreciation and amortization expense related to property and equipment was $4.0 million, $5.6 million and $6.7 million for fiscal 2014, 2013 and 2012, respectively.

Goodwill and intangible assets, net

Intangible assets consist of the following (in thousands):

	June 30,
	2014	2013
Acquired developed technology	13,902	6,303
Less accumulated amortization	(4,497)	(1,918)
Intangible assets, net	$9,405	$4,385

Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $2.6 million, $1.6 million and $171,000 for fiscal 2014, 2013 and 2012, respectively.

As of June 30, 2014, amortization expense for intangible assets by fiscal year is as follows: $3.1 million in fiscal 2015, $1.5 million in fiscal 2016, $1.0 million in fiscal 2017, $1.0 million in fiscal 2018, $1.0 million in fiscal 2019 and $1.6 million thereafter.

The changes in the carrying amount of goodwill are as follows (in thousands):

	June 30,
	2014	2013
Balance at beginning of period	$14,421	$78
Goodwill acquired	16,907	14,343
Balance at end of period	$31,328	$14,421

6. Commitments and contingencies
Our primary facilities located in Sunnyvale and Culver City, California, Shanghai and Xi’an, China, and Cluj, Romania, as well as certain other facilities in various locations in the United States, Germany and Brazil, are leased under noncancelable operating lease arrangements. As of June 30, 2014, future minimum operating lease payments, net of sublease income, by fiscal year were as follows (in thousands):

Fiscal Year:
2015	$4,760
2016	5,359
2017	5,118
2018	4,859
2019 and thereafter	6,976
Total minimum lease payments	$27,072
As of June 30, 2014, the total minimum sublease income to be received in the next two years was $2.5 million, which is comprised of $1.4 million to be received in fiscal 2015, and $1.1 million to be received in fiscal 2016.
Rent expense was $4.1 million, $4.8 million and $4.9 million for fiscal 2014, 2013 and 2012, respectively. Facility exit costs included in restructuring costs in fiscal 2014 and 2013 were $2.0 million and $124,000, respectively.
Purchase obligations
As of June 30, 2014, in addition to our lease obligations, we had an aggregate of $6.0 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next two fiscal years. The aggregate of $6.0 million of future minimum commitments is comprised of $4.4 million due in fiscal 2015, $1.2 million due in fiscal 2016, $286,000 due in fiscal 2017 and $125,000 due in fiscal 2018. The above commitment amounts exclude amounts already recorded on the Consolidated Balance Sheet.
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
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, “EMSAT”) in the U.S. District Court for the Northern District of Ohio. After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed while the PTO completed its reexamination of the validity of the patents at issue. The PTO has concluded its reexamination of two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. At this time, all patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product have been cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT has amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. Accordingly, the Court has lifted the stays in those suits and the matters are ongoing. However, in the T-Mobile suit, EMSAT and T-Mobile have stipulated to a dismissal of the case. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our indemnification and defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

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

8. Stockholders’ equity
Undesignated preferred stock
We are authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. The undesignated preferred stock may be issued from time to time at the discretion of our board of directors. As of June 30, 2014 and 2013, no shares of undesignated preferred stock were issued or outstanding.

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
Under the November 15, 2010 program, which we completed in the quarter ended September 30, 2011, we utilized $20.0 million of cash to repurchase 2,037,743 shares of our common stock at an average purchase price of $9.79 per share. Under the October 27, 2011 program, which we completed in the quarter ended December 31, 2012, we utilized $8.8 million of cash to repurchase 1,293,755 shares of our common stock at an average purchase price of $6.82 per share. Under the October 23, 2012 program, which we completed in the quarter ended March 31, 2013, we utilized $20.0 million of cash to repurchase 2,625,415 shares of our common stock at an average purchase price of $7.62 per share. Under the March 18, 2013 program, which we completed in the quarter ended March 31, 2014, we utilized $10.0 million of cash to repurchase 1,674,584 shares of our common stock at an average purchase price of $5.97 per share.
The repurchased shares are retired and designated as authorized but unissued shares. The timing and amount of repurchase transactions under our stock repurchase programs depends on market conditions and other considerations. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during fiscal 2014, we reduced common stock and APIC by an aggregate of $4.1 million and charged $3.8 million to retained earnings. As a result of our stock repurchases during fiscal 2013, we reduced common stock and APIC by an aggregate of $11.8 million and charged $14.5 million to retained earnings. As a result of our stock repurchases during fiscal 2012, we reduced common stock and APIC by an aggregate of $4.6 million and charged $8.0 million to retained earnings.
Stock plans
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
As of June 30, 2014, we had reserved 7,598,362 shares of common stock for issuance under our stock option and equity plans. On the first day of each fiscal year, the number of shares available and reserved for issuance under the 2009 Plan will be annually increased by an amount equal to the lesser of 1,666,666 shares of common stock; 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or an amount determined by our board of directors.
The information below regarding stock option and RSUs activity, stock options and RSUs outstanding and stock compensation expense includes both continuing and discontinued operations.

A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of June 30, 2013	6,577	$5.82
Granted	9	$6.04
Exercised	(217)	$4.12
Canceled	(672)	$8.37
Options outstanding as of June 30, 2014	5,697	$5.59	5.10	$7,284
As of June 30, 2014:
Options vested and expected to vest	5,616	$5.57	5.06	$7,275
Options exercisable	4,541	$5.21	4.59	$7,137
During fiscal 2014, 2013 and 2012, the total cash received from the exercise of stock options was $896,000, $2.8 million and $2.1 million, respectively, and the total intrinsic value of stock options exercised was $467,000, $5.0 million and $7.2 million, respectively.
A summary of our RSU activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted average remaining contractual life (years)	Aggregate intrinsic value
RSUs outstanding as of June 30, 2013	2,032
Granted	3,914
Vested	(711)
Canceled	(525)
RSUs outstanding as of June 30, 2014	4,710	1.88	$26,797
As of June 30, 2014:
RSUs expected to vest	4,000	1.78	$22,761

Canceled shares in the table above include approximately 270,000 shares surrendered for tax withholdings related to net share settlements of vested RSUs.

In connection with our acquisition of skobbler GmbH, or skobbler, in January 2014 (see Note 10 Acquisitions), included in the table above are approximately 635,000 RSUs granted as inducement grants to the skobbler founders outside of our stock option and equity incentive plans. During fiscal 2014, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 1,574,000 shares. During fiscal 2013, we increased the number of shares available for grant under our stock option and equity incentive plan by 2,275,000 shares, which included 621,000 shares from our 2011 Plan assumption through the acquisition of ThinkNear. As of June 30, 2014 and 2013, there were a total of approximately 605,000 and 852,000 shares available for grant under our stock option and equity incentive plans, respectively.
The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Cost of revenue	$100	$149	$91
Research and development	4,489	3,509	2,509
Selling and marketing	3,306	2,290	1,168
General and administrative	3,640	2,699	1,354
Total stock-based compensation expense	$11,535	$8,647	$5,122
The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Stock option awards	$3,930	$5,837	$4,882
RSU awards	5,781	1,491	240
Restricted common stock	1,824	1,319	—
Total stock-based compensation expense	$11,535	$8,647	$5,122
We generally use the Black-Scholes option-pricing model to determine the fair value of stock option awards. The determination of the fair value of stock option awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock options granted were as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
Expected volatility	62%	72%	64%
Expected term (in years)	4.45	4.79	4.50
Risk-free interest rate	1.44%	0.67%	0.77%
Dividend yield	—	—	—

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
We recognize the estimated stock-based compensation cost of RSUs and restricted common stock, net of estimated forfeitures, over the vesting term. The estimated stock-based compensation cost is based on the fair value of our common stock on the date of grant.
At June 30, 2014, the total unrecognized stock-based compensation cost related to employee options was $3.2 million, net of estimated forfeitures, and will be amortized over a weighted average period of 1.5 years. The total fair value of stock options that vested during fiscal 2014, 2013 and 2012 was $4.1 million, $4.9 million and $5.0 million, respectively. At June 30, 2014, the total unrecognized stock-based compensation cost related to RSUs was $21.5 million, net of estimated forfeitures, and will be amortized over a weighted average period of 3.1 years. The total fair value of RSUs that vested during fiscal 2014, 2013 and 2012 was $4.1 million, $298,000 and $139,000, respectively. At June 30, 2014, the total unrecognized stock-based compensation cost related to restricted common stock issued in connection with our acquisition of ThinkNear was $506,000 and will be amortized over a weighted average period of 0.3 years.
Shares reserved for future issuance
Common stock reserved for future issuance was as follows (in thousands):

June 30, 2014
Stock options outstanding	5,697
RSUs outstanding	4,710
Available for future grants	605
Total common shares reserved for future issuance	11,012

9.	Income taxes
The domestic and foreign components of income (loss) before provision (benefit) for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
United States	$(34,549)	$4,724	$44,727
Foreign	1,010	1,950	638
Income (loss) from continuing operations	(33,539)	6,674	45,365
Income from discontinued operations	—	11,712	949
Total income (loss) before provision (benefit) for income taxes	$(33,539)	$18,386	$46,314

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Current income taxes:
Federal	$(7,506)	$2,823	$14,476
State	(397)	176	(2,214)
Foreign	555	487	214
Total current income taxes	(7,348)	3,486	12,476
Deferred income taxes:
Federal	3,205	(2,315)	1,045
State	128	(78)	38
Total deferred income taxes	3,333	(2,393)	1,083
Provision (benefit) for income taxes from continuing operations	(4,015)	1,093	13,559
Provision for income taxes from discontinued operations	—	4,226	347
Total provision (benefit) for income taxes	$(4,015)	$5,319	$13,906

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Tax at federal statutory tax rate	$(11,738)	$6,435	$16,210
State taxes—net of federal benefit	(269)	146	739
Non-deductible expenses	495	522	178
Research and development credits	(983)	(1,200)	(441)
Section 199 deduction	425	(561)	(870)
Foreign income taxed at different rates	(119)	(195)	374
Stock-based compensation expense	1,368	1,291	860
Tax benefit from California tax ruling	—	—	(2,144)
Transfer pricing adjustment	—	(1,002)	(222)
Tax exempt income	(265)	(364)	(337)
Change in valuation allowance - federal	6,959	—	—
Other	112	247	(441)
Total provision (benefit) for income taxes	$(4,015)	$5,319	$13,906

Our provision (benefit) for income taxes, excluding discontinued operations, was $(4.0) million in fiscal 2014 compared to $1.1 million in fiscal 2013. Our effective tax rate, excluding discontinued operations, was 12% in fiscal 2014 compared to 16% in fiscal 2013. Our effective tax rate in fiscal 2014 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to the increase in the valuation allowance which resulted in additional federal tax expense of $7.0 million. Our effective tax rate, excluding discontinued operations, was 30% in fiscal 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	June 30,
	2014	2013
Deferred tax assets:
Federal, state and foreign net operating losses	$4,324	$2,237
Federal and state tax credits	2,327	1,475
Stock-based compensation	3,867	3,107
Accrued expenses and reserves	5,826	6,309
Foreign tax credits	320	—
Capitalized expense	413	490
Unrealized losses on investments	54	—
Total deferred tax assets:	17,131	13,618
Deferred tax liabilities:
Property and equipment	(1,808)	(2,527)
Capitalized software	(284)	(1,606)
Acquired intangible assets	(736)	(1,590)
Unrealized gains on investments	—	(344)
Total deferred tax liabilities:	(2,828)	(6,067)
Deferred tax assets, net of liabilities:	14,303	7,551
Valuation allowance - worldwide	(12,969)	(2,913)
Net deferred tax assets:	$1,334	$4,638

In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings and losses, the timing of which is uncertain. Due to losses in fiscal 2014 and expected losses in fiscal 2015 and potentially future years in the U.S., we established in fiscal 2014 a valuation allowance on deferred tax assets in the U.S. that we believe will not be realized by the carryback provisions of U.S. tax law. U.S. tax law allows for the two-year carryback of losses and one-year carryback of credits to previous tax years which can generate a tax refund to the extent taxes were paid. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets. Our valuation allowance increased from the prior year by approximately $10.1 million, $699,000, and $264,000 in fiscal 2014, 2013 and 2012, respectively.
We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. liability may be reduced by any foreign income taxes paid on these earnings. As of June 30, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $3.6 million. The net unrecognized deferred tax liability for these earnings was approximately $480,000.
As of June 30, 2014, we had federal and California net operating loss carryforwards for income tax purposes of $2.3 million and $26.5 million, respectively. These loss carryforwards will begin to expire in fiscal 2020 for federal purposes and fiscal 2016 for California purposes. In addition, we had federal and California research and development tax credit carryforwards of $383,000 and $3.4 million, respectively, as of June 30, 2014. The federal research credits will begin to expire in fiscal 2023 and the California research credits can be carried forward indefinitely. The loss carryforwards and certain credits are subject to annual limitation under Internal Revenue Code Section 382.

As of June 30, 2014, we also had foreign net operating loss carryforwards of $9.0 million, which begin to expire in fiscal 2019. Due to uncertainty regarding our ability to utilize the foreign net operating loss carryforwards, we have continued to maintain a full valuation allowance for these deferred tax assets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Unrecognized tax benefit—beginning of period	$6,340	$4,431	$4,520
Increase in tax positions taken during the current period	623	2,157	1,200
Increase in tax positions taken during the prior period	555	219	101
Decrease in tax positions taken during the prior period	(261)	(467)	(1,390)
Lapse of statute of limitations	(326)	—	—
Unrecognized tax benefit—end of period	$6,931	$6,340	$4,431
At June 30, 2014, 2013 and 2012, there were $5.5 million, $4.8 million and $3.6 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
We file income tax returns in the U.S. federal jurisdiction, California, various states, and foreign tax jurisdictions in which we have subsidiaries. During fiscal 2012, the IRS concluded its audit of our fiscal 2009 through fiscal 2010 tax returns, which resulted in no adjustments having a material impact on our financial statements. The statute of limitations remains open for fiscal 2011 through fiscal 2013 in the U.S., for fiscal 2010 through fiscal 2013 in state jurisdictions, and for fiscal 2009 through 2013 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
We believe it is reasonably possible that, as of June 30, 2014, the gross unrecognized tax benefits could decrease (whether by payment, release, or a combination of both) by approximately $1.6 million in the next 12 months. We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. During fiscal 2014, 2013 and 2012, we recognized approximately $278,000, $159,000 and $101,000 in interest and penalties. We had accrued $603,000 and $314,000 for the payment of interest and penalties at June 30, 2014 and 2013, respectively.

On December 31, 2013, the research and development credit expired for federal tax purposes. The 2012 Taxpayer Relief Act extended the research and development credit for two years until December 31, 2013. Although the research and development credit has been extended every year since enactment, a tax benefit cannot be recorded for the expired period until the extenders bill has been passed and signed by the President. If and when the extenders bill is passed and signed with retroactive effect, a retroactive tax benefit will be recorded in the period the extenders bill is passed and signed. We have recorded a tax benefit for the federal research and development credit through December 31, 2013.
10. Acquisitions
skobbler GmbH
On January 29, 2014, we completed our acquisition of all of the shares of privately held skobbler GmbH, or skobbler, a navigation company based in Germany. We acquired skobbler for consideration of approximately $23.8 million, consisting of approximately $19.2 million in cash and $4.6 million in shares of our restricted common stock. We believe the acquisition of skobbler will enable us to combine its OSM-based GPS navigation technology with our existing mobile navigation solutions. The transaction has been accounted for under the acquisition method of accounting. We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill.
The total fair value of acquisition consideration of $23.8 million was comprised of $19.2 million in cash and 731,623 shares of our common stock valued at $4.6 million. The 731,623 shares of our common stock are held in escrow and will be released at the rate of 50% per year on each anniversary date of closing. These shares are released from escrow solely with the passage of time and do not contain a service or performance requirement. In addition to the total purchase consideration, we issued 634,920 inducement RSUs to the founders of skobbler. The fair value of the 634,920 RSUs issued in connection with the acquisition was $4.0 million, which has been accounted for as post-combination stock-based compensation and is being amortized over a weighted average period of 2.0 years.
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
Goodwill of $16.9 million was recorded as the excess of the fair value of the acquisition consideration over the fair value of the net assets acquired. This asset is attributed to buyer-specific value resulting from synergies that are not included in the fair value of assets. No goodwill was deemed to be deductible for income tax purposes.
Included in the acquisition consideration is $3.7 million in cash that was paid by us and deposited in a third party escrow account to satisfy potential indemnification claims.
For fiscal 2014, we recognized $1.1 million in acquisition related costs that were included in general and administrative expenses. The amounts of revenue and income from skobbler for fiscal 2014 were not material.

Thinknear
On October 10, 2012, we completed our acquisition of privately held Local Merchant Services, Inc., or ThinkNear, a California-based hyper-local mobile advertising company. We acquired 100% of the outstanding stock of ThinkNear for consideration of approximately $22.5 million, consisting of approximately $18.4 million in cash, plus restricted shares of our common stock and assumed stock options. The acquisition of ThinkNear enabled us to combine its location ad targeting technology with our existing advertising solution to create a new mobile local advertising platform. The transaction has been accounted for under the acquisition method of accounting.
We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill.
The fair value of total acquisition consideration of $18.4 million was comprised of cash. In addition to cash, we issued 586,580 shares of restricted common stock, and assumed options to acquire 74,491 shares (on an as-converted basis) of our common stock. The fair value of the restricted shares and assumed options issued in connection with the acquisition was $4.1 million, which has been accounted for as post-combination stock-based compensation. The $3.6 million fair value of the restricted shares and the $457,000 fair value of the assumed options will be amortized over a weighted average period of 1.78 years and 2.82 years, respectively.
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
Included in the purchase consideration of $18.4 million was $2.7 million in cash that was withheld and deposited in escrow to satisfy potential indemnification claims. As of June 30, 2014, $2.7 million was recorded in prepaid expenses and other current assets with an offsetting liability in other accrued expenses in our balance sheet.
11. Sale of enterprise business
On April 16, 2013, we completed the sale of our enterprise business to FleetCor for $10.0 million in cash. In connection with the completion of the transaction, 50 of our employees became employees of FleetCor.
We entered an asset purchase agreement with FleetCor on March 12, 2013, which was amended and restated on April 16, 2013. The amended and restated asset purchase agreement, or the Agreement, included customary representations, warranties and covenants, including a license permitting FleetCor to utilize certain of our intellectual property. Upon closing, $1.3 million of the purchase price was held back by FleetCor and was maintained for a period of twelve months to satisfy any amounts owed by us to FleetCor pursuant to our obligations under the Agreement, including indemnification provisions. As of June 30, 2013, $1.3 million was recorded in prepaid expenses and other current assets in our balance sheet. We received payment of the $1.3 million in May 2014.

In connection with the sale, we entered into a transition services agreement, pursuant to which we continued to support certain aspects of the enterprise business while that business was transitioned to FleetCor, and a noncompetition agreement, pursuant to which we agreed not to compete with FleetCor in certain business areas related to the enterprise business for three years.
Our continuing involvement through the transition services agreement with FleetCor was determined to be insignificant. Accordingly, the results of operations of our enterprise business have been classified as discontinued operations in our statement of operations for all periods presented.
We recorded a gain of $6.5 million on the sale of our enterprise business, net of tax, in fiscal 2013. The gain is included in discontinued operations in our statement of operations.
12. Restructuring costs

In the fourth quarter of fiscal 2014, in order to further align our resources and consolidate facilities, we initiated a restructuring plan consisting of the elimination of 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. Earlier in fiscal 2014, we commenced our consolidation of our Sunnyvale, California headquarters facilities from two buildings into one, and during the fourth quarter we closed our Boston, Massachusetts office. As a result, we recorded restructuring charges of $2.0 million related to the impairment of the facility leases.
In the fourth quarter of fiscal 2013, in order to better align and focus our resources around our strategic growth areas, we initiated a restructuring plan consisting of the elimination of 83 full-time positions in the U.S. and China and we recorded restructuring charges of $1.5 million related to severance and benefits for the positions eliminated. In addition, we consolidated our Shanghai office facilities and recorded restructuring charges of $124,000 related to the forfeiture of our lease deposit. We also recorded restructuring charges of $99,000 related to the write-off of certain assets that were no longer useful to us based upon the changes in our business. Total restructuring charges related to this plan were $1.7 million.
The activity related to the restructuring liabilities established during fiscal 2013 and 2014 is presented in the following table (in thousands):

	Severance and Benefits	Facility Exit Costs and Asset Impairment	Total
Balance at June 30, 2012	$—	$—	$—
Restructuring expenses	1,447	224	1,671
Cash payments	(830)	—	(830)
Balance at June 30, 2013	$617	$224	$841
Restructuring expenses	2,454	1,958	4,412
Cash payments	(945)	(729)	(1,674)
Other	—	1,290	1,290
Balance at June 30, 2014	$2,126	$2,743	$4,869
Substantially all of the remaining accrued restructuring balance related to severance and benefits is expected to be paid out by September 30, 2014.
13. Segment information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our chief executive officer. Our chief executive officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region for purposes of allocating resources and evaluating financial performance. We have one principal business activity, the provision of location-based platform services, and there are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we operate in a single reporting segment and operating unit structure.
Revenue by geographic region is based on the billing address of our customers. The following table sets forth revenue and property and equipment by geographic region (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Revenue
United States	$141,135	$177,390	$193,358
International	9,178	14,410	12,164
Total revenue	$150,313	$191,800	$205,522
Property and equipment, net
United States	$8,128	$10,949	$14,045
International	686	804	1,397
Total property and equipment, net	$8,814	$11,753	$15,442

14. Employee savings and retirement plan
We sponsor a defined contribution plan under Internal Revenue Code Section 401(k), or the 401(k) Plan. Most of our U.S. employees are eligible to participate following the start of their employment. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. We pay the direct expenses of the 401(k) Plan and beginning in July 2006, we began to match employee contributions up to 4% of an employee’s salary. Contributions made by us are subject to certain vesting provisions. We made matching contributions and recorded expense of $1.6 million, $1.3 million and $1.5 million for fiscal 2014, 2013 and 2012, respectively.

15. Quarterly financial data (unaudited)
Summarized quarterly financial information for fiscal 2014 and 2013 is as follows (in thousands):

	Three Months Ended
Consolidated statements of income data (in thousands)	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014
	(unaudited)
Revenue	$42,522	$47,229	$54,987	$47,062	$44,296	$37,161	$34,471	$34,385
Gross profit	30,829	29,948	33,310	28,600	28,247	21,987	20,232	19,006
Income (loss) from continuing operations, net of tax	2,221	418	3,821	(879)	9	(3,997)	(7,555)	(17,981)
Income from discontinued operations, net of tax	480	486	33	6,487	—	—	—	—
Net income (loss)	$2,701	$904	$3,854	$5,608	$9	$(3,997)	$(7,555)	$(17,981)
Basic income (loss) per share:
Income (loss) from continuing operations	$0.06	$0.01	$0.10	$(0.02)	$0.00	$(0.10)	$(0.19)	$(0.46)
Income from discontinued operations	$0.01	$0.01	$0.00	$0.16	$—	$—	$—	$—
Net income (loss)	$0.07	$0.02	$0.10	$0.14	$0.00	$(0.10)	$(0.19)	$(0.46)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.05	$0.01	$0.09	$(0.02)	$0.00	$(0.10)	$(0.19)	$(0.46)
Income from discontinued operations	$0.01	$0.01	$0.00	$0.16	$—	$—	$—	$—
Net income (loss)	$0.06	$0.02	$0.09	$0.14	$0.00	$(0.10)	$(0.19)	$(0.46)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Beginning Balance	Chargeback Additions	Chargeback Reductions	Ending Balance
Trade Receivable Allowances:
Year Ended June 30, 2012	$356	$3,941	$(3,983)	$314
Year Ended June 30, 2013	$314	$2,935	$(3,008)	$241
Year Ended June 30, 2014	$241	$1,812	$(1,847)	$206

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Amended and Restated Asset Purchase Agreement, dated April 16, 2013, by and between Telenav, Inc. and FleetCor Technologies Operating Company, LLC.	10-Q	2.1	5/8/2013
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2009
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan, as amended.	8-K	10.4.1	12/3/2012
10.4.1#	Forms of agreement under the 2009 Equity Incentive Plan.	S-1	10.4	10/30/2009
10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/2009
10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/2009
10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/2009
10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/2009
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/2009
10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/2009
10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/2009
10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/2009
10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/2010
10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/2010
10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/2010
10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/2010
10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/2010
10.13.5+	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	10-K	10.13.5	9/7/2012
10.13.6+	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012.	10-K	10.13.6	9/7/2012
10.13.7+	Amendment No. 6 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of January 18, 2013.	10-K	10.13.7	8/30/2013
10.13.8+	Amendment No. 7 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 8, 2013.	10-K	10.13.8	8/30/2013
10.13.9+	Amendment No. 8 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 15, 2013.	10-K	10.13.9	8/30/2013
10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/2010
10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/2009
10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/2009
10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/2009
10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/2009
10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/2010
10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/2010
10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/2011
10.14.9+	Eleventh Amendment effective as of December 6, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.9	8/30/2013
10.14.10+	Twelfth Amendment effective as of June 17, 2013 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.10	8/30/2013
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3+	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4+	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5+	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012
10.15.6+	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.23+	Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.23	11/8/2013
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014
10.16.25+	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26+	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27+
Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.
		Filed herewith
10.16.28+	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	Filed herewith
10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/2010
10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/2010
10.19+	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	10-K	10.19	9/9/2011
10.20#	Employment Offer Letter dated August 10, 2011 from TeleNav, Inc. to Marc Aronson.	10-Q	10.20	11/7/2011
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23.1	2/6/2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.24	Consulting Agreement effective June 16, 2012 between TeleNav, Inc. and Douglas Miller.	10-K	10.24	9/7/2012
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26+	SYNC Generation 2 On-Board Navigation Agreement, dated October 12, 2009, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1+	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2+	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3+	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4+	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012
10.26.5+	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6+	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7+	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012
10.26.8+	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9+	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11+	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.11	8/30/2013
10.26.12+	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.12	8/30/2013
10.26.13+	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.13	8/30/2013
10.26.14+	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.14	11/8/2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.15+	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.15	2/6/2014
10.26.16+	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014
10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson.	10-K	10.27	9/7/2012
10.28#	Summary of Nonemployee Director Compensation.	8-K	10.28	12/3/2012
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
10.30#	Employment Offer Letter dated April 8, 2014 from Telenav, Inc. to Vincent Uttley	Filed herewith
10.31#	Vincent Uttley Employment Agreement dated April 11, 2014 by and between Telenav, Inc. and Vincent Uttley	Filed herewith
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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

