Form 10-Q
period 2014-09-30
Telenav, Inc.
filed 2014-11-06
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2014

or

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
As of September 30, 2014, there were approximately 39,921,250 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	September 30, 2014	June 30, 2014*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,023	$14,534
Short-term investments	111,562	122,315
Accounts receivable, net of allowances of $225 and $206 at September 30, 2014 and June 30, 2014, respectively	26,940	25,762
Deferred income taxes	116	784
Restricted cash	5,923	5,995
Income taxes receivable	8,558	6,932
Prepaid expenses and other current assets	8,311	9,491
Total current assets	181,433	185,813
Property and equipment, net	8,172	8,814
Deferred income taxes, non-current	640	550
Goodwill and intangible assets, net	39,868	40,733
Other assets	4,041	3,931
Total assets	$234,154	$239,841
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$798	$502
Accrued compensation	7,140	12,874
Accrued royalties	8,681	3,671
Other accrued expenses	12,793	12,343
Deferred revenue	2,320	2,381
Income taxes payable	830	804
Total current liabilities	32,562	32,575
Deferred rent, non-current	6,396	7,129
Other long-term liabilities	7,744	7,732
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 39,921 shares and 39,462 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	40	40
Additional paid-in capital	133,341	129,278
Accumulated other comprehensive income (loss)	(503)	576
Retained earnings	54,574	62,511
Total stockholders’ equity	187,452	192,405
Total liabilities and stockholders’ equity	$234,154	$239,841
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2014
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2014	2013
Revenue:
Product	$18,916	$19,291
Services	16,071	25,005
Total revenue	34,987	44,296
Cost of revenue:
Product	10,178	9,309
Services	5,782	6,740
Total cost of revenue	15,960	16,049
Gross profit	19,027	28,247
Operating expenses:
Research and development	16,998	14,543
Sales and marketing	6,196	7,618
General and administrative	6,213	5,871
Restructuring costs	—	548
Total operating expenses	29,407	28,580
Loss from operations	(10,380)	(333)
Other income, net	1,303	282
Loss before benefit for income taxes	(9,077)	(51)
Benefit for income taxes	(1,140)	(60)
Net income (loss)	$(7,937)	$9

Net income (loss) per share:
Basic	$(0.20)	$—
Diluted	$(0.20)	$—
Weighted average shares used in computing net income (loss) per share:
Basic	39,538	38,811
Diluted	39,538	40,215

Stock compensation expense included above:
Cost of revenue	$24	$36
Research and development	1,500	1,009
Sales and marketing	764	697
General and administrative	1,100	741
Total stock compensation expense	$3,388	$2,483
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2014	2013

Net income (loss)	$(7,937)	$9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(645)	51
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(189)	139
Reclassification adjustments for gain on available-for-sale securities recognized, net of tax	(245)	(19)
Net increase (decrease) from available-for-sale securities, net of tax	(434)	120
Other comprehensive income (loss), net of tax:	(1,079)	171
Comprehensive income (loss)	$(9,016)	$180

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2014	2013
Operating activities
Net income (loss)	$(7,937)	$9
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,477	1,794
Amortization of net premium on short-term investments	543	946
Stock-based compensation expense	3,388	2,483
Gain (loss) on disposal of property and equipment	(12)	66
Excess tax benefits from employee stock option plans	—	79
Changes in operating assets and liabilities:
Accounts receivable	(1,178)	1,505
Deferred income taxes	578	(782)
Restricted cash	72	(5,889)
Income taxes receivable	(1,626)	—
Prepaid expenses and other current assets	1,179	407
Other assets	53	108
Accounts payable	325	(867)
Accrued compensation	(5,734)	(2,692)
Accrued royalties	5,010	(3,094)
Accrued expenses and other liabilities	(3,349)	4,646
Income taxes payable	26	16
Deferred rent	1,403	(685)
Deferred revenue	1,829	(3,959)
Net cash used in operating activities	(3,953)	(5,909)
Investing activities
Purchases of property and equipment	(163)	(335)
Purchases of short-term investments	(69,300)	(24,596)
Purchase of long-term investments	(200)	(100)
Proceeds from sales and maturities of short-term investments	79,075	24,015
Net cash provided by (used in) investing activities	9,412	(1,016)
Financing activities
Proceeds from exercise of stock options	1,353	364
Repurchase of common stock	—	(3,132)
Tax withholdings related to net share settlements of restricted stock units	(678)	(192)
Excess tax benefits from employee stock option plans	—	(79)
Net cash provided by (used in) financing activities	675	(3,039)
Effect of exchange rate changes on cash and cash equivalents	(645)	51
Net increase (decrease) in cash and cash equivalents	5,489	(9,913)
Cash and cash equivalents, at beginning of period	14,534	25,787
Cash and cash equivalents, at end of period	$20,023	$15,874
Supplemental disclosure of cash flow information
Income taxes paid, net	$47	$224
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leader in personalized mobile navigation. We help on the go people by creating products that (1) provide easily-accessed, relevant, and personalized information for discovery, traffic, local search, and navigation and (2) are available across multiple platforms and devices, including mobile phones, tablets, computers and cars. We operate in three segments - automotive, advertising and mobile navigation. Our fiscal year ends on June 30 and in this report we refer to the fiscal year ended June 30, 2014 as “fiscal 2014” and the fiscal year ending June 30, 2015 as “fiscal 2015.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our overall operating results for the three months ended September 30, 2014 and 2013.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2014, included in our Annual Report on Form 10-K for fiscal 2014 filed with the U.S. Securities and Exchange Commission (the “SEC”).
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
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company, or Ford, comprised 53% and 40% of revenue for the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and June 30, 2014, receivables due from Ford were 51% and 47% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 20% and 23% of revenue for the three months ended September 30, 2014 and 2013, respectively. Receivables due from AT&T were 17% and 19% of total accounts receivable at September 30, 2014 and June 30, 2014, respectively. Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised less than 10% and 15% of revenue for the three months ended September 30, 2014 and 2013, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.
Certain of our licensed map, points of interest, or POI, and traffic data have been provided principally by TomTom North America, Inc., or TomTom, and HERE North America, LLC, or HERE, a Nokia Corporation, or Nokia, company, in the three

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

months ended September 30, 2014 and 2013. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of September 30, 2014 and June 30, 2014, we had restricted cash of $5.9 million and $6.0 million, respectively, on our consolidated balance sheets, comprised primarily of an overpayment from a customer that will be refunded.
Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, during the three months ended September 30, 2014, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2014	$321	$255	$576
Other comprehensive income (loss) before reclassifications, net of tax	(645)	(189)	(834)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	(245)	(245)
Other comprehensive income (loss), net of tax	(645)	(434)	(1,079)
Balance, net of tax as of September 30, 2014	$(324)	$(179)	$(503)

The amount reclassified from accumulated other comprehensive income (loss), net of tax, was determined using the specific identification method and the amount was included in other income, net, for the three months ended September 30, 2014, and 2013, respectively.

The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material for the three months ended September 30, 2014.
Long-term investments

As of September 30, 2014, our investments in privately-held companies were $2 million. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-method investments are carried at historical cost in our condensed consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-method investments for impairment. We did not record any impairment charges for the three months ended September 30, 2014, and 2013, respectively.
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of fiscal 2018. We have not yet selected a transition method and we are

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In June 2013, the FASB, ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  We adopted this amendment beginning in the first quarter of fiscal 2015, and the adoption did not have a material effect on our consolidated financial statements.

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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2014	2013
Net income (loss)	$(7,937)	$9
Shares used in computing net income (loss) per share:
Basic:
Weighted average common shares used in computing basic net income (loss) per share	39,538	38,811
Diluted:
Weighted average common shares used in computing basic net income (loss) per share	39,538	38,811
Add weighted average effect of dilutive securities:
Stock options	—	1,205
Restricted common stock and restricted stock units	—	199
Weighted average common shares used in computing diluted net income (loss) per share	39,538	40,215
Net income (loss) per share:
Basic	$(0.20)	$—
Diluted	$(0.20)	$—

The following outstanding shares were excluded from the computation of diluted net income (loss) per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Stock options	5,676	4,587
Restricted common stock and restricted stock units	4,537	735
Total	10,213	5,322

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three months ended September 30, 2014 and 2013.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$18,211	$—	$—	$18,211
Cash equivalents:
Money market mutual funds	812	—	—	812
Commercial paper	1,000	—	—	1,000
Total cash equivalents	1,812	—	—	1,812
Total cash and cash equivalents	20,023	—	—	20,023
Short-term securities:
Asset-backed securities	11,678	1	(12)	11,667
Municipal securities	22,765	44	(8)	22,801
Commercial paper	2,995	2	—	2,997
Agency bonds	12,893	2	(1)	12,894
Corporate bonds	61,279	39	(115)	61,203
Total short-term investments	111,610	88	(136)	111,562
Cash, cash equivalents and short-term investments	$131,633	$88	$(136)	$131,585

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$12,912	$—	$—	$12,912
Cash equivalents:
Money market mutual funds	622	—	—	622
Commercial paper	1,000			1,000
Total cash equivalents	1,622	—	—	1,622
Total cash and cash equivalents	14,534	—	—	14,534
Short-term investments:
Municipal securities	96,522	330	(4)	96,848
Commercial paper	997	2	—	999
Corporate bonds	24,402	68	(2)	24,468
Total short-term investments	121,921	400	(6)	122,315
Cash, cash equivalents and short-term investments	$136,455	$400	$(6)	$136,849

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$46,434	$46,467
Due within two years	44,571	44,547
Due after two years	20,605	20,548
Total	$111,610	$111,562

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at September 30, 2014 (in thousands):

	Fair Value Measurements at September 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$812	$812	$—	$—
Commercial paper	1,000	—	1,000	—
Total cash equivalents	1,812	812	1,000	—
Short-term investments:
Asset-backed securities	11,667	—	11,667	—
Municipal securities	22,801	—	22,801	—
Commercial paper	2,997	—	2,997	—
Agency bonds	12,894	—	12,894	—
Corporate bonds	61,203	—	61,203	—
Total short-term investments	111,562	—	111,562	—
Cash equivalents and short-term investments	$113,374	$812	$112,562	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2014 (in thousands):

	Fair Value Measurements at June 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$622	$622	$—	$—
Commercial paper	1,000	—	1,000	—
Total cash equivalents	1,622	622	1,000	—
Short-term investments:
Municipal securities	96,848	—	96,848	—
Commercial paper	999	—	999	—
Corporate bonds	24,468	—	24,468	—
Total short-term investments	122,315	—	122,315	—
Cash equivalents and short-term investments	$123,937	$622	$123,315	$—
Amortization of net premium on short-term investments totaled $0.5 million and $0.9 million in the three months ended September 30, 2014 and 2013, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the three months ended September 30, 2014 and 2013, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2014 or June 30, 2014.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

5.	Commitments and contingencies
Operating lease and purchase obligations
As of September 30, 2014, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter
Operating lease obligations, net of sublease income	$26,665	$3,670	$5,748	$5,255	$4,977	$4,952	$2,063
Purchase obligations	5,725	3,742	1,706	277	—	—	—
Total contractual obligations	$32,390	$7,412	$7,454	$5,532	$4,977	$4,952	$2,063
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
On April 30, 2010, Traffic Information, LLC, or Traffic Information, filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the U.S. Patent and Trademark Office, or PTO, and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. In light of the reexamination and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case will remain stayed and administratively closed unless the plaintiff obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. On March 12, 2014, Traffic Information filed an appeal with the U.S. Appeals Court for the Federal Circuit. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

On October 10, 2014, PanTaurus LLC filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, alleging that we infringe the patent in suit by operating a Hadoop distributed file system. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2014	5,697	$5.59
Granted	454
Exercised	(290)
Canceled	(185)
Options outstanding as of September 30, 2014	5,676	$5.48	5.10	$10,136
As of September 30, 2014:
Options vested and expected to vest	5,541	$5.47	5.02	$9,986
Options exercisable	4,448	$5.29	4.33	$9,045
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2014	4,710
Granted	307
Vested	(263)
Canceled	(225)
RSUs outstanding as of September 30, 2014	4,529	1.76	$30,343
As of September 30, 2014:
RSUs vested and expected to vest	3,838	1.66	$25,715

During the three months ended September 30, 2014, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 1,578,000 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2014	605
Additional shares authorized	1,578
Granted	(761)
Canceled	503
Shares available for grant as of September 30, 2014	1,925

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended
	September 30,
	2014	2013
Stock option awards	$689	$1,259
RSU awards	2,242	768
Restricted common stock	457	456
Total stock-based compensation expense	$3,388	$2,483
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

	Three Months Ended
	September 30,
	2014	2013
Expected volatility	53%	62%
Expected term (in years)	4.38	4.45
Risk-free interest rate	1.63%	1.44%
Dividend yield	—	—

8.	Stock repurchase program
In September 2014, we announced that our Board of Directors authorized a program for the repurchase of up to $10.0 million of our shares of common stock through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. No repurchases were made under this program during the three months ended September 30, 2014.
Repurchased shares are retired and designated as authorized but unissued shares. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital (“APIC”), based on an estimated average sales price per issued share with the excess amounts charged to retained earnings.

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate was 13% in the three months ended September 30, 2014 compared to 118% in the three months ended September 30, 2013. Our effective tax rate of 13%, which resulted in the recognition of a tax benefit for the three months ended September 30, 2014, was less than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to the increase in the valuation allowance as a result of the limitations of benefit from the tax carryback.  Our effective tax rate of 118% for the three months ended September 30, 2013 was higher than the tax computed at the U.S. federal statutory income tax rate due primarily to the exclusion of certain foreign income which was offset by loss carryforwards in a foreign jurisdiction.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of September 30, 2014 and June 30, 2014, our cumulative unrecognized tax benefits were $6.6 million and $6.9 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2014 and June 30, 2014 was $5.1 million and $5.5 million, respectively, that, if recognized, would affect the effective tax rate.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $678,000 and $603,000 for the payment of interest and penalties at September 30, 2014 and June 30, 2014, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2011 through fiscal 2014 in the U.S., for fiscal 2010 through fiscal 2014 in state jurisdictions, and for fiscal 2009 through fiscal 2014 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets were not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings and losses, the timing of which is uncertain. Due to losses in fiscal 2014 and expected losses in fiscal 2015 and potentially future years in the U.S., we established in fiscal 2014 a valuation allowance on deferred tax assets in the U.S. that we believe will not be realized by the carryback provisions of U.S. tax law. U.S. tax law allows for the two-year carryback of losses and one-year carryback of credits to previous tax years which can generate a tax refund to the extent taxes were paid. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets. Our valuation allowance at June 30, 2014 was $13.0 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.
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
On September 13, 2013, the U.S. Treasury issued final tangible property regulations which broadly apply to amounts paid to acquire, produce or improve tangible property, as well as dispositions of such property. On August 18, 2014, the U.S. Treasury issued final tangible property regulations for dispositions of property subject to depreciation under Section 168 and general asset accounts and finalizes the asset disposition rules. The new tangible property regulations are effective for years beginning after January 1, 2014, or our fiscal 2015. Since we expect to elect the de minimus safe harbor election which provides symmetry between book and tax for the capitalization of tangible assets, these new regulations will not have a material impact on our financial statements.
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
(unaudited)

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
11. Restructuring costs

During fiscal 2014, in order to further align our resources and consolidate facilities, we initiated a restructuring plan consisting of the elimination of 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. Earlier in fiscal 2014, we commenced our consolidation of our Sunnyvale, California headquarters facilities from two buildings into one, and during the fourth quarter we closed our Boston, Massachusetts office. As a result, we recorded restructuring charges of $2.0 million related to the impairment of the facility leases. Of this amount, $548,000 related to facility lease impairment was charged to restructuring expenses in the three months ended September 30, 2013.
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
The activity related to the restructuring liabilities established is presented in the following table (in thousands):

	Severance and Benefits	Facility Exit Costs and Asset Impairment	Total
Balance at June 30, 2014	$2,126	$2,743	$4,869
Restructuring expenses	—	—	—
Cash payments	(2,030)	(382)	(2,412)
Other	(5)	61	56
Balance at September 30, 2014	$91	$2,422	$2,513

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

12. Segments

We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Our CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.

Commencing July 1, 2014, we began to report results in three business segments:

Automotive - Our Automotive segment provides our map and navigation platform to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as traffic.

Advertising - Our Advertising segment provides interactive mobile advertisements on behalf of our advertising clients to consumers based specifically on the location of the user and other sophisticated targeting capabilities. Our customers include advertising agencies, direct advertisers and channel partners.

Mobile Navigation - Our Mobile Navigation segment provides our map and navigation platform to end users through mobile devices. We distribute our services through our wireless carrier partners, and directly to consumers through mobile application stores and marketplaces.

Prior to July 1, 2014, we operated in a single segment: location-based platform services. We have conformed our single segment results for the three months ended September 30, 2013 to the current period presentation for comparative purposes.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Our segment results for the three months ended September 30, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Revenue
Automotive	$19,502	$19,890
Advertising	3,975	2,080
Mobile Navigation	11,510	22,326
Total revenue	34,987	44,296
Cost of revenue
Automotive	10,396	9,309
Advertising	2,540	1,253
Mobile Navigation	3,024	5,487
Total cost of revenue	15,960	16,049
Gross profit
Automotive	9,106	10,581
Advertising	1,435	827
Mobile Navigation	8,486	16,839
Total gross profit	$19,027	$28,247
Gross margin
Automotive	47%	53%
Advertising	36%	40%
Mobile Navigation	74%	75%
Total gross margin	54%	64%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

In this Form 10-Q, “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2014 as “fiscal 2014" and the fiscal year ending June 30, 2015 as "fiscal 2015.”
Overview

Telenav is a leading provider of location-based platform services. These services consist of our map and navigation platform and our advertising delivery platform. Our map and navigation platform allows Telenav to deliver enhanced location based services to developers, auto manufacturers and end users. We use our map and navigation platform as the basis for delivering enhanced mobile applications such as our industry leading mobile navigation. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. Recently, we have focused on enhancing our map and navigation platform by closely aligning our technology to the OpenStreetMap, or OSM, community. In January 2014, we completed our acquisition of all of the shares of privately held skobbler GmbH, or skobbler, a location-based services company based in Germany. We believe the acquisition of skobbler will enable us to combine its OSM-based GPS navigation technology with our existing mobile navigation solutions.
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
We offer our map and navigation platform services to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary customer to date, Ford Motor Company, or Ford, currently distributes our product as an optional feature with the majority of its models in the U.S. Our product is now included in models manufactured in the U.S., Canada, Mexico, Europe and China, as well as offered in models in South America, Australia and New Zealand. We also have a relationship with an automotive OEM, Delphi Automotive Systems LLC, or Delphi, that distributes our products with another major global auto manufacturer and a major China auto manufacturer. In January 2014 we announced an agreement with a top five global auto manufacturer for integration of our embedded and connected solutions in its vehicles, which we expect to commence in model year 2017. More recently, we have expanded our relationship with this manufacturer to include off-board and cloud based services for vehicles, commencing in model year 2016. Under the terms of the agreement, we expect our connected services to support navigation in more than 100 countries. There are no volume or revenue guarantees provided by this auto manufacturer. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or embedded, and are often enhanced through connection to data services for additional real time capabilities such as maps, points of interest, or POI, and traffic. Our history as a cloud based supplier of navigation services provides a unique advantage in the marketplace over our competitors.

Our advertising delivery platform offers advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and offer unique value to brick-and-mortar and brand advertisers through our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through programmatic real-time bidding, or RTB, tools. In September 2014, our platform had access to over 151 billion potential ad impressions.
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
We generate revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform, which includes MyFord Touch and MyLincoln Touch. Our navigation solution is currently deployed in

20 different Ford and Lincoln models in North America. Ford and Lincoln models with our on-board automotive navigation product began shipping to South America with the 2012 model year, China with the 2013 model year and Australia and New Zealand with the 2014 model year. We began shipments to Ford for the launch of our solution in Europe in September 2014, for the 2015 model year. Our automobile manufacturer and OEM customers pay us a royalty fee as the software is reproduced for installation in vehicles with our automotive navigation solutions.
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
We generate revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract, which can include arrangements based on cost per impression, cost per click, or cost per drive.
Recent Developments

Commencing on July 1, 2014, we began to report results in three business segments:

Automotive - Our Automotive segment provides our map and navigation platform to auto manufacturers and OEMs, for distribution with their vehicles. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as traffic.

Advertising - Our Advertising segment provides interactive mobile advertisements on behalf of our advertising clients to consumers based specifically on the location of the user and other sophisticated targeting capabilities. Our customers include advertising agencies, direct advertisers and channel partners.

Mobile Navigation - Our Mobile Navigation segment provides our map and navigation platform to end users. We distribute our services through our wireless carrier partners, and directly to consumers through mobile application stores and marketplaces.

Our CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments.
Key operating and financial performance metrics

We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures, non-GAAP net income (loss), adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and diluted non-GAAP net income (loss), per share are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do (in thousands, except percentages and per share amounts):

	Three Months Ended
	September 30,
	2014	2013
Revenue	$34,987	$44,296
Gross margin	54%	64%
Non-GAAP gross margin	57%	66%
Automotive gross margin	47%	53%
Automotive non-GAAP gross margin	48%	53%
Advertising gross margin	36%	40%
Advertising non-GAAP gross margin	47%	60%
Mobile navigation gross margin	74%	75%
Mobile navigation non-GAAP gross margin	76%	78%
Net income (loss)	$(7,937)	$9
Non-GAAP net income (loss)	$(3,872)	$3,183
Adjusted EBITDA	$(5,515)	$4,492
Diluted net income (loss), per share	$(0.20)	$—
Diluted non-GAAP net income (loss), per share	$(0.10)	$0.08

Gross margin is our gross profit, or total revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be impacted by the increasing percentage of our revenue base derived from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad inventory costs, respectively, than our mobile navigation offerings provided through wireless carriers.
Non-GAAP gross margin measures our GAAP gross margin, excluding the impact of stock-based compensation expense and capitalized software and developed technology amortization expenses. Non-GAAP net income (loss) measures GAAP net income (loss), excluding the impact of stock-based compensation expense, capitalized software and developed technology amortization expenses, and other items such as legal settlements and restructuring costs, net of taxes. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us. While we include the dilutive impact of such equity awards in weighted average shares outstanding, the expense associated with stock-based awards reflects a non-cash charge that we exclude from non-GAAP net income (loss), non-GAAP net income (loss) per share, and adjusted EBITDA. Capitalized software amortization expense represents internal software costs that are previously capitalized and charged to expense as the software is used in our operations. Developed technology amortization expense relates to the amortization of acquired intangible assets. Legal settlements represent settlements from patent litigation cases in which we are defendants and royalty disputes.  Restructuring costs represent recognition of the estimated amount of costs associated with restructuring activities. Our non-GAAP tax rate differs from the GAAP tax rate due to the elimination of any tax effect of the GAAP stock-based compensation expenses, capitalized software and developed technology amortization expenses, legal settlements, restructuring costs, and other items that are being eliminated to arrive at the non-GAAP net income (loss).
Adjusted EBITDA measures our GAAP income (loss) excluding the impact of stock-based compensation expense, depreciation, amortization, interest income, other income (expense), provision (benefit) for income taxes, and other items such as legal settlements and restructuring costs, net of tax. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss and this metric excludes certain non-cash expenses, interest and other income (expense), income taxes, and certain other items that management believes affect the comparability of operating results.
Non-GAAP gross margin, non-GAAP net income (loss) and adjusted EBITDA are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating non-GAAP gross margin, non-GAAP net income (loss) and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, non-GAAP net income (loss) and adjusted EBITDA are key financial measures used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that non-GAAP gross margin, non-GAAP income (loss) from continuing operations, net of tax, and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.

Diluted non-GAAP net income (loss) per share is calculated as non-GAAP net income (loss) divided by the diluted weighted average number of shares outstanding during the period.
These non-GAAP measures have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our financial results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•	non-GAAP gross margin, non-GAAP net income (loss) and adjusted EBITDA do not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider non-GAAP gross margin, non-GAAP net income (loss), adjusted EBITDA and diluted non-GAAP net income (loss) per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP financial results.
The following tables present reconciliations of gross margin to non-GAAP gross margin, net income (loss) to non-GAAP net income (loss) and net income (loss) to adjusted EBITDA for each of the periods indicated (dollars in thousands):

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Gross margin	47%	53%	36%	40%	74%	75%	54%	64%
Adjustments:
Capitalized software and developed technology amortization	1%	—%	11%	20%	2%	3%	3%	2%
Stock-based compensation expense	—%	—%	—%	—%	—%	—%	—%	—%
Non-GAAP gross margin	48%	53%	47%	60%	76%	78%	57%	66%

	Three Months Ended September 30,
	2014	2013
Net income (loss)	$(7,937)	$9
Adjustments:
Restructuring costs	—	548
Capitalized software and developed technology amortization	903	900
Stock-based compensation expense:
Cost of revenue	$24	$36
Research and development	1,500	1,009
Sales and marketing	764	697
General and administrative	1,100	741
Total stock-based compensation	3,388	2,483
Tax effect of adding back adjustments	(226)	(757)
Non-GAAP net income (loss)	$(3,872)	$3,183

	Three Months Ended September 30,
	2014	2013
Net income (loss)	$(7,937)	$9
Adjustments:
Restructuring costs	—	548
Stock-based compensation expense	3,388	2,483
Depreciation and amortization	1,477	1,794
Interest and other income, net	(1,303)	(282)
Benefit for income taxes	(1,140)	(60)
Adjusted EBITDA	$(5,515)	$4,492

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

For services that our subscribers purchase through our wireless carriers, our wireless carrier customers are responsible for billing and collecting the fees they charge their subscribers for the right to use our navigation services. With respect to Sprint Nextel Corporation, or Sprint, through September 30, 2013, we received a guaranteed fixed fee from Sprint for navigation applications provided to subscribers in bundles with other Sprint services. We recognized revenue for the aggregate fees monthly on a straight-line basis over the term of the agreement. When we are paid on a revenue sharing basis with our wireless carrier customers, the amount we receive varies depending on several factors, including the revenue share rate negotiated with the wireless carrier customer, the price charged to the subscriber by the wireless carrier customer, the specific sales channel of the wireless carrier customer in which the service is offered and the features and capability of the service. As a result of these factors, the amount we receive for a subscriber may vary considerably and is subject to change over time.

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

We report operating results in three business segments: Automotive, Advertising and Mobile Navigation. Our CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See " - Results of Operations" and Note 12 to the financial statements in this Form 10-Q for more information about our business segments.

Revenue from our Automotive segment represented 56% and 45% of our revenue in the three months ended September 30, 2014 and 2013, respectively. Ford represented 53% and 40% of our revenue in the three months ended September 30, 2014 and 2013, respectively. In April 2014, our contract with Ford was extended through December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal.
We provide both on-board and off-board connected navigation solutions to Ford. Our on-board solution consists of software, map and points of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. This revenue is classified as services revenue and represented less than 5% of overall automotive navigation solutions revenue.
Our product revenue is primarily derived from our automotive on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions as the software is reproduced for installation in vehicles. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
Revenue from our Advertising segment, which includes the delivery of search and display, location-based ads, represented 11% and 5% of our revenue in the three months ended September 30, 2014 and 2013, respectively. Our advertising revenue is derived from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. Our ad search revenue is earned from the delivery of location-based ad impressions targeted to end users engaged in a specific search task utilizing our mobile navigation solutions. Such ad search revenue represented less than 10% of our overall advertising revenue. Our display revenue relates to the advertising business developed via the Thinknear acquisition that delivers targeted location-based impressions to end users of third party developer applications.

Revenue from our Mobile Navigation segment represented 33% and 50% of our revenue in the three months ended September 30, 2014 and 2013, respectively. Subscription fee revenue from our mobile navigation service declined from the three months ended September 30, 2013 to 2014, primarily due to the transition to an extension of the fixed fee with Sprint at a lower rate that eventually ceased in September 2013 and a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and others, including T-Mobile USA, or T-Mobile, U.S. Cellular Corporation, or USCC, and Comunicaciones Nextel de Mexico, S.A. de C.V., a subsidiary of NII Holdings, Inc., or NII Mexico.
AT&T represented 20% and 23% of our revenue in the three months ended September 30, 2014 and 2013, respectively. In March 2014, our agreement with AT&T was automatically renewed, under its existing terms through March 2015, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. During fiscal 2015, we anticipate that we will continue to depend on AT&T for a material portion of our revenue; however, we have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect them to continue to decline substantially.
Sprint represented less than 10% and 15% of our revenue in the three months ended September 30, 2014 and 2013, respectively. We operate under an agreement with Sprint, which we most recently amended in April 2013. Under this amended agreement, Sprint continued the fixed fee arrangement related to the Sprint bundle through September 30, 2013, and agreed to partner to generate revenue from mobile navigation and mobile advertising programs through December 31, 2015. Commencing on October 1, 2013, Sprint ceased to bundle our navigation services, which caused our revenue to decrease substantially. A majority of the Sprint subscribers who were receiving our services through bundles as of September 30, 2013 did not convert to our paid navigation services and we have not recouped the lost revenue through freemium or monthly recurring charges paid by those Sprint subscribers.
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

In each of the three months ended September 30, 2014 and 2013, we generated 94% of our revenue, in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.
Cost of revenue
Our cost of revenue consists primarily of the cost of third party content, such as map, geocodes, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our navigation solutions. Our cost of revenue also includes the cost of third party exchange ad inventory as well as expenses associated with data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology. The largest components of our cost of revenue are the fees we pay to providers of map, POI and traffic data, including TomTom North America, Inc., or TomTom, and HERE North America, LLC, or HERE. We have agreements with TomTom and HERE pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis, and on a per installed vehicle basis. With respect to TomTom, we are required to pay certain minimum fees for access to its content by our mobile navigation customers, as well as a usage fee. Although we recently began using OSM for certain of our freemium navigation products, we do not anticipate that we will cease to use TomTom and HERE in the near-term on our paid navigation solutions.
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
The largest component of cost of revenue as it relates to our advertising business is the cost of location-based, third-party advertising inventory which we acquire from advertising exchanges. Our search ad inventory is generated from our user base of paid and freemium users of our Scout and Telenav branded and carrier branded mobile navigation solutions. Other notable costs of our advertising business are the cost of ad delivery via contracted hosted relationships and the cost of our ad trafficking operations.

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

Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. In addition, in fiscal 2014 we incurred restructuring costs primarily related to severance and benefits expense associated with reductions in workforce and facility exit costs associated with consolidation of facilities. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Effective in the first quarter of fiscal 2015, we are classifying product management costs as a component of research and development expenses due to the change made effective July 1, 2014 whereby this function no longer reports into the sales and marketing organization. Previously such costs had been included within sales and marketing expenses.
Our operating expenses have declined in the first quarter of fiscal 2015, as we have reduced certain headcount and achieved greater operational effectiveness in supporting our traditional mobile navigation services. Despite our recent restructuring efforts, we expect that certain costs will continue to increase over time, including compensation and related costs; however, we are continuing to evaluate spending in certain areas and to take actions to create greater efficiencies. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel into, our growth areas, which include automotive and mobile advertising, with a recent emphasis on hiring advertising sales personnel and related support functions. Effective in the first quarter of fiscal 2015, we are classifying product management costs as a component of research and development expenses.
Research and development. Research and development expenses consist primarily of personnel costs for our development and product management employees and costs of outside consultants and temporary staffing. We have focused our research and development efforts on improving the ease of use and functionality of our existing services, as well as developing new service and product offerings in our existing markets and in new markets. In addition to our U.S. employee base, a significant number of our research and development employees are located in our development centers in China and, as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB. In addition, with our January 2014 acquisition of skobbler, we have a significant number of employees in Romania and incur research and development expenses in the Romanian Leu.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Through June 30, 2014, sales and marketing expenses also included product management costs, which are classified as research and development expenses commencing July 1, 2014. Historically, a majority of our revenue has been derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers, as well as consumers acquired through open market application stores. More recently, our automotive and advertising revenue have represented the most rapidly growing components of our revenue, and we have recently invested significantly in building out our advertising sales team. Our sales and marketing activities supporting our automotive navigation services include the costs of our business development efforts. Our automotive manufacturer partners and OEMs also provide primary marketing for our on-board and off-board navigation services at the time a vehicle is sold to their end customer.
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

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2014 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2014.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Results of operations

The following tables set forth our results of operations for the three months ended September 30, 2014 and 2013, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended
	September 30,
Consolidated Statements of Operations Data	2014	2013
	(in thousands)
Revenue:
Product	$18,916	$19,291
Services	16,071	25,005
Total revenue	34,987	44,296
Cost of revenue:
Product	10,178	9,309
Services	5,782	6,740
Total cost of revenue	15,960	16,049
Gross profit	19,027	28,247
Operating expenses:
Research and development	16,998	14,543
Sales and marketing	6,196	7,618
General and administrative	6,213	5,871
Restructuring costs	—	548
Total operating expenses	29,407	28,580
Loss from operations	(10,380)	(333)
Other income, net	1,303	282
Loss before benefit for income taxes	(9,077)	(51)
Benefit for income taxes	(1,140)	(60)
Net income (loss)	$(7,937)	$9

	Three Months Ended
	September 30,
	2014	2013
Revenue:	(as a percentage of revenue)
Product	54%	44%
Services	46%	56%
Total revenue	100%	100%
Cost of revenue:
Product	29%	21%
Services	17%	15%
Total cost of revenue	46%	36%
Gross profit	54%	64%
Operating expenses:
Research and development	49%	33%
Sales and marketing	18%	17%
General and administrative	18%	13%
Restructuring costs	—%	1%
Total operating expenses	85%	64%
Loss from operations	(30)%	(1)%
Other income, net	4%	1%
Loss before benefit for income taxes	(26)%	—%
Benefit for income taxes	(3)%	—%
Net income (loss)	(23)%	—%

Comparison of the three months ended September 30, 2014 and 2013
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue decreased 2% to $18.9 million in the three months ended September 30, 2014 from $19.3 million in the three months ended September 30, 2013. The decrease in product revenue for the comparable three month period was due primarily to decreases in customized software revenue and map content update revenue, partially offset by an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers. Services revenue decreased 36% to $16.1 million in the three months ended September 30, 2014 from $25.0 million in the three months ended September 30, 2013. The decrease in services revenue for the comparable three month period was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services.
Our cost of product revenue increased 9% to $10.2 million in the three months ended September 30, 2014 from $9.3 million in the three months ended September 30, 2013, due primarily to an increase in third party content costs associated with the increased royalty revenue from automotive navigation solutions. Our cost of service revenue decreased 14% to $5.8 million in the three months ended September 30, 2014 from $6.7 million in the three months ended September 30, 2013, due primarily to a decrease in third party content costs resulting from lower usage and, to a lesser extent, the adoption of OSM content, as well as decreased customer support and data center costs, partially offset by increased amortization expense primarily related to developed technology acquired.
Our gross profit decreased to $19.0 million in the three months ended September 30, 2014 from $28.2 million in the three months ended September 30, 2013. Our gross margin decreased to 54% in the three months ended September 30, 2014 from 64% in the three months ended September 30, 2013. The decreases in gross profit and gross margin for the comparable three month period were primarily due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally has higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our overall gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our January 2014 acquisition of skobbler.
Revenue concentrations. In the three months ended September 30, 2014 and 2013, revenue from Ford represented 53% and 40% of our total revenue, respectively; revenue from AT&T represented 20% and 23% of our total revenue, respectively, and revenue from Sprint represented less than 10% and 15% of our total revenue, respectively. No other customer represented more than 10% of our total revenue in such periods.
We primarily sell our services in the United States. In each of the three months ended September 30, 2014 and 2013, revenue derived from U.S. sources represented 94% of our total revenue.

Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Revenue
Automotive	$19,502	$19,890
Advertising	3,975	2,080
Mobile Navigation	11,510	22,326
Total revenue	34,987	44,296
Cost of revenue
Automotive	10,396	9,309
Advertising	2,540	1,253
Mobile Navigation	3,024	5,487
Total cost of revenue	15,960	16,049
Gross profit
Automotive	9,106	10,581
Advertising	1,435	827
Mobile Navigation	8,486	16,839
Total gross profit	$19,027	$28,247
Gross margin
Automotive	47%	53%
Advertising	36%	40%
Mobile Navigation	74%	75%
Total gross margin	54%	64%

Automotive. Automotive revenue decreased 2% to $19.5 million in the three months ended September 30, 2014 from $19.9 million in the three months ended September 30, 2013. The decrease in the comparable three month period was due primarily to a decrease in customized software revenue and map content update revenue of $2.1 million, partially offset by an increase in production royalty revenue of $1.7 million. Automotive revenue in the three months ended September 30, 2014 and 2013 included zero and $2.1 million, respectively, of customized software revenue. Automotive revenue represented 56% and 45% of total revenue in the three months ended September 30, 2014 and 2013, respectively.
Cost of automotive revenue increased 12% to $10.4 million in the three months ended September 30, 2014 from $9.3 million in the three months ended September 30, 2013. The increase in the comparable three month period was due primarily to an increase in third party content costs of $1.1 million associated with the increased royalty revenue and mix of revenue in Europe and China, which generally has higher associated content costs, and increased amortization expense of $0.2 million related to developed technology acquired. These increases were partially offset by a decrease due to the costs associated with the fiscal 2014 customized software revenue and map content update revenue that did not recur in fiscal 2015.
Automotive gross profit decreased to $9.1 million in the three months ended September 30, 2014 from $10.6 million in the three months ended September 30, 2013. Automotive gross margin decreased to 47% in the three months ended September 30, 2014 from 53% in the three months ended September 30, 2013. The decrease in gross margin in the comparable three month period was due primarily to the higher margin customized software revenue and map content update revenue included in fiscal 2014 that did not recur in fiscal 2015, as well as the higher proportion of revenue in Europe and China, which generally has higher associated content costs.
Advertising. Advertising revenue increased 91% to $4.0 million in the three months ended September 30, 2014 from $2.1 million in the three months ended September 30, 2013, due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 11% and 5% of total revenue in the three months ended September 30, 2014 and 2013, respectively.

Cost of advertising revenue increased 103% to $2.5 million in the three months ended September 30, 2014 from $1.3 million in the three months ended September 30, 2013. The increase in the comparable three month period was due primarily to increased third party ad exchange inventory costs of $0.9 million and increased platform hosting fees of $0.2 million associated with the increased impressions delivered. Cost of advertising revenue increased at a greater rate than advertising revenue due to increased effective cost per thousand impressions, or eCPM, for display ad inventory sourced from third party exchanges, as well as enhanced content costs.
Advertising gross profit increased 74% to $1.4 million in the three months ended September 30, 2014 from $0.8 million in the three months ended September 30, 2013. Advertising gross margin decreased to 36% in the three months ended September 30, 2014 from 40% in the three months ended September 30, 2013. The decrease in gross margin in the comparable three month period was due primarily to increased eCPM for display ad inventory sourced from third party exchanges, as well as enhanced content costs.
Mobile Navigation. Mobile navigation revenue decreased 48% to $11.5 million in the three months ended September 30, 2014 from $22.3 million in the three months ended September 30, 2013. The decrease in the comparable three month period was primarily due to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and USCC, the termination of our fixed fee revenue from Sprint for bundled users, and a decrease in mobile navigation revenue internationally. Accordingly, in the three months ended September 30, 2014, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $10.5 million. Mobile navigation revenue represented 33% and 50% of total revenue in the three months ended September 30, 2014 and 2013, respectively.
Cost of mobile navigation revenue decreased 45% to $3.0 million in the three months ended September 30, 2014 from $5.5 million in the three months ended September 30, 2013. The decrease in the comparable three month period was due primarily to a decrease in third party content costs of $1.4 million, as well as a decrease in amortization of capitalized software and recognition of deferred costs and data center costs of $0.4 million.
Mobile navigation gross profit decreased 50% to $8.5 million in the three months ended September 30, 2014 from $16.8 million in the three months ended September 30, 2013. Mobile navigation gross margin was comparable at 74% in the three months ended September 30, 2014 and 75% in the three months ended September 30, 2013.
Operating expenses
Research and development. Our research and development expenses increased 17% to $17.0 million in the three months ended September 30, 2014 from $14.5 million in the three months ended September 30, 2013. The increase in the comparable three month period was due primarily to the inclusion of $2.4 million of product management department costs that are classified in research and development expense beginning in fiscal 2015. Previously, product management departments reported into our sales and marketing organization and were included in sales and marketing expense for fiscal 2014. As a percentage of revenue, research and development expenses increased to 49% in the three months ended September 30, 2014 from 33% in the three months ended September 30, 2013. The total number of research and development personnel increased 3% to 461 at September 30, 2014 from 446 at September 30, 2013. A total of 40 product management personnel were included in research and development expense at September 30, 2014. The increase in headcount is due primarily to increased headcount with our acquisition of skobbler in January 2014 and the inclusion of product management personnel in fiscal 2015, partially offset by a decrease due to our ongoing cost optimization efforts, including our restructuring efforts in the second half of fiscal 2014. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new services and products for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses decreased 19% to $6.2 million in the three months ended September 30, 2014 from $7.6 million in the three months ended September 30, 2013. The decrease in the comparable three month period was primarily due to a decrease of $2.6 million related to product management costs that were classified in sales and marketing expense in fiscal 2014. Beginning in fiscal 2015, these costs are now included in research and development expense. This $2.6 million decrease was partially offset by increases in compensation and benefits costs of $1.1 million primarily associated with the ongoing expansion of our mobile advertising sales team. As a percentage of revenue, sales and marketing expenses increased to 18% in the three months ended September 30, 2014 from 17% in the three months ended September 30, 2013. The total number of sales and marketing personnel decreased 22% to 69 at September 30, 2014 from 89 at September 30, 2013. A total of 39 product management personnel were included in sales and marketing expense at September 30, 2013. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars as we add sales personnel to support our advertising business.

General and administrative. Our general and administrative expenses increased 6% to $6.2 million in the three months ended September 30, 2014 from $5.9 million in the three months ended September 30, 2013. The increase in the comparable three month period was primarily due to increased stock-based compensation expense of $0.4 million. The total number of general and administrative personnel decreased 11% to 65 at September 30, 2014 from 73 at September 30, 2013. As a percentage of revenue, general and administrative expenses increased to 18% in the three months ended September 30, 2014 from 13% in the three months ended September 30, 2013. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.
Restructuring costs. In the three months ended September 30, 2013, we incurred restructuring costs of $0.5 million associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities.
Other income, net. Our other income, net was $1.3 million in the three months ended September 30, 2014 and $0.3 million in the three months ended September 30, 2013. Other income, net for the three months ended September 30, 2014 included a $0.5 million foreign exchange gain and $0.4 million other income from our transaction services agreement with Fleetcor Technologies Operating Company, LLC.
Benefit for income taxes. Our benefit for income taxes was $1.1 million in the three months ended September 30, 2014 compared to $60,000 in the three months ended September 30, 2013. Our effective tax rate was 13% in the three months ended September 30, 2014 compared to 118% in the three months ended September 30, 2013. Our effective tax rate of 13%, which resulted in the recognition of a tax benefit for the three months ended September 30, 2014, was less than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to the increase in the valuation allowance as a result of the limitations of benefit from the tax carryback.  Our effective tax rate of 118% for the three months ended September 30, 2013 was higher than the tax computed at the U.S. federal statutory income tax rate due primarily to the exclusion of certain foreign income which was offset by loss carryforwards in a foreign jurisdiction.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2014 and June 30, 2014, our cumulative unrecognized tax benefits were $6.6 million and $6.9 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2014 and June 30, 2014 was $5.1 million and $5.5 million, respectively, that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.7 million and $0.6 million accrued for the payment of interest and penalties at September 30, 2014 and June 30, 2014, respectively.

We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2011 through fiscal 2014 in the U.S., for fiscal 2010 through fiscal 2014 in state jurisdictions, and for fiscal 2009 through fiscal 2014 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets were not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings and losses, the timing of which is uncertain. Due to losses in fiscal 2014 and expected losses in fiscal 2015 and potentially future years in the U.S., we established in fiscal 2014 a valuation allowance on deferred tax assets in the U.S. that we believe will not be realized by the carryback provisions of U.S. tax law. U.S. tax law allows for the two-year carryback of losses and one-year carryback of credits to previous tax years which can generate a tax refund to the extent taxes were paid. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets. Our valuation allowance at June 30, 2014 was $13.0 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.
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

On September 13, 2013, the U.S. Treasury issued final tangible property regulations which broadly apply to amounts paid to acquire, produce or improve tangible property, as well as dispositions of such property. On August 18, 2014, the U.S. Treasury issued final tangible property regulations for dispositions of property subject to depreciation under Section 168 and general asset accounts and finalizes the asset disposition rules. The new tangible property regulations are effective for years beginning after January 1, 2014, or our fiscal 2015. Since we expect to elect the de minimus safe harbor election which provides symmetry between book and tax for the capitalization of tangible assets, these new regulations will not have a material impact on our financial statements.
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Three Months Ended
	September 30,
	2014	2013

Net cash used in operating activities	$(3,953)	$(5,909)
Net cash provided by (used in) investing activities	9,412	(1,016)
Net cash provided by (used in) financing activities	675	(3,039)
Effect of exchange rate changes on cash and cash equivalents	(645)	51
Net increase (decrease) in cash and cash equivalents	$5,489	$(9,913)
At September 30, 2014, we had cash, cash equivalents and short-term investments of $131.6 million, which primarily consisted of money market mutual funds, asset-backed securities, municipal securities and agency and corporate bonds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2014, our accounts receivable balance was $26.9 million, of which Ford and AT&T represented 51% and 17%, respectively.

Our future capital requirements will depend on many factors, including our ability to grow our revenue and control expenses in fiscal 2015 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to use cash in operating activities in fiscal 2015 and we may experience greater than expected cash usage in operating activities if revenue is lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash used in operating activities. Net cash used in operating activities was $4.0 million and $5.9 million in the three months ended September 30, 2014 and 2013, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our auto and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the three months ended September 30, 2014, cash used in operating activities was the result of a net loss of $7.9 million and $1.4 million from changes in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $1.5 million, stock-based compensation of $3.4 million and accretion of net premium on short-term investments of $0.5 million. In the three months ended September 30, 2013, cash provided by operating activities was provided principally by net income of $9,000, adjusted for non-cash charges for depreciation and amortization of $1.8 million, stock-based compensation of $2.5 million, and accretion of net premium on short-term investments of $0.9 million, partially offset by $11.3 million from changes in our operating assets and liabilities.

Net cash provided by (used in) investing activities. Our investing activities provided (used) $9.4 million and $(1.0) million during the three months ended September 30, 2014 and 2013, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. We expect to make additional purchases of property and equipment in future periods as we continue to invest in infrastructure, as well as replace equipment nearing the end of its service life. However, we will balance such purchases with our increasing use of hosted data services in an effort to more efficiently scale operations, particularly with respect to our growing advertising business. In the three months ended September 30, 2014, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $9.8 million. In the three months ended September 30, 2013, cash used in investing activities was principally the result of purchases of short-term investments, net of proceeds from sales and maturities, of $0.6 million, and purchases of property and equipment of $0.3 million.
Net cash provided by (used in) financing activities. During the three months ended September 30, 2014 and 2013, our financing activities provided (used) cash of $0.7 million and $(3.0) million, respectively. In the three months ended September 30, 2014, proceeds of $1.4 million were provided from the exercise of stock options, partially offset by $0.7 million of tax withholdings related to net share settlements of RSUs. In the three months ended September 30, 2013, we utilized $3.1 million of cash to repurchase shares of our common stock, partially offset by proceeds of $0.4 million from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of September 30, 2014, we had an aggregate of $32.4 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $32.4 million of future minimum commitments were comprised of $7.4 million due in fiscal 2015; $7.5 million due in fiscal 2016; $5.5 million due in fiscal 2017; $5.0 million due in fiscal 2018; $4.9 million due in fiscal 2019; and $2.1 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2014, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users and customers in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the RMB, and commencing in January 2014, the Romanian Leu. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As of September 30, 2014, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On April 30, 2010, Traffic Information, LLC, or Traffic Information, filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. In light of the reexamination and plaintiff's appeal of the reexamination findings, the Court stayed the case and the case will remains stayed and administratively closed unless the plaintiff obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. On March 12, 2014, Traffic Information filed an appeal with the U.S. Appeals Court for the Federal Circuit. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.
On October 10, 2014, PanTaurus LLC filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, alleging that we infringe the patent in suit by operating a Hadoop distributed file system. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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
Risk related to our business
We have incurred losses in fiscal 2014 and the first quarter of fiscal 2015, and expect that we will continue to incur losses at least through fiscal 2015. We do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net income (loss) was (23)% and 0% in the three months ended September 30, 2014 and 2013, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin has declined to 54% in the three months ended September 30, 2014 from 64% in the three months ended September 30, 2013 due primarily to the increased proportion of product revenue contributed from our on-board automotive navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers.
We anticipate that we will continue to incur net operating losses in fiscal 2015, as we anticipate increased expenditures and our gross profit is expected to decline despite slightly higher expected revenue. These expected losses are due in large part to an expected continued decline in our higher margin mobile navigation revenue. Furthermore, there is a lengthy delay between securing the award of a new customer contract with a top five global auto manufacturer and the timing of revenue thereto, as well as a substantial required upfront investment in research and development resources for such a new customer contract, and continued investments necessary due to the early nature of our advertising business. We also recently acquired skobbler, which will increase our operating expenses without an offsetting increase in revenue in the near term.
Although we are working to replace rapidly declining wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This will be the case for our recently announced top five global automaker customer. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with employees in higher cost geographic areas who have different skills. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2015 and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate. Although we acquired skobbler and have expended additional internal resources to develop our own OSM-based maps to reduce our mapping costs in the long-term, in the short-term, those development efforts will have a negative effect on our ability to become profitable.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the transition away from paid carrier navigation to freemium offerings for mobile phone based navigation services;

•	impact of results of the offering of a premium upgrade on a basic version of our service that is offered for free;

•	the ability of automobile manufacturer customers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the U.S.;

•	the effectiveness of our entry into new business areas, such as advertising;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	the loss of our relationship or a change in our revenue model with any particular wireless carrier customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	loss of subscribers by our wireless carrier customers or a continued reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products was introduced in fiscal 2010 in a limited number of vehicles and has now reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 53% and 40% of our revenue in the three months ended September 30, 2014 and 2013, respectively. We expect that Ford and other OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product or reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. In April 2014, our contract with Ford was extended through December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. After December 2017, Ford may elect not to renew our agreement. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties.
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
Delphi's, new, connected infotainment system, which integrates white label versions of our Scout for Cars on-board automotive platform, was introduced in model year 2013 vehicles for North America by General Motors. During fiscal 2014, Scout for Cars was launched with maps in South America. Delphi also plans to distribute our product in China with a major Chinese auto manufacturer in fiscal 2015. Even if we retain Delphi as a customer, automobile manufacturers may not elect to purchase Delphi's navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. If so, we may be unable to build a direct relationship with a given automobile manufacturer or with a different OEM.
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
The design and sales cycle for on-board or off-board automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. In January 2014, we announced that we entered into a contract with one of the top five largest global auto manufacturers to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. In the event that our product reaches production vehicles, we would not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. More recently, we have expanded our relationship with this manufacturer to include off-board and cloud based services for vehicles, commencing in model year 2016. There are no volume or revenue guarantees provided by this auto manufacturer.
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
We introduced Scout, a service that end users can access for navigation and planning with their mobile phones, computers, and cars. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs. If we fail to develop innovative products that automobile manufacturers and end users adopt, our operating results and financial condition could be harmed. Further, Google Inc., or Google, and Apple Inc., or Apple, have each developed technology platforms that they are marketing to auto manufacturers. If auto manufacturers adopt these platforms, they may also adopt Google and Apple’s navigation services that run on these platforms and if so, consumers may elect to use these free service offerings rather than pay for our products which are currently sold by Ford as new car features with substantial cost to the consumer.
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
Although we began providing advertising to some of our end users in 2010 and the percent of our revenue represented by advertising has grown rapidly, advertising was 8% of our total revenue during fiscal 2014 and is not expected to grow significantly over the first two quarters of fiscal 2015. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of experienced and productive sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation.
Our legacy wireless carrier mobile navigation business has continued to deteriorate and we have been unable to generate sufficient revenues from other navigation and advertising activities. If our legacy wireless carrier mobile navigation business continues to decline, our revenue and net income or loss will continue to be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint, which was our largest source of revenue until fiscal 2012, ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In the three months ended September 30, 2014 and 2013, AT&T represented 20% and 23% of our total revenue, respectively. In fiscal 2013, fiscal 2014 and the first quarter of fiscal 2015, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2015 and possibly beyond.
Our experience with Sprint and other mobile wireless carriers has been that subscribers do not opt to pay monthly recurring charges for mobile navigation products that were formerly bundled with other services and instead use free or freemium offerings. We have sought to develop other sources of revenue from our location-based platforms, including automotive navigation and location-based advertising, but we have not been able to fully replace the legacy mobile wireless carrier revenue. Our other sources of revenue have not achieved the critical mass to provide revenue as fast as the declines in mobile wireless carrier revenue and we believe we may be unable to replace the mobile wireless carrier revenue with stable, recurring revenue in the near term. As a result, we anticipate that we will continue to incur net losses in fiscal 2015 and possible future periods. If we are unable to demonstrate to investors that we have developed stable, long-term revenue streams, the trading prices of our common stock may decline further and investors may be unable to achieve liquidity through the sale of our common stock.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps product for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. We also do not know what the effect of the acquisition of Nokia’s mobile phone business by Microsoft will have on competition in the mobile navigation market. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, like Sprint did, or alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they feel that free (brought-in) offerings, for example Apple CarPlay or Google's auto initiatives, including Open Automotive Alliance, are adequate and may not purchase our solutions with their new cars.
Our primary competitors include location service providers such as Apple, Google (including Waze), Microsoft, Nokia, TeleCommunication Systems, or TCS, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; providers of Internet and mobile based maps and directions such as AOL Inc., Apple, MapQuest, Inc., Google, Microsoft, Yahoo Inc., Yelp Inc., Foursquare Labs, Inc. and Fullpower Technologies, Inc.; and wireless carriers and communication solutions providers developing their own location services. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, Robert Bosch GmbH, Elektrobit Corporation, Garmin, TomTom and NNG LLC, as well as other competitors such as Apple, Google, Microsoft and TCS. In our advertising business, we compete against Google, Apple, Millennial Media, Inc., xAD, Inc. and PlaceIQ, Inc., among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.    We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. Furthermore, in fiscal 2015 we adopted segment reporting which requires the allocation of goodwill and intangibles to each of our three business segments. As a result, our impairment review each year or on an interim basis shall be conducted by segment, which can result in a different outcome than if assessed on an overall consolidated basis.
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
Furthermore, we may identify other requisite content and content-related technologies, including certain geocoding data necessary for our OSM products, that we may be unable to license or develop internally.  If we are unsuccessful in these endeavors, we may not be able to successfully launch OSM-based products globally and across all desired product offerings.
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
Being selected to participate and being designed into new vehicle models is a lengthy and time consuming process and our navigation services platform may not be included for factors beyond our control if we are participating in the vehicle design with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our navigation services platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturer. These delays may make it difficult to predict when we will generate revenue from new customers. For example, we announced in January 2014 that we entered into an agreement with a top five global automobile manufacturer but we do not anticipate generating revenue related to the sale of vehicles under this agreement until certain model year 2016 vehicles come to market.
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
As of September 30, 2014, we had international operations in China, Mexico, Brazil, Germany and Romania. Our experience with wireless carriers, automobile manufacturers and OEMs and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 94% of our total revenue in each of the three months ended September 30, 2014 and 2013. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
Our success and future growth depend on the skills, working relationships and continued services of our management team. Our future performance will depend on our ability to continue to retain our senior management, particularly in the growth areas of our business, such as automotive and advertising.
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
We may in the future agree to defend and indemnify our customers in connection with the pending notifications or future demands, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, which may lead to disputes with our customers and may negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. Our agreements with certain customers may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or services infringed upon a third party’s rights. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted or if any of our customer agreements is terminated, our business, operating results and financial condition could be materially adversely affected. See Part II, Item 1, “Legal Proceedings.”

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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of September 30, 2014, only two research analyst published reports regarding our company. In addition, if our stock were to trade at prices below $5.00 per share in the future, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 44.8% of our common stock outstanding as of September 30, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.29+
Amended and Restated Territory License No. 8, dated August 18, 2014, by and between Telenav, Inc., HERE North America, LLC (f/k/a NAVTEQ North America, LLC), and Here Europe B.V. (f/k/a NAVTEQ Europe B.V.)
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

TELENAV, INC.

Dated:	November 6, 2014	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	November 6, 2014	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.29+
Amended and Restated Territory License No. 8, dated August 18, 2014, by and between Telenav, Inc., HERE North America, LLC (f/k/a NAVTEQ North America, LLC), and Here Europe B.V. (f/k/a NAVTEQ Europe B.V.)
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