Form 10-Q
period 2014-12-31
Telenav, Inc.
filed 2015-02-05
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2014

or

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
As of December 31, 2014, there were approximately 39,902,801 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31, 2014	June 30, 2014*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,987	$14,534
Short-term investments	113,096	122,315
Accounts receivable, net of allowances of $211 and $206 at December 31, 2014 and June 30, 2014, respectively	31,272	25,762
Deferred income taxes	116	784
Restricted cash	5,097	5,995
Income taxes receivable	14,175	6,932
Prepaid expenses and other current assets	6,439	9,491
Total current assets	185,182	185,813
Property and equipment, net	7,768	8,814
Deferred income taxes, non-current	545	550
Goodwill and intangible assets, net	39,033	40,733
Other assets	4,019	3,931
Total assets	$236,547	$239,841
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,132	$502
Accrued compensation	8,918	12,874
Accrued royalties	9,827	3,671
Other accrued expenses	10,332	12,343
Deferred revenue	5,219	2,381
Income taxes payable	868	804
Total current liabilities	36,296	32,575
Deferred rent, non-current	5,417	7,129
Other long-term liabilities	8,937	7,732
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 39,903 and 39,462 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	40	40
Additional paid-in capital	135,587	129,278
Accumulated other comprehensive income (loss)	(989)	576
Retained earnings	51,259	62,511
Total stockholders’ equity	185,897	192,405
Total liabilities and stockholders’ equity	$236,547	$239,841
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2014
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:
Product	$23,461	$18,367	$42,377	$37,658
Services	16,319	18,794	32,390	43,799
Total revenue	39,780	37,161	74,767	81,457
Cost of revenue:
Product	12,824	9,367	23,002	18,676
Services	6,709	5,807	12,491	12,547
Total cost of revenue	19,533	15,174	35,493	31,223
Gross profit	20,247	21,987	39,274	50,234
Operating expenses:
Research and development	16,620	14,173	33,618	28,716
Sales and marketing	6,710	7,838	12,906	15,456
General and administrative	5,697	6,702	11,910	12,573
Restructuring costs	565	283	565	831
Total operating expenses	29,592	28,996	58,999	57,576
Loss from operations	(9,345)	(7,009)	(19,725)	(7,342)
Other income, net	870	1,121	2,173	1,403
Loss before benefit for income taxes	(8,475)	(5,888)	(17,552)	(5,939)
Benefit for income taxes	(5,752)	(1,891)	(6,892)	(1,951)
Net loss	$(2,723)	$(3,997)	$(10,660)	$(3,988)

Net loss per share:
Basic	$(0.07)	$(0.10)	$(0.27)	$(0.10)
Diluted	$(0.07)	$(0.10)	$(0.27)	$(0.10)
Weighted average shares used in computing net loss per share:
Basic	39,916	38,508	39,727	38,660
Diluted	39,916	38,508	39,727	38,660

Stock compensation expense included above:
Cost of revenue	$27	$30	$51	$66
Research and development	1,125	1,063	2,625	2,072
Sales and marketing	730	769	1,494	1,466
General and administrative	657	801	1,757	1,542
Total stock compensation expense	$2,539	$2,663	$5,927	$5,146
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Net loss	$(2,723)	$(3,997)	$(10,660)	$(3,988)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(360)	(6)	(1,005)	45
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(115)	101	(304)	240
Reclassification adjustments for gain on available-for-sale securities recognized, net of tax	(11)	(67)	(256)	(86)
Net increase (decrease) from available-for-sale securities, net of tax	(126)	34	(560)	154
Other comprehensive income (loss), net of tax:	(486)	28	(1,565)	199
Comprehensive loss	$(3,209)	$(3,969)	$(12,225)	$(3,789)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2014	2013
Operating activities
Net loss	$(10,660)	$(3,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,876	3,424
Amortization of net premium on short-term investments	850	1,904
Stock-based compensation expense	5,927	5,146
Loss on disposal of property and equipment	8	14
Bad debt expense	14	59
Excess tax benefits from employee stock option plans	—	259
Changes in operating assets and liabilities:
Accounts receivable	(5,524)	2,187
Deferred income taxes	673	(2,065)
Restricted cash	898	(10,964)
Income taxes receivable	(7,243)	—
Prepaid expenses and other current assets	3,052	(1,200)
Other assets	42	405
Accounts payable	647	(562)
Accrued compensation	(3,956)	(287)
Accrued royalties	6,156	(4,669)
Accrued expenses and other liabilities	(953)	9,059
Income taxes payable	64	(301)
Deferred rent	(1,104)	(650)
Deferred revenue	2,807	(4,573)
Net cash used in operating activities	(5,426)	(6,802)
Investing activities
Purchases of property and equipment	(512)	(540)
Purchases of short-term investments	(87,803)	(41,820)
Purchase of long-term investments	(200)	(600)
Proceeds from sales and maturities of short-term investments	95,611	67,543
Net cash provided by investing activities	7,096	24,583
Financing activities
Proceeds from exercise of stock options	1,781	638
Repurchase of common stock	(1,139)	(6,277)
Tax withholdings related to net share settlements of restricted stock units	(854)	(513)
Excess tax benefits from employee stock option plans	—	(259)
Net cash used in financing activities	(212)	(6,411)
Effect of exchange rate changes on cash and cash equivalents	(1,005)	45
Net increase in cash and cash equivalents	453	11,415
Cash and cash equivalents, at beginning of period	14,534	25,787
Cash and cash equivalents, at end of period	$14,987	$37,202
Supplemental disclosure of cash flow information
Income taxes paid, net	$97	$220
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our overall operating results for the three and six months ended December 31, 2014 and 2013.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2014, included in our Annual Report on Form 10-K for fiscal 2014 filed with the U.S. Securities and Exchange Commission, or SEC.
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
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company, or Ford, comprised 57% and 46% of revenue for the three months ended December 31, 2014 and 2013, respectively, and  55% and  43% of revenue for the six months ended December 31, 2014 and 2013, respectively. As of December 31, 2014 and June 30, 2014, receivables due from Ford were 57% and 47% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 18% and 26% of revenue for the three months ended December 31, 2014 and 2013, respectively, and  19% and 25% of revenue for the six months ended December 31, 2014 and 2013, respectively. Receivables due from AT&T were 12% and 19% of total accounts receivable at December 31, 2014 and June 30, 2014, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.
Certain of our licensed map, points of interest, or POI, and traffic data have been provided principally by TomTom North America, Inc., or TomTom, and HERE North America, LLC, or HERE, a Nokia Corporation, or Nokia, company, in the three

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

and six months ended December 31, 2014 and 2013. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of December 31, 2014 and June 30, 2014, we had restricted cash of $5.1 million and $6.0 million, respectively, on our consolidated balance sheets, comprised primarily of an overpayment from a customer that will be refunded.
Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, during the six months ended December 31, 2014, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2014	$321	$255	$576
Other comprehensive loss before reclassifications, net of tax	(1,005)	(304)	(1,309)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(256)	(256)
Other comprehensive loss, net of tax	(1,005)	(560)	(1,565)
Balance, net of tax as of December 31, 2014	$(684)	$(305)	$(989)

The amounts reclassified from accumulated other comprehensive income (loss), net of tax, were determined using the specific identification method and the amounts were included in other income, net, for the six months ended December 31, 2014, and 2013, respectively.

The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material for the six months ended December 31, 2014, and 2013, respectively.
Long-term investments

As of December 31, 2014, our investments in privately-held companies totaled $2 million. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-basis investments are carried at historical cost in our condensed consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost-basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-basis investments for impairment. We did not record any impairment charges for the six months ended December 31, 2014, and 2013, respectively.

During the three months ended December 31, 2014, we recorded a $0.2 million gain in other income, net from the sale in fiscal 2014 of an investment in a privately-held company, for which the proceeds were received in fiscal 2015.
Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of our fiscal year ending June 30, 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In June 2013, the FASB, ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  We adopted this amendment in the first quarter of fiscal 2015, and the adoption did not have a material effect on our consolidated financial statements.

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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net loss	$(2,723)	$(3,997)	$(10,660)	$(3,988)
Weighted average common shares used in computing net loss per share, basic and diluted	39,916	38,508	39,727	38,660
Net loss per share, basic and diluted	$(0.07)	$(0.10)	$(0.27)	$(0.10)

The following outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Stock options	5,387	5,935	5,387	5,935
Restricted stock units	4,810	3,048	4,810	3,048
Restricted common stock	—	228	—	228
Total	10,197	9,211	10,197	9,211

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three or six months ended December 31, 2014 and 2013.
Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$14,566	$—	$—	$14,566
Cash equivalents:
Money market mutual funds	421	—	—	421
Total cash equivalents	421	—	—	421
Total cash and cash equivalents	14,987	—	—	14,987
Short-term securities:
U.S. agency securities	561	—	(1)	560
Asset-backed securities	13,311	—	(18)	13,293
Municipal securities	16,878	17	(10)	16,885
Commercial paper	2,748	1	—	2,749
Agency bonds	10,591	—	(6)	10,585
Corporate bonds	69,175	20	(171)	69,024
Total short-term investments	113,264	38	(206)	113,096
Cash, cash equivalents and short-term investments	$128,251	$38	$(206)	$128,083

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$12,912	$—	$—	$12,912
Cash equivalents:
Money market mutual funds	622	—	—	622
Commercial paper	1,000	—	—	1,000
Total cash equivalents	1,622	—	—	1,622
Total cash and cash equivalents	14,534	—	—	14,534
Short-term investments:
Municipal securities	96,522	330	(4)	96,848
Commercial paper	997	2	—	999
Corporate bonds	24,402	68	(2)	24,468
Total short-term investments	121,921	400	(6)	122,315
Cash, cash equivalents and short-term investments	$136,455	$400	$(6)	$136,849

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2014 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$44,210	$44,207
Due within two years	47,691	47,595
Due after two years	21,363	21,294
Total	$113,264	$113,096

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of December 31, 2014, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at December 31, 2014 (in thousands):

	Fair Value Measurements at December 31, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$421	$421	$—	$—
Total cash equivalents	421	421	—	—
Short-term investments:
U.S. agency securities	560	560	—	—
Asset-backed securities	13,293	—	13,293	—
Municipal securities	16,885	—	16,885	—
Commercial paper	2,749	—	2,749	—
Agency bonds	10,585	—	10,585	—
Corporate bonds	69,024	—	69,024	—
Total short-term investments	113,096	560	112,536	—
Cash equivalents and short-term investments	$113,517	$981	$112,536	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2014 (in thousands):

	Fair Value Measurements at June 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$622	$622	$—	$—
Commercial paper	1,000	—	1,000	—
Total cash equivalents	1,622	622	1,000	—
Short-term investments:
Municipal securities	96,848	—	96,848	—
Commercial paper	999	—	999	—
Corporate bonds	24,468	—	24,468	—
Total short-term investments	122,315	—	122,315	—
Cash equivalents and short-term investments	$123,937	$622	$123,315	$—
Amortization of net premium on short-term investments totaled $0.9 million and $1.9 million in the six months ended December 31, 2014 and 2013, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the six months ended December 31, 2014 and 2013, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2014 or June 30, 2014.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

5.	Commitments and contingencies
Operating lease and purchase obligations
As of December 31, 2014, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter
Operating lease obligations, net of sublease income	$24,535	$2,765	$5,458	$5,093	$4,774	$4,553	$1,892
Purchase obligations	4,222	2,213	1,728	281	—	—	—
Total contractual obligations	$28,757	$4,978	$7,186	$5,374	$4,774	$4,553	$1,892
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014 the U.S. Court of Appeals for the Federal Circuit reversed the district court’s claim construction and overturned the district court’s grant of summary judgment of noninfringement. The case has been sent back to the U.S. District Court for the District of Delaware. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC, or Traffic Information, filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the U.S. Patent and Trademark Office, or PTO, and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. In light of the reexamination and plaintiff's appeal of the reexamination findings, the court stayed the case and the case will remain stayed and administratively closed unless the plaintiff obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. Traffic Information filed an appeal with the U.S. Appeals Court for the Federal Circuit, and on January 20, 2015, the court affirmed the PTO's finding of invalidity. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.
On October 10, 2014, PanTaurus LLC filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, alleging that we infringe the patent in suit by operating a Hadoop distributed file system. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On January 9, 2015 we

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

entered into a confidential license and settlement agreement for an immaterial amount with the Plaintiff, and on January 21, 2015 the parties moved to dismiss the lawsuit. On January 26, 2015 the district court dismissed the case.
On November 24, 2014 Rothschild Location Technologies, LLC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging that Telenav Track infringes U.S. Patent No. 8,606,503. The patent in suit claims a method and system for the remote entering, storing and sharing of location information. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.

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
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. After T-Mobile also sought indemnification and defense from Google, Inc., or Google, Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed while the PTO completed its reexamination of the validity of the patents at issue. The PTO has concluded its reexamination of two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. At this time, all patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product have been cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT has amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. Accordingly, the court lifted the stays in those suits and the Alltel and Sprint matters are ongoing. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our indemnification and defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2014	5,697	$5.59
Granted	494
Exercised	(391)
Canceled	(413)
Options outstanding as of December 31, 2014	5,387	$5.44	5.05	$9,685
As of December 31, 2014:
Options vested and expected to vest	5,195	$5.39	5.00	$9,552
Options exercisable	4,080	$5.07	4.41	$8,802
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2014	4,710
Granted	1,231
Vested	(339)
Canceled	(792)
RSUs outstanding as of December 31, 2014	4,810	1.65	$32,081
As of December 31, 2014:
RSUs expected to vest	4,045	1.53	$26,983

RSUs vested above includes approximately 117,000 shares withheld for taxes related to net share settlements of RSUs.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the six months ended December 31, 2014, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 1,578,000 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2014	605
Additional shares authorized	1,578
Granted	(1,725)
RSUs withheld for taxes in net share settlements	117
Canceled	1,208
Shares available for grant as of December 31, 2014	1,783
The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Stock option awards	$545	$1,025	$1,234	$2,284
RSU awards	1,945	1,182	4,187	1,950
Restricted common stock	49	456	506	912
Total stock-based compensation expense	$2,539	$2,663	$5,927	$5,146
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Expected volatility	59%	—%	54%	62%
Expected term (in years)	4.42	—	4.38	4.45
Risk-free interest rate	1.49%	—%	1.62%	1.44%
Dividend yield	—	—	—	—
No stock option awards were granted during the three months ended December 31, 2013.

8.	Stock repurchase program
In September 2014, we announced that our Board of Directors authorized a program for the repurchase of shares of our common stock up to an aggregate of $10.0 million through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $1.1 million of cash to repurchase 169,986 shares of our common stock at an average purchase price of $6.70 per share during the six months ended December 31, 2014. As of December 31, 2014, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $8.9 million.
Repurchased shares are retired and designated as authorized but unissued shares. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

our stock repurchases during the six months ended December 31, 2014, we reduced common stock and APIC by an aggregate of $0.5 million and charged $0.6 million to retained earnings.

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate, which resulted in the recognition of a tax benefit, was 39% in the six months ended December 31, 2014 compared to an effective tax benefit rate of 33% in the six months ended December 31, 2013. Our effective tax benefit rate of 39% for the six months ended December 31, 2014 resulted from our effective tax benefit rates of 13% for the three months ended September 30, 2014 and 68% for the three months ended December 31, 2014. Our effective tax benefit rate of 68% and 39% for the three and six months ended December 31, 2014, respectively, was greater than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to the recognition of a $3.0 million state income tax refund as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010, as discussed further below, as well as true up adjustments totaling $1.5 millionin connection with the filing of our fiscal 2014 tax return, partially offset by an increase in the valuation allowance as a result of the limitations of benefit from the tax carryback. Our effective tax benefit rate of 33% for the six months ended December 31, 2013 was lower than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to nondeductible stock compensation and nondeductible expenses partially offset by the exempt income and research and development credits.
In January 2015, we received $8.0 million of the total $8.6 million receivable due for a U.S. federal tax refund resulting from our ability to carryback fiscal 2014 losses and credits to previous years.
We also received a $3.0 million income tax refund in January 2015 from the state of California as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010. We amended our fiscal 2009 and 2010 returns due to a favorable tax ruling we received with respect to an alternative apportionment method. The state refund was not previously recognized due to uncertainties with respect to the interpretation of the tax ruling, the outcome of the audit of the amended returns, and the method in which the overpayment would ultimately be settled. The $3.0 million state income tax refund has been recorded as a discrete tax benefit in the three and six months ended December 31, 2014.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of December 31, 2014 and June 30, 2014, our cumulative unrecognized tax benefits were $6.4 million and $6.9 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2014 and June 30, 2014 was $4.6 million and $5.5 million, respectively, that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $754,000 and $603,000 for the payment of interest and penalties at December 31, 2014 and June 30, 2014, respectively.
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
In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets were not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings and losses, the timing of which is uncertain. Due to losses in fiscal 2014 and expected losses in fiscal 2015 and potentially future years in the U.S., we established commencing in fiscal 2014 a valuation allowance on deferred tax assets in the U.S. that we believe will not be realized by the carryback provisions of U.S. tax law. U.S. tax law allows for the two-year carryback of losses and one-year carryback of credits to previous tax years which can generate a tax refund to the extent taxes were paid. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets. Our valuation allowance at June 30, 2014 was $13.0 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.
On September 13, 2013, the U.S. Treasury issued final tangible property regulations which broadly apply to amounts paid to acquire, produce or improve tangible property, as well as dispositions of such property. On August 18, 2014, the U.S.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

On December 19, 2014, the Tax Increase Prevention Act of 2014 became effective, which provides one year retroactive tax relief for businesses by reinstating retroactively to January 1, 2014, certain tax benefit and credits that had expired. These provisions automatically expired again on December 31, 2014. The research and development credit was retroactively extended in this legislation. We have recorded a discrete tax benefit of $0.4 million for the research and development credit for the period January through June 2014 due to our ability to carryback the credit and receive a refund. We have not recorded a tax benefit for the research and development credit in the current year due to our current loss and the lack of carryback refund opportunity.
10. Acquisitions
skobbler GmbH
On January 29, 2014, we completed our acquisition of all of the shares of privately held skobbler GmbH, or skobbler, a navigation company based in Germany. We acquired skobbler for consideration of approximately $23.8 million, consisting of approximately $19.2 million in cash and $4.6 million in shares of our restricted common stock. We believe the acquisition of skobbler will enable us to combine its OpenStreetMap (OSM)-based GPS navigation technology with our existing automotive and mobile navigation solutions. The transaction was accounted for under the acquisition method of accounting. We recorded the assets acquired and liabilities assumed at their estimated fair value, with the difference between the fair value of the net assets acquired and the purchase consideration reflected as goodwill.
The total purchase consideration of $23.8 million was comprised of $19.2 million in cash and 731,623 shares of our common stock valued at $4.6 million. The 731,623 shares of our common stock are held in escrow and will be released at the rate of 50% per year on each anniversary date of closing. The first 50% of these shares were released from escrow on January 29, 2015. These shares are released from escrow solely with the passage of time and do not contain a service or performance requirement. In addition to the total purchase consideration, we issued 634,920 inducement RSUs to the founders of skobbler. The fair value of the 634,920 RSUs issued in connection with the acquisition was $4.0 million, which has been accounted for as post-combination stock-based compensation and is being amortized over a weighted average period of 2.0 years.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

11. Restructuring costs

During fiscal 2014, in order to further align our resources and consolidate facilities, we initiated a restructuring plan consisting of the elimination of 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. In fiscal 2014, we also commenced our consolidation of our Sunnyvale, California headquarters facilities from two buildings into one and closed our Boston, Massachusetts office. As a result, we recorded restructuring charges of $2.0 million related to the impairment of the facility leases. Of this amount, $831,000 related to facility lease impairment was charged to restructuring expenses in the six months ended December 31, 2013.
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
The activity related to the restructuring liabilities established is presented in the following table (in thousands):

	Severance and Benefits	Facility Exit Costs and Asset Impairment	Total
Balance at June 30, 2014	$2,126	$2,743	$4,869
Restructuring expenses	—	903	903
Cash payments	(2,104)	(757)	(2,861)
Other	(3)	61	58
Balance at December 31, 2014	$19	$2,950	$2,969

The $903,000 charge to our restructuring liabilities was due primarily to a reassessment of our facility impairment costs in accordance with our restructuring plans in fiscal 2014 and 2013. This charge was partially offset by the reversal of a deferred rent liability related to the impaired facilities, resulting in restructuring expense of $565,000 recognized in our statement of operations for the six months ended December 31, 2014.
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

Commencing July 1, 2014, we began to report results in three business segments:

Automotive - Our Automotive segment provides our map and navigation platform to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as maps, POI, or traffic.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Prior to July 1, 2014, we operated in a single segment: location-based platform services. We have conformed our single segment results for the three and six months ended December 31, 2013 to the current period presentation for comparative purposes.

Our segment results for the three and six months ended December 31, 2014 and 2013 were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue
Automotive	$24,077	$18,964	$43,579	$38,854
Advertising	4,732	2,868	8,707	4,948
Mobile Navigation	10,971	15,329	22,481	37,655
Total revenue	39,780	37,161	74,767	81,457
Cost of revenue
Automotive	13,240	9,367	23,636	18,676
Advertising	3,298	1,826	5,838	3,079
Mobile Navigation	2,995	3,981	6,019	9,468
Total cost of revenue	19,533	15,174	35,493	31,223
Gross profit
Automotive	10,837	9,597	19,943	20,178
Advertising	1,434	1,042	2,869	1,869
Mobile Navigation	7,976	11,348	16,462	28,187
Total gross profit	$20,247	$21,987	$39,274	$50,234
Gross margin
Automotive	45%	51%	46%	52%
Advertising	30%	36%	33%	38%
Mobile Navigation	73%	74%	73%	75%
Total gross margin	51%	59%	53%	62%

13. Subsequent events

In January 2015, we received $8.0 million of the total $8.6 million receivable due for a U.S. federal tax refund resulting from our ability to carryback fiscal 2014 losses and credits to previous years.
In January 2015, we also received a $3.0 million income tax refund from the state of California as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010.

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
In this Form 10-Q, “we,” “us,” “our” and "Telenav" refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2014 as “fiscal 2014" and the fiscal year ending June 30, 2015 as "fiscal 2015.”
Overview

Telenav is a leading provider of location-based platform services. These services consist of our map and navigation platform and our advertising delivery platform. Our map and navigation platform allows Telenav to deliver enhanced location- based services to developers, auto manufacturers and end users. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. Recently, we have focused on enhancing our map and navigation platform by closely aligning our technology to the OpenStreetMap, or OSM, community. In January 2014, we completed our acquisition of all of the shares of privately held skobbler GmbH, or skobbler, a location-based services company based in Germany. We believe the acquisition of skobbler will enable us to combine its OSM-based GPS navigation technology with our existing automotive and mobile navigation solutions.
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
We offer our map and navigation platform to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as maps, points of interest, or POI, and traffic. We believe that our history as a cloud-based supplier of navigation services provides a unique advantage in the marketplace over our competitors. Our primary customer to date, Ford Motor Company, or Ford, currently distributes our on-board product as an optional feature with the majority of its models in the U.S. Our product is now included in models manufactured in the U.S., Canada, Mexico, Europe and China, as well as offered in models in South America, Australia and New Zealand. We also have a relationship with an automotive OEM, Delphi Automotive Systems LLC, or Delphi, that distributes our on-board product with another major global auto manufacturer and a major China auto manufacturer. In January 2014, we announced an agreement with a top five global auto manufacturer, recently disclosed as General Motors, or GM, for integration of our embedded and connected solutions in its vehicles, which we expect to be launched in model year 2017. Our relationship with GM includes off-board and cloud-based services for vehicles, commencing in calendar year 2015. Under the terms of the agreement, we expect our connected services to support navigation in more than 100 countries. There are no volume or revenue guarantees provided by GM.

Our advertising delivery platform offers advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and offer unique value to brick-and-mortar and brand advertisers through our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through programmatic real-time bidding, or RTB, tools. In December 2014, our platform had access to over 239 billion potential ad impressions.
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
Recent Developments

Commencing on July 1, 2014, we began to report results in three business segments:

Automotive - Our Automotive segment provides our map and navigation platform to auto manufacturers and OEMs, for distribution with their vehicles. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as maps, POI or traffic.

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

In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location- based services platform, which includes mapping and one-box search. This is part of a broader global strategic relationship with GM that we announced as "another top five auto OEM award" in January 2014.

In January 2015, we announced that we were selected to power the navigation experience of the next generation Ford SYNC®3 infotainment system. We expect to provide SYNC®3 users with an enhanced driving and navigation experience, including simplified one-box search functionality, multi-touch map technology, and more.

In November 2014, a top 10 global automotive OEM selected us as its preferred navigation provider for the China market. This is not a binding award and during the next few months, we expect to work to execute a binding agreement. This program is targeted to launch in the first half of calendar year 2017.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue	$39,780	$37,161	$74,767	$81,457
Gross margin	51%	59%	53%	62%
Non-GAAP gross margin	53%	61%	55%	64%
Automotive gross margin	45%	51%	46%	52%
Automotive non-GAAP gross margin	46%	51%	47%	52%
Advertising gross margin	30%	36%	33%	38%
Advertising non-GAAP gross margin	39%	51%	43%	55%
Mobile navigation gross margin	73%	74%	73%	75%
Mobile navigation non-GAAP gross margin	74%	77%	75%	77%
Net loss	$(2,723)	$(3,997)	$(10,660)	$(3,988)
Non-GAAP net income (loss)	$(2,995)	$(990)	$(6,866)	$2,193
Adjusted EBITDA	$(4,842)	$(2,433)	$(10,357)	$2,059
Diluted net loss per share	$(0.07)	$(0.10)	$(0.27)	$(0.10)
Diluted non-GAAP net income (loss) per share	$(0.08)	$(0.03)	$(0.17)	$0.05

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
Non-GAAP gross margin measures our GAAP gross margin, excluding the impact of stock-based compensation expense and capitalized software and developed technology amortization expenses. Non-GAAP net income (loss) measures GAAP net income (loss), excluding the impact of stock-based compensation expense, capitalized software and developed technology amortization expenses, and other items such as tax benefits, legal settlements and restructuring costs, net of taxes. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us. While we include the dilutive impact of such equity awards in weighted average shares outstanding, the expense associated with stock-based awards reflects a non-cash charge that we exclude from non-GAAP net income (loss), non-GAAP net income (loss) per share, and adjusted EBITDA. Capitalized software amortization expense represents internal software costs that are previously capitalized and charged to expense as the software is used in our operations. Developed technology amortization expense relates to the amortization of acquired intangible assets. Tax benefits represent income tax refunds and true up adjustments in connection with the filing of our tax return. Legal settlements represent settlements from patent litigation cases in which we are defendants and royalty disputes.  Restructuring costs represent recognition of the estimated amount of costs associated with restructuring activities. Our non-GAAP tax rate differs from the GAAP tax rate due to the elimination of any tax effect of the GAAP stock-based compensation expenses, capitalized software and developed technology amortization expenses, legal settlements, restructuring costs, and other items that are being eliminated to arrive at the non-GAAP net income (loss).
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
The following tables present reconciliations of gross margin to non-GAAP gross margin, net income (loss) to non-GAAP net income (loss) and net income (loss) to adjusted EBITDA for each of the periods indicated (dollars in thousands):

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Gross margin	45%	51%	30%	36%	73%	74%	51%	59%
Adjustments:
Capitalized software and developed technology amortization	1%	—%	9%	15%	1%	3%	2%	2%
Non-GAAP gross margin	46%	51%	39%	51%	74%	77%	53%	61%

	Automotive		Advertising		Mobile Navigation		Total
	Six Months Ended December 31,		Six Months Ended December 31,		Six Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013	2014	2013	2014	2013
Gross margin	46%	52%	33%	38%	73%	75%	53%	62%
Adjustments:
Capitalized software and developed technology amortization	1%	—%	10%	17%	2%	2%	2%	2%
Non-GAAP gross margin	47%	52%	43%	55%	75%	77%	55%	64%
The impact of adjusting for stock-based compensation in determining non-GAAP gross margin is less than 1% for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net loss	$(2,723)	$(3,997)	$(10,660)	$(3,988)
Adjustments:
Benefit from income tax due to tax return filings	(4,061)	—	(4,061)	—
Restructuring costs	565	283	565	831
Capitalized software and developed technology amortization	867	818	1,770	1,718
Stock-based compensation expense:
Cost of revenue	27	30	51	66
Research and development	1,125	1,063	2,625	2,072
Sales and marketing	730	769	1,494	1,466
General and administrative	657	801	1,757	1,542
Total stock-based compensation	2,539	2,663	5,927	5,146
Tax effect of adding back adjustments	(182)	(757)	(407)	(1,514)
Non-GAAP net income (loss)	$(2,995)	$(990)	$(6,866)	$2,193

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net loss	$(2,723)	$(3,997)	$(10,660)	$(3,988)
Adjustments:
Restructuring costs	565	283	565	831
Stock-based compensation expense	2,539	2,663	5,927	5,146
Depreciation and amortization	1,399	1,630	2,876	3,424
Interest and other income, net	(870)	(1,121)	(2,173)	(1,403)
Benefit for income taxes	(5,752)	(1,891)	(6,892)	(1,951)
Adjusted EBITDA	$(4,842)	$(2,433)	$(10,357)	$2,059

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

In addition, the amount we are paid per end user in our revenue sharing arrangements may also vary depending upon the metric used to determine the amount of the payment, including the number of end users at any time during a month, the average monthly paying end users, the number and timing of end user billing cycles and end user activity. Although our wireless carrier customers generally have sole discretion about how to price our mobile navigation services to their subscribers, our revenue sharing arrangements generally include monthly minimum fees per end user. To a much lesser extent, we also sell our services directly to consumers through application stores and marketplaces.
Revenue from our Automotive segment represented 58% and 48% of our revenue in the six months ended December 31, 2014 and 2013, respectively. Ford represented 55% and 43% of our revenue in the six months ended December 31, 2014 and 2013, respectively. In April 2014, our contract with Ford was extended through December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal.
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
Revenue from our Advertising segment, which includes the delivery of search and display, location-based ads, represented 12% and 6% of our revenue in the six months ended December 31, 2014 and 2013, respectively. Our advertising revenue is derived from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. Our ad search revenue is earned from the delivery of location-based ad impressions targeted to end users engaged in a specific search task utilizing our mobile navigation solutions. Such ad search revenue represented less than 10% of our overall advertising revenue. Our display revenue relates to the advertising business developed via our Thinknear acquisition that delivers targeted location-based impressions to end users of third party developer applications.

Revenue from our Mobile Navigation segment represented 30% and 46% of our revenue in the six months ended December 31, 2014 and 2013, respectively. Subscription fee revenue from our mobile navigation service declined from the six months ended December 31, 2013 to 2014, primarily due to the termination of the fixed fee with Sprint at a lower rate that eventually ceased in September 2013 and a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and others, including T-Mobile USA, or T-Mobile, U.S. Cellular Corporation, or USCC, and Comunicaciones Nextel de Mexico, S.A. de C.V., a subsidiary of NII Holdings, Inc., or NII Mexico.
AT&T represented 19% and 25% of our revenue in the six months ended December 31, 2014 and 2013, respectively. In March 2015, our agreement with AT&T will be automatically renewed, under its existing terms through March 2016, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. During fiscal 2015, we anticipate that we will continue to depend on AT&T for a material portion of our revenue; however, we have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect them to continue to decline substantially.
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

In the six months ended December 31, 2014 and 2013, we generated 95% and 94% of our revenue, in the United States, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.
Cost of revenue
Our cost of revenue consists primarily of the cost of third party content, such as map, POI, traffic, gas price and weather data and voice recognition technology that we use in providing our navigation solutions. Our cost of revenue also includes the cost of third party exchange ad inventory as well as expenses associated with third party hosting services, data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology. The largest components of our cost of revenue are the fees we pay to providers of map, POI and traffic data, including TomTom North America, Inc., or TomTom, and HERE North America, LLC, or HERE. We have agreements with TomTom and HERE pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis, and on a per installed vehicle basis. With respect to TomTom, we are required to pay certain minimum fees for access to its content by our mobile navigation customers, as well as a usage fee. Although we recently began using OSM for certain of our freemium navigation products, we do not anticipate that we will cease to use TomTom and HERE in the near-term on our paid navigation solutions.
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

While we expect that services revenue from wireless carrier customers will continue to decline substantially in fiscal 2015, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing OSM content on our freemium navigation applications resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for data center operations. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. While our product revenue is expected to increase in fiscal 2015 due to continued growth in automotive, much of this growth will be generated from distribution of our automotive solution with Ford in China and Europe where the underlying content costs are significantly higher on a per unit basis. Consequently, we expect that our overall total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our navigation offerings provided through wireless carriers.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. In addition, in fiscal 2014 we incurred restructuring costs primarily related to severance and benefits expense associated with reductions in workforce and facility exit costs associated with consolidation of facilities. In the second quarter of fiscal 2015, we incurred restructuring costs primarily related to a reassessment of our facility impairment costs. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Effective in the first quarter of fiscal 2015, we began classifying product management costs as a component of research and development expenses due to the change made effective July 1, 2014 whereby this function no longer reports into the sales and marketing organization. Previously such costs had been included within sales and marketing expenses.
We have reduced certain headcount and achieved greater operational effectiveness in supporting our traditional mobile navigation services. Despite our recent restructuring efforts, we expect that certain costs will continue to increase over time, including compensation and related costs; however, we are continuing to evaluate spending in certain areas and to take actions to create greater efficiencies. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel into, our growth areas, which include automotive and mobile advertising, with a recent emphasis on hiring advertising sales personnel and related support functions. Effective in the first quarter of fiscal 2015, we began classifying product management costs as a component of research and development expenses.
Research and development. Research and development expenses consist primarily of personnel costs for our development and product management employees and costs of outside consultants and temporary staffing. Product management costs are classified as research and development expenses commencing July 1, 2014. We have focused our research and development efforts on improving the ease of use and functionality of our existing services, as well as developing new service and product offerings in our existing markets and in new markets. In addition to our U.S. employee base, a significant number of our research and development employees are located in our development centers in China and, as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB. In addition, with our January 2014 acquisition of skobbler, we have a significant number of employees in Romania and incur research and development expenses in the Romanian Leu.
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
Other income (expense), net. Other income (expense), net consists primarily of interest we earn on our cash and cash equivalents and short-term investments, gain or loss on investments and foreign currency transaction gains or losses.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes primarily consists of corporate income taxes related to profits or losses earned in the United States or corporate income tax refunds expected to be derived from losses incurred in the United States that may be carried back to prior fiscal years. Our effective tax rate could fluctuate significantly from period to period, particularly in those periods in which we incur losses, due to our ability to benefit from the carryback of net operating losses within the carryback period and the available amount therein, if any. Furthermore, on a quarterly basis our tax rates can fluctuate and could be adversely affected by increases in nondeductible stock compensation or other nondeductible expenses. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended December 31, 2014 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2014.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of operations

The following tables set forth our results of operations for the three and six months ended December 31, 2014 and 2013, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Consolidated Statements of Operations Data	2014	2013	2014	2013
	(in thousands)
Revenue:
Product	$23,461	$18,367	$42,377	$37,658
Services	16,319	18,794	32,390	43,799
Total revenue	39,780	37,161	74,767	81,457
Cost of revenue:
Product	12,824	9,367	23,002	18,676
Services	6,709	5,807	12,491	12,547
Total cost of revenue	19,533	15,174	35,493	31,223
Gross profit	20,247	21,987	39,274	50,234
Operating expenses:
Research and development	16,620	14,173	33,618	28,716
Sales and marketing	6,710	7,838	12,906	15,456
General and administrative	5,697	6,702	11,910	12,573
Restructuring costs	565	283	565	831
Total operating expenses	29,592	28,996	58,999	57,576
Loss from operations	(9,345)	(7,009)	(19,725)	(7,342)
Other income, net	870	1,121	2,173	1,403
Loss before benefit for income taxes	(8,475)	(5,888)	(17,552)	(5,939)
Benefit for income taxes	(5,752)	(1,891)	(6,892)	(1,951)
Net loss	$(2,723)	$(3,997)	$(10,660)	$(3,988)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Revenue:	(as a percentage of revenue)
Product	59%	49%	57%	46%
Services	41%	51%	43%	54%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	32%	25%	31%	23%
Services	17%	16%	16%	15%
Total cost of revenue	49%	41%	47%	38%
Gross profit	51%	59%	53%	62%
Operating expenses:
Research and development	42%	38%	45%	35%
Sales and marketing	17%	21%	17%	19%
General and administrative	14%	18%	16%	16%
Restructuring costs	1%	1%	1%	1%
Total operating expenses	74%	78%	79%	71%
Loss from operations	(23)%	(19)%	(26)%	(9)%
Other income, net	2%	3%	3%	2%
Loss before benefit for income taxes	(21)%	(16)%	(23)%	(7)%
Benefit for income taxes	(14)%	(5)%	(9)%	(2)%
Net loss	(7)%	(11)%	(14)%	(5)%

Comparison of the three and six months ended December 31, 2014 and 2013
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue increased 28% to $23.5 million in the three months ended December 31, 2014 from $18.4 million in the three months ended December 31, 2013. Product revenue increased 13% to $42.4 million in the six months ended December 31, 2014 from $37.7 million in the six months ended December 31, 2013. The increase in product revenue for the comparable three and six month periods was due primarily to an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers, partially offset by a decrease in customized software revenue and map content update revenue. Services revenue decreased 13% to $16.3 million in the three months ended December 31, 2014 from $18.8 million in the three months ended December 31, 2013. Services revenue decreased 26% to $32.4 million in the six months ended December 31, 2014 from $43.8 million in the six months ended December 31, 2013. The decrease in services revenue for the comparable three and six month periods was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services.
Our cost of product revenue increased 37% to $12.8 million in the three months ended December 31, 2014 from $9.4 million in the three months ended December 31, 2013. Our cost of product revenue increased 23% to $23.0 million in the six months ended December 31, 2014 from $18.7 million in the six months ended December 31, 2013. The increase in the comparable three and six month periods was due primarily to an increase in third party content costs associated with the increased royalty revenue from automotive navigation solutions. Our cost of service revenue increased 16% to $6.7 million in the three months ended December 31, 2014 from $5.8 million in the three months ended December 31, 2013. Our cost of service revenue was comparable at $12.5 million in each of the six months ended December 31, 2014 and 2013. The increase in the comparable three month period was due primarily to an increase in third party ad exchange inventory costs and hosting services, partially offset by decreased customer support and data center costs. The comparable six month period did not change due primarily to increases in third party ad exchange inventory costs, hosting services and amortization expense primarily related to developed technology acquired, which were fully offset by decreases in third party content costs for mobile navigation, customer support and data center costs, and amortization of capitalized software and recognition of deferred costs.
Our gross profit decreased to $20.2 million in the three months ended December 31, 2014 from $22.0 million in the three months ended December 31, 2013. Our gross profit decreased to $39.3 million in the six months ended December 31, 2014 from $50.2 million in the six months ended December 31, 2013. Our gross margin decreased to 51% in the three months ended

December 31, 2014 from 59% in the three months ended December 31, 2013, and decreased to 53% in the six months ended December 31, 2014 from 62% in the six months ended December 31, 2013. The decreases in gross profit and gross margin for the comparable three and six month periods were primarily due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally has higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our overall gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our January 2014 acquisition of skobbler.
Revenue concentrations. In the three months ended December 31, 2014 and 2013, revenue from Ford represented 57% and 46% of our total revenue, respectively, and revenue from AT&T represented 18% and 26% of our total revenue, respectively. In the six months ended December 31, 2014 and 2013, revenue from Ford represented 55% and 43% of our total revenue, respectively, and revenue from AT&T represented 19% and 25% of our total revenue, respectively. No other customer represented more than 10% of our total revenue in such periods.
We primarily sell our services in the United States. In the three and six months ended December 31, 2014, revenue derived from U.S. sources represented 95% of our total revenue. In the three and six months ended December 31, 2013, revenue derived from U.S. sources represented 94% of our total revenue.
Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenue
Automotive	$24,077	$18,964	$43,579	$38,854
Advertising	4,732	2,868	8,707	4,948
Mobile Navigation	10,971	15,329	22,481	37,655
Total revenue	39,780	37,161	74,767	81,457
Cost of revenue
Automotive	13,240	9,367	23,636	18,676
Advertising	3,298	1,826	5,838	3,079
Mobile Navigation	2,995	3,981	6,019	9,468
Total cost of revenue	19,533	15,174	35,493	31,223
Gross profit
Automotive	10,837	9,597	19,943	20,178
Advertising	1,434	1,042	2,869	1,869
Mobile Navigation	7,976	11,348	16,462	28,187
Total gross profit	$20,247	$21,987	$39,274	$50,234
Gross margin
Automotive	45%	51%	46%	52%
Advertising	30%	36%	33%	38%
Mobile Navigation	73%	74%	73%	75%
Total gross margin	51%	59%	53%	62%

Automotive. Automotive revenue increased 27% to $24.1 million in the three months ended December 31, 2014 from $19.0 million in the three months ended December 31, 2013. Automotive revenue increased 12% to $43.6 million in the six months ended December 31, 2014 from $38.9 million in the six months ended December 31, 2013. The increase in the comparable three and six month periods was due primarily to an increase in production royalty revenue of $5.3 million and $7.1 million, respectively, partially offset by a decrease in customized software revenue and map content update revenue of $0.2 million and $2.3 million, respectively. Automotive revenue included customized software and map content revenue of $0.8 million and $1.0 million in the three months ended December 31, 2014 and 2013, respectively, and $0.8 million and $3.1 million in the six months ended December 31, 2014 and 2013, respectively. Automotive revenue represented 61% and 51% of total revenue in the three months ended December 31, 2014 and 2013, respectively, and represented 58% and 48% of total revenue in the six months ended December 31, 2014 and 2013, respectively.
Cost of automotive revenue increased 41% to $13.2 million in the three months ended December 31, 2014 from $9.4 million in the three months ended December 31, 2013. Cost of automotive revenue increased 27% to $23.6 million in the six months ended December 31, 2014 from $18.7 million in the six months ended December 31, 2013. The increase in the comparable three and six month periods was due primarily to an increase in third party content costs of $3.6 million and $4.8 million, respectively, associated with the increased royalty revenue and mix of revenue in Europe and China, which generally has higher associated content costs, and increased amortization expense of $0.2 million and $0.4 million, respectively, related to developed technology acquired. The increases for the comparable six month period were partially offset by a decrease due to the costs associated with the fiscal 2014 customized software revenue and map content update revenue that did not recur in fiscal 2015.
Automotive gross profit increased 13% to $10.8 million in the three months ended December 31, 2014 from $9.6 million in the three months ended December 31, 2013. Automotive gross profit decreased 1% to $19.9 million in the six months ended December 31, 2014 from $20.2 million in the six months ended December 31, 2013. Automotive gross margin decreased to 45% in the three months ended December 31, 2014 from 51% in the three months ended December 31, 2013, and decreased to 46% in the six months ended December 31, 2014 from 52% in the six months ended December 31, 2013. The decrease in gross margin in the comparable three and six month periods was due primarily to the higher proportion of revenue in Europe and China, which generally has higher associated content costs, as well as the higher margin customized software revenue and map content update revenue included in fiscal 2014 that did not recur in fiscal 2015.
Advertising. Advertising revenue increased 65% to $4.7 million in the three months ended December 31, 2014 from $2.9 million in the three months ended December 31, 2013. Advertising revenue increased 76% to $8.7 million in the six months ended December 31, 2014 from $4.9 million in the six months ended December 31, 2013. The increase in the comparable three and six month periods was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 12% and 8% of total revenue in the three months ended December 31, 2014 and 2013, respectively, and represented 12% and 6% of total revenue in the six months ended December 31, 2014 and 2013, respectively.
Cost of advertising revenue increased 81% to $3.3 million in the three months ended December 31, 2014 from $1.8 million in the three months ended December 31, 2013. Cost of advertising revenue increased 90% to $5.8 million in the six months ended December 31, 2014 from $3.1 million in the six months ended December 31, 2013. The increase in the comparable three and six month periods was due primarily to increased third party ad exchange inventory costs of $1.2 million and $2.1 million, respectively, and increased third party hosting service fees of $0.2 million and $0.4 million, respectively, associated with the increased impressions delivered. Cost of advertising revenue increased at a greater rate than advertising revenue for the comparable three and six month periods due to increased effective cost per thousand impressions, or eCPM, for display ad inventory sourced from third party exchanges, as well as enhanced content costs.
Advertising gross profit increased 38% to $1.4 million in the three months ended December 31, 2014 from $1.0 million in the three months ended December 31, 2013. Advertising gross profit increased 54% to $2.9 million in the six months ended December 31, 2014 from $1.9 million in the six months ended December 31, 2013. Advertising gross margin decreased to 30% in the three months ended December 31, 2014 from 36% in the three months ended December 31, 2013, and decreased to 33% in the six months ended December 31, 2014 from 38% in the six months ended December 31, 2013. The decrease in gross margin in the comparable three and six month periods was due primarily to increased eCPM for display ad inventory sourced from third party exchanges, as well as enhanced content costs.
Mobile Navigation. Mobile navigation revenue decreased 28% to $11.0 million in the three months ended December 31, 2014 from $15.3 million in the three months ended December 31, 2013. Mobile navigation revenue decreased 40% to $22.5 million in the six months ended December 31, 2014 from $37.7 million in the six months ended December 31, 2013. The decrease in the comparable three and six month periods was primarily due to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and USCC, the termination of our fixed fee revenue from Sprint for bundled users, and a decrease in mobile navigation revenue internationally. Accordingly, in the three months ended December 31, 2014, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $4.9 million. In the six months ended December 31, 2014, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $15.4 million. In the three and six months ended December 31, 2014, these decreases were partially offset by $0.8 million in one-time catch-up revenue reporting from AT&T. Mobile navigation revenue represented 28% and 41% of total revenue in the three months ended December 31, 2014 and 2013, respectively, and represented 30% and 46% of total revenue in the six months ended December 31, 2014 and 2013, respectively.

Cost of mobile navigation revenue decreased 25% to $3.0 million in the three months ended December 31, 2014 from $4.0 million in the three months ended December 31, 2013. Cost of mobile navigation revenue decreased 36% to $6.0 million in the six months ended December 31, 2014 from $9.5 million in the six months ended December 31, 2013. The decrease in the comparable three month period was due primarily to decreases in amortization of capitalized software and recognition of deferred costs of $0.3 million, data center costs of $0.3 million and compensation and benefits of $0.2 million. The decrease in the comparable six month period was due primarily to decreases in third party content costs of $1.2 million, capitalized software and recognition of deferred costs of $0.6 million, data center costs of $0.4 million, depreciation and amortization of $0.4 million and compensation and benefits of $0.4 million.
Mobile navigation gross profit decreased 30% to $8.0 million in the three months ended December 31, 2014 from $11.3 million in the three months ended December 31, 2013. Mobile navigation gross profit decreased 42% to $16.5 million in the six months ended December 31, 2014 from $28.2 million in the six months ended December 31, 2013. Mobile navigation gross margin was comparable at 73% and 74% in the three months ended December 31, 2014 and 2013, respectively, and 73% and 75% in the six months ended December 31, 2014 and 2013, respectively.
Operating expenses
Research and development. Our research and development expenses increased 17% to $16.6 million in the three months ended December 31, 2014 from $14.2 million in the three months ended December 31, 2013. Our research and development expenses increased 17% to $33.6 million in the six months ended December 31, 2014 from $28.7 million in the six months ended December 31, 2013. The increase in the comparable three and six month periods was due primarily to the inclusion of $2.8 million and $5.2 million, respectively, of product management department costs that are classified in research and development expense beginning in fiscal 2015. Previously, product management departments reported into our sales and marketing organization and were included in sales and marketing expense for fiscal 2014. As a percentage of revenue, research and development expenses increased to 42% in the three months ended December 31, 2014 from 38% in the three months ended December 31, 2013, and increased to 45% in the six months ended December 31, 2014 from 35% in the six months ended December 31, 2013. The total number of research and development personnel increased 2% to 446 at December 31, 2014 from 438 at December 31, 2013. A total of 41 product management personnel were included in research and development expense at December 31, 2014. The increase in headcount is due primarily to increased headcount with our acquisition of skobbler in January 2014 and the inclusion of product management personnel in fiscal 2015, partially offset by a decrease due to our ongoing cost optimization efforts, including our restructuring efforts in the second half of fiscal 2014. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new services and products for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses decreased 14% to $6.7 million in the three months ended December 31, 2014 from $7.8 million in the three months ended December 31, 2013. Our sales and marketing expenses decreased 16% to $12.9 million in the six months ended December 31, 2014 from $15.5 million in the six months ended December 31, 2013. The decrease in the comparable three and six month periods was primarily due to a decrease of $2.3 million and $4.9 million, respectively, related to product management costs that were classified in sales and marketing expense in fiscal 2014. Beginning in fiscal 2015, these costs are now included in research and development expense. The $2.3 million decrease related to the classification of product management costs in the comparable three month period was partially offset by increases in compensation and benefits costs of $0.7 million primarily associated with the ongoing expansion of our mobile advertising sales team, and commission expense of $0.3 million. The $4.9 million decrease related to the classification of product management costs in the comparable six month period was partially offset by increases in compensation and benefits costs of $1.9 million and commission expense of $0.4 million. As a percentage of revenue, sales and marketing expenses decreased to 17% in the three months ended December 31, 2014 from 21% in the three months ended December 31, 2013, and decreased to 17% in the six months ended December 31, 2014 from 19% in the six months ended December 31, 2013. The total number of sales and marketing personnel decreased 28% to 72 at December 31, 2014 from 100 at December 31, 2013. A total of 42 product management personnel were included in sales and marketing expense at December 31, 2013. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars as we add sales personnel to support our advertising business.
General and administrative. Our general and administrative expenses decreased 15% to $5.7 million in the three months ended December 31, 2014 from $6.7 million in the three months ended December 31, 2013. Our general and administrative expenses decreased 5% to $11.9 million in the six months ended December 31, 2014 from $12.6 million in the six months ended December 31, 2013. The decrease in the comparable three month period was primarily due to decreased legal expense of $0.4 million and decreased professional and outside services of $0.5 million. The decrease in the comparable six month period was primarily due to decreased stock-based compensation expense of $0.2 million. As a percentage of revenue, general and administrative expenses decreased to 14% in the three months ended December 31, 2014 from 18% in the three months ended December 31, 2013, and was comparable at 16% in each of the six months ended December 31, 2014 and 2013. The total number of general and administrative personnel decreased 8% to 65 at December 31, 2014 from 71 at December 31, 2013. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.
Restructuring costs. In each of the three and six months ended December 31, 2014, we incurred restructuring costs of $0.6 million. In the three and six months ended December 31, 2013, we incurred restructuring costs of $0.3 million and $0.8 million, respectively. These restructuring costs were associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities in fiscal 2014.
Other income, net. Our other income, net was $0.9 million in the three months ended December 31, 2014 and $1.1 million in the three months ended December 31, 2013. Our other income, net was $2.2 million in the six months ended December 31, 2014 and $1.4 million in the six months ended December 31, 2013. Other income, net for the three months ended December 31, 2014 included a $0.3 million foreign exchange gain and a $0.2 million gain from the sale of an investment in a privately-held company. Other income, net for the six months ended December 31, 2014 included a $0.9 million foreign exchange gain, $0.5 million other income from our transaction services agreement with Fleetcor Technologies Operating Company, LLC and a $0.2 million gain from the sale of an investment in a privately-held company. Other income, net for the three and six months ended December 31, 2013 included a $0.8 million gain from the sale of an investment in a privately-held company.
Benefit for income taxes. Our benefit for income taxes was $6.9 million in the six months ended December 31, 2014 compared to $2.0 million in the six months ended December 31, 2013. Our effective tax rate, which resulted in the recognition of a tax benefit, was 39% in the six months ended December 31, 2014 compared to an effective tax benefit rate of 33% in the six months ended December 31, 2013. Our effective tax benefit rate of 39% for the six months ended December 31, 2014 resulted from our effective tax benefit rates of 13% for the three months ended September 30, 2014 and 68% for the three months ended December 31, 2014. Our effective tax benefit rate of 68% and 39% for the three and six months ended December 31, 2014, respectively, was greater than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to the recognition of a $3.0 million state income tax refund as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010, as discussed further below, as well as true up adjustments totaling $1.5 million in connection with the filing of our fiscal 2014 tax return, partially offset by an increase in the valuation allowance as a result of the limitations of benefit from the tax carryback. Our effective tax benefit rate of 33% for the six months ended December 31, 2013 was lower than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to nondeductible stock compensation and nondeductible expenses partially offset by the exempt income and research and development credits.
In January 2015, we received $8.0 million of the total $8.6 million receivable due for a U.S. federal tax refund resulting from our ability to carryback fiscal 2014 losses and credits to previous years.

We also received a $3.0 million income tax refund in January 2015 from the state of California as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010. We amended our fiscal 2009 and 2010 returns due to a favorable tax ruling we received with respect to an alternative apportionment method. The state refund was not previously recognized due to uncertainties with respect to the interpretation of the tax ruling, the outcome of the audit of the amended returns, and the method in which the overpayment would ultimately be settled. The $3.0 million state income tax refund has been recorded as a discrete tax benefit in the three and six months ended December 31, 2014.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2014 and June 30, 2014, our cumulative unrecognized tax benefits were $6.4 million and $6.9 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2014 and June 30, 2014 was $4.6 million and $5.5 million, respectively, that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.8 million and $0.6 million accrued for the payment of interest and penalties at December 31, 2014 and June 30, 2014, respectively.
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

In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets were not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings and losses, the timing of which is uncertain. Due to losses in fiscal 2014 and expected losses in fiscal 2015 and potentially future years in the U.S., we established commencing in fiscal 2014 a valuation allowance on deferred tax assets in the U.S. that we believe will not be realized by the carryback provisions of U.S. tax law. U.S. tax law allows for the two-year carryback of losses and one-year carryback of credits to previous tax years which can generate a tax refund to the extent taxes were paid. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets. Our valuation allowance at June 30, 2014 was $13.0 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.

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

On December 19, 2014, the Tax Increase Prevention Act of 2014 became effective, which provides one year retroactive tax relief for businesses by reinstating retroactively to January 1, 2014, certain tax benefit and credits that had expired. These provisions automatically expired again on December 31, 2014. The research and development credit was retroactively extended in this legislation. We have recorded a discrete tax benefit of $0.4 million for the research and development credit for the period January through June 2014 due to our ability to carryback the credit and receive a refund. We have not recorded a tax benefit for the research and development credit in the current year due to our current loss and the lack of carryback refund opportunity.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Six Months Ended
	December 31,
	2014	2013

Net cash used in operating activities	$(5,426)	$(6,802)
Net cash provided by investing activities	7,096	24,583
Net cash used in financing activities	(212)	(6,411)
Effect of exchange rate changes on cash and cash equivalents	(1,005)	45
Net increase in cash and cash equivalents	$453	$11,415
At December 31, 2014, we had cash, cash equivalents and short-term investments of $128.1 million, which primarily consisted of money market mutual funds, asset-backed securities, municipal securities and agency and corporate bonds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of December 31, 2014, our accounts receivable balance was $31.3 million, of which Ford and AT&T represented 57% and 12%, respectively.

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
Net cash used in operating activities. Net cash used in operating activities was $5.4 million and $6.8 million in the six months ended December 31, 2014 and 2013, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our auto and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the six months ended December 31, 2014, cash used in operating activities was the result of a net loss of $10.7 million and $4.4 million from changes in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $2.9 million, stock-based compensation of $5.9 million and accretion of net premium on short-term investments of $0.9 million. In the six months ended December 31, 2013, cash used in operating activities was the result of a net loss of $4.0 million and $13.6 million from changes in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $3.4 million, stock-based compensation of $5.1 million, and accretion of net premium on short-term investments of $1.9 million.
Net cash provided by investing activities. Our investing activities provided $7.1 million and $24.6 million during the six months ended December 31, 2014 and 2013, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. We expect to make additional purchases of property and equipment in future periods as we continue to invest in infrastructure, as well as replace equipment nearing the end of its service life. However, we will balance such purchases with our increasing use of hosted data services in an effort to more efficiently scale operations, particularly with respect to our growing advertising business. In the six months ended December 31, 2014, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $7.8 million. In the six months ended December 31, 2013, cash provided by investing activities was principally the result of purchases of short-term investments, net of proceeds from sales and maturities, of $25.7 million.
Net cash used in financing activities. During the six months ended December 31, 2014 and 2013, our financing activities used cash of $0.2 million and $6.4 million, respectively. In the six months ended December 31, 2014, we utilized $1.1 million of cash to repurchase our common stock and $0.9 million of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $1.8 million provided from the exercise of stock options. In the six months ended December 31, 2013, we utilized $6.3 million of cash to repurchase shares of our common stock, partially offset by proceeds of $0.6 million from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of December 31, 2014, we had an aggregate of $28.8 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $28.8 million of future minimum commitments were comprised of $5.0 million due in fiscal 2015; $7.2 million due in fiscal 2016; $5.4 million due in fiscal 2017; $4.8 million due in fiscal 2018; $4.5 million due in fiscal 2019; and $1.9 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended December 31, 2014, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users and customers in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the RMB, and commencing in January 2014, the Romanian Leu. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations. As of December 31, 2014, an immediate 10% adverse change in exchange rates on foreign currency denominated receivables and payables would not result in a material loss.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case has been sent back to the U.S. District Court for the District of Delaware. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC, or Traffic Information, filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. In light of the reexamination and plaintiff's appeal of the reexamination findings, the court stayed the case and the case will remains stayed and administratively closed unless the plaintiff obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. Traffic Information filed an appeal with the U.S. Appeals Court for the Federal Circuit, and on January 20, 2015, the court affirmed the PTO's finding of invalidity. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.
On October 10, 2014, PanTaurus LLC filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, alleging that we infringe the patent in suit by operating a Hadoop distributed file system. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On January 9, 2015 we entered into a confidential license and settlement agreement for an immaterial amount with the Plaintiff, and on January 21, 2015 the parties moved to dismiss the lawsuit. On January 26, 2015 the district court dismissed the case.
On November 24, 2014 Rothschild Location Technologies, LLC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging that Telenav Track infringes U.S. Patent No. 8,606,503. The patent in suit claims a method and system for the remote entering, storing and sharing of location information. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations or cash flows.

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

In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. After T-Mobile also sought indemnification and defense from Google, Inc., Google intervened in the T-Mobile litigation. After claim construction and related motion practice, EMSAT agreed to dismiss all claims against Google in at least the T-Mobile suit, and in March 2011, EMSAT and AT&T settled their claims. By March 2011, all the EMSAT cases were either dismissed or stayed while the PTO completed its reexamination of the validity of the patents at issue. The PTO has concluded its reexamination of two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. At this time, all patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product have been cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT has amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. Accordingly, the court lifted the stays in those suits and the Alltel and Sprint matters are ongoing. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. Due to uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We have arbitrated with and compensated one carrier for our defense obligations, without a negative effect on our financial condition, results of operations, or cash flows. We have not yet determined the extent of our indemnification and defense obligations to the other wireless carriers. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of these cases on our financial condition, results of operations, or cash flows.

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
Risk related to our business
We incurred losses in fiscal 2014 and the first half of fiscal 2015, and expect that we will continue to incur losses at least through fiscal 2015. We do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 14% and 5% in the six months ended December 31, 2014 and 2013, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin has declined to 53% in the six months ended December 31, 2014 from 62% in the six months ended December 31, 2013 due primarily to the increased proportion of product revenue contributed from our on-board automotive navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers.
We anticipate that we will continue to incur net operating losses in fiscal 2015, as we anticipate increased expenditures and our gross profit is expected to decline as compared to fiscal 2014 despite slightly higher expected revenue. These expected losses are due in large part to an expected continued decline in our higher margin mobile navigation revenue. Furthermore, there is a lengthy delay between securing the award of a new customer contract with a top five global auto manufacturer, such as our recently announced customer, GM, and the timing of revenue thereto, as well as a substantial required upfront investment in research and development resources for such a new customer contract, and continued investments necessary due to the early nature of our advertising business. We also recently acquired skobbler, which increased our operating expenses without an offsetting increase in revenue in the near term.
Although we are working to replace rapidly declining wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This will be the case for our recently announced top five global automaker customer, GM. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with employees in higher cost geographic areas who have different skills. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2015 and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate. Although we acquired skobbler and have expended additional internal resources to develop our own OSM-based maps to reduce our mapping costs in the long-term, in the short-term, those development efforts will have a negative effect on our ability to become profitable.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the transition away from paid carrier navigation to freemium offerings for mobile phone-based navigation services;

•	the ability of automobile manufacturer customers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the U.S.;

•	the effectiveness of our entry into new business areas, such as advertising;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	the loss of our relationship or a change in our revenue model with any particular wireless carrier customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	loss of subscribers by our wireless carrier customers or a continued reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products was introduced in fiscal 2010 in a limited number of vehicles and has now reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 55% and 43% of our revenue in the six months ended December 31, 2014 and 2013, respectively. We expect that Ford and other OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product or reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. In April 2014, our contract with Ford was extended through December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. After December 2017, Ford may elect not to renew our agreement. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties.
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
The design and sales cycle for on-board or off-board automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. In January 2014, we announced that we entered into a contract with one of the top five largest global auto manufacturers, recently disclosed as GM, to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. In the event that our product reaches production vehicles, we would not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. Our relationship with GM includes off-board and cloud-based services for vehicles, commencing in calendar year 2015 but we cannot assure you that this project will be launched and lead to us receiving revenue. There are no volume or revenue guarantees provided by GM.
As we have limited experience in the automotive navigation market, we also may not price our solutions in such a way that is profitable for us and enables us to recoup the development expenses we incurred to provide such solutions in the time we expect or at all. Development schedules for automotive navigation products are difficult to predict, and there can be no assurance that we will achieve timely delivery of these products to our customers. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing monthly or annual fees outside of the traditional on-board navigation service model. Our map, POI and other content costs for our automobile navigation solutions are higher than those we have historically paid for our mobile phone-based navigation services and to date we have not been able to use OSM offerings for automotive navigation. If we are unable to improve our margins, we may not be able to operate our automobile navigation business profitably. If we fail to achieve revenue growth in any of our automotive navigation solutions (whether on-board, off-board or other), we may be unable to achieve the benefits of revenue diversification. In addition, our third party automotive and mobile navigation content suppliers, HERE and TomTom, are also becoming competitors with their own automotive navigation services offerings.
As our offerings in automobile navigation expand to brought-in, as well as built-in, we may not correctly anticipate the financial accounting treatment for the various products. We could be required to amortize revenue from products over time although we previously recognized revenue for similar products when the applicable vehicle was sold.
We introduced Scout, a service that end users can access for navigation and planning with their mobile phones and cars. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs. If we fail to develop innovative products that automobile manufacturers and end users adopt, our operating results and financial condition could be harmed. Further, Google Inc., or Google, and Apple Inc., or Apple, have each developed technology platforms that they are marketing to auto manufacturers. If auto manufacturers adopt these platforms, they may also adopt Google and Apple’s navigation services that run on these platforms and if so, consumers may elect to use these free service offerings rather than pay for our products which are currently sold by Ford as new car features with substantial cost to the consumer.
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
Although we began providing advertising to some of our end users in 2010 and the percent of our revenue represented by advertising has grown rapidly, advertising was 8% and 12% of our total revenue during fiscal 2014 and the six months ended December 31, 2014, respectively. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of experienced and productive sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation.
Our legacy wireless carrier mobile navigation business has continued to deteriorate. If our legacy wireless carrier mobile navigation business continues to decline, our revenue and net income or loss will continue to be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint, which was our largest source of revenue until fiscal 2012, ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In the six months ended December 31, 2014 and 2013, AT&T represented 19% and 25% of our total revenue, respectively. In fiscal 2013, fiscal 2014 and the first half of fiscal 2015, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2015 and possibly beyond.
Our experience with Sprint and other mobile wireless carriers has been that subscribers do not opt to pay monthly recurring charges for mobile navigation products that were formerly bundled with other services and instead use free or freemium offerings. We have sought to develop other sources of revenue from our location-based platforms, including automotive navigation and location-based advertising, but we have not until very recently been able to fully replace the legacy mobile wireless carrier revenue. Our other sources of revenue have only recently achieved the critical mass to provide revenue as fast as the declines in mobile wireless carrier revenue and we are uncertain as to whether this recent growth will continue. Also, our new sources of revenue have lower gross margins than our legacy wireless carrier revenue. As a result, we anticipate that we will continue to incur net losses in fiscal 2015 and possibly future periods. If we are unable to demonstrate to investors that we have developed stable, long-term revenue streams, the trading prices of our common stock may decline further and investors may be unable to achieve liquidity through the sale of our common stock.
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

Mobile connected device users may choose not to allow tracking of their location information and therefore local advertising may not be feasible on their devices.
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
Our advertising services depend on our ability to collect, store and use information related to mobile devices and the ads we place, including a device's geographic location for the purpose of targeting ads to the user of the device. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent with our practices. Any failure, or perceived failure, by us to comply with such laws could result in proceedings or actions against us by governmental entities, consumers or others. Such proceedings or actions could hurt our reputation, force us to spend significant amounts to defend ourselves, distract our management, increase our costs of doing business, require us to change our advertising services or disclosures, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our users from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.
The regulatory framework for privacy issues worldwide is evolving, and various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile and advertising industries in particular. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices. To the extent that we or our clients are subject to new laws or recommendations or choose to adopt new standards, recommendations, or other requirements, we may have greater compliance burdens. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertiser or developer partners.
We operate in a highly competitive market, including competitors that offer their services for free, which could make it difficult for us to acquire and retain customers and end users.
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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.    We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. Furthermore, in fiscal 2015 we began to report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, our impairment review each year or on an interim basis shall be conducted by segment, which can result in a different outcome than if assessed on an overall consolidated basis.
We may be required to recognize a significant charge to earnings if our strategic private equity investments become impaired.
We have in the past and may in the future enter into investments in businesses in order to complement or expand our current business or enter into new markets. Private equity investments are inherently risky and subject to factors outside of our control and no assurance can be given that our previous or future investments will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. We may be required to record a significant charge in our financial statements during the period in which any impairment of our private equity investments is determined, which could adversely impact our results of operations. We recorded a $0.3 million impairment charge for one cost-basis investment during fiscal 2014.
Our effective tax rate may fluctuate, which could reduce our anticipated income tax benefit in fiscal 2015 and beyond.
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

•	impacts from acquisitions and related integration activities;

•	impacts from new FASB requirements; or

•	impacts from our inability to benefit from the carryback of net losses to prior years beginning in fiscal 2016 due to benefit limitations.
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2014 and expected losses in fiscal 2015 and potentially future years in the U.S., we established commencing in fiscal 2014 a valuation allowance on deferred tax assets in the U.S. that we believe will not be realized by the carryback provisions of U.S. tax law. U.S. tax law allows for the two-year carryback of losses and one-year carryback of credits to previous tax years which can generate a tax refund to the extent taxes were paid. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets. In fiscal 2015, we expect to realize approximately $1.3 million of U.S. deferred tax assets on the balance sheet as of June 30, 2014 based upon our ability to carryback losses and credits within the carryback period. In the event deferred tax assets cannot be realized based upon the ability to carryback losses and credits within the carryback period, our effective tax rate would be negatively impacted.
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
With limited exceptions, fees for the use of our services do not vary depending on whether or how often an end user uses our services, and we offer certain of our mobile phone-based navigation services for free. Historically, end users using certain mobile phones or under certain service plans tended to use our services more than other end users. We budget and operate our services by making certain assumptions about usage patterns. If our end users were to further increase their usage of our services substantially or more end users access our services for free through a freemium model, we would incur additional expenses to expand our server capacity and pay additional third party content fees. These additional costs would harm our operating results and financial condition.

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
Network failures, disruptions or capacity constraints in our servers, our third party data center facilities or our third party hosting services could affect the performance of our navigation services and harm our reputation and our revenue.
Our navigation services are provided through a combination of our servers, which we house at third party data centers, the public Internet and the private and wireless networks of our wireless carrier customers. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. Our hosted data centers are currently located in third party facilities located in the San Francisco Bay Area, and we use a third party hosting service with locations in Oregon and Virginia for certain navigation and advertising network services. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete and open additional data centers or source third party hosting services, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure data center space or third party hosting services with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier customers, increases in the number of our end users or increases in data traffic.
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
We could also experience failures of our data centers or third party hosting services, interruptions of our services, or other problems in connection with our operations, as a result of:

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
Being selected to participate and being designed into new vehicle models is a lengthy and time consuming process and our navigation services platform may not be included for factors beyond our control if we are participating in the vehicle design with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our navigation services platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturer. These delays may make it difficult to predict when we will generate revenue from new customers. For example, we announced in January 2014 that we entered into an agreement with a top five global automobile manufacturer, recently disclosed as GM, but we do not anticipate generating meaningful revenue related to the sale of vehicles under this agreement until certain model year 2017 vehicles come to market.
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
As of December 31, 2014, we had international operations in China, Romania, Germany, Mexico, Japan and Brazil. Our experience with wireless carriers, automobile manufacturers and OEMs and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 95% and 94% of our total revenue in the six months ended December 31, 2014 and 2013, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
We generally provide our navigation services from a combination of our own servers and third party hosted servers, which require close integration with the wireless carriers’ networks. We may be unable to provide high quality services if the wireless carriers’ networks perform poorly or experience delayed response times. Our future success will depend on the availability and quality of our wireless carrier customers’ networks in the United States and abroad to run our mobile navigation services. This includes deployment and maintenance of reliable networks with the speed, data capacity and security necessary to provide reliable wireless communications services. We do not establish or maintain these wireless networks and have no control over interruptions or failures in the deployment and maintenance by wireless carrier customers of their network infrastructure. In addition, these wireless network infrastructures may be unable to support the demands placed on them if the number of subscribers increases, or if existing or future subscribers increase their use of limited bandwidth. Market acceptance of our mobile navigation services will depend in part on the quality of these wireless networks and the ability of our wireless carrier customers to effectively manage their subscribers’ expectations.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of December 31, 2014, only two research analyst published reports regarding our company. In addition, if our stock were to trade at prices below $5.00 per share in the future, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 44.9% of our common stock outstanding as of December 31, 2014. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
October 1 – October 31, 2014	19,591	$6.33	19,591	$9,875,964
November 1 – November 30, 2014	68,440	$6.86	68,440	$9,406,176
December 1 – December 31, 2014	81,955	$6.66	81,955	$8,860,508
Total	169,986	$6.70	169,986	$8,860,508

(1)
The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us in September 2014 that expires in September 2015, under which our board of directors authorized us to purchase shares of our common stock up to an aggregate of $10.0 million, inclusive of broker fees.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.30+	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	Filed herewith
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed herewith
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan	Filed herewith
10.34#	Separation Agreement, dated November 18, 2014, by and between Telenav, Inc. and Vincent Nakayama	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

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

TELENAV, INC.

Dated:	February 5, 2015	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	February 5, 2015	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.30+	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	Filed herewith
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	Filed herewith
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan	Filed herewith
10.34#	Separation Agreement, dated November 18, 2014, by and between Telenav, Inc. and Vincent Nakayama	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

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