Form 10-Q
period 2015-03-31
Telenav, Inc.
filed 2015-05-07
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2015

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
As of March 31, 2015, there were approximately 40,294,232 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31, 2015	June 30, 2014*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,585	$14,534
Short-term investments	113,090	122,315
Accounts receivable, net of allowances of $150 and $206 at March 31, 2015 and June 30, 2014, respectively	36,805	25,762
Deferred income taxes	—	784
Restricted cash	5,085	5,995
Income taxes receivable	4,578	6,932
Prepaid expenses and other current assets	5,112	9,491
Total current assets	183,255	185,813
Property and equipment, net	7,275	8,814
Deferred income taxes, non-current	—	550
Goodwill and intangible assets, net	38,280	40,733
Other assets	5,559	3,931
Total assets	$234,369	$239,841
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,388	$502
Accrued compensation	7,794	12,874
Accrued royalties	14,554	3,671
Other accrued expenses	11,641	12,343
Deferred revenue	1,955	2,381
Income taxes payable	722	804
Total current liabilities	38,054	32,575
Deferred rent, non-current	5,128	7,129
Deferred revenue, non-current	3,467	55
Other long-term liabilities	5,635	7,677
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 40,294 and 39,462 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	40	40
Additional paid-in capital	137,964	129,278
Accumulated other comprehensive income (loss)	(1,619)	576
Retained earnings	45,700	62,511
Total stockholders’ equity	182,085	192,405
Total liabilities and stockholders’ equity	$234,369	$239,841
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2014
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue:
Product	$28,915	$17,689	$71,292	$55,347
Services	13,371	16,782	45,761	60,581
Total revenue	42,286	34,471	117,053	115,928
Cost of revenue:
Product	15,475	8,535	38,477	27,211
Services	5,364	5,704	17,855	18,251
Total cost of revenue	20,839	14,239	56,332	45,462
Gross profit	21,447	20,232	60,721	70,466
Operating expenses:
Research and development	17,384	15,837	51,002	44,553
Sales and marketing	6,869	8,853	19,775	24,309
General and administrative	5,682	6,895	17,592	19,468
Restructuring costs	422	—	987	831
Total operating expenses	30,357	31,585	89,356	89,161
Loss from operations	(8,910)	(11,353)	(28,635)	(18,695)
Other income (expense), net	900	(344)	3,073	1,059
Loss before benefit for income taxes	(8,010)	(11,697)	(25,562)	(17,636)
Benefit for income taxes	(3,243)	(4,142)	(10,135)	(6,093)
Net loss	$(4,767)	$(7,555)	$(15,427)	$(11,543)

Net loss per share:
Basic	$(0.12)	$(0.19)	$(0.39)	$(0.30)
Diluted	$(0.12)	$(0.19)	$(0.39)	$(0.30)
Weighted average shares used in computing net loss per share:
Basic	40,140	38,777	39,863	38,698
Diluted	40,140	38,777	39,863	38,698

Stock compensation expense included above:
Cost of revenue	$15	$17	$66	$83
Research and development	1,243	1,131	3,868	3,203
Sales and marketing	699	757	2,193	2,223
General and administrative	675	970	2,432	2,512
Total stock compensation expense	$2,632	$2,875	$8,559	$8,021
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Net loss	$(4,767)	$(7,555)	$(15,427)	$(11,543)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(883)	(80)	(1,888)	(35)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	254	30	(50)	270
Reclassification adjustments for gain on available-for-sale securities recognized, net of tax	(1)	(26)	(257)	(112)
Net increase (decrease) from available-for-sale securities, net of tax	253	4	(307)	158
Other comprehensive income (loss), net of tax:	(630)	(76)	(2,195)	123
Comprehensive loss	$(5,397)	$(7,631)	$(17,622)	$(11,420)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2015	2014
Operating activities
Net loss	$(15,427)	$(11,543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,054	5,119
Amortization of net premium on short-term investments	1,099	2,720
Stock-based compensation expense	8,559	8,021
Loss due to impairment	460	250
Loss on disposal of property and equipment	10	105
Bad debt expense	33	20
Excess tax benefits from employee stock option plans	—	270
Changes in operating assets and liabilities:
Accounts receivable	(11,076)	1,233
Deferred income taxes	1,334	(3,047)
Restricted cash	910	(3,417)
Income taxes receivable	2,354	(3,474)
Prepaid expenses and other current assets	4,379	1,323
Other assets	(1,711)	369
Accounts payable	889	1,699
Accrued compensation	(5,080)	(395)
Accrued royalties	10,882	(4,933)
Accrued expenses and other liabilities	(2,951)	(3,030)
Income taxes payable	(82)	(291)
Deferred rent	(1,149)	(740)
Deferred revenue	2,986	(4,802)
Net cash provided by (used in) operating activities	473	(14,543)
Investing activities
Purchases of property and equipment	(650)	(754)
Purchases of short-term investments	(101,394)	(54,662)
Purchase of long-term investments	(450)	(600)
Proceeds from sales and maturities of short-term investments	109,215	87,348
Acquisition, net of cash acquired	—	(19,245)
Net cash provided by investing activities	6,721	12,087
Financing activities
Proceeds from exercise of stock options	3,321	758
Repurchase of common stock	(2,519)	(7,899)
Tax withholdings related to net share settlements of restricted stock units	(2,057)	(535)
Excess tax benefits from employee stock option plans	—	(270)
Net cash used in financing activities	(1,255)	(7,946)
Effect of exchange rate changes on cash and cash equivalents	(1,888)	(34)
Net increase in cash and cash equivalents	4,051	(10,436)
Cash and cash equivalents, at beginning of period	14,534	25,787
Cash and cash equivalents, at end of period	$18,585	$15,351
Supplemental disclosure of cash flow information
Income taxes paid (received), net	$(10,981)	$255
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
Basis of presentation
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The condensed consolidated financial statements include the accounts of Telenav, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements include all adjustments (consisting only of normal recurring adjustments) that our management believes are necessary for a fair presentation of the periods presented. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period. Certain prior period amounts in the consolidated financial statements have been reclassified to conform to current period presentation for comparative purposes.
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our overall operating results for the three and nine months ended March 31, 2015 and 2014.
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
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company, or Ford, comprised 68% and 50% of revenue for the three months ended March 31, 2015 and 2014, respectively, and comprised  60% and  45% of revenue for the nine months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and June 30, 2014, receivables due from Ford were 60% and 47% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 13% and 25% of revenue for the three months ended March 31, 2015 and 2014, respectively, and comprised  17% and 25% of revenue for the nine months ended March 31, 2015 and 2014, respectively. Receivables due from AT&T were 11% and 19% of total accounts receivable at March 31, 2015 and June 30, 2014, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.
Certain of our licensed map, points of interest, or POI, and traffic data have been provided principally by TomTom North America, Inc., or TomTom, and HERE North America, LLC, or HERE, a Nokia Corporation, or Nokia, company, in the three

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

and nine months ended March 31, 2015 and 2014. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of March 31, 2015 and June 30, 2014, we had restricted cash of $5.1 million and $6.0 million, respectively, on our consolidated balance sheets, comprised primarily of an overpayment from a customer that is expected to be refunded.
Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, during the nine months ended March 31, 2015, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2014	$321	$255	$576
Other comprehensive loss before reclassifications, net of tax	(1,888)	(50)	(1,938)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(257)	(257)
Other comprehensive loss, net of tax	(1,888)	(307)	(2,195)
Balance, net of tax as of March 31, 2015	$(1,567)	$(52)	$(1,619)

The amounts reclassified from accumulated other comprehensive income (loss), net of tax, were determined using the specific identification method and the amounts were included in other income, net, for the nine months ended March 31, 2015, and 2014, respectively.

The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material for the nine months ended March 31, 2015, and 2014, respectively.
Long-term investments
As of March 31, 2015, our investments in privately-held companies totaled $1.8 million. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-basis investments are carried at historical cost in our condensed consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost-basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-basis investments for impairment. We recorded a $0.5 million impairment charge for cost-method investments during the three and nine months ended March 31, 2015. We did not record any impairment charges for the three and nine months ended March 31, 2014.

During the nine months ended March 31, 2015, we recorded a $0.2 million gain in other income, net from the sale in fiscal 2014 of an investment in a privately-held company, for which the proceeds were received in fiscal 2015.
Recent accounting pronouncements
In February 2015, the Financial Accounting Standards Board, or FASB, issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of our fiscal year ending June 30, 2018. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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
The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Net loss	$(4,767)	$(7,555)	$(15,427)	$(11,543)
Weighted average common shares used in computing net loss per share, basic and diluted	40,140	38,777	39,863	38,698
Net loss per share, basic and diluted	$(0.12)	$(0.19)	$(0.39)	$(0.30)

The following outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Stock options	5,001	5,835	5,001	5,835
Restricted stock units	4,308	4,361	4,308	4,361
Restricted common stock	—	155	—	155
Total	9,309	10,351	9,309	10,351

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three or nine months ended March 31, 2015 and 2014.
Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$17,624	$—	$—	$17,624
Cash equivalents:
Money market mutual funds	961	—	—	961
Total cash equivalents	961	—	—	961
Total cash and cash equivalents	18,585	—	—	18,585
Short-term securities:
U.S. treasury securities	561	—		561
Asset-backed securities	16,202	9	(4)	16,207
Municipal securities	13,008	10	(3)	13,015
Commercial paper	1,994	2	—	1,996
Agency bonds	10,489	14	(1)	10,502
Corporate bonds	70,751	88	(30)	70,809
Total short-term investments	113,005	123	(38)	113,090
Cash, cash equivalents and short-term investments	$131,590	$123	$(38)	$131,675

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$12,912	$—	$—	$12,912
Cash equivalents:
Money market mutual funds	622	—	—	622
Commercial paper	1,000	—	—	1,000
Total cash equivalents	1,622	—	—	1,622
Total cash and cash equivalents	14,534	—	—	14,534
Short-term investments:
Municipal securities	96,522	330	(4)	96,848
Commercial paper	997	2	—	999
Corporate bonds	24,402	68	(2)	24,468
Total short-term investments	121,921	400	(6)	122,315
Cash, cash equivalents and short-term investments	$136,455	$400	$(6)	$136,849

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$47,836	$47,834
Due between one and two years	46,701	46,737
Due after two years	18,468	18,519
Total	$113,005	$113,090

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of March 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at March 31, 2015 (in thousands):

	Fair Value Measurements at March 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$961	$961	$—	$—
Total cash equivalents	961	961	—	—
Short-term investments:
U.S. treasury securities	561	561	—	—
Asset-backed securities	16,207	—	16,207	—
Municipal securities	13,015	—	13,015	—
Commercial paper	1,996	—	1,996	—
Agency bonds	10,502	—	10,502	—
Corporate bonds	70,809	—	70,809	—
Total short-term investments	113,090	561	112,529	—
Cash equivalents and short-term investments	$114,051	$1,522	$112,529	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2014 (in thousands):

	Fair Value Measurements at June 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$622	$622	$—	$—
Commercial paper	1,000	—	1,000	—
Total cash equivalents	1,622	622	1,000	—
Short-term investments:
Municipal securities	96,848	—	96,848	—
Commercial paper	999	—	999	—
Corporate bonds	24,468	—	24,468	—
Total short-term investments	122,315	—	122,315	—
Cash equivalents and short-term investments	$123,937	$622	$123,315	$—
Amortization of net premium on short-term investments totaled $1.1 million and $2.7 million in the nine months ended March 31, 2015 and 2014, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the nine months ended March 31, 2015 and 2014, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2015 or June 30, 2014.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

5.	Commitments and contingencies
Operating lease and purchase obligations
As of March 31, 2015, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2015	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Thereafter
Operating lease obligations, net of sublease income	$24,569	$1,648	$6,014	$4,471	$4,842	$5,355	$2,239
Purchase obligations	2,439	965	1,193	281	—	—	—
Total contractual obligations	$27,008	$2,613	$7,207	$4,752	$4,842	$5,355	$2,239
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014 the U.S. Court of Appeals for the Federal Circuit reversed the district court’s claim construction and overturned the district court’s grant of summary judgment of noninfringement. The case has been sent back to the U.S. District Court for the District of Delaware and trial is currently scheduled for February 2017. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC, or Traffic Information, filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the U.S. Patent and Trademark Office, or PTO, and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. In light of the reexamination and plaintiff's appeal of the reexamination findings, the court stayed the case and the case will remain stayed and administratively closed unless the plaintiff obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. Traffic Information filed an appeal with the U.S. Appeals Court for the Federal Circuit, and on January 20, 2015, the court affirmed the PTO's finding of invalidity. On April 28, 2015, Traffic Information filed a dismissal of all claims against Telenav. On May 6, 2015, the District Court entered the dismissal.
On October 10, 2014, PanTaurus LLC filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, alleging that we infringe the patent in suit by operating a Hadoop distributed file system. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On January 9, 2015 we entered into a confidential license and settlement agreement, and on January 21, 2015 the parties moved to dismiss the lawsuit. On January 26, 2015 the district court dismissed the case.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

On November 24, 2014 Rothschild Location Technologies, LLC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging that Telenav Track infringes U.S. Patent No. 8,606,503. The patent in suit claims a method and system for the remote entering, storing and sharing of location information. On March 17, 2015, Plaintiff dismissed all claims against Telenav. The court entered the dismissal and closed the case on March 18, 2015.

On February 6, 2015, Location Services IP LLC filed a complaint against AT&T, Inc. and Telenav, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that the AT&T Navigator, Telenav GPS Plus, and Telenav Scout Mobile applications infringe 4 U.S. patents. On April 16, 2015, Location Services IP LLC dismissed all claims against AT&T, Inc. and Telenav, Inc. in that case and filed a new complaint against AT&T Mobility, AT&T Services, Inc. and Telenav, Inc. in the same court, alleging that the AT&T Navigator, Telenav GPS Plus, Telenav GPS Navigator, and Telenav Scout Mobile applications as well as AT&T Store Locator and the myAT&T Mobile Application infringe the same 4 U.S. patents. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief. AT&T has requested that we defend and indemnify them in this matter as it relates to the AT&T Navigator product and we have agreed to do so. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In addition, we have received, and expect to continue to receive, demands for indemnification from our customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. At this time, we are not a party to the following cases; however our customers have requested that we indemnify them in connection with such cases.
In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. In March 2011, EMSAT and AT&T settled their claims. The PTO reexamined two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. All patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product were cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. On March 20, 2015, the Court dismissed and closed the Alltel case and on April 10, 2015 the Court dismissed and closed the Sprint case. We have not yet determined the extent of our indemnification obligations to AT&T. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of this matter on our financial condition, results of operations, or cash flows.

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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2014	5,697	$5.59
Granted	504
Exercised	(673)
Canceled	(527)
Options outstanding as of March 31, 2015	5,001	$5.37	4.76	$14,141
As of March 31, 2015:
Options vested and expected to vest	4,829	$5.32	4.71	$13,909
Options exercisable	3,850	$5.02	4.17	$12,470
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2014	4,710
Granted	1,396
Vested	(802)
Canceled	(996)
RSUs outstanding as of March 31, 2015	4,308	1.59	$34,118
As of March 31, 2015:
RSUs expected to vest	3,607	1.48	$28,568

RSUs vested above includes approximately 290,000 shares withheld for taxes related to net share settlements of RSUs.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the nine months ended March 31, 2015, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, we increased the number of shares available for grant under our stock option and equity incentive plans by approximately 1,578,000 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2014	605
Additional shares authorized	1,578
Granted	(1,900)
RSUs withheld for taxes in net share settlements	290
Canceled	1,525
Shares available for grant as of March 31, 2015	2,098
The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Stock option awards	$446	$847	$1,680	$3,131
RSU awards	2,186	1,572	6,373	3,522
Restricted common stock	—	456	506	1,368
Total stock-based compensation expense	$2,632	$2,875	$8,559	$8,021
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Expected volatility	55%	—%	54%	62%
Expected term (in years)	4.39	—	4.38	4.45
Risk-free interest rate	1.50%	—%	1.62%	1.44%
Dividend yield	—	—	—	—
No stock option awards were granted during the three months ended March 31, 2014.

8.	Stock repurchase program
In September 2014, we announced that our Board of Directors authorized a program for the repurchase of shares of our common stock up to an aggregate of $10.0 million through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $2.5 million of cash to repurchase 351,549 shares of our common stock at an average purchase price of $7.17 per share during the nine months ended March 31, 2015. As of March 31, 2015, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $7.5 million.
Repurchased shares are retired and designated as authorized but unissued shares. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

our stock repurchases during the nine months ended March 31, 2015, we reduced common stock and APIC by an aggregate of $1.1 million and charged $1.4 million to retained earnings.

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate, which resulted in the recognition of a tax benefit, was 40% in the nine months ended March 31, 2015 compared to an effective tax rate of 35% in the nine months ended March 31, 2014. Our effective tax rate of 40% for the nine months ended March 31, 2015 was greater than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to tax benefits recorded discretely from the recognition of a $3.0 million state income tax refund, as discussed further below, true up adjustments totaling $1.5 million in connection with the filing of our fiscal 2014 tax return, and the reversal of tax reserves due to the expiration of the statue of limitations and settlement of our California audit, partially offset by an increase in the valuation allowance as a result of the limitations of benefit from the tax carryback. Our effective tax rate of 35% for the nine months ended March 31, 2014 was the same as the tax benefit computed at the U.S. federal statutory income tax rate due primarily to nondeductible stock compensation and nondeductible expenses offset by exempt interest income and research and development credits, and true ups.
In January 2015, we received $8.0 million of the total $8.6 million receivable due for a U.S. federal tax refund resulting from our ability to carryback fiscal 2014 losses and credits to previous years.
We also received a $3.0 million income tax refund in January 2015 from the state of California as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010. We amended our fiscal 2009 and 2010 returns due to a favorable tax ruling we received with respect to an alternative apportionment method. The state refund was not previously recognized due to uncertainties with respect to the interpretation of the tax ruling, the outcome of the audit of the amended returns, and the method in which the overpayment would ultimately be settled. The $3.0 million state income tax refund has been recorded as a discrete tax benefit in the nine months ended March 31, 2015.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of March 31, 2015 and June 30, 2014, our cumulative unrecognized tax benefits were $4.2 million and $6.9 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2015 and June 30, 2014 was $2.3 million and $5.5 million, respectively, that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $525,000 and $603,000 for the payment of interest and penalties at March 31, 2015 and June 30, 2014, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2012 through fiscal 2014 in the U.S., for fiscal 2010 through fiscal 2014 in state jurisdictions, and for fiscal 2009 through fiscal 2014 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

11. Restructuring costs
During fiscal 2014, in order to further align our resources and consolidate facilities, we initiated a restructuring plan consisting of the elimination of 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. In fiscal 2014, we also commenced our consolidation of our Sunnyvale, California headquarters facilities from two buildings into one and closed our Boston, Massachusetts office. As a result, we recorded restructuring charges of $2.0 million related to the impairment of the facility leases. Of this amount, $831,000 related to facility lease impairment was charged to restructuring expenses in the nine months ended March 31, 2014.
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
The fiscal year 2015 activity related to the restructuring liabilities established is presented in the following table (in thousands):

	Severance and Benefits	Facility Exit Costs and Asset Impairment	Total
Balance at June 30, 2014	$2,126	$2,743	$4,869
Restructuring expenses	—	1,325	1,325
Cash payments	(2,123)	(1,151)	(3,274)
Other	(3)	61	58
Balance at March 31, 2015	$—	$2,978	$2,978

The $1.3 million charge to our restructuring liabilities was due primarily to a reassessment of our facility impairment costs in accordance with our restructuring plans in fiscal 2014 and 2013. This charge was partially offset by the reversal of a deferred rent liability related to the impaired facilities, resulting in restructuring expense of $987,000 recognized in our statement of operations for the nine months ended March 31, 2015.
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

Prior to July 1, 2014, we operated in a single segment: location-based platform services. We have conformed our single segment results for the three and nine months ended March 31, 2014 to the current period presentation for comparative purposes.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Our segment results for the three and nine months ended March 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue
Automotive	$29,472	$18,297	$73,051	$57,151
Advertising	4,019	2,905	12,726	7,853
Mobile Navigation	8,795	13,269	31,276	50,924
Total revenue	42,286	34,471	117,053	115,928
Cost of revenue
Automotive	15,759	8,681	39,395	27,357
Advertising	2,690	1,740	8,528	4,819
Mobile Navigation	2,390	3,818	8,409	13,286
Total cost of revenue	20,839	14,239	56,332	45,462
Gross profit
Automotive	13,713	9,616	33,656	29,794
Advertising	1,329	1,165	4,198	3,034
Mobile Navigation	6,405	9,451	22,867	37,638
Total gross profit	$21,447	$20,232	$60,721	$70,466
Gross margin
Automotive	47%	53%	46%	52%
Advertising	33%	40%	33%	39%
Mobile Navigation	73%	71%	73%	74%
Total gross margin	51%	59%	52%	61%

13. Subsequent events
Subsequent to March 31, 2015, we entered into an agreement to spin off a product line of our Shanghai, China location, including certain assets and technology as well as seven employees, and to invest $1 million in the form of a convertible note. We anticipate that we will continue to consolidate this entity with the accounts of Telenav, Inc. and its wholly owned subsidiaries, as we are the primary investor.

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
We offer our map and navigation platform to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as maps, points of interest, or POI, and traffic. We believe that our history as a cloud-based supplier of navigation services provides a unique advantage in the marketplace over our competitors. Our primary customer to date, Ford Motor Company, or Ford, currently distributes our on-board product as an optional feature with the majority of its models in the U.S. Our product is now included in models manufactured in the U.S., Canada, Mexico, Europe and China, as well as offered in models in South America, Australia and New Zealand. We also have a relationship with an automotive OEM, Delphi Automotive Systems LLC, or Delphi, that distributes our on-board product with another major global auto manufacturer and a major China auto manufacturer. In January 2014, we entered into an agreement with General Motors Corporation, or GM, for integration of our embedded and connected solutions in its vehicles, which we expect to be launched in model year 2017. We do not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. Our relationship with GM also includes off-board and cloud-based services for vehicles, commencing in calendar 2015, and in January 2015 GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform, which includes mapping and one-box search. Under the terms of the agreement, we expect our connected services to support navigation in more than 100 countries. GM has not provided us with any volume or revenue guarantees.

Our advertising delivery platform offers advertisers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and offer unique value to brick-and-mortar and brand advertisers through our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through programmatic real-time bidding, or RTB, tools. In March 2015, our platform had access to over 254 billion potential ad impressions.

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

In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform, which includes mapping and one-box search. This is part of a broader global strategic relationship with GM that we entered into in January 2014.

In January 2015, we announced that we were selected to power the navigation experience of the next generation Ford SYNC®3 infotainment system. We expect to provide SYNC®3 users with an enhanced driving and navigation experience, including simplified one-box search functionality, multi-touch map technology, and more.

In November 2014, a top 10 global automotive OEM selected us as its preferred navigation provider for the China market. This is not a binding award and in the coming months, we expect to work to negotiate and enter into a binding agreement. This program is targeted to launch in the first half of calendar year 2017.

Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures, non-GAAP net income (loss), adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and diluted non-GAAP net income (loss) per share are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do (in thousands, except percentages and per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue	$42,286	$34,471	$117,053	$115,928
Gross margin	51%	59%	52%	61%
Non-GAAP gross margin	53%	61%	54%	63%
Automotive gross margin	47%	53%	46%	52%
Automotive non-GAAP gross margin	47%	53%	47%	52%
Advertising gross margin	33%	40%	33%	39%
Advertising non-GAAP gross margin	44%	55%	43%	55%
Mobile navigation gross margin	73%	71%	73%	74%
Mobile navigation non-GAAP gross margin	74%	74%	74%	76%
Net loss	$(4,767)	$(7,555)	$(15,427)	$(11,543)
Non-GAAP net loss	$(1,177)	$(4,365)	$(8,044)	$(2,171)
Adjusted EBITDA	$(4,678)	$(6,783)	$(15,035)	$(4,724)
Diluted net loss per share	$(0.12)	$(0.19)	$(0.39)	$(0.30)
Diluted non-GAAP net loss per share	$(0.03)	$(0.11)	$(0.20)	$(0.06)
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
Non-GAAP gross margin measures our GAAP gross margin, excluding the impact of stock-based compensation expense and capitalized software and developed technology amortization expenses. Non-GAAP net income (loss) measures GAAP net income (loss), excluding the impact of stock-based compensation expense, capitalized software and developed technology amortization expenses, and other items such as legal settlements, certain unique tax matters and restructuring costs, net of taxes or tax benefits. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us. While we include the dilutive impact of such equity awards in weighted average shares outstanding, the expense associated with stock-based awards reflects a non-cash charge that we exclude from non-GAAP net income (loss), non-GAAP net income (loss) per share, and adjusted EBITDA. Capitalized software amortization expense represents internal software costs that are previously capitalized and charged to expense as the software is used in our operations. Developed technology amortization expense relates to the amortization of acquired intangible assets. Legal settlements represent settlements from patent litigation cases in which we are defendants and royalty disputes.  Unique tax matters relate to items such as changes in tax accounting methodology, effects of amended tax returns due to new tax rulings and the write-off of deferred tax assets resulting from valuation allowances recorded against our deferred tax assets.   Restructuring costs represent recognition of the estimated amount of costs associated with restructuring activities. Our non-GAAP tax rate differs from the GAAP tax rate due to the elimination of any tax effect of the GAAP stock-based compensation expenses, capitalized software and developed technology amortization expenses, legal settlements, restructuring costs, and other items, including unique tax matters, that are being eliminated to arrive at the non-GAAP net income (loss).
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

•	non-GAAP gross margin, non-GAAP net income (loss) and adjusted EBITDA do not reflect the potentially dilutive impact of equity-based compensation;

•	Non-GAAP net income (loss) and adjusted EBITDA do not reflect the use of cash for net share settlements of RSUs

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
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
The following tables present reconciliations of gross margin to non-GAAP gross margin, net income (loss) to non-GAAP net income (loss) and net income (loss) to adjusted EBITDA for each of the periods indicated (dollars in thousands):

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Gross margin	47%	53%	33%	40%	73%	71%	51%	59%
Adjustments:
Capitalized software and developed technology amortization	—%	—%	11%	15%	1%	3%	2%	2%
Non-GAAP gross margin	47%	53%	44%	55%	74%	74%	53%	61%

	Automotive		Advertising		Mobile Navigation		Total
	Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Gross margin	46%	52%	33%	39%	73%	74%	52%	61%
Adjustments:
Capitalized software and developed technology amortization	1%	—%	10%	16%	1%	2%	2%	2%
Non-GAAP gross margin	47%	52%	43%	55%	74%	76%	54%	63%

The impact of adjusting for stock-based compensation in determining non-GAAP gross margin is less than 1% for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(4,767)	$(7,555)	$(15,427)	$(11,543)
Adjustments:
Benefit for income taxes due to changes in tax accounting method and amended tax returns	—	—	(4,061)	—
Restructuring costs	422	—	987	831
Capitalized software and developed technology amortization	753	947	2,523	2,666
Stock-based compensation expense:
Cost of revenue	15	17	66	83
Research and development	1,243	1,131	3,868	3,203
Sales and marketing	699	757	2,193	2,223
General and administrative	675	970	2,432	2,512
Total stock-based compensation	2,632	2,875	8,559	8,021
Tax effect of adding back adjustments	(217)	(632)	(625)	(2,146)
Non-GAAP net income (loss)	$(1,177)	$(4,365)	$(8,044)	$(2,171)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(4,767)	$(7,555)	$(15,427)	$(11,543)
Adjustments:
Restructuring costs	422	—	987	831
Stock-based compensation expense	2,632	2,875	8,559	8,021
Depreciation and amortization	1,178	1,695	4,054	5,119
Interest and other income, net	(900)	344	(3,073)	(1,059)
Benefit for income taxes	(3,243)	(4,142)	(10,135)	(6,093)
Adjusted EBITDA	$(4,678)	$(6,783)	$(15,035)	$(4,724)

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
Revenue from our Automotive segment represented 62% and 49% of our revenue in the nine months ended March 31, 2015 and 2014, respectively. Ford represented 60% and 45% of our revenue in the nine months ended March 31, 2015 and 2014, respectively. In April 2014, our contract with Ford was extended through December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal.
We provide both on-board and off-board connected navigation solutions to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. Our off-board connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our off-board connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. This revenue is classified as services revenue and represented less than 5% of overall automotive navigation solutions revenue. In addition, in January 2015 GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the RemoteLink® application. We record the royalty earned as deferred revenue and recognize this revenue over the estimated service period.
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
Revenue from our Advertising segment, which includes the delivery of search and display, location-based ads, represented 11% and 7% of our revenue in the nine months ended March 31, 2015 and 2014, respectively. Our advertising revenue is derived from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. Our ad search revenue is earned from the delivery of location-based ad impressions targeted to end users engaged in a specific search task utilizing our mobile navigation solutions. Such ad search revenue represented less than 10% of our overall advertising revenue. Our display revenue relates to the advertising business developed via our Thinknear acquisition that delivers targeted location-based impressions to end users of third party developer applications.

Revenue from our Mobile Navigation segment represented 27% and 44% of our revenue in the nine months ended March 31, 2015 and 2014, respectively. Subscription fee revenue from our mobile navigation service declined from the nine months ended March 31, 2014 to 2015, primarily due to the termination of the fixed fee with Sprint at a lower rate that eventually ceased in September 2013 and a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and others, including T-Mobile USA, or T-Mobile, U.S. Cellular Corporation, or USCC, and Comunicaciones Nextel de Mexico, S.A. de C.V., a subsidiary of NII Holdings, Inc., or NII Mexico.
AT&T represented 17% and 25% of our revenue in the nine months ended March 31, 2015 and 2014, respectively. In March 2015, our agreement with AT&T was automatically renewed, under its existing terms through March 2016, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. During fiscal 2015, we anticipate that we will continue to depend on AT&T for a material portion of our revenue; however, we have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect them to continue to decline substantially.
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

In the nine months ended March 31, 2015 and 2014, we generated 95% and 94% of our revenue, in the United States, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.
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
We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board automotive navigation solutions and recognition of deferred development costs. Cost of services revenue consists primarily of the costs associated with third party content, third party exchange ad inventory, data center operations and outsourced hosting services, customer support, amortization of capitalized software, stock-based compensation and amortization of developed technology that we incur in providing our navigation and advertising network services.
We primarily provide mobile navigation service customer support through a third party provider to whom we provide training and assistance with problem resolution. In addition, we use outsourced, hosting services and industry standard hardware to provide our navigation services. We generally offer to our wireless carrier customers and generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability and may incur penalties for failure to meet contractual service availability requirements, including loss of a portion of subscriber fees for the month or termination of our wireless carrier customer agreement.
The largest component of cost of revenue as it relates to our advertising business is the cost of location-based, third-party advertising inventory which we acquire from advertising exchanges. Our search ad inventory is generated from our user base of paid and freemium users of our Scout and Telenav branded and carrier branded mobile navigation solutions. Other notable costs of our advertising business are the cost of ad delivery via contracted hosted services and the cost of our ad trafficking operations.

While we expect that services revenue from wireless carrier customers will continue to decline substantially in fiscal 2015, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing OSM content on our freemium navigation applications resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. While our product revenue is expected to increase in fiscal 2015 due to continued growth in automotive, much of this growth will be generated from distribution of our automotive solution with Ford in China and Europe where the underlying content costs are significantly higher on a per unit basis. Consequently, we expect that our overall total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our navigation offerings provided through wireless carriers.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. In addition, in fiscal 2014 we incurred restructuring costs primarily related to severance and benefits expense associated with reductions in workforce and facility exit costs associated with consolidation of facilities. In the second and third quarters of fiscal 2015, we incurred restructuring costs primarily related to a reassessment of our facility impairment costs. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Effective in the first quarter of fiscal 2015, we began classifying product management costs as a component of research and development expenses due to the change made effective July 1, 2014 whereby this function no longer reports into the sales and marketing organization. Previously such costs had been included within sales and marketing expenses.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Through June 30, 2014, sales and marketing expenses also included product management costs, which have been classified as research and development expenses commencing July 1, 2014. Historically, a majority of our revenue has been derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers, as well as consumers acquired through open market application stores. More recently, our automotive and advertising revenue have represented the most rapidly growing components of our revenue, and we have recently invested significantly in building out our advertising sales team. Our sales and marketing activities supporting our automotive navigation services include the costs of our business development efforts. Our automotive manufacturer partners and OEMs also provide primary marketing for our on-board and off-board navigation services at the time a vehicle is sold to their end customer.

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
Provision (benefit) for income taxes. Our provision (benefit) for income taxes primarily consists of corporate income taxes related to profits or losses earned in the United States or corporate income tax refunds expected to be derived from losses incurred in the United States that may be carried back to prior fiscal years. Our effective tax rate could fluctuate significantly from period to period, particularly in those periods in which we incur losses, due to our ability to benefit from the carryback of net operating losses within the carryback period and the available amount therein, if any. Furthermore, on a quarterly basis our tax rates can fluctuate and could be adversely affected by increases in nondeductible stock-based compensation or other nondeductible expenses, as well as changes in our tax reserves. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

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

There have been no material changes in our critical accounting policies and estimates during the nine months ended March 31, 2015 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2014.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of operations

The following tables set forth our results of operations for the three and nine months ended March 31, 2015 and 2014, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Consolidated Statements of Operations Data	2015	2014	2015	2014
	(in thousands)
Revenue:
Product	$28,915	$17,689	$71,292	$55,347
Services	13,371	16,782	45,761	60,581
Total revenue	42,286	34,471	117,053	115,928
Cost of revenue:
Product	15,475	8,535	38,477	27,211
Services	5,364	5,704	17,855	18,251
Total cost of revenue	20,839	14,239	56,332	45,462
Gross profit	21,447	20,232	60,721	70,466
Operating expenses:
Research and development	17,384	15,837	51,002	44,553
Sales and marketing	6,869	8,853	19,775	24,309
General and administrative	5,682	6,895	17,592	19,468
Restructuring costs	422	—	987	831
Total operating expenses	30,357	31,585	89,356	89,161
Loss from operations	(8,910)	(11,353)	(28,635)	(18,695)
Other income (expense), net	900	(344)	3,073	1,059
Loss before benefit for income taxes	(8,010)	(11,697)	(25,562)	(17,636)
Benefit for income taxes	(3,243)	(4,142)	(10,135)	(6,093)
Net loss	$(4,767)	$(7,555)	$(15,427)	$(11,543)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2015	2014	2015	2014
Revenue:	(as a percentage of revenue)
Product	68%	51%	61%	48%
Services	32%	49%	39%	52%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	36%	25%	33%	23%
Services	13%	16%	15%	16%
Total cost of revenue	49%	41%	48%	39%
Gross profit	51%	59%	52%	61%
Operating expenses:
Research and development	41%	46%	44%	38%
Sales and marketing	16%	26%	17%	21%
General and administrative	14%	20%	15%	17%
Restructuring costs	1%	—%	1%	1%
Total operating expenses	72%	92%	77%	77%
Loss from operations	(21)%	(33)%	(25)%	(16)%
Other income (expense), net	2%	(1)%	3%	1%
Loss before benefit for income taxes	(19)%	(34)%	(22)%	(15)%
Benefit for income taxes	(8)%	(12)%	(9)%	(5)%
Net loss	(11)%	(22)%	(13)%	(10)%

Comparison of the three and nine months ended March 31, 2015 and 2014
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue increased 63% to $28.9 million in the three months ended March 31, 2015 from $17.7 million in the three months ended March 31, 2014. Product revenue increased 29% to $71.3 million in the nine months ended March 31, 2015 from $55.3 million in the nine months ended March 31, 2014. The increase in product revenue for the comparable three and nine month periods was due primarily to an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers and, to a lesser extent, an increase in customized software revenue. Services revenue decreased 20% to $13.4 million in the three months ended March 31, 2015 from $16.8 million in the three months ended March 31, 2014. Services revenue decreased 24% to $45.8 million in the nine months ended March 31, 2015 from $60.6 million in the nine months ended March 31, 2014. The decrease in services revenue for the comparable three and nine month periods was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services, partially offset by an increase in advertising revenue.
Our cost of product revenue increased 81% to $15.5 million in the three months ended March 31, 2015 from $8.5 million in the three months ended March 31, 2014. Our cost of product revenue increased 41% to $38.5 million in the nine months ended March 31, 2015 from $27.2 million in the nine months ended March 31, 2014. The increase in the comparable three and nine month periods was due primarily to an increase in third party content costs associated with the increased royalty revenue from automotive navigation solutions. Our cost of service revenue decreased 6% to $5.4 million in the three months ended March 31, 2015 from $5.7 million in the three months ended March 31, 2014. Our cost of service revenue decreased 2% to $17.9 million in the nine months ended March 31, 2015 from $18.3 million in the nine months ended March 31, 2014. The decrease in the comparable three and nine month periods was due primarily to a decrease in cost of mobile navigation revenue associated with the decline in such revenue, partially offset by an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered.
Our gross profit increased to $21.4 million in the three months ended March 31, 2015 from $20.2 million in the three months ended March 31, 2014. Our gross profit decreased to $60.7 million in the nine months ended March 31, 2015 from $70.5 million in the nine months ended March 31, 2014. Our gross margin decreased to 51% in the three months ended March 31, 2015 from 59% in the three months ended March 31, 2014, and decreased to 52% in the nine months ended

March 31, 2015 from 61% in the nine months ended March 31, 2014. The decrease in gross margin for the comparable three and nine month periods was primarily due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally has higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our overall gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our January 2014 acquisition of skobbler.
Revenue concentrations. In the three months ended March 31, 2015 and 2014, revenue from Ford represented 68% and 50% of our total revenue, respectively, and revenue from AT&T represented 13% and 25% of our total revenue, respectively. In the nine months ended March 31, 2015 and 2014, revenue from Ford represented 60% and 45% of our total revenue, respectively, and revenue from AT&T represented 17% and 25% of our total revenue, respectively. No other customer represented more than 10% of our total revenue in such periods.
We primarily sell our services in the United States. In the three and nine months ended March 31, 2015, revenue derived from U.S. sources represented 97% and 95% of our total revenue, respectively. In the three and nine months ended March 31, 2014, revenue derived from U.S. sources represented 94% of our total revenue.
Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenue
Automotive	$29,472	$18,297	$73,051	$57,151
Advertising	4,019	2,905	12,726	7,853
Mobile Navigation	8,795	13,269	31,276	50,924
Total revenue	42,286	34,471	117,053	115,928
Cost of revenue
Automotive	15,759	8,681	39,395	27,357
Advertising	2,690	1,740	8,528	4,819
Mobile Navigation	2,390	3,818	8,409	13,286
Total cost of revenue	20,839	14,239	56,332	45,462
Gross profit
Automotive	13,713	9,616	33,656	29,794
Advertising	1,329	1,165	4,198	3,034
Mobile Navigation	6,405	9,451	22,867	37,638
Total gross profit	$21,447	$20,232	$60,721	$70,466
Gross margin
Automotive	47%	53%	46%	52%
Advertising	33%	40%	33%	39%
Mobile Navigation	73%	71%	73%	74%
Total gross margin	51%	59%	52%	61%

Automotive. Automotive revenue increased 61% to $29.5 million in the three months ended March 31, 2015 from $18.3 million in the three months ended March 31, 2014. Automotive revenue increased 28% to $73.1 million in the nine months ended March 31, 2015 from $57.2 million in the nine months ended March 31, 2014. The increase in the comparable three month period was due primarily to an increase in production royalty revenue of $9.5 million and an increase in customized software revenue and map content update revenue of $1.8 million. The increase in the comparable nine month period was due primarily to an increase in production royalty revenue of $16.5 million, partially offset by a decrease in customized software revenue and map content update revenue of $0.6 million. Automotive revenue included customized software and map content revenue of $3.7 million and $1.9 million in the three months ended March 31, 2015 and 2014, respectively, and $4.5 million and $5.0 million in the nine months ended March 31, 2015 and 2014, respectively. In addition, during the three and nine months ended March 31, 2015, we billed $3.8 million in royalties earned from new vehicle owner downloads of GM's OnStar RemoteLink® mobile application powered by our location-based services platform. We record the royalties earned as deferred revenue and recognize this revenue over the estimated service period. Deferred revenue associated with RemoteLink® as of March 31, 2015 was $3.7 million. Automotive revenue represented 70% and 53% of total revenue in the three months ended March 31, 2015 and 2014, respectively, and represented 62% and 49% of total revenue in the nine months ended March 31, 2015 and 2014, respectively.
Cost of automotive revenue increased 82% to $15.8 million in the three months ended March 31, 2015 from $8.7 million in the three months ended March 31, 2014. Cost of automotive revenue increased 44% to $39.4 million in the nine months ended March 31, 2015 from $27.4 million in the nine months ended March 31, 2014. The increase in the comparable three month period was due primarily to an increase in third party content costs of $6.1 million associated with the increased royalty revenue and mix of revenue from Ford on vehicles sold in Europe and China, which generally has higher associated content costs, and increased costs associated with customized software revenue and map content update revenue of $0.8 million. The increase in the comparable nine month period was due primarily to an increase in third party content costs of $10.9 million associated with the increased royalty revenue and mix of revenue from Ford on vehicles sold in Europe and China, and increased amortization expense of $0.5 million related to developed technology acquired.
Automotive gross profit increased 43% to $13.7 million in the three months ended March 31, 2015 from $9.6 million in the three months ended March 31, 2014. Automotive gross profit increased 13% to $33.7 million in the nine months ended March 31, 2015 from $29.8 million in the nine months ended March 31, 2014. Automotive gross margin decreased to 47% in the three months ended March 31, 2015 from 53% in the three months ended March 31, 2014, and decreased to 46% in the nine months ended March 31, 2015 from 52% in the nine months ended March 31, 2014. The decrease in gross margin in the comparable three and nine month periods was due primarily to the higher proportion of revenue from vehicles sold in Europe and China, which generally has higher associated content costs.
Advertising. Advertising revenue increased 38% to $4.0 million in the three months ended March 31, 2015 from $2.9 million in the three months ended March 31, 2014. Advertising revenue increased 62% to $12.7 million in the nine months ended March 31, 2015 from $7.9 million in the nine months ended March 31, 2014. The increase in the comparable three and nine month periods was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 10% and 8% of total revenue in the three months ended March 31, 2015 and 2014, respectively, and represented 11% and 7% of total revenue in the nine months ended March 31, 2015 and 2014, respectively.
Cost of advertising revenue increased 55% to $2.7 million in the three months ended March 31, 2015 from $1.7 million in the three months ended March 31, 2014. Cost of advertising revenue increased 77% to $8.5 million in the nine months ended March 31, 2015 from $4.8 million in the nine months ended March 31, 2014. The increase in the comparable three and nine month periods was due primarily to increased third party ad exchange inventory costs of $0.7 million and $2.9 million, respectively, and increased third party hosting service fees of $0.3 million and $0.7 million, respectively, associated with the increased impressions delivered. Cost of advertising revenue increased at a greater rate than advertising revenue for the comparable three and nine month periods due to increased effective cost per thousand impressions, or eCPM, for display ad inventory sourced from third party exchanges, as well as enhanced content costs.
Advertising gross profit increased 14% to $1.3 million in the three months ended March 31, 2015 from $1.2 million in the three months ended March 31, 2014. Advertising gross profit increased 38% to $4.2 million in the nine months ended March 31, 2015 from $3.0 million in the nine months ended March 31, 2014. Advertising gross margin decreased to 33% in the three months ended March 31, 2015 from 40% in the three months ended March 31, 2014, and decreased to 33% in the nine months ended March 31, 2015 from 39% in the nine months ended March 31, 2014. The decrease in gross margin in the comparable three and nine month periods was due primarily to increased eCPM for display ad inventory sourced from third party exchanges, as well as enhanced content costs.
Mobile Navigation. Mobile navigation revenue decreased 34% to $8.8 million in the three months ended March 31, 2015 from $13.3 million in the three months ended March 31, 2014. Mobile navigation revenue decreased 39% to $31.3 million in the nine months ended March 31, 2015 from $50.9 million in the nine months ended March 31, 2014. The decrease in the comparable three and nine month periods was primarily due to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and USCC, the termination of our fixed fee revenue from Sprint for bundled users, and a decrease in mobile navigation revenue internationally. Accordingly, in the three months ended March 31, 2015, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $4.5 million. In the nine months ended March 31, 2015, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $19.8 million. In the nine months ended March 31, 2015, the decrease was partially offset by $0.8 million in one-time catch-up revenue reporting from AT&T. Mobile navigation revenue represented 21% and 38% of total revenue in the three months ended March 31, 2015 and 2014, respectively, and represented 27% and 44% of total revenue in the nine months ended March 31, 2015 and 2014, respectively.
Cost of mobile navigation revenue decreased 37% to $2.4 million in the three months ended March 31, 2015 from $3.8 million in the three months ended March 31, 2014. Cost of mobile navigation revenue decreased 37% to $8.4 million in the nine months ended March 31, 2015 from $13.3 million in the nine months ended March 31, 2014. The decrease in the comparable three month period was due primarily to decreases in third party content costs of $0.6 million, amortization of capitalized software and recognition of deferred costs of $0.2 million and data center costs of $0.2 million. The decrease in the comparable nine month period was due primarily to decreases in third party content costs of $1.7 million, amortization of capitalized software and recognition of deferred costs of $0.8 million, compensation and benefits expense of $0.8 million, data center costs of $0.6 million and depreciation and amortization of $0.6 million.
Mobile navigation gross profit decreased 32% to $6.4 million in the three months ended March 31, 2015 from $9.5 million in the three months ended March 31, 2014. Mobile navigation gross profit decreased 39% to $22.9 million in the nine months ended March 31, 2015 from $37.6 million in the nine months ended March 31, 2014. Mobile navigation gross margin was comparable at 73% and 71% in the three months ended March 31, 2015 and 2014, respectively, and 73% and 74% in the nine months ended March 31, 2015 and 2014, respectively.
Operating expenses
Research and development. Our research and development expenses increased 10% to $17.4 million in the three months ended March 31, 2015 from $15.8 million in the three months ended March 31, 2014. Our research and development expenses increased 14% to $51.0 million in the nine months ended March 31, 2015 from $44.6 million in the nine months ended March 31, 2014. The increase in the comparable three and nine month periods was due primarily to the inclusion of $2.6 million and $7.8 million, respectively, of product management department costs that are classified in research and development expense beginning in fiscal 2015. Previously, product management departments reported into our sales and marketing organization and were included in sales and marketing expense for fiscal 2014. The $2.6 million and $7.8 million increase due to the inclusion of product management costs in the comparable three and nine month periods, respectively, was partially offset primarily by a $1.2 million and $1.5 million decrease, respectively, in compensation and benefits expense. As a percentage of revenue, research and development expenses decreased to 41% in the three months ended March 31, 2015 from 46% in the three months ended March 31, 2014, and increased to 44% in the nine months ended March 31, 2015 from 38% in the nine months ended March 31, 2014. The total number of research and development personnel decreased 20% to 412 at March 31, 2015 from 512 at March 31, 2014. A total of 39 product management personnel were included in research and development expense at March 31, 2015. The decrease in total research and development headcount is due primarily to a decrease resulting from our ongoing cost optimization efforts, including our restructuring efforts in the second half of fiscal 2014, partially offset by increased headcount with our acquisition of skobbler in January 2014 and the inclusion of product management personnel in fiscal 2015. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new services and products for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses decreased 22% to $6.9 million in the three months ended March 31, 2015 from $8.9 million in the three months ended March 31, 2014. Our sales and marketing expenses decreased 19% to $19.8 million in the nine months ended March 31, 2015 from $24.3 million in the nine months ended March 31, 2014. The decrease in the comparable three and nine month periods was primarily due to a decrease of $3.1 million and $8.0 million, respectively, related to product management costs that were classified in sales and marketing expense in fiscal 2014. Beginning in fiscal 2015, these costs are now included in research and development expense. The $3.1 million decrease related to the classification of product management costs in the comparable three month period was partially offset primarily by increases in compensation and benefits costs of $0.7 million primarily associated with the ongoing expansion of our mobile advertising sales team, and travel and entertainment expense of $0.5 million. The $8.0 million decrease related to the classification of product management costs in the comparable nine month period was partially offset primarily by increases in compensation and benefits costs of $2.6 million and travel and entertainment expense of $0.8 million. As a percentage of revenue, sales and marketing expenses decreased to 16% in the three months ended March 31, 2015 from 26% in the three months ended March 31, 2014, and decreased to 17% in the nine months ended March 31, 2015 from 21% in the nine months ended March 31, 2014. The total number of sales and marketing personnel decreased 29% to 77 at March 31, 2015 from 109 at March 31, 2014. A total of 48 product management personnel were included in sales and marketing expense at March 31, 2014.

We expect that our sales and marketing expenses will continue to increase over time in absolute dollars as we add sales personnel to support our advertising business.
General and administrative. Our general and administrative expenses decreased 18% to $5.7 million in the three months ended March 31, 2015 from $6.9 million in the three months ended March 31, 2014. Our general and administrative expenses decreased 10% to $17.6 million in the nine months ended March 31, 2015 from $19.5 million in the nine months ended March 31, 2014. The decrease in the comparable three month period was primarily due to decreases in stock-based compensation expense of $0.3 million, legal expense of $0.3 million and professional and outside services of $0.3 million. The decrease in the comparable nine month period was primarily due to decreases in legal expense of $0.8 million, professional and outside services of $0.6 million and compensation and benefits expense of $0.5 million. As a percentage of revenue, general and administrative expenses decreased to 14% in the three months ended March 31, 2015 from 20% in the three months ended March 31, 2014, and decreased to 15% in the nine months ended March 31, 2015 from 17% in the nine months ended March 31, 2014. The total number of general and administrative personnel increased 8% to 82 at March 31, 2015 from 76 at March 31, 2014. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.
Restructuring costs. In the three and nine months ended March 31, 2015, we incurred restructuring costs of $0.4 million and $1.0 million. In the three and nine months ended March 31, 2014, we incurred restructuring costs of zero and $0.8 million, respectively. These restructuring costs were associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities in fiscal 2014.
Other income (expense), net. Our other income (expense), net was $0.9 million in the three months ended March 31, 2015 and $(0.3) million in the three months ended March 31, 2014. Our other income, net was $3.1 million in the nine months ended March 31, 2015 and $1.1 million in the nine months ended March 31, 2014. Other income (expense), net for the three months ended March 31, 2015 included a $0.9 million foreign exchange gain. Other income, net for the nine months ended March 31, 2015 included a $1.7 million foreign exchange gain and $0.8 million other income from our transaction services agreement with Fleetcor Technologies Operating Company, LLC. Other income, net for the nine months ended March 31, 2014 included a $0.8 million gain from the sale of an investment in a privately-held company and a $0.3 million impairment charge from the write-off of an investment in a privately-held company.
Benefit for income taxes. Our benefit for income taxes was $10.1 million in the nine months ended March 31, 2015 compared to $6.1 million in the nine months ended March 31, 2014. Our effective tax rate, which resulted in the recognition of a tax benefit, was 40% in the nine months ended March 31, 2015 compared to an effective tax rate of 35% in the nine months ended March 31, 2014. Our effective tax rate of 40% for the nine months ended March 31, 2015 was greater than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to tax benefits recorded discretely from the recognition of a $3.0 million state income tax refund, as discussed further below, true up adjustments totaling $1.5 million in connection with the filing of our fiscal 2014 tax return, and the reversal of tax reserves due to the expiration of the statue of limitations and settlement of our California audit, partially offset by an increase in the valuation allowance as a result of the limitations of benefit from the tax carryback. Our effective tax rate of 35% for the nine months ended March 31, 2014 was the same as the tax benefit computed at the U.S. federal statutory income tax rate due primarily to nondeductible stock compensation and nondeductible expenses offset by exempt interest income and research and development credits, and true ups.
In January 2015, we received $8.0 million of the total $8.6 million receivable due for a U.S. federal tax refund resulting from our ability to carryback fiscal 2014 losses and credits to previous years.

We also received a $3.0 million income tax refund in January 2015 from the state of California as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010. We amended our fiscal 2009 and 2010 returns due to a favorable tax ruling we received with respect to an alternative apportionment method. The state refund was not previously recognized due to uncertainties with respect to the interpretation of the tax ruling, the outcome of the audit of the amended returns, and the method in which the overpayment would ultimately be settled. The $3.0 million state income tax refund has been recorded as a discrete tax benefit in the nine months ended March 31, 2015.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2015 and June 30, 2014, our cumulative unrecognized tax benefits were $4.2 million and $6.9 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2015 and June 30, 2014 was $2.3 million and $5.5 million, respectively, that, if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.5 million and $0.6 million accrued for the payment of interest and penalties at March 31, 2015 and June 30, 2014, respectively.

We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2012 through fiscal 2014 in the U.S., for fiscal 2010 through fiscal 2014 in state jurisdictions, and for fiscal 2009 through fiscal 2014 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

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

Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Nine Months Ended
	March 31,
	2015	2014

Net cash provided by (used in) operating activities	$473	$(14,543)
Net cash provided by investing activities	6,721	12,087
Net cash used in financing activities	(1,255)	(7,946)
Effect of exchange rate changes on cash and cash equivalents	(1,888)	(34)
Net increase (decrease) in cash and cash equivalents	$4,051	$(10,436)
At March 31, 2015, we had cash, cash equivalents and short-term investments of $131.7 million, which primarily consisted of money market mutual funds, asset-backed securities, municipal securities and agency and corporate bonds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.

Our accounts receivable are heavily concentrated in a small number of customers. As of March 31, 2015, our accounts receivable balance was $36.8 million, of which Ford and AT&T represented 60% and 11%, respectively.

Our future capital requirements will depend on many factors, including our ability to grow our revenue and control expenses in fiscal 2015 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to use cash in operating activities in fiscal 2015 and possibly beyond, and we may experience greater than expected cash usage in operating activities if revenue is lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $0.5 million and $(14.5) million in the nine months ended March 31, 2015 and 2014, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our auto and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the nine months ended March 31, 2015, cash provided by operating activities was the result of a net loss of $15.4 million which was offset by non-cash charges for depreciation and amortization of $4.1 million, stock-based compensation of $8.6 million, accretion of net premium on short-term investments of $1.1 million and $1.7 million from changes in our operating assets and liabilities. In the nine months ended March 31, 2014, cash used in operating activities was the result of a net loss of $11.5 million and $19.5 million from changes in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $5.1 million, stock-based compensation of $8.0 million, and accretion of net premium on short-term investments of $2.7 million.
Net cash provided by investing activities. Our investing activities provided $6.7 million and $12.1 million during the nine months ended March 31, 2015 and 2014, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. We expect to make additional purchases of property and equipment in future periods as we continue to invest in infrastructure, as well as replace equipment nearing the end of its service life. However, we will balance such purchases with our increasing use of hosted data services in an effort to more efficiently scale operations, particularly with respect to our growing advertising business. In the nine months ended March 31, 2015, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $7.8 million. In the nine months ended March 31, 2014, cash provided by investing activities was principally the result of purchases of short-term investments, net of proceeds from sales and maturities, of $32.7 million, partially offset by cash used for our acquisition of skobbler for $19.2 million.
Net cash used in financing activities. During the nine months ended March 31, 2015 and 2014, our financing activities used cash of $1.3 million and $7.9 million, respectively. In the nine months ended March 31, 2015, we utilized $2.5 million of cash to repurchase our common stock and $2.1 million for payment of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $3.3 million provided from the exercise of stock options. In the nine months ended March 31, 2014, we primarily utilized $7.9 million of cash to repurchase shares of our common stock.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of March 31, 2015, we had an aggregate of $27.0 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $27.0 million of future minimum commitments were comprised of $2.6 million due in fiscal 2015; $7.2 million due in fiscal 2016; $4.8 million due in fiscal 2017; $4.8 million due in fiscal 2018; $5.4 million due in fiscal 2019; and $2.2 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2015, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users and customers in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Euro. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case has been sent back to the U.S. District Court for the District of Delaware and trial is currently scheduled for February 2017. Due to the uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On April 30, 2010, Traffic Information, LLC, or Traffic Information, filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the PTO and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. In light of the reexamination and plaintiff's appeal of the reexamination findings, the court stayed the case and the case will remains stayed and administratively closed unless the plaintiff obtains a favorable decision on appeal before the PTAB or Federal Circuit Court of Appeals. Traffic Information filed an appeal with the U.S. Appeals Court for the Federal Circuit, and on January 20, 2015, the court affirmed the PTO's finding of invalidity. On April 28, 2015, Traffic Information filed a dismissal of all claims against Telenav. On May 6, 2015, the District Court entered the dismissal.
On October 10, 2014, PanTaurus LLC filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, alleging that we infringe the patent in suit by operating a Hadoop distributed file system. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief against us. On January 9, 2015 we entered into a confidential license and settlement agreement, and on January 21, 2015 the parties moved to dismiss the lawsuit. On January 26, 2015 the district court dismissed the case.
On November 24, 2014 Rothschild Location Technologies, LLC filed a complaint against us in the U.S. District Court for the District of Delaware, alleging that Telenav Track infringes U.S. Patent No. 8,606,503. The patent in suit claims a method and system for the remote entering, storing and sharing of location information. On March 17, 2015, Plaintiff dismissed all claims against Telenav. The court entered the dismissal and closed the case on March 18, 2015.
On February 6, 2015, Location Services IP LLC filed a complaint against AT&T, Inc. and Telenav, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that the AT&T Navigator, Telenav GPS Plus, and Telenav Scout Mobile applications infringe 4 U.S. patents. On April 16, 2015, Location Services IP LLC dismissed all claims against AT&T, Inc. and Telenav, Inc. and filed a new complaint against AT&T Mobility, AT&T Services, Inc. and Telenav, Inc. in the same court, alleging that the AT&T Navigator, Telenav GPS Plus, Telenav GPS Navigator, and Telenav Scout Mobile applications as well as AT&T Store Locator and the myAT&T Mobile Application infringe the same 4 U.S. patents. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief. AT&T has requested that we defend and indemnify them in this matter as it relates to the AT&T Navigator product and we have agreed to do so. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

In addition, we have received, and expect to continue to receive, demands for indemnification from our customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. At this time, we are not a party to the following cases; however our customers have requested that we indemnify them in connection with such cases.

In 2008, Alltel, AT&T, Sprint and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. In March 2011, EMSAT and AT&T settled their claims. The PTO reexamined two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. All patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product were cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. On March 20, 2015, the Court dismissed and closed the Alltel case and on April 10, 2015 the Court dismissed and closed the Sprint case. We have not yet determined the extent of our indemnification obligations to AT&T. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the overall effects of this matter on our financial condition, results of operations, or cash flows.

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
Risk related to our business
We incurred losses in fiscal 2014 and the first nine months of fiscal 2015, and expect that we will continue to incur losses at least through fiscal 2015. We do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 13% and 10% in the nine months ended March 31, 2015 and 2014, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin has declined to 52% in the nine months ended March 31, 2015 from 61% in the nine months ended March 31, 2014 due primarily to the increased proportion of product revenue contributed from our on-board automotive navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers.
We anticipate that we will continue to incur net operating losses in fiscal 2015, as we anticipate increased expenditures and our gross profit is expected to decline as compared to fiscal 2014 despite slightly higher expected revenue. These expected losses are due in large part to an expected continued decline in our higher margin mobile navigation revenue. Furthermore, there will be a lengthy delay between the time we secured the award of a new contract with GM, and the timing of revenue thereto, as well as a substantial required upfront investment in research and development resources for this new contract, and continued investments necessary due to the early nature of our advertising business. We also recently acquired skobbler, which increased our operating expenses without an offsetting increase in revenue in the near term.
Although we are working to replace rapidly declining wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This will be the case for our relationship with GM. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with employees in higher cost geographic areas who have different skills. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2015 and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate. Although we acquired skobbler and have expended additional internal resources to develop our own OSM-based maps to reduce our mapping costs in the long-term, in the short-term, those development efforts will have a negative effect on our ability to become profitable.
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
Our first automobile navigation products were introduced in fiscal 2009, and a second generation of products was introduced in fiscal 2010 in a limited number of vehicles and has now reached a broader model portfolio at a single automobile manufacturer, Ford. Ford represented approximately 60% and 45% of our revenue in the nine months ended March 31, 2015 and 2014, respectively. We expect that Ford and other OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product or reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. In April 2014, our contract with Ford was extended through December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. After December 2017, Ford may elect not to renew our agreement. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties.
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
Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile manufacturers and OEMs, these relationships may not produce significant revenue if the products are launched in limited models or due to competition from third parties. In addition, due to the complexities of revenue recognition in accordance with GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. Furthermore, we may incur significant expense to develop products for automobile manufacturers, such as under our worldwide connected navigation services agreement with GM, without ever receiving any revenue related to the sale of vehicles with our navigation services. Our ability to attract automobile manufacturers may also be limited if the OEMs chosen to provide navigation services have existing relationships with other navigation vendors or provide their own solutions.
Delphi's, new, connected infotainment system, which integrates white label versions of our Scout for Cars on-board automotive platform, was introduced in model year 2013 vehicles for North America by GM. During fiscal 2014, Scout for Cars was launched with maps in South America. Delphi also plans to distribute our product in China with a major Chinese auto manufacturer in fiscal 2015. Even if we retain Delphi as a customer, automobile manufacturers may not elect to purchase Delphi's navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. If so, we may be unable to build a direct relationship with a given automobile manufacturer or with a different OEM.
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
The design and sales cycle for on-board or off-board automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. We entered into a contract with GM to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. We do not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. We cannot assure you that when and if our products go into production and launch in GM vehicles and become available for sale, they will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. Our relationship with GM includes off-board and cloud-based services for vehicles, commencing in calendar year 2015 but we cannot assure you that this project will be launched and lead to us receiving significant revenue. GM has not provided us with any volume or revenue guarantees.
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
Although we began providing advertising to some of our end users in 2010 and the percent of our revenue represented by advertising has grown rapidly, advertising was 8% and 11% of our total revenue during fiscal 2014 and the nine months ended March 31, 2015, respectively. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of experienced and productive sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation.
Our legacy wireless carrier mobile navigation business has continued to deteriorate. If our legacy wireless carrier mobile navigation business continues to decline, our revenue and net income or loss will continue to be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint, which was our largest source of revenue until fiscal 2012, ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In the nine months ended March 31, 2015 and 2014, AT&T represented 17% and 25% of our total revenue, respectively. In fiscal 2013, fiscal 2014 and the first half of fiscal 2015, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2015 and possibly beyond.
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
Our primary competitors include location service providers such as Apple, Google (including Waze), Microsoft, Nokia, TeleCommunication Systems, or TCS, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; providers of Internet and mobile based maps and directions such as AOL Inc., Apple, MapQuest, Inc., Google, Microsoft, Yahoo Inc., Yelp Inc., Foursquare Labs, Inc. and Fullpower Technologies, Inc.; and wireless carriers and communication solutions providers developing their own location services. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, Robert Bosch GmbH, Elektrobit Corporation, Garmin, TomTom and NNG LLC, as well as other competitors such as Apple, Google, Microsoft and TCS. In our advertising business, we compete against Google, Apple, Millennial Media, Inc., xAD, Inc., Verve Wireless, Inc. and PlaceIQ,

Inc., among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
We have in the past and may in the future enter into investments in businesses in order to complement or expand our current business or enter into new markets. Private equity investments are inherently risky and subject to factors outside of our control and no assurance can be given that our previous or future investments will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. We may be required to record a significant charge in our financial statements during the period in which any impairment of our private equity investments is determined, which could adversely impact our results of operations. We recorded a $0.5 million and $0.3 million impairment charge for cost-basis investments during fiscal 2015 and 2014, respectively.
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

•	impacts from any future tax settlements with state, federal or foreign tax authorities;

•	impacts from increases or decreases in tax reserves due to new assessments of risk, the expiration of the statute of limitations or the completion of government audits;

•	impacts from changes in tax laws, regulations and interpretations in the jurisdictions in which we operate, as well as the requirements of certain tax rulings;

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
Being selected to participate and being designed into new vehicle models is a lengthy and time consuming process and our navigation services platform may not be included for factors beyond our control if we are participating in the vehicle design with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our navigation services platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturer. These delays may make it difficult to predict when we will generate revenue from new customers. For example, we entered into an agreement with GM in January 2014, but we do not anticipate generating meaningful revenue related to the distribution of our embedded and connected navigation solutions in vehicles under this agreement until certain model year 2017 vehicles come to market. However, during the three and nine months ended March 31, 2015, we billed $3.8 million in royalties earned from GM's OnStar RemoteLink® mobile application powered by our location-based services platform, of which $3.7 million remained deferred on our balance sheet as of March 31, 2015.
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
As of March 31, 2015, we had international operations in China, Romania, Germany, Mexico, Japan and Brazil. Our experience with wireless carriers, automobile manufacturers and OEMs and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 95% and 94% of our total revenue in the nine months ended March 31, 2015 and 2014, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of March 31, 2015, only two research analyst published reports regarding our company. In addition, if our stock were to trade at prices below $5.00 per share in the future, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 40.8% of our common stock outstanding as of March 31, 2015. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (1)
January 1 – January 31, 2015	72,062	$6.88	72,062	$8,364,537
February 1 – February 28, 2015	49,998	$8.04	49,998	$7,962,546
March 1 – March 31, 2015	59,503	$8.10	59,503	$7,480,709
Total	181,563		181,563	$7,480,709

(1)
The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us in September 2014 that expires in September 2015, under which our board of directors authorized us to purchase shares of our common stock up to an aggregate of $10.0 million, inclusive of broker fees.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.26.17+	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	May 7, 2015	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	May 7, 2015	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.26.17+	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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