Form 10-K
period 2015-06-30
Telenav, Inc.
filed 2015-08-24
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $138 million (based on a closing sale price of $6.67 per share as reported for the NASDAQ Global Market on December 31, 2014). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of June 30, 2015 was 40,536,912.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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
In this Form 10-K, “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries.
The names Always There Navigation™, Chatbaka™, Drive with Friends™, Evie™, Geobehavioral™, Geocookie®, … gets you and gets you there™, Goby®, HopOver™, LivingMap™, Location Index ™, Location Score ™, MyTies™, MyMileage™, ONMYWAY®, RealReach™, RoadAssist™, Scout®, Sipity®, skobbler®, Situational Targeting™, Smart Planner™, Telenav®, Telenav Connected Service™, Telenav DRIVE™, Telenav GPS Navigator™, Telenav Navigator™, Telenav Scout™ , Telenav Shotgun™, Thinknear®, TrueDelta™, and Whereboutz®, as well as the Telenav, Scout, skobbler and Thinknear logos are our trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

ii

PART I.

ITEM 1.	BUSINESS
Overview
Telenav is a leading provider of location-based platform services. These services consist of our automotive and mobile navigation platform and our advertising delivery platform. Our auto and mobile navigation platform allows Telenav to deliver enhanced location-based services to auto manufacturers, developers and end users through various distribution channels, including wireless carriers. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. We report operating results in three business segments: automotive, advertising and mobile navigation.
For our automotive segment customers, we offer our auto and mobile navigation platform services to vehicle manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary automotive customer to date, Ford Motor Company, or Ford, currently distributes our embedded, or on-board, product as an optional feature with all of its models in the U.S. Our automotive products are now included on models manufactured in the U.S., Canada, Mexico, Europe and China, as well as offered in models in South America, Australia and New Zealand. In January 2014 we entered into an agreement with General Motors Corporation, or GM, for integration of our on-board and connected navigation solutions in its vehicles, which we expect to launch in model year 2017. Our relationship with GM also includes our mobile phone-based wireless connectivity, or brought-in, services for vehicles. In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform, which includes mapping and one-box search. In July 2015, we and Toyota Motor Corporation, or Toyota, announced a partnership for brought-in navigation services where our Scout GPS Link will be available first in the model year 2016 Toyota Tacoma, and subsequently in other Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. We believe our history as a supplier of cloud-based navigation services provides a unique advantage in the automotive navigation marketplace over our competitors.
For our advertising segment customers, we believe our advertising delivery platform offers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and believe we offer unique value to brick-and-mortar and brand advertisers through our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through programmatic real-time bidding, or RTB, tools.
We derive revenue from automobile manufacturers and OEMs, advertisers and advertising agencies, and wireless carriers. We receive revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services. These manufacturers have typically not provided us with any volume or revenue guarantees. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners, which work closely with local and small business advertisers. We also derive revenue from our partnerships with wireless carriers, who pay us to enable their subscribers to use our mobile navigation services. Some of these wireless carriers bill their subscribers on a monthly recurring basis and the number of those monthly recurring subscribers to which we provide services continues to decline, resulting in substantial declines in our revenue from wireless carriers.
We generate revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform. Our automobile manufacturer and OEM customers pay us a royalty fee as the software is reproduced for installation in vehicles with our automotive navigation solutions. In addition, we earn a one-time royalty for each new vehicle owner who downloads the GM OnStar RemoteLink® application, whereby we provide enhanced search capabilities for contracted service periods.
We generate revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract.
We also generate revenue from subscriptions to our mobile navigation services. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through mobile application stores and marketplaces. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage.
Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal year ended June 30, 2013, 2014, 2015 and 2016 as fiscal 2013, fiscal 2014, fiscal 2015 and fiscal 2016, respectively. Our total revenue was $191.8 million in fiscal 2013, $150.3 million in fiscal 2014 and $160.2 million in fiscal 2015. Our net income decreased from $13.1 million in fiscal 2013 to a net loss of $(29.5) million in fiscal 2014 and a net loss of $(23.1) million in fiscal 2015. On April 16, 2013, we completed the sale of our enterprise business to a third party. The results of operations of our enterprise business have been classified as discontinued operations in our statement of operations for all periods presented through fiscal 2013. All information herein includes only results from continuing operations, unless otherwise noted.

Auto and Mobile Navigation Services Platform
Our map and navigation platform was originally developed to target mobile devices with real-time directions and information about places near the user’s mobile device. More recently, we have evolved our platform so that it is primarily targeted to deliver solutions for automotive manufacturers and OEMs. We have also enhanced our solutions to make them better suited for the in-car experience.
We have developed proprietary technologies that enable us to provide location-based mapping and navigation services. These technologies include both client-based and cloud-based services. Our client technologies include a navigation and guidance engine and tools allowing us to efficiently develop and deploy new applications to mobile phones and in vehicles. Our back-end cloud services technologies allow us to deliver real-time location-based data for users and third party software developers that adopt our software development kit, or SDK, and application protocol interfaces, or APIs. We have developed a flexible platform that allows us to use multiple data providers for navigation, maps, points of interest, or POIs, traffic and other location-based content services.
In January 2014, we acquired skobbler GmbH, or skobbler, a leading provider of technologies that enhance the Open Street Map, or OSM, mapping data. By combining these technologies with other proprietary Telenav technologies, we have developed a range of OSM capabilities that allow us to use these crowd sourced maps for more advanced services such as navigation. We believe that focusing our efforts on OSM will better position us relative to our competitors and expand the nature and extent of our product offerings.
Our software and client application development processes, which include design, porting and publication processes, allow us to extend our services effectively and efficiently to different automobiles across various automotive platforms and in-car electronic systems to meet the requirements of automobile manufacturers and OEMs for our on-board and brought-in automotive products.
Our back-end cloud technologies include our Geographic Information System, or GIS, engines for local search, voice recognition, geo alert and advanced geo data aggregation, traffic and a local advertising platform. We have developed customized voice recognition technology built upon a third party voice recognition engine to serve the specific needs of navigation services customers. We leverage our existing back-end cloud technologies for deployment to automobile manufacturer and OEM solution applications. We utilize existing technology to expand the connectivity and service offerings for in-car experiences, including seamless interaction between end users' mobile devices and on-board automobile systems such as displays, sensors and audio for our automotive brought-in navigation solutions.
We have developed a search technology that focuses on information with localized relevance and accuracy to address the needs of automotive and mobile phone users. Our proprietary GIS provides fast route and map generation while optimizing the route based on current traffic conditions. Because our proprietary GIS efficiently uses computing resources, these efficiencies enable us to scale our servers more economically for our automotive brought-in solutions.
In addition to our automotive navigation services, we offer our map and navigation platform to mobile phone users in a number of ways. We distribute our services through our wireless carrier partners, including AT&T Mobility LLC, or AT&T, and directly to consumers through mobile application stores and marketplaces. We distribute our premium services under wireless carrier brands (or “white label” brands). We provide our basic services directly to mobile phone users for free and provide these users with the opportunity to purchase premium versions of the product. We refer to the free to premium distribution as the “freemium” model of distribution. Our free products are designed to be monetized through delivery of advertising to mobile phone users through our application. Our success with the freemium model depends upon our ability to generate a substantial active user base, place ads to those mobile phone users and convert those users from free to premium services.

Telenav's Advertising Delivery Platform
Our advertising platform allows us to deliver mobile advertisements on behalf of our advertising clients to consumers based specifically on the location of the consumer. We have developed proprietary technologies that enable us to deliver location-based advertising across all types of mobile devices at scale. Our platform integrates location-enabled mobile advertising inventory with a number of contextual and location-based triggers to allow us to target mobile users based on rich location data. We have demonstrated that targeting based on location data is more likely to engage consumers. Our platform permits us to bid and deliver ad impressions through advertising exchanges in less than 30 milliseconds and to do so on billions of potential impressions every day. In addition, we have the ability to target our mobile campaigns based on a variety of criteria beyond location. Our platform was built to provide scalability through the use of machine-based decision processes, which allows us to execute thousands of campaigns, each with complex targeting criteria across multiple inventory sources.

Services and Products
Automotive Navigation Services and Products
Industry background
We believe the automobile industry is undergoing a significant change in the way that it develops and acquires technology for vehicles. This shift is impacting both the auto OEMs and the tier one suppliers to automobile manufacturers. Historically a car included a collection of relatively distinct functional capabilities, for example the radio, the air conditioning system and the braking system. Each system operated independently and thus could be provided by a different third party supplier. More recently, this piece-by-piece approach to assembling cars has been replaced with a much more comprehensive and systematic approach, which integrates a number of technology solutions within a vehicle. This transition is evident in the changes to in-car infotainment solutions, of which consumers are demanding better integrated and more feature rich experiences. This transition has impacted the delivery of navigation services in the vehicle. For instance, automobile manufacturers have begun introducing lower priced navigation units as a central component of on-board entertainment and information systems rather than as standalone units and are making navigation standard on more vehicles. These integrated units extend beyond traditional navigation units by combining audio and voice capabilities with wireless network connectivity to deliver real time location services, such as traffic, weather information and other connected data.
Automotive navigation systems are typically on-board or brought-in. On-board services are the traditional service type with all key navigation elements of the system residing in the car as a self-contained service along with the related software and content, with the system not requiring access to the Internet or wireless networks to function. Brought-in systems are delivered wirelessly through a mobile phone or other device, such as a wireless modem, but use the car's internal electronic systems such as the video screen and audio capabilities. In some cases, the on-board service is enhanced by the delivery of certain “live” data, such as current traffic conditions delivered wirelessly to the on-board system for display, which results in a type of hybrid service capability.
Industry challenges
The automobile industry is experiencing significant consumer demand for in-car connected services resulting from the availability of mobile phone-based Internet services which have reset consumer expectations. For example, current on-board navigation systems, or navigation systems that do not communicate with the Internet, are limited to the vehicle in which they are installed. The mapping and POI data is static, requiring time, cost and effort to update. Traditionally such systems have been sold as an optional feature for a one-time charge and as a result suffer from relatively low rates of adoption by consumers. Automobile manufacturers that can enhance the in-car experience with mobile connectivity and improved infotainment capabilities are finding greater acceptance from consumers, but the delivery of these capabilities is technically challenging and not a traditional part of the automobile manufacturer's capabilities. This challenge is driving automobile manufacturers to seek new partners to create differentiated in-car experiences. Automobile manufacturers and OEMs want to provide connected navigation services in a way that they can be used safely by the driver “keeping hands on the wheel and eyes on the road” and effectively integrate with large in-vehicle display or vehicle speakers, voice recognition and location sensors. In addition, the automobile industry has seen the recent introduction of in-car platforms and products such as Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance, which take control of the product and platform away from the automobile manufacturer or OEM and could diminish brand loyalty to the automobile manufacturer.
Our competitive strengths

Automobile manufacturers procure the various elements of each car that they manufacture from a number of suppliers directly and through OEMs. We work directly with automobile manufacturers such as Ford, GM and Toyota, as well as through OEMs, such as Delphi Automotive Systems LLC, or Delphi. Our strong track record as a connected and personalized navigation services provider to mobile phones and our history of working with large wireless carriers have provided us with skills and technology that are well suited to meet the demands faced by today's automobile manufacturers. The sales cycle related to automobile manufacturers is long and consultative and requires direct and continuous management of the automobile manufacturer and OEM providers to succeed in securing business. Often the automobile manufacturer uses the sales process to help it to define the ultimate product that it chooses to deliver to its end users in a way that not only enhances customer experience but also allows the automobile manufacturer to differentiate itself from the competition. Our success with brought-in and on-board navigation at Ford and GM, and the continuing shift in emphasis to connected services has demonstrated the strength of our offerings to other automobile manufacturers and OEMs. It is our ability to bring innovative in-car user experiences that are optimized for the driving experience that sets us apart from other providers of phone based offerings, such as Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance.
Our automotive services and products
We entered the automotive navigation services business in fiscal 2008, initially with Ford, and our first brought-in navigation product was launched in Ford's 2010 model year vehicles. Since that time we have been working with automobile manufacturers and OEMs to provide our mobile navigation services and products worldwide through on-board and brought-in systems. Our technology powers automotive navigation services and products that provide accurate, easy to use and connected navigation services to drivers at a low cost. We currently provide our on-board GPS navigation software for Ford's second and third generation SYNC™ system under an agreement with Ford that expires in December 2017. This product is enhanced by Ford with the delivery of real-time traffic and historical information to help drivers search, find and drive to places more reliably and efficiently. In January 2014, we announced that we entered into a contract with GM to provide worldwide embedded and connected navigation services beginning with select model year 2017 vehicles. The agreement covers an initial three-year production cycle, which we expect to commence with select model year 2017 vehicles. Our relationship with GM also includes brought-in services for vehicles. In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform, which includes mapping and one-box search. Under the terms of the GM agreement, we expect our embedded and connected services to support navigation in more than 100 countries. In July 2015, we and Toyota announced a partnership for brought-in navigation services where our Scout GPS Link will be available first in the model year 2016 Toyota Tacoma, and subsequently in other Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. In addition, we work with Delphi on white label versions of our on-board automotive platform for three vehicles in North America. In January 2015, Delphi launched our product in China with Great Wall Motors, a major Chinese automobile manufacturer.
Our services and products allow our automobile manufacturers and OEMs the flexibility to use the full range of technologies to deliver on-board or brought-in services, as well as to enhance our on-board navigation services with live data such as traffic, fuel prices, fresh maps and POIs for enhanced user experiences by drivers. In addition, as the market transitions to cars that are “always connected,” we expect our service offerings to become more personalized.
Platform and architecture
Our offerings for on-board or brought-in automotive navigation services are tailored to meet the requirements of the automobile manufacturers and OEMs while leveraging our expertise with respect to client design and functionality. Our automotive navigation products also offer the capability to connect to our auto and mobile navigation platform for updated data and services. We have created an automotive reference product, or ARP, which allows us to show manufacturers and OEMs our entire product portfolio. The ARP incorporates our auto and mobile navigation platform capabilities as well as connected services. Auto manufacturers or OEMs may then elect to configure the ARP to meet their needs as an on-board system or an on-board system with connectivity to live data services. In addition, we have designed custom versions of our navigation products to be exclusively cloud-based solutions for those manufacturers or OEMs seeking connected solution only services.
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
Mobile advertising provides advertisers with a number of benefits over traditional advertising media and PC-based online advertising, such as anytime, anywhere access, personalization, location targeting and relevance. The development of the mobile advertising ecosystem has mirrored the development for online PC-based advertising. However, a key differentiator of mobile advertising is the ability to identify the location of the user. Location is a powerful indicator of an individual's interests and likely actions. Therefore, advertising delivered to mobile devices has the potential to increase the impact and relevance of an ad to the user. With mobile advertising, an ad can be targeted to a consumer who is in close proximity to a specific location, such as a retail store, or to a consumer who may live in an area that advertisers wish to target based on demographics or other characteristics. Given the benefits of mobile advertising as compared to traditional offline advertising and PC-based online advertising, we expect and market studies indicate that marketers will continue to shift their advertising budgets to mobile.
Industry challenges
The mobile advertising marketplace is a dynamic, fast growing industry with many new participants. Advertisers are transitioning significant portions of their marketing budgets to the mobile marketplace where many of the traditional approaches to engaging customers are different and the means to reach their customers presents new challenges. These advertisers need to be able to conduct ad campaigns that achieve favorable return on investment, or ROI. ROI typically includes elements related to message reach, audience targeting capabilities and campaign effectiveness measurements.  The mobile advertising marketplace is comprised of application developers, advertising networks, mobile agencies, advertising exchanges and demand-side platforms, among others.  This environment is becoming nearly exclusively “programmatic,” meaning that advertisers are buying impressions across exchanges in real time based on their desired audience. The various market participants tend to focus on specific elements of the marketplace and each try to deliver unique technology offerings to assist advertisers. Some focus on targeting, others audience data and still others, including Thinknear, on the location information that makes the mobile marketplace distinct from all other advertising opportunities. Tracking the performance of ads in applications and user interactions with those ads is difficult and requires significant technological capabilities and know-how.
Our competitive strengths
Our mobile advertising solution combines the large and growing pool of mobile impressions marked with location information, a unique ability to focus on particular audiences, and dynamic user content customizable based on location.
We have developed a number of techniques that allow us to differentiate between ad impressions that include highly-accurate location data and those that are inaccurate. Our proprietary Location Score Index measures the accuracy of location information within advertising impressions and the most recent index showed that only 37% of impressions were highly accurate. Our ability to effectively filter out inaccurate data is a key competitive advantage in the rapidly shifting mobile advertising space.
Because of our ability to identify real-time and historical location data, as well as our ability to ingest contextual targeting data, we can focus our ads on specified demographics and advertiser defined customer segments. For example, an ad delivered in a geographic area where it happens to be raining can provide a rain-related message. An ad for sunblock can be limited to areas with a high level of sunlight and ultraviolet radiation. In addition, it is our ability to do this at significant scale that allows advertisers to reach their target audience.
Our services and products
Our advertising services are built around the ability to provide sophisticated location-based advertising in a manner that allows advertisers to connect with consumers on mobile devices. For example:
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

Reports and metrics - We offer clients a broad range of reporting that allows them to monitor all their advertising campaigns and explains clearly what is happening at any particular point in time with respect to any of the campaigns being run. Our platform provides advertisers with a rich set of analytics and insights.
Platform and architecture
Our mobile advertising platform is hosted in the cloud, primarily by Amazon Web Services, or AWS. We leverage the flexibility and scalability of these cloud service providers to meet our scale requirements.

Infrastructure and operations
Auto and Mobile Navigation Services
Our end users rely on our services primarily while on the road. As a result, we strive to ensure the continuous availability of our services through our high quality hosting platform and operational excellence.
Data center facilities. We have developed our infrastructure with the goal of maximizing the availability of our applications, which are hosted on a highly scalable and available network located in two AWS facilities in Oregon and Virginia.
We have entered into hosted service agreements with AWS for primary resource capacity in addition to disaster recovery capacity. Pursuant to the service agreements, AWS provides leased facility space, power, cooling and Internet connectivity for a term of one year, and such agreements are subject to renewal.

Advertising network services
We have developed our advertising network services infrastructure with the goal of maximizing the performance of our platform. Our platform is hosted on a highly scalable and available network provided by AWS. Our advertising platform has been designed to place significant focus on the location of any particular unit of display advertising made available for purchase on real time bidding ad exchanges. This focus on location provides our product with the speed and capability to more rapidly bid on the inventory that we believe is best suited for our customers' advertising needs. Our use of AWS provides significant flexibility with respect to service capability to meet any peaks in demand from our advertisers.

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
As of June 30, 2015, our research and development team consisted of 413 people, 189 of whom are located in Sunnyvale and Culver City, California and 224 of whom are located in Shanghai and Xi'an, China; Berlin, Germany; and Cluj, Romania.

We have been successful in creating cross border capabilities in China and Romania for high value engineering at lower cost. Our U.S. and China research and development operations function together to provide service and product development for our automotive and mobile device customers and extension of our existing services to new mobile phones. Our Romanian development efforts focus on our OSM products and certain mobile navigation products. Our research and development expenses were $60.3 million, $60.6 million and $68.1 million for fiscal 2013, 2014 and 2015, respectively.
Marketing and sales
Automotive Navigation Services
In connection with sales efforts directed at automobile manufacturers and OEMs, we employ a sales team that focuses on targeted customers and responds to requests for proposal and related sales opportunities.
The design and sales cycle for automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising network services. The automotive sales cycle is long and consultative and requires direct and continuous management of the customer and OEM providers to succeed in securing business. Often the automobile manufacturer uses the sales process to help them to define the ultimate product that they choose to deliver to their end users. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. However, once we launch services with an automotive manufacturer, our application and services are typically bundled with the vehicles for multiple years because of the longer automotive product cycles.
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
Sales. We are highly engaged in direct sales efforts to expand the reach of our mobile advertising solutions. We anticipate continuing to increase our advertising sales headcount during fiscal 2016; however, individual sales representatives typically take six to nine months to become fully productive.
Customers
We derive revenue from automobile manufacturers and OEMs, advertisers and advertising agencies, and wireless carriers. We derive our revenue primarily from automobile manufacturers and OEMs whose vehicles contain our proprietary software and are able to access our navigation services. We also derive revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or voice services. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies that represent national and regional brands and channel partners that work closely with local and small business advertisers.
We generate revenue from automobile manufacturers and OEMs for delivery of customized software and royalties from the distribution of this customized software for on-board and connected automotive navigation solutions. In addition, we earn royalties from brought-in services for vehicle applications powered by our location-based services platform. We typically enter into long term supply arrangements with our auto customers to provide our solutions across multiple car models in multiple regions around the world.
We also generate revenue from advertisers and advertising agencies for the delivery of search and display advertising impressions based on the specific terms of the advertising contract.
Our revenue from customers located in the United States comprised 92%, 94% and 96% of our total revenue for fiscal 2013, 2014 and 2015, respectively.
We are substantially dependent on Ford for our revenue. In fiscal 2013, 2014 and 2015, Ford represented 36%, 46% and 61% of our revenue, respectively. We expect Ford to represent a significant portion of our revenue for the foreseeable future. We expect AT&T to continue to represent a declining portion of our revenue. In fiscal 2013, 2014 and 2015, AT&T represented 28%, 24% and 15% of our revenue, respectively. In addition, Sprint Nextel Corporation, or Sprint, represented 16% of our revenue in fiscal 2013.

We provide automotive-grade GPS navigation software to Ford pursuant to an agreement dated October 12, 2009. We are the preferred provider for GPS on-board navigation integrated with Ford's second-generation SYNC platform during the term of the agreement, which expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach.
Our agreement with AT&T automatically renews each March for successive one year periods unless either party provides notice of termination at least 60 days prior to the expiration of the applicable term. Our agreement with AT&T was automatically renewed in March 2015 for one year. During the term of our agreement, we are the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. Our agreement with AT&T also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. We are also required to give AT&T preferred pricing during the term of our agreement.
Under our agreements with Ford and AT&T, we have obligations to indemnify each of them against, among other things, losses arising out of or in connection with any claim that our technology or services infringe third party proprietary or intellectual property rights. Our agreements with Ford and AT&T may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or service infringed upon a third party's rights.
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
We seek to patent key concepts, components, protocols, processes and other inventions. As of July 31, 2015, we held 71 U.S. patents and 65 foreign patents expiring between April 11, 2020 and February 14, 2034, and have 115 U.S. and 81 foreign patent applications pending. Of the pending 115 U.S. patent applications, 110 are nonprovisional patent applications, which are patent applications that are examined on their merits by the U.S. Patent and Trademark Office, and five are provisional patent applications, which are filed for purposes of establishing priority but cannot result in an issued U.S. patent unless they are first converted to nonprovisional patents. These patents and patent applications may relate to features and functions of our navigation services and the technology platform we use to provide them. We have filed, and will continue to file, patent applications in the United States and other countries where there exists a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
As of June 30, 2015, we owned the U.S. Patent and Trademark Office registered trademarks for Geocookie®, Goby®, ONMYWAY®, Scout®, skobbler®, Sipity®, Telenav®, Thinknear® and Whereboutz®, as well as the logos for Telenav, Scout, skobbler and Thinknear. We also own the Telenav registered trademark in the United Kingdom, European Union, Mexico and China. We have several unregistered trademarks, including the names Always There Navigation™, Chatbaka™, Drive with Friends™, Evie™, Geobehavioral™, … gets you and gets you there™, HopOver™, LivingMap™, Location Index ™, Location Score ™, MyTies™, MyMileage™, RealReach™, RoadAssist™, , Situational Targeting™, Smart Planner™, Telenav Connected Service™, Telenav DRIVE™, Telenav GPS Navigator™, Telenav Navigator™, Telenav Scout™, Telenav Shotgun™, and TrueDelta™. We endeavor to enter into agreements with our employees and contractors and with parties with which we do business in order to limit access to and disclosure of our proprietary information. We cannot be certain that the steps we have taken will prevent unauthorized use or reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or that infringe our intellectual property. The enforcement of our intellectual property rights also depends on the success of our legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed.

We also enter into various types of licensing agreements to obtain access to technology or data that end users utilize in connection with our navigation services. Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. Our most important agreements are with the providers of maps pursuant to which we generally pay a monthly fee per end user, a per transaction fee or a revenue sharing percentage for data provided based in each case upon a multi-tiered fee structure. We also obtain map data from HERE North America, LLC, a Nokia company, or HERE, pursuant to an agreement dated December 1, 2002. Our agreement with HERE was automatically renewed under its existing terms through January 31, 2016, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. In addition, HERE is obligated to make available certain map data for our current automotive customers to fulfill their requirements as follows: for Ford (through December 2017); and for GM (through December 2019), which can be extended for an additional period of ten years and seven years, respectively. In August 2015, Audi AG, or Audi, BMW AG, or BMW, and Mercedes AG, or Mercedes, announced their acquisition of Nokia’s HERE map business.
We also obtain map data pursuant to an agreement with TomTom North America, Inc., or TomTom, dated July 1, 2009, as amended. Our agreement with TomTom automatically renews for each supported application for successive one year periods each July 1 (except for brought-in applications sold on Apple's App Store and selected vehicle navigation system applications), unless either party provides written notice of termination at least 90 days prior to the expiration of the then-current term for each supported application. We most recently amended our TomTom agreement effective January 30, 2014 to extend the license period for TomTom map data for voice-guided turn by turn GPS navigation service for mobile phones (except for Sprint’s bundled offering, automotive navigation products) through December 31, 2015.
Our agreements with HERE and TomTom also allow a party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach. In addition, we obtain other data such as weather updates, gas prices, POI and traffic information from additional providers.
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
We compete in the automotive navigation market with established automobile manufacturers and OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, or AISIN, Robert Bosch GmbH, or Bosch, Elektrobit Corporation, or Elktrobit, Garmin, TomTom and NNG LLC, or NNG, as well as other competitors such as Apple, Google, Microsoft and TCS.
We compete in the advertising network services business with mobile platform providers, including Google, Apple, and Millennial Media, Inc., or Millennial Media, xAD, Inc., or xAD, Verve Wireless, Inc., or Verve Wireless, PlaceIQ, Inc., or PlaceIQ, and NinthDecimal, Inc., or NinthDecimal, among others.
Competition in our markets is based primarily on product placement and performance including features, functions, reliability, flexibility, scalability and interoperability; wireless carrier, automotive manufacturer and OEM and advertising agency relationships; technological expertise, capabilities and innovation; price of services and products and total cost of ownership; brand recognition; and size and financial stability of operations. We believe we compete favorably with respect to these factors based upon the performance, reliability and breadth of our services and products and our technical experience.
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
Employees
As of June 30, 2015, we employed 579 people, including 413 in research and development, 78 in sales and marketing, 26 in customer support, data center operations, and advertising operations, and 62 in a general and administrative capacity. As of that date, we had 306 employees in the United States, 154 in China, 102 in Romania, 15 in Germany and two in Japan. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.
Executive Officers of the Registrant
The following table sets forth the names, ages (as of June 30, 2015) and positions of our executive officers:

Name	Age	Position
Dr. HP Jin	51	President, Chief Executive Officer and Chairman of the Board of Directors
Michael Strambi	53	Chief Financial Officer and Treasurer
Rohan Chandran	40	Vice President and General Manager, Mobile Business Unit
Salman Dhanani	42	Co-President, Automotive Business Unit
Loren Hillberg	57	General Counsel, Secretary, and President and General Manager, Thinknear
Hassan Wahla	43	Co-President, Automotive Business Unit
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

Rohan Chandran has served as our vice president and general manager, mobile business unit since October 2014. From January 2014 to October 2014, Mr. Chandran served as our head of consumer products. From April 2013 to January 2014, Mr. Chandran served as senior vice president, product management of Technorati, Inc., a provider of online media services. From June 2010 to February 2013, Mr. Chandran served in various positions, the most recent of which was head of consumer products, with YP, Inc., formerly AT&T Interactive, a consumer local search and digital marketing company. From February 2008 to June 2010, Mr. Chandran served as chief executive officer and founder of Collient, Inc., a long-form video personalization company. From August 2005 to February 2008, Mr. Chandran served as senior director, product management, with Experian Interactive, a provider of online financial services marketing solutions. Mr. Chandran holds a B.A. in Economics and a B.S. and M.S. in Computer Science from Stanford University.
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
Loren Hillberg has served as our general counsel and secretary since April 2009 and president and general manager, Thinknear since October 2014. From January 2013 to October 2014, Mr. Hillberg served as general manager, mobile business unit. From September 2007 to September 2008, Mr. Hillberg served as vice president and general counsel at Force10 Networks, a privately held communications and networks company. From April 2005 to May 2007, Mr. Hillberg held various management positions, including executive vice president and general counsel at Macrovision Corporation (now Rovi Corporation), a publicly traded digital entertainment company. From May 1998 to March 2005, Mr. Hillberg served as senior vice president and general counsel at Macromedia, Inc., a provider of web publishing products and solutions that was acquired by Adobe Systems Incorporated. Mr. Hillberg holds a B.A. in Economics from Stanford University and a J.D. from the University of California, Hastings College of Law.
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
Risk related to our business
We incurred losses in fiscal 2014 and 2015, and expect that we will continue to incur losses in fiscal 2016 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net income (loss) was (14)% and (20)% in fiscal 2015 and fiscal 2014, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin declined to 51% in fiscal 2015 from 60% in fiscal 2014 due primarily to the increased proportion of product revenue contributed from our on-board automotive navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers, and the increased revenue contribution of our advertising business, which has lower gross margins than our automotive and mobile navigation businesses.
We anticipate that we will incur net operating losses in fiscal 2016, as we anticipate increased expenditures to operate our business. These expected losses are due in part to the expected continued decline in our higher margin mobile navigation revenue. Furthermore, there will be a lengthy delay between the time we secured the award of a new contract with GM, and the timing of revenue thereto, as well as a substantial required upfront investment in research and development resources for this new contract, and continued investments necessary due to the early nature of our advertising business.
Although we are working to replace the continued decline in wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our relationship with GM. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with some employees hired in higher cost geographic areas who have different skills. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2016 and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate. Although we acquired skobbler and have expended additional internal resources to develop our own OSM-based maps to reduce our mapping costs in the long-term, in the short-term, those development efforts will have a negative effect on our ability to become profitable.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the transition away from paid carrier navigation to freemium offerings for mobile phone based navigation services;

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the U.S.;

•	the effectiveness of our entry into new business areas, such as advertising;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	the loss of our relationship or a change in our revenue model with any particular wireless carrier customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Ford represented approximately 61% and 46% of our revenue in fiscal 2015 and fiscal 2014, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product or reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Our agreement with Ford expires in December 2017 and also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties.
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
Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile manufacturers and OEMs, these relationships may not produce significant revenue if the products are launched in limited models or due to competition from third parties. In addition, due to the complexities of revenue recognition in accordance with GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. Revenue recognition could also be impacted by changes in procurement patterns, shipping terms and title transfer. Furthermore, we may incur significant expense to develop products for automobile manufacturers, such as under our worldwide connected navigation services agreement with GM, without ever receiving any revenue related to the sale of vehicles with our navigation services. Our ability to attract automobile manufacturers may also be limited if the OEMs chosen to provide navigation services have existing relationships with other navigation vendors or provide their own solutions.
Even if we are able to diversify our automotive navigation business through new arrangements, such as our more recently established relationships with GM and Toyota, customers may not elect to purchase automobile manufacturer and OEM navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. If customer purchase rates are less than anticipated, we may be unable to effectively diversify our automotive navigation revenue and our business, financial condition and results of operations may be harmed.
Our automotive navigation products are an important part of our effort to expand outside of mobile device navigation to other platforms and we may not be successful in our efforts to attract and retain automobile manufacturers and OEMs, implement profitable and high quality products or achieve end customer acceptance of our services and fee model.
In fiscal 2009, we began offering our first brought-in connected automotive navigation products and prior to that time, we had limited experience in the automotive navigation market. In fiscal 2010, we began offering our first on-board automotive navigation products. Our on-board solutions may not satisfy automotive manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and OEMs do not believe that our services meet their customers’ needs, our products and services may not be designed in to future model year vehicles.
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. Our relationship with GM includes brought-in services for vehicles and in January 2015 GM launched the new version of its OnStar RemoteLink® mobile application, but we cannot assure you that the RemoteLink® project will lead to us receiving significant revenue in the short-term, if at all. We also entered into a contract with GM to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. We do not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. We cannot assure you that when and if our products go into production and launch in GM vehicles and become available for sale, they will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees. In July 2015, we and Toyota announced a partnership for brought-in navigation services where our Scout GPS Link will be available first in the model year 2016 Toyota Tacoma, and subsequently in other Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. We cannot assure you that the Scout GPS Link Toyota project will lead to us receiving significant revenue in the short-term, if at all.
As we have limited experience in the automotive navigation market, we also may not price our solutions in such a way that is profitable for us and enables us to recoup the development expenses we incurred to provide such solutions in the time we expect or at all. Development schedules for automotive navigation products are difficult to predict, and there can be no assurance that we will achieve timely delivery of these products to our customers. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing monthly or annual fees outside of the traditional on-board navigation service model. Our map, POI and other content costs for our automobile navigation solutions are higher than those we have historically paid for our mobile phone-based navigation services and to date we have not been able to use OSM offerings for automotive navigation. If we are unable to improve our margins, we may not be able to operate our automobile navigation business profitably. If we fail to achieve revenue growth in any of our automotive navigation solutions (whether on-board, brought-in or other), we may be unable to achieve the benefits of revenue diversification. In addition, our third party automotive and mobile navigation content suppliers, HERE and TomTom, are also becoming competitors with their own automotive navigation services offerings.
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
Our multi-platform products are new and may not find market acceptance.
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
Strategic transactions in the mapping and automotive industries could jeopardize our map pricing and, in turn, our competitive pricing for our automotive customers.
Audi, BMW and Mercedes recently announced their acquisition of Nokia’s HERE map business.  Though the auto manufacturers have stated that HERE's map business will remain autonomous and continue to serve other auto manufacturers, there is a risk that HERE will increase its prices for maps to competitors of the group of companies that acquired HERE.  If HERE increases the price of maps, our gross margins, most notably in our automotive business, may be adversely affected by such increase in map costs.
We may not successfully generate advertising revenue as a result of our acquisition of Thinknear or from our navigation services if we are unable to attract and retain advertisers.
Although we began providing advertising to some of our end users in 2010 and the percentage of our revenue represented by advertising has grown rapidly, advertising was 11% and 8% of our total revenue during fiscal 2015 and 2014, respectively. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. To date, the margins of our advertising business have been well below those we experience in our automotive navigation and mobile navigation businesses. Furthermore, we believe the advertising business can be subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in fiscal 2015, we experienced sequential quarters of increasing and decreasing revenue levels. In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation. Even if we are able to increase our advertising revenue, we may not be able to improve the margins of our advertising business if we do not generate additional ad impression space within our own applications, such as Scout. If we are unable to improve the margins of our advertising business, it may not become profitable and may impair our ability to become profitable as a whole and invest in new opportunities.
Our legacy wireless carrier mobile navigation business is declining and as it continues to decline until it becomes an insignificant portion of our business, our revenue and net income or loss will continue to be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In fiscal 2015 and 2014, AT&T represented 15% and 24% of our total revenue, respectively. In the last three fiscal years, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2016 and possibly beyond.

Our experience has been that subscribers do not opt to pay monthly recurring charges for mobile navigation products that were formerly bundled with other services and instead use free or freemium offerings. We have sought to develop other sources of revenue from our location-based platforms, including automotive navigation and location-based advertising, but those sources of revenue have substantially lower margins than wireless carrier mobile navigation revenue and, as a result, we would have to generate substantially more revenue from those services to replace the declining wireless carrier revenue. Our other sources of revenue have only recently begun to grow as fast as the declines in mobile wireless carrier revenue and we cannot assure you that this recent growth will continue. As a result of the lower margins on automobile navigation and advertising revenue, we anticipate that we will continue to incur net losses in fiscal 2016 and possibly future periods. If we are unable to demonstrate to investors that we have developed stable, long-term revenue streams, the trading prices of our common stock may decline further and the trading volumes for our common stock may be low, adding to price volatility.
We provide freemium navigation to compete with free offerings and we may not be successful with these new products or convert “free” users to paid users.
We provide freemium personalized navigation applications on the Apple App Store, the Google Play marketplace, Microsoft Windows Marketplace and through other marketplaces and our wireless carrier partners. Freemium offerings are free basic navigation services that are monetized through paid upgrades to premium products, as well as through advertising. We may not achieve substantial end user acceptance of these products, and even if end users download and use the freemium products, we may not be successful in converting those “free” users into paid users, particularly since we have begun to offer voice-guided navigation in our freemium offerings. Our freemium offerings provide planning features and other features unrelated to pure navigation that we do not have substantial experience in designing or marketing. These features may deter users who are looking for a pure navigation offering. We have limited experience in marketing our products and services directly to end users or generating advertising revenue through our mobile navigation users. To the extent that our number of active subscribers is low, we may not be able to fulfill sufficient advertising orders to generate meaningful advertising revenue from a freemium model. Bad reviews from end users may dissuade other end users from downloading our freemium offerings or converting to paid users. We may not be successful in gaining visibility among end users without incurring significant expenses to market our products and services to those users. In addition, we do not have experience in converting users of free applications to paid users or in generating revenue from full featured products solely through advertising revenue. If we are unable to achieve high visibility among end users on a cost effective basis or fail to convince those end users to convert to paid products and revenue producing services, we may be unable to sustain our revenue and we may incur losses in the future.
Mobile connected device users may choose not to allow tracking of their location information and therefore local advertising on their devices.
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
Our primary competitors include location service providers such as Apple, Google (including Waze), Microsoft, Nokia, TCS, and TomTom; PND providers such as Garmin and TomTom; providers of Internet and mobile based maps and directions such as AOL, Apple, Mapquest, Google, Microsoft, Yahoo, Yelp, Foursquare and Fullpower; and wireless carriers and communication solutions providers developing their own location services. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as AISIN, Bosch, Elektrobit, Garmin, TomTom and NNG, as well as other competitors such as Apple, Google, Microsoft and TCS. In our advertising business, we compete against Google, Apple, Millennial Media, xAD, Verve Wireless, PlaceIQ and NinthDecimal, among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. Furthermore, in fiscal 2015 we began to report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, our impairment review each year or on an interim basis shall be conducted by reporting unit, which can result in a different outcome than if assessed on an overall consolidated basis. Revenue from our mobile navigation business has been declining substantially over the last few years and continued deterioration of this revenue base can result in an impairment of the goodwill and intangibles assigned to this reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2015, the estimated fair value of our mobile navigation business exceeded its carrying value by 22%. We have not recognized any impairment of goodwill in the three year period ended June 30, 2015.

We may be required to recognize a significant charge to earnings if our strategic private equity investments become impaired.
We have in the past and may in the future enter into investments in businesses in order to complement or expand our current business or enter into new markets. Private equity investments are inherently risky and subject to factors outside of our control and no assurance can be given that our previous or future investments will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. We may be required to record a significant charge in our financial statements during the period in which any impairment of our private equity investments is determined, which could adversely impact our results of operations. We recorded impairment charges of $0.5 million and $0.3 million for cost-basis investments during fiscal 2015 and 2014, respectively.
In connection with the investments we made in fiscal 2015 in the form of convertible notes to two entities in connection with the spin off of product lines developed by our Shanghai, China and Xian, China teams, we may be forced to recognize additional impairment on the value of our investments in those entities, if they are unable to raise additional capital. As of June 30, 2015, we recorded an impairment charge of $0.8 million to write off our remaining investment balance in the Shanghai entity. Current unfavorable macroeconomic conditions in China may affect the Xian entity's ability to raise additional capital and we may be required to record an impairment if the Xian entity is unable to continue operations or repay our note as a result. As of June 30, 2015, our investment balance in the Xian entity was $0.7 million.

Our effective tax rate may fluctuate, which could reduce our anticipated income tax benefit in the future.
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may fluctuate for a variety of reasons, including:

•
impacts from our inability to benefit from the carryback of net losses expected to be incurred in fiscal 2016 and thereafter due to the limitations of the two year loss carryback for federal tax purposes.

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
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2014 and 2015, and expected losses in fiscal 2016 and potentially future years in the U.S., we maintained a full valuation allowance on deferred tax assets in the U.S. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets in China, Brazil and the United Kingdom. In the event deferred tax assets cannot be realized based upon the ability to carryback losses and credits within the carryback period, our effective tax rate would be negatively impacted.
We rely on our customers for timely and accurate subscriber and vehicle sales information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.
We rely on our automotive and OEM customers to provide us with reports on the number of vehicles they sell with our on-board and brought-in navigation services included and to remit royalties for those sales to us. We also rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third party service providers. If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in wireless carrier reporting. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period and this could harm our business, operating results and financial condition.

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
With limited exceptions, fees for the use of our services do not vary depending on whether or how often an end user uses our services, and we offer certain of our mobile phone based navigation services for free. Historically, end users using certain mobile phones or under certain service plans tended to use our services more than other end users. We budget and operate our services by making certain assumptions about usage patterns. If our end users were to further increase their usage of our services substantially or more end users access our services for free through a freemium model, we would incur additional expenses to expand our server capacity through our use of third party hosted services and pay additional third party content fees. These additional costs would harm our operating results and financial condition.
We rely on third party data and content to provide our services and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide our services would be harmed.
We rely on third party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third party data and content increases substantially. Although we have recently announced efforts to use OSM data to reduce the expenses we incur for third party map data, we may not be successful at integrating OSM data into our products and may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps. We have only recently introduced mobile phone-based navigation with OSM and launched our first brought-in automotive navigation service with OSM in 2015. As a result, we may not have sufficient data for automotive manufacturers and OEMs to feel comfortable electing to use OSM in the products and services we provide them.
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors TomTom and Nokia, respectively. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. We most recently amended our TomTom agreement effective January 30, 2014 to extend the license period for TomTom map data for voice-guided turn by turn GPS navigation service for mobile phones (except for Sprint’s bundled offering, automotive navigation products) through December 31, 2015. Our agreement with HERE was automatically renewed under its existing terms through January 31, 2016, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. Nokia, which owns HERE, has recently agreed to sell HERE to a consortium of German automobile manufacturers, and the sale of HERE may increase our costs.
We may identify other requisite content and content-related technologies, including certain geocoding data necessary for our OSM products, that we may be unable to license or develop internally.  If we are unsuccessful in licensing these content or technologies from third parties or developing them internally, we may be unable to successfully launch our OSM-based products globally and across all desired product offerings.
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
Network failures, disruptions or capacity constraints in our third party hosted data center facilities could affect the performance of our navigation services and harm our reputation and our revenue.
We use hosted services provided by AWS and wireless carrier networks to deliver our navigation and advertising platform services. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. In the event that AWS experiences a disruption in services or a natural disaster, our ability to continue providing our services would be compromised. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete the negotiation for and scale of additional hosting services, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure third party hosting services with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier customers, increases in the number of our end users or increases in data traffic.
AWS hosting services are potentially vulnerable to damage or interruption from a variety of sources, including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. We have not yet completed a comprehensive business continuity plan and there can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we experienced damage or interruptions to AWS hosting services our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.
We could also experience failures of our data centers or interruptions of our services, or other problems in connection with our operations, as a result of:

•	damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events; or

•	errors by our employees or third party service providers.
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
Being selected to participate and being designed into new vehicle models is a lengthy and time consuming process and our navigation services platform may not be included for factors beyond our control if we are participating in the vehicle design with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our navigation services platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturer. These delays may make it difficult to predict when we will generate revenue from new customers. For example, we entered into an agreement with GM in January 2014, but we do not anticipate generating meaningful revenue related to the distribution of our embedded and connected navigation solutions in vehicles under this agreement until certain model year 2017 vehicles come to market. While we may launch brought-in services, such as GM’s OnStar RemoteLink application and Toyota's Scout GPS Link, more quickly, we may not be able to recognize a significant portion of the revenue we generate from those services if we have obligations to provide support for a long period of time. Although we may develop usage data to support a more rapid revenue recognition for those services, we may not have sufficient evidence to support earlier revenue recognition.
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
We also expect that we may continue to consolidate certain of our operations or reduce our workforce if we are unable to continue to replace wireless carrier revenue with other sources of high gross margin revenue. These reorganizations or reductions in force could result in unexpected costs or delays in product development that could impair our ability to meet market windows or cause us to forego certain new product opportunities.
Because our long term success depends on our ability to increase the number of end users located outside of the United States, our business will be susceptible to risks associated with international operations.
As of June 30, 2015, we had international operations in China, Romania, Germany, Mexico and Japan. Our experience with wireless carriers, automobile manufacturers and OEMs and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 96% and 94% of our total revenue for fiscal 2015 and 2014, respectively. However, our automotive navigation products are distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
We may be required to incur unanticipated capital expenditures.
Circumstances may arise that require us to make unanticipated capital expenditures, including:

•	requirements to replace outsourced hosting with third party data centers for which we provide equipment due to cost, natural disasters or inadequate quality of services;

•	the replacement of outdated or failing equipment; and

•	the acquisition of key technologies to support or expand our products and services.
We rely on network infrastructures provided by our wireless carrier customers, mobile phones and in-car wireless connections for the delivery of our navigation services to end users.
We generally provide our navigation services from third party hosted servers, which require close integration with the wireless carriers’ networks. We may be unable to provide high quality services if the wireless carriers’ networks perform poorly or experience delayed response times. Our future success will depend on the availability and quality of our wireless carrier customers’ networks in the United States and abroad to run our mobile navigation services. This includes deployment and maintenance of reliable networks with the speed, data capacity and security necessary to provide reliable wireless communications services. We do not establish or maintain these wireless networks and have no control over interruptions or failures in the deployment and maintenance by wireless carrier customers of their network infrastructure. In addition, these wireless network infrastructures may be unable to support the demands placed on them if the number of subscribers increases, or if existing or future subscribers increase their use of limited bandwidth. Market acceptance of our mobile navigation services will depend in part on the quality of these wireless networks and the ability of our wireless carrier customers to effectively manage their subscribers’ expectations.
In addition, certain automobile navigation applications rely on wireless connections between the vehicle and our network. We have no influence or control over the vehicle’s wireless equipment and if it does not operate in a satisfactory manner, our ability to provide those services would be impaired and our reputation would be harmed.
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
We cannot control the quality standards of our wireless carrier customers, their mobile phone providers, automobile manufacturers and other technology customers. We cannot guarantee that the mobile phones or in-car wireless equipment are free from errors or defects. If errors or defects occur in mobile phones or services offered by our wireless carrier customers, it could result in consumers terminating our services, damage to our reputation, increased customer service and support costs, warranty claims, lost revenue and diverted development resources, any of which could adversely affect our business, results of operations and financial condition.
Mergers, consolidations or other strategic transactions in the wireless communications industry could weaken our competitive position, reduce the number of our map providers and adversely affect our business.
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space. Nokia, which owns HERE, has recently agreed to sell HERE to a consortium of German automobile manufacturers. Microsoft recently also sold some of its mapping assets to Uber, which may reduce competition among the remaining map suppliers. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. We may be unable to replace our map suppliers, were we to lose a map supplier, and the remaining map supplier may increase license fees. In addition, as we continue to use more OSM-based maps and no longer purchase maps from those suppliers, we may be unable to purchase other data that is integral to our navigation products from our existing map suppliers.
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
We have received, and expect to receive in the future, demands for indemnification under these agreements. These demands can be very expensive to settle or defend, and we have in the past incurred substantial legal fees and settlement costs in connection with certain of these indemnity demands. Furthermore, we have been notified by several customers that they have been named as defendants in certain patent infringement cases for which they may seek indemnification from us. See Part I, Item 3 “Legal Proceedings” for a description of these matters. These indemnity demands remain outstanding and unresolved as of the date of this Form 10-K. Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to the current or future notifications, could materially harm our business, operating results and financial condition.
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
Recent United States Supreme Court cases and other litigation have addressed issues relating to providing information regarding the location of a vehicle or mobile device to law enforcement agencies without a warrant. Other laws related to mobile phones and integrated GPS tracking in a vehicle remains unsettled and we may be subjected to different standards in different jurisdictions. We may incur substantial costs if we are required to litigate whether an individual's location can be disclosed without a warrant, which could harm our operating results. We may also be required to provide information about the location of an end user’s mobile phone to government authorities, which could result in public perception that we are providing the government with intelligence information and deter some end users from using our services. Any of these developments could harm our business.
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
Warranty claims, product liability claims and product recalls could subject us to significant costs and adversely affect our financial results.
We warrant our automotive navigation products to be free from defects in materials, workmanship and design for periods ranging from three months to seven years. If our navigation services or products contain defects, there are errors in the maps supplied by third party map providers or if our end users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. In addition, if any of our designed products are defective or are alleged to be defective, we may be required to participate in a recall campaign. Warranty claims, a successful product liability claim or a requirement that we participate in a product recall campaign may adversely affect our results of operations and financial condition.
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
The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually. For example, as of June 30, 2015, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
We will incur continued high costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
As a public company, we incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the stock exchange on which our common stock is traded. We are generally not eligible to report under reduced disclosure requirements or benefit from longer phase in periods for “emerging growth companies” as such term is defined in the Jumpstart Our Business Act of 2012. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to impact our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are unable currently to estimate these costs with any degree of certainty. We also expect that, over time, it may be more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers if we cannot provide a level of insurance coverage that they believe is adequate.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of June 30, 2015, only three research analysts published reports regarding our company. In addition, if our stock were to trade at prices below $5.00 per share in the future, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 56.5% of our common stock outstanding as of June 30, 2015. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Facilities
Our corporate headquarters are located at 950 De Guigne Drive, Sunnyvale, California in an office consisting of approximately 175,000 square feet pursuant to a lease that expires in December 2019. This headquarters facility houses the majority of our U.S. research and development, support, marketing and general and administrative personnel. We lease approximately 32,000 square feet of space in Shanghai, China for our research and development, sales and support operations pursuant to a lease expiring in September 2016, approximately 9,000 square feet in Xi’an, China, for research and development operations pursuant to a lease expiring in September 2017, and approximately 19,000 square feet in Cluj, Romania, for research and development operations pursuant to leases that expire in December 2015 and July 2016. We lease approximately 12,000 square feet in Culver City, California for research and development and sales and marketing operations. We also lease office space of less than 5,000 square feet each in Northlake, Washington; Reston, Virginia; Southfield, Michigan; Boston, Massachusetts; Chicago, Illinois; New York, New York; Atlanta, Georgia; San Francisco, California; Berlin, Germany and Tokyo, Japan for our sales, marketing and business development personnel located in those areas. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

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
On April 30, 2010, Traffic Information, LLC, or Traffic Information, filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the U.S. Patent and Trademark Office or PTO and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. Traffic Information filed an appeal with the U.S. Appeals Court for the Federal Circuit, and on January 20, 2015, the court affirmed the PTO's finding of invalidity. On April 28, 2015, Traffic Information filed a dismissal of all claims against us. On May 6, 2015, the District Court entered the dismissal.
On February 6, 2015, Location Services IP, LLC filed a complaint against AT&T, Inc. and Telenav, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that the AT&T Navigator, Telenav GPS Plus, and Telenav Scout Mobile applications infringe four U.S. patents. On April 16, 2015, Location Services IP LLC dismissed all claims against AT&T, Inc. and Telenav, Inc. and filed a new complaint against AT&T Mobility, AT&T Services, Inc. and Telenav, Inc. in the same court, alleging that the AT&T Navigator, Telenav GPS Plus, Telenav GPS Navigator, and Telenav Scout Mobile applications as well as AT&T Store Locator and the myAT&T Mobile Application infringe the same four U.S. patents. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief. AT&T has requested that we defend and indemnify them in this matter as it relates to the AT&T Navigator product and we have agreed to do so. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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
Our common stock began trading on the NASDAQ Global Market under the symbol “TNAV” on May 13, 2010. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended June 30, 2015	High	Low
First Quarter	$7.99	$4.73
Second Quarter	$7.22	$5.83
Third Quarter	$9.15	$6.47
Fourth Quarter	$9.76	$7.93
Year ended June 30, 2014	High	Low
First Quarter	$6.23	$5.31
Second Quarter	$7.28	$5.97
Third Quarter	$6.50	$5.68
Fourth Quarter	$6.50	$5.26
We had approximately 58 stockholders of record as of July 31, 2015. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.
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
The following graph shows a comparison from May 13, 2010 (the date our common stock commenced trading on The NASDAQ Global Market) through June 30, 2015 of cumulative total return for our common stock, the NASDAQ Composite Index and the Russell 3000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Russell 3000 Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of operations data for fiscal years ended June 30, 2015, 2014 and 2013 and the balance sheet data as of June 30, 2015 and 2014 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2012 and 2011 and the balance sheet data as of June 30, 2013, 2012 and 2011 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The results of operations of our enterprise business, which were previously presented as a component of our consolidated operating results, have been classified as discontinued operations in our statement of operations for all periods presented. We have not declared or distributed any cash dividends on our common stock. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data: (in thousands, except per share data)	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
Revenue	$160,239	$150,313	$191,800	$205,522	$199,118
Cost of revenue	78,784	60,841	69,113	44,448	38,150
Gross profit	81,455	89,472	122,687	161,074	160,968
Operating expenses:
Research and development	68,060	60,573	60,349	65,764	52,617
Sales and marketing	26,975	33,138	30,435	25,345	16,588
General and administrative	23,606	26,176	24,765	26,084	19,757
Restructuring costs	1,150	4,412	1,671	—	—
Total operating expenses	119,791	124,299	117,220	117,193	88,962
Operating income (loss)	(38,336)	(34,827)	5,467	43,881	72,006
Other income, net	2,267	1,288	1,207	1,484	1,173
Income (loss) from continuing operations before provision (benefit) for income taxes	(36,069)	(33,539)	6,674	45,365	73,179
Provision (benefit) for income taxes	(13,006)	(4,015)	1,093	13,559	28,592
Income (loss) from continuing operations, net of tax	$(23,063)	$(29,524)	$5,581	$31,806	$44,587
Income (loss) from discontinued operations, net of tax	$—	$—	$7,486	$602	$(2,013)
Net income (loss)	$(23,063)	$(29,524)	$13,067	$32,408	$42,574

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.58)	$(0.76)	$0.14	$0.77	$1.06
Income from discontinued operations, net of tax	$—	$—	$0.18	$0.01	$(0.05)
Net income (loss)	$(0.58)	$(0.76)	$0.32	$0.78	$1.01
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.58)	$(0.76)	$0.13	$0.72	$0.99
Income from discontinued operations, net of tax	$—	$—	$0.18	$0.02	$(0.05)
Net income (loss)	$(0.58)	$(0.76)	$0.31	$0.74	$0.94
Weighted average shares used in computing net income (loss) per share applicable to common stockholders:
Basic	39,991	38,796	40,310	41,406	41,975
Diluted	39,991	38,796	41,919	43,944	45,086

Consolidated Balance Sheets Data: (in thousands)	June 30,
	2015	2014	2013	2012	2011
Cash, cash equivalents and short-term investments	$119,916	$136,849	$191,685	$199,468	$203,310
Working capital	138,415	153,238	190,385	204,977	178,602
Total assets	223,922	239,841	273,669	264,779	260,627
Common stock and additional paid-in capital	140,447	129,318	118,233	118,897	115,106
Total stockholders’ equity	176,183	192,405	214,464	216,518	188,466

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Telenav is a leading provider of location-based platform services. These services consist of our automotive and mobile navigation platform and our advertising delivery platform. Our auto and mobile navigation platform allows Telenav to deliver enhanced location-based services to auto manufacturers, developers, and end users through various distribution channels, including wireless carriers. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. We report operating results in three business segments: automotive, advertising and mobile navigation.
For our automotive segment customers, we offer our auto and mobile navigation platform services to vehicle manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary automotive customer to date, Ford, currently distributes our on-board product as an optional feature with all of its models in the U.S. Our automotive products are now included on models manufactured in the U.S., Canada, Mexico, Europe and China, as well as offered in models in South America, Australia and New Zealand. In January 2014 we entered into an agreement with GM for integration of our on-board and connected navigation solutions in its vehicles, which we expect to launch in model year 2017. Our relationship with GM also includes brought-in services for vehicles, and in January 2015 GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform, which includes mapping and one-box search. In July 2015, we and Toyota announced a partnership for brought-in navigation services where our Scout GPS Link will be available first in the model year 2016 Toyota Tacoma, and subsequently in other Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. We believe our history as a supplier of cloud-based navigation services provides a unique advantage in the automotive navigation marketplace over our competitors.
For our advertising segment customers, we believe our advertising delivery platform offers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and believe we offer unique value to brick-and-mortar and brand advertisers through our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through programmatic real-time bidding, or RTB, tools.
We derive revenue from automobile manufacturers and OEMs, advertisers and advertising agencies, and wireless carriers. We receive revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services. These manufacturers have typically not provided us with any volume or revenue guarantees. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners, which work closely with local and small business advertisers. We also derive revenue from our partnerships with wireless carriers, who pay us to enable their subscribers to use our mobile navigation services. Some of these wireless carriers bill their subscribers on a monthly recurring basis and the number of those monthly recurring subscribers to which we provide services continues to decline, resulting in substantial declines in our revenue from wireless carriers.
We generate revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform. Our automobile manufacturer and OEM customers pay us a royalty fee as the software is reproduced for installation in vehicles with our automotive navigation solutions. In addition, we earn a one-time royalty for each new vehicle owner who downloads the GM OnStar RemoteLink® application, whereby we provide enhanced search capabilities for contracted service periods.

We generate revenue from advertising network services through the delivery of search and display advertising impressions based on the specific terms of the advertising contract.
We also generate revenue from subscriptions to our mobile navigation services. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through mobile application stores and marketplaces. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage.
Recent Developments

In April 2015, we entered into an agreement to spin off a product line developed by our Shanghai, China team, including certain assets and technology as well as the transfer of seven employees, and we agreed to invest $1.0 million in the form of a convertible note. We are the primary investor; however, we do not have significant influence over the operations of the business. Accordingly, we record the monthly net change in operating results against the carrying value of the convertible note recorded in long-term investments on our consolidated balance sheet. Fiscal 2015 includes three months of operating results for the investee entity. The entity's success is contingent upon its ability to generate revenue and raise additional capital. Based upon the early stage of this company, its lack of success to date in each of these endeavors, and China's recent unfavorable macroeconomic conditions making the raising of additional capital difficult, we recorded an impairment charge of $0.8 million to write down the carrying value of the convertible note to zero as of June 30, 2015.
In June 2015, we entered into an agreement to spin off a product line developed by our Xian, China team, including certain assets and technology as well as the transfer of 12 employees, and we agreed to invest $0.8 million in the form of a convertible note. We are the primary investor; however, we do not have significant influence over the operations of the business. Accordingly, we record the monthly net change in operating results against the carrying value of the convertible note recorded in long-term investments on our consolidated balance sheet. Fiscal 2015 includes one month of operating results for the investee entity. The entity's success is contingent upon its ability to generate revenue and raise additional capital. As of June 30, 2015, our investment balance was $0.7 million.

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

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands, except percentages and per share amounts)
Revenue	$160,239	$150,313	$191,800
Gross margin	51%	60%	64%
Non-GAAP gross margin	53%	62%	65%
Automotive gross margin	45%	51%	46%
Automotive non-GAAP gross margin	46%	51%	46%
Advertising gross margin	35%	40%	36%
Advertising non-GAAP gross margin	44%	55%	5%
Mobile navigation gross margin	73%	74%	76%
Mobile navigation non-GAAP gross margin	74%	76%	73%
Income (loss) from continuing operations, net of tax	$(23,063)	$(29,524)	$5,581
Non-GAAP income (loss) from continuing operations, net of tax	$(12,889)	$(6,839)	$18,183
Adjusted EBITDA from continuing operations	$(20,519)	$(12,121)	$25,493
Diluted income (loss) from continuing operations, net of tax, per share	$(0.58)	$(0.76)	$0.13
Diluted non-GAAP income (loss) from continuing operations, net of tax, per share	$(0.32)	$(0.18)	$0.43

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
Non-GAAP gross margin measures our GAAP gross margin, excluding the impact of stock-based compensation expense and capitalized software and developed technology amortization expenses. Non-GAAP income (loss) from continuing operations, net of tax, measures GAAP net income (loss) from continuing operations, net of tax, excluding the impact of stock-based compensation expense, capitalized software and developed technology amortization expenses, and other items such as legal settlements, valuation allowances against certain deferred tax assets, and restructuring costs, net of taxes. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us. While we include the dilutive impact of such equity awards in weighted average shares outstanding, the expense associated with stock-based awards reflects a non-cash charge that we exclude from non-GAAP income (loss) from continuing operations, net of tax, non-GAAP income (loss) from continuing operations, net of tax, per share, and adjusted EBITDA from continuing operations. Capitalized software amortization expense represents internal software costs that are previously capitalized and charged to expense as the software is used in our operations. Developed technology amortization expense relates to the amortization of acquired intangible assets. Legal settlements represent settlements from patent litigation cases in which we are defendants and royalty disputes. Changes in valuation allowance on deferred tax assets represented changes in the realization of the underlying assets. Benefit for income taxes represented the impact from change in tax accounting method and amended tax returns. Restructuring costs represent recognition of the estimated amount of costs associated with restructuring activities. Our non-GAAP tax rate from continuing operations differs from the GAAP tax rate from continuing operations due to the elimination of any tax effect of the GAAP stock-based compensation expenses, legal settlements, restructuring costs, and other items that are being eliminated to arrive at the non-GAAP income (loss) from continuing operations, net of tax.
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
Non-GAAP gross margin, non-GAAP income (loss) from continuing operations, net of tax, and adjusted EBITDA from continuing operations are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating non-GAAP gross margin, non-GAAP income (loss) from continuing operations, net of tax, and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that non-GAAP gross margin, non-GAAP income (loss) from continuing operations, net of tax, and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
The following tables present reconciliations of gross margin to non-GAAP gross margin, income (loss) from continuing operations, net of tax, to non-GAAP income (loss) from continuing operations, net of tax, and income (loss) from continuing operations, net of tax, to adjusted EBITDA from continuing operations for each of the periods indicated:

	Automotive			Advertising			Mobile Navigation			Total
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2015	2014	2013	2015	2014	2013	2015	2014	2013	2015	2014	2013
Gross margin	45%	51%	46%	35%	40%	36%	73%	74%	76%	51%	60%	64%
Adjustments:
Capitalized software and developed technology amortization	1%	—%	—%	9%	15%	(31)%	1%	2%	(3)%	2%	2%	1%
Non-GAAP gross margin	46%	51%	46%	44%	55%	5%	74%	76%	73%	53%	62%	65%

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Net income (loss)	$(23,063)	$(29,524)	$13,067
Income from discontinued operations, net of tax	—	—	7,486
Income (loss) from continuing operations, net of tax	(23,063)	(29,524)	5,581
Adjustments:
Legal settlement	—	—	1,300
Changes in valuation allowance on deferred tax assets	(778)	7,398	—
Benefit for income taxes due to changes in tax accounting method and amended tax returns	(4,061)	—	—
Restructuring costs	1,150	4,412	1,671
Capitalized software and developed technology amortization	3,275	3,588	3,680
Stock-based compensation expense:
Cost of revenue	98	100	149
Research and development	5,275	4,490	3,509
Sales and marketing	2,943	3,306	2,290
General and administrative	3,112	3,639	2,699
Total stock-based compensation	11,428	11,535	8,647
Tax effect of adding back adjustments	(840)	(4,248)	(2,696)
Non-GAAP income (loss) from continuing operations, net of tax	$(12,889)	$(6,839)	$18,183

Non-GAAP income (loss) from continuing operations, net of tax per share
Basic	$(0.32)	$(0.18)	$0.45
Diluted	$(0.32)	$(0.18)	$0.43

Weighted average shares used in computing non-GAAP income (loss) from continuing operations, net of tax per share
Basic	39,991	38,796	40,310
Diluted	39,991	38,796	41,919

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Net income (loss)	$(23,063)	$(29,524)	$13,067
Income from discontinued operations, net of tax	—	—	7,486
Income (loss) from continuing operations, net of tax	(23,063)	(29,524)	5,581
Adjustments:
Legal settlement	—	—	1,300
Restructuring costs	1,150	4,412	1,671
Stock-based compensation expense	11,428	11,535	8,647
Depreciation and amortization	5,239	6,759	8,408
Interest and other income, net	(2,267)	(1,288)	(1,207)
Provision (benefit) for income taxes	(13,006)	(4,015)	1,093
Adjusted EBITDA from continuing operations	$(20,519)	$(12,121)	$25,493

Key components of our results of operations
Sources of revenue
We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. Services revenue consists primarily of revenue we derive from our brought-in automotive navigation services, advertising services and mobile navigation services.
We report operating results in three business segments: automotive, advertising and mobile navigation. Our CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See " - Results of operations" and Note 13 to the financial statements in this Form 10-K for more information about our business segments.
Revenue from our automotive segment represented 64%, 50% and 37% of our revenue in fiscal 2015, 2014 and 2013, respectively. Ford represented 61%, 46% and 36% of our revenue in fiscal 2015, 2014 and 2013, respectively. Our contract with Ford expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal.
We provide both on-board and brought-in connected navigation solutions to Ford. Our on-board solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. Our brought-in connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our brought-in connected solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. This revenue is classified as services revenue and represented less than 5% of overall automotive navigation solutions revenue. In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the RemoteLink® application. We record the royalty earned as deferred revenue and recognize this revenue over the estimated service period.
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
Revenue from our advertising segment, which includes the delivery of search and display, location-based ads, represented 11%, 8% and 2% of our revenue in fiscal 2015, 2014 and 2013, respectively. Our advertising revenue is derived from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. Our ad search revenue is earned from the delivery of location-based ad impressions targeted to end users engaged in a specific search task utilizing our mobile navigation solutions. Such ad search revenue represented less than 10% of our overall advertising revenue. Our display revenue relates to the advertising business developed via our Thinknear acquisition that delivers targeted location-based impressions to end users of third party developer applications.

We also offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands). Revenue from our Mobile Navigation segment represented 25%, 42% and 61% of our revenue in fiscal 2015, 2014 and 2013, respectively. Subscription fee revenue from our mobile navigation service declined from fiscal 2013 through fiscal 2015, primarily due to the termination of the fixed fee arrangement with Sprint in September 2013 and a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and others, including T-Mobile USA, or T-Mobile, U.S. Cellular Corporation, or USCC, and Comunicaciones Nextel de Mexico, S.A. de C.V., a subsidiary of NII Holdings, Inc., or NII Mexico.
AT&T represented 15%, 24% and 28% of our revenue in fiscal 2015, 2014 and 2013, respectively. In March 2015, our agreement with AT&T was automatically renewed, under its existing terms through March 2016, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. During fiscal 2016, we anticipate that we will continue to depend on AT&T for a material portion of our revenue; however, we have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect them to continue to decline substantially.
Sprint represented less than 10% of our revenue in each of fiscal 2015 and 2014, and represented 16% of our revenue in fiscal 2013.

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

For fiscal 2016, we expect automotive and advertising revenue to represent the growing components of our revenue but our expectations may not be realized. However, while we anticipate growing our overall revenue in fiscal 2016, the lower gross margins generally experienced with automotive and advertising revenue are expected to result in an overall lower gross profit in fiscal 2016. We expect that services revenue from wireless carrier customers will continue to decline substantially in fiscal 2016 due to the continued decline in the number of monthly recurring subscribers.

In fiscal 2015, 2014 and 2013, we generated 96%, 94% and 92% of our revenue, respectively, in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.
Cost of revenue
Our cost of revenue consists primarily of the cost of third party content, such as map, POI, traffic, gas price and weather data, and voice recognition technology that we use in providing our navigation solutions. Our cost of revenue also includes the cost of third party exchange ad inventory as well as expenses associated with third party hosting services, data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology. The largest components of our cost of revenue are the fees we pay to providers of map, POI and traffic data, including HERE and TomTom. We have agreements with HERE and TomTom pursuant to which we pay royalties according to a variety of different fee schedules, including on a per use basis, on a per end user per month basis, and on a per installed vehicle basis. With respect to TomTom, we are required to pay certain minimum fees for access to its content by our mobile navigation customers, as well as a usage fee. Although we recently began using OSM for certain of our freemium navigation products, we do not anticipate that we will cease to use TomTom and HERE in the near-term on our paid navigation solutions.
For our on-board automotive navigation solutions provided to Ford, we pay royalties as the software is reproduced for installation in vehicles to HERE as well as other content providers, depending on the geographic distribution of our solution with Ford. For our brought-in automotive navigation solution provided to GM for its OnStar RemoteLink® mobile application, we pay royalties on a subscription basis to HERE.

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
The largest component of cost of revenue as it relates to our advertising business is the cost of location-based, third party advertising inventory which we acquire from advertising exchanges. Our search ad inventory is generated from our user base of paid and freemium users of our Scout and Telenav branded and carrier branded mobile navigation solutions. Other notable costs of our advertising business are the cost of ad delivery via contracted hosted relationships and the cost of our advertising operations.

While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2016, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing OSM content on our freemium navigation applications resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. While our product revenue is expected to increase in fiscal 2016 due to continued growth in automotive, much of this growth will be generated from distribution of our automotive solution with Ford in China and Europe where the underlying content costs are significantly higher on a per unit basis. Consequently, we expect that our overall total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our mobile navigation offerings provided through wireless carriers.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. In addition, in fiscal 2013 and 2014 we incurred restructuring costs primarily related to severance and benefits expense associated with reductions in workforce and facility exit costs associated with consolidation of facilities. In fiscal 2015, we incurred restructuring costs primarily related to a reassessment of our facility impairment costs. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. Effective in the first quarter of fiscal 2015, we began classifying product management costs as a component of research and development expenses due to the change made effective July 1, 2014 whereby this function no longer reports into the sales and marketing organization. Previously such costs had been included within sales and marketing expenses. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel into, our growth areas, which include automotive and advertising, with a recent emphasis on hiring advertising sales personnel and related support functions.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Through June 30, 2014, sales and marketing expenses also included product management costs, which have been classified as research and development expenses commencing July 1, 2014. Historically, a majority of our revenue has been derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers, as well as consumers acquired through open market application stores. More recently, our automotive and advertising revenue have represented the most rapidly growing components of our revenue, and we have recently invested significantly in building our advertising sales team. Our sales and marketing activities supporting our automotive navigation solutions include the costs of our business development efforts. Our automotive manufacturer partners and OEMs also provide primary marketing for our on-board and brought-in navigation solutions at the time a vehicle is sold to their end customer.
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel; legal, audit and tax consulting; and other professional services and corporate expenses.
Other income, net. Other income, net consists primarily of interest we earn on our cash and cash equivalents and short-term investments, gain or loss on investments and foreign currency transaction gains or losses.
Income from discontinued operations, net. Income from discontinued operations, net consists of results of operations of our enterprise business, which was sold in April 2013.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes primarily consists of corporate income taxes related to profits earned or losses incurred in the United States or corporate income tax refunds expected to be derived from losses incurred in the United States that may be carried back to prior fiscal years. Our effective tax rate could fluctuate significantly from year to year, particularly in those years in which we incur losses, due to our ability to benefit from the carryback of net operating losses within the limited carryback period and the available amount therein, if any. Furthermore, on a quarterly basis our tax rates can fluctuate and could be adversely affected by increases in nondeductible stock compensation or other nondeductible expenses, as well as changes in our tax reserves. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.
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

Revenue recognition. We generate revenue primarily from software licenses, service subscriptions and customized engineering fees. We also generate revenue from the delivery of search and display advertising impressions. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. We evaluate whether it is appropriate to recognize revenue based on the gross amount billed to our customers or the net amount earned as revenue.  When we are primarily obligated in a transaction, have latitude in establishing prices, are responsible for fulfillment of the transaction, have credit risk, or have several but not all of these indicators, we record revenue on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement. We report our automotive and advertising revenue on a gross basis.

We derive product revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize customized software revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue as the software is reproduced for installation in vehicles, assuming all other conditions for revenue recognition have been met. We recognize services revenue from our brought-in connected automotive navigation solutions monthly based on monthly subscriptions, which are subject to a maximum annual fee. This revenue represented less than 5% of overall automotive navigation solutions revenue. In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the RemoteLink® application. We record the royalty earned as deferred revenue and recognize this service revenue over the estimated service period.
We derive services revenue from the delivery of search and display advertising impressions. We recognize revenue when the related advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ad impressions delivered, or clicks, drives or actions by users on mobile advertisements.

We also derive services revenue from subscriptions to access our mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage. Our end users who subscribe to our services through application stores pay us a monthly or annual subscription fee.
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
We capitalized none, none and $0.9 million of software development costs during fiscal 2015, 2014 and 2013, respectively. Amortization expense related to these costs, which was recorded in cost of revenue, totaled $0.1 million, $1.0 million and $2.1 million for fiscal 2015, 2014 and 2013, respectively.
We account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $0.8 million, $0.9 million and $1.3 million of software development costs during fiscal 2015, 2014 and 2013, respectively. Development costs expensed to cost of revenue totaled $1.2 million, $0.9 million and $4.9 million for fiscal 2015, 2014 and 2013, respectively.
Impairment of long-lived assets. We evaluate long-lived assets held and used for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. We continually evaluate whether events and circumstances have occurred that indicate the balance of our property and equipment, long-term investments and intangible assets with definite lives may not be recoverable. Our evaluation is significantly impacted by our estimates and assumptions of future revenue, costs, and expenses and other factors. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment, that revision could result in a non-cash impairment charge that could have a material impact on our financial results. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. We base the impairment, if any, on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and record it in the period in which we make the determination. During fiscal 2013, we recorded a loss of $0.4 million in connection with impairment in the carrying value of capitalized software.
Goodwill. Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These tests are based on our operating segment and reporting unit structure. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting units unless we determine, based on a qualitative assessment, that it is more likely than not that the fair value is less than our carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss, if any. In assessing the fair value of our reporting units, we make assumptions regarding our estimated future cash flows, long-term growth rates, timing over which the cash flows will occur and, amongst other factors, the weighted average cost of capital. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit.
We tested goodwill for impairment on April 1, 2015 at the reporting unit level using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. The fair value of our automotive and advertising reporting units was estimated using the discounted cash flow approach. The fair value of our mobile navigation reporting unit was estimated using a combined discounted cash flow and market multiple approach with equal weighting given to the two approaches. The market multiple approach utilized revenue multiples from guideline public companies operating in similar industries. The revenue multiples were applied to the projected financial information of the mobile navigation reporting unit to determine its fair value. We applied our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2015, the estimated fair value of our mobile navigation business exceeded its carrying value by 22%.
The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record an impairment loss related to our goodwill. We have not recognized any impairment of goodwill in the three year period ended June 30, 2015. As of June 30, 2015, we had goodwill of $31.3 million.
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

Our stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Cost of revenue	$98	$100	$149
Research and development	5,275	4,490	3,509
Selling and marketing	2,943	3,306	2,290
General and administrative	3,112	3,639	2,699
Total stock-based compensation expense	$11,428	$11,535	$8,647
As of June 30, 2015, there was $1.8 million of unrecognized stock-based compensation expense related to unvested stock option awards, net of estimated forfeitures, that we expect to be recognized over a weighted average period of 2.2 years. At June 30, 2015, the total unrecognized stock-based compensation cost related to restricted stock units was $17.9 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.5 years.
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
For fiscal 2015, 2014 and 2013, we calculated the fair value of options granted to employees with the following weighted average assumptions:

	Fiscal Year Ended June 30,
	2015	2014	2013
Expected volatility	54%	62%	72%
Expected term (in years)	4.38	4.45	4.79
Risk-free interest rate	1.60%	1.44%	0.67%
Dividend yield	—	—	—

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
Results of operations

The following tables set forth our results of operations for fiscal 2015, 2014 and 2013, as well as a percentage that each line item represents of our revenue for those periods. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

The results of operations of our enterprise business, including the related gain on sale, have been classified as discontinued operations in our statement of operations for periods presented through fiscal 2013. The following discussion focuses solely on results of continuing operations.

	Fiscal Year Ended June 30,
Consolidated Statements of Operations Data	2015	2014	2013
Revenue:		(in thousands)
Product	$100,768	$72,747	$69,162
Services	59,471	77,566	122,638
Total revenue	160,239	150,313	191,800
Cost of revenue:
Product	55,270	36,775	38,164
Services	23,514	24,066	30,949
Total cost of revenue	78,784	60,841	69,113
Gross profit	81,455	89,472	122,687
Operating expenses:
Research and development	68,060	60,573	60,349
Sales and marketing	26,975	33,138	30,435
General and administrative	23,606	26,176	24,765
Restructuring costs	1,150	4,412	1,671
Total operating expenses	119,791	124,299	117,220
Operating income (loss)	(38,336)	(34,827)	5,467
Other income, net	2,267	1,288	1,207
Income (loss) before provision (benefit) for income taxes	(36,069)	(33,539)	6,674
Provision (benefit) for income taxes	(13,006)	(4,015)	1,093
Income (loss) from continuing operations, net of tax	(23,063)	(29,524)	5,581
Income from discontinued operations, net of tax	—	—	7,486
Net income (loss)	$(23,063)	$(29,524)	$13,067

	Fiscal Year Ended June 30, 2013
	2015	2014	2013
Revenue:	(as a percentage of revenue)
Product	63%	48%	36%
Services	37%	52%	64%
Total revenue	100%	100%	100%
Cost of revenue:
Product	34%	24%	20%
Services	15%	16%	16%
Total cost of revenue	49%	40%	36%
Gross profit	51%	60%	64%
Operating expenses:
Research and development	42%	41%	31%
Sales and marketing	17%	22%	16%
General and administrative	15%	17%	13%
Restructuring costs	1%	3%	1%
Total operating expenses	75%	83%	61%
Operating income (loss)	(24)%	(23)%	3%
Other income, net	1%	1%	—%
Income (loss) before provision for income taxes	(23)%	(22)%	3%
Provision (benefit) for income taxes	(9)%	(2)%	—%
Income (loss) from continuing operations, net of tax	(14)%	(20)%	3%
Income from discontinued operations, net of tax	—%	—%	4%
Net income (loss)	(14)%	(20)%	7%

Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Revenue
Automotive	$103,100	$75,153	$71,476
Advertising	17,941	11,699	3,935
Mobile Navigation	39,198	63,461	116,389
Total revenue	160,239	150,313	191,800
Cost of revenue
Automotive	56,319	37,135	38,247
Advertising	11,710	7,012	2,506
Mobile Navigation	10,755	16,694	28,360
Total cost of revenue	78,784	60,841	69,113
Gross profit
Automotive	46,781	38,018	33,229
Advertising	6,231	4,687	1,429
Mobile Navigation	28,443	46,767	88,029
Total gross profit	$81,455	$89,472	$122,687
Gross margin
Automotive	45%	51%	46%
Advertising	35%	40%	36%
Mobile Navigation	73%	74%	76%
Total gross margin	51%	60%	64%

Comparison of the fiscal years ended June 30, 2015 and 2014
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. Product revenue increased 39% to $100.8 million in fiscal 2015 from $72.7 million in fiscal 2014. The increase in product revenue was due primarily to an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers, primarily Ford, offset by a slight decrease in customized software revenue. Services revenue consists primarily of revenue we derive from our mobile navigation services and advertising. Services revenue decreased 23% to $59.5 million in fiscal 2015 from $77.6 million in fiscal 2014. The decrease in services revenue was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services, partially offset by an increase in advertising revenue.
Our cost of product revenue increased 50% to $55.3 million in fiscal 2015 from $36.8 million in fiscal 2014. The increase was due primarily to an increase in third party content costs associated with the increased royalty revenue from automotive navigation solutions. Our cost of services revenue decreased 2% to $23.5 million in fiscal 2015 from $24.1 million in fiscal 2014. The decrease was due primarily to a decrease in cost of mobile navigation revenue associated with the decline in such revenue, partially offset by an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered.
Our gross profit decreased to $81.5 million in fiscal 2015 from $89.5 million in fiscal 2014. Our gross margin decreased to 51% in fiscal 2015 from 60% in fiscal 2014. The decrease in gross margin was primarily due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally has higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our overall gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our January 2014 acquisition of skobbler.
Revenue concentrations. In fiscal 2015 and 2014, revenue from Ford represented 61% and 46% of our total revenue, respectively, and revenue from AT&T represented 15% and 24% of our total revenue, respectively.

We primarily sell our services in the United States. In fiscal 2015 and 2014, revenue derived from U.S. sources represented 96% and 94% of our total revenue, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.
Segments information.
Automotive. Automotive revenue increased 37% to $103.1 million in fiscal 2015 from $75.2 million in fiscal 2014. The increase was due primarily to an increase in production royalty revenue of $28.3 million. Automotive revenue included customized software and map content revenue of $4.7 million and $5.1 million in fiscal 2015 and 2014, respectively. In addition, during fiscal 2015, we billed $5.3 million in royalties earned from new vehicle owner downloads of GM's OnStar RemoteLink® mobile application powered by our location-based services platform. We record the royalties earned as deferred revenue and recognize this revenue over the estimated service period. Deferred revenue associated with RemoteLink® as of June 30, 2015 was $5.2 million. Automotive revenue represented 64% and 50% of total revenue in fiscal 2015 and 2014, respectively.
Cost of automotive revenue increased 52% to $56.3 million in fiscal 2015 from $37.1 million in fiscal 2014. The increase was due primarily to an increase in third party content costs of $18.2 million associated with the increased royalty revenue and mix of revenue from Ford on vehicles sold in Europe and China and increased amortization expense of $0.5 million related to developed technology acquired.
Automotive gross profit increased 23% to $46.8 million in fiscal 2015 from $38.0 million in fiscal 2014. Automotive gross margin decreased to 45% in fiscal 2015 from 51% in fiscal 2014. The decrease in gross margin was due primarily to the higher proportion of revenue from vehicles sold in Europe and China, which generally has higher associated content costs.
Advertising. Advertising revenue increased 53% to $17.9 million fiscal 2015 from $11.7 million in fiscal 2014. The increase was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 11% and 8% of total revenue in fiscal 2015 and 2014, respectively.
Cost of advertising revenue increased 67% to $11.7 million in fiscal 2015 from $7.0 million in fiscal 2014. The increase was due primarily to increased third party ad exchange inventory costs of $3.8 million and increased third party hosting service fees of $0.9 million associated with the increased impressions delivered. Cost of advertising revenue increased at a greater rate than advertising revenue due to increased effective cost per thousand impressions, or eCPM, for display ad inventory sourced from third party exchanges, as well as enhanced content costs.
Advertising gross profit increased 33% to $6.2 million in fiscal 2015 from $4.7 million in fiscal 2014. Advertising gross margin decreased to 35% in fiscal 2015 from 40% in fiscal 2014. The decrease in gross margin was due primarily to increased eCPM for display ad inventory sourced from third party exchanges, as well as enhanced content costs.
Mobile Navigation. Mobile navigation revenue decreased 38% to $39.2 million in fiscal 2015 from $63.5 million in fiscal 2014. The decrease was primarily due to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and USCC, the termination of our fixed fee revenue from Sprint for bundled users, and a decrease in mobile navigation revenue internationally. Accordingly, in fiscal 2015, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $24.1 million. The decrease was partially offset by $0.8 million in one-time catch-up revenue reporting from AT&T. Mobile navigation revenue represented 24% and 42% of total revenue in fiscal 2015 and 2014, respectively.
Cost of mobile navigation revenue decreased 36% to $10.8 million in fiscal 2015 from $16.7 million in fiscal 2014. The decrease was due primarily to decreases in third party content costs of $2.0 million, compensation and benefits expense of $1.0 million, amortization of capitalized software and recognition of deferred costs of $0.9 million, data center and hosted services costs of $0.8 million, and depreciation and amortization of $0.6 million.
Mobile navigation gross profit decreased 39% to $28.4 million in fiscal 2015 from $46.8 million in fiscal 2014. Mobile navigation gross margin was comparable at 73% and 74% in fiscal 2015 and 2014, respectively.

Research and development. Our research and development expenses increased 12% to $68.1 million in fiscal 2015 from $60.6 million in fiscal 2014. The increase was due primarily to the inclusion of $10.4 million of product management department costs that are classified in research and development expense beginning in fiscal 2015. Previously, product management departments reported into our sales and marketing organization and were included in sales and marketing expense for fiscal 2014. The $10.4 million increase due to the inclusion of product management costs was partially offset primarily by a $3.8 million decrease in compensation and benefits expense. As a percentage of revenue, research and development expenses increased to 42% in fiscal 2015 from 41% in fiscal 2014. The total number of research and development personnel decreased 4% to 413 at June 30, 2015 from 431 at June 30, 2014. A total of 34 product management personnel were included in research and development expense at June 30, 2015. The decrease in total research and development headcount is due primarily to a decrease resulting from our ongoing cost optimization efforts, including our restructuring efforts in the second half of fiscal 2014, partially offset by increased headcount with our acquisition of skobbler in January 2014 and the inclusion of product management personnel in fiscal 2015. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new services and products for advertisers, revenue from those investments and development efforts will lag the related research and development expenses. .
Sales and marketing. Our sales and marketing expenses decreased 19% to $27.0 million in fiscal 2015 from $33.1 million in fiscal 2014. The decrease was primarily due to a decrease of $10.4 million related to product management costs that were classified in sales and marketing expense in fiscal 2014. Beginning in fiscal 2015, these costs are now included in research and development expense. The $10.4 million decrease related to the classification of product management costs was partially offset primarily by a $4.3 million increase in compensation and benefits and commissions costs. As a percentage of revenue, sales and marketing expenses decreased to 17% in fiscal 2015 from 22% in fiscal 2014. The total number of sales and marketing personnel decreased 23% to 78 at June 30, 2015 from 101 at June 30, 2014. A total of 40 product management personnel were included in sales and marketing expense at June 30, 2014. We expect that our sales and marketing expenses will continue to increase over time in absolute dollars as we add sales personnel to support our advertising business. .
General and administrative. Our general and administrative expenses decreased 10% to $23.6 million in fiscal 2015 from $26.2 million in fiscal 2014. The decrease was primarily due to decreases in compensation and benefits expense of $0.9 million, professional and outside services of $0.7 million and stock-based compensation expense of $0.5 million. The total number of general and administrative personnel decreased 5% to 62 at June 30, 2015 from 66 at June 30, 2014. As a percentage of revenue, general and administrative expenses decreased to 15% in fiscal 2015 from 17% in fiscal 2014. We anticipate that our general and administrative expenses may vary substantially from period to period as we incur legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.
Restructuring costs. We incurred restructuring costs of $1.2 million in fiscal 2015 associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities in fiscal 2014. We incurred restructuring costs of $4.4 million in fiscal 2014 in order to further align our resources and consolidate facilities. We initiated a restructuring plan consisting of reductions of approximately 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. In addition, we closed our Boston office and consolidated our Sunnyvale headquarters facilities from two buildings into one and recorded restructuring charges of $2.0 million related to the impairment of our facility leases.
Other income, net. Our other income, net was $2.3 million in fiscal 2015 and $1.3 million in fiscal 2014. Other income, net in fiscal 2015 included foreign currency transaction gains of $1.6 million and interest income of $1.0 million, which were partially offset by a $1.3 million loss from the impairment of long-term equity investments. The impairment of long-term equity investments of $1.3 million included $0.8 million from an investment in connection with the spin off of a product line developed by our Shanghai, China team.
Provision (benefit) for income taxes. Our benefit for income taxes increased to $13.0 million in fiscal 2015 from $4.0 million in fiscal 2014. Our effective tax rate was 36% in fiscal 2015 compared to 12% in fiscal 2014. Our effective tax rate in fiscal 2015 was attributable primarily to tax benefits recorded from the anticipated refund of $5.4 million resulting from the carryback of fiscal 2015 losses, of which $1.3 million was recognized in fiscal 2014; the recognition of a state income tax refund of $3.0 million and a refund of $1.1 million from a change in tax accounting method, both related to prior years and received in fiscal 2015; and the reversal of tax reserves of $4.2 million due to loss carryback, expiration of the statute of limitations, and settlement of our California audit.
Due to the limitations of the two year loss carryback for federal tax purposes, we do not anticipate any refunds for losses incurred in fiscal 2016 or thereafter.

The usage of our remaining U.S. federal and state loss carryforwards at June 30, 2015 of approximately $7.5 million and $10.9 million, respectively, is substantially limited each fiscal year by Section 382 of the Internal Revenue Code.
As of June 30, 2015, our cumulative unrecognized tax benefit was $6.1 million, of which $4.4 million was netted against deferred tax assets. Included in the other long-term liabilities are unrecognized tax benefits at June 30, 2015 of $1.7 million that, if recognized, would affect the annual effective tax rate.

We believe it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2015 could decrease (whether by payment, release, or a combination of both) by approximately $1.3 million in the next 12 months. We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.5 million and $0.6 million accrued for the payment of interest and penalties at June 30, 2015 and 2014, respectively.

All available evidence, both positive and negative, was considered to determine whether, based upon the weight of the evidence, a valuation allowance for deferred tax assets is needed. In fiscal 2015, we released the valuation allowance on deferred tax assets, net of liabilities, in Germany due to cumulative net income, expectation of continued profits, and continued growth and sustainability of the European business.

In fiscal 2015, we maintained a valuation allowance on our U.S. deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2014 and 2015, and expected losses in fiscal 2016 and potentially future years in the U.S., we maintained a valuation allowance on deferred tax assets in the U.S. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets in China, Brazil and the United Kingdom. Our valuation allowance increased from the prior fiscal year by approximately $4.7 million, $10.1 million and $0.7 million in fiscal 2015, 2014 and 2013, respectively. The $10.1 million increase in our valuation allowance in fiscal 2014 included a $7.4 million valuation allowance against deferred tax assets in the U.S.

On December 31, 2014, the research and development credit expired for federal tax purposes. The Tax Increase Prevention Act of 2014 extended the research and development credit for one year until December 31, 2014. Although the research and development credit has been extended every year since enactment, a tax benefit cannot be recorded for the expired period until an extension has been passed and signed by the President. If and when an extension is passed and signed with retroactive effect, a retroactive tax benefit will be recorded in the period the extension is passed and signed. We have recorded a tax benefit for the federal research and development credit through December 31, 2014.

We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2012 through fiscal 2014 in the U.S., for fiscal 2011 through fiscal 2014 in state jurisdictions, and for fiscal 2010 through fiscal 2014 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

Comparison of the fiscal years ended June 30, 2014 and 2013
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue increased 5% to $72.7 million in fiscal 2014 from $69.2 million in fiscal 2013. The increase was due primarily to increased royalty revenue from automotive navigation solutions we provide for Ford vehicles, including the launch of our solutions in additional Ford and Lincoln models and further geographic distribution. Services revenue decreased 37% to $77.6 million in fiscal 2014 from $122.6 million in fiscal 2013. The decrease in services revenue was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services, partially offset by an increase in advertising revenue.
Our cost of product revenue decreased 4% to $36.8 million in fiscal 2014 from $38.2 million in fiscal 2013. The decrease was due primarily to a decrease in amortization of capitalized software and recognition of deferred costs, partially offset by an increase in third party content costs associated with the increased royalty revenue from automotive navigation solutions. Our cost of services revenue decreased 22% to $24.1 million in fiscal 2014 from $30.9 million in fiscal 2013. The decrease was due primarily to a decrease in cost of mobile navigation revenue associated with the decline in such revenue, partially offset by an increase in amortization expense, primarily related to developed technology acquired from Thinknear and skobbler.
Our gross profit decreased to $89.5 million in fiscal 2014 from $122.7 million in fiscal 2013. Our gross margin decreased to 60% in fiscal 2014 from 64% in fiscal 2013. The decrease in gross margin was primarily due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally has higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers.
Revenue concentrations. In fiscal 2014 and 2013, revenue from Ford represented 46% and 36% of our total revenue, respectively, revenue from AT&T represented 24% and 28% of our total revenue, respectively, and revenue from Sprint represented less than 10% and 16% of our total revenue, respectively.

We primarily sell our services in the United States. In fiscal 2014 and 2013, revenue derived from U.S. sources represented 94% and 92% of our total revenue, respectively.
Segments information.
Automotive. Automotive revenue increased 5% to $75.2 million in fiscal 2014 from $71.5 million in fiscal 2013. The increase was due primarily to an increase in production royalty revenue of $16.9 million, partially offset by a decrease in customized software revenue and map content update revenue from Ford of $14.3 million. Automotive revenue in fiscal 2014 and fiscal 2013 included $2.8 million and $9.2 million, respectively, of customized software revenue from Ford. Automotive revenue in fiscal 2014 and 2013 also included $0.9 million and $8.7 million, respectively, related to a map content update separately purchased by Ford. Automotive revenue represented 50% and 37% of total revenue in fiscal 2014 and 2013, respectively.
Cost of automotive revenue decreased 3% to $37.1 million in fiscal 2014 from $38.2 million in fiscal 2013. The decrease was due primarily to a decrease in amortization of capitalized software and recognition of deferred costs of $4.0 million associated with the decrease in customized software revenue and map content update revenue from Ford, partially offset by an increase in third party content costs of $2.6 million associated with the increased royalty revenue from automotive navigation solutions.
Automotive gross profit increased 14% to $38.0 million in fiscal 2014 from $33.2 million in fiscal 2013. Automotive gross margin increased to 51% in fiscal 2014 from 46% in fiscal 2013. The increase in gross margin was due primarily to the lower margin customized software revenue and map content update revenue from Ford in fiscal 2013 that did not recur in fiscal 2014.
Advertising. Advertising revenue increased 197% to $11.7 million fiscal 2014 from $3.9 million in fiscal 2013. The increase was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 8% and 2% of total revenue in fiscal 2014 and 2013, respectively.
Cost of advertising revenue increased 180% to $7.0 million in fiscal 2014 from $2.5 million in fiscal 2013. The increase was due primarily to increased third party ad exchange inventory costs of $2.5 million and increased third party hosting service fees of $0.7 million associated with the increased impressions delivered, as well as increased amortization of developed technology acquired.
Advertising gross profit increased 228% to $4.7 million in fiscal 2014 from $1.4 million in fiscal 2013. Advertising gross margin increased to 40% in fiscal 2014 from 36% in fiscal 2013. The increase in gross margin was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered.
Mobile Navigation. Mobile navigation revenue decreased 45% to $63.5 million in fiscal 2014 from $116.4 million in fiscal 2013. Of the decrease, a decline of $51.8 million was due to the termination of our fixed fee revenue from Sprint for bundled users, lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and USCC, and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 42% and 61% of total revenue in fiscal 2014 and 2013, respectively.
Cost of mobile navigation revenue decreased 41% to $16.7 million in fiscal 2014 from $28.4 million in fiscal 2013. The decrease was due primarily to a decrease in third party content costs of $7.4 million and decreased network operations, customer support and data center costs of $2.3 million.
Mobile navigation gross profit decreased 47% to $46.8 million in fiscal 2014 from $88.0 million in fiscal 2013. Mobile navigation gross margin decreased to 74% in fiscal 2014 from 76% in fiscal 2013.
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
Income from discontinued operations, net. Our income from discontinued operations, net was $7.5 million in fiscal 2013 and included a gain of $6.5 million realized on the sale of our enterprise business, net of tax. We had no discontinued operations in fiscal 2014.
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
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in) operating activities	$(7,696)	$(22,553)	$42,913
Net cash provided by (used in) investing activities	16,052	20,132	(185)
Net cash used in financing activities	(2,471)	(8,883)	(23,874)
Effect of exchange rate changes on cash and cash equivalents	(1,698)	51	13
Net increase (decrease) in cash and cash equivalents	$4,187	$(11,253)	$18,867

At June 30, 2015, we had cash and cash equivalents and short-term investments of $119.9 million, which primarily consisted of money market mutual funds, asset-backed securities, municipal securities and corporate bonds held by well-capitalized financial institutions.
Our accounts receivable are heavily concentrated in a small number of customers. As of June 30, 2015, our accounts receivable balance was $36.5 million, of which Ford and AT&T represented 58% and 14%, respectively.

Our future capital requirements will depend on many factors, including our ability to stabilize our revenue and control expenses in fiscal 2016 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to continue to use cash in operating activities in fiscal 2016 and we may experience greater than expected cash usage in operating activities if revenue is lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $(7.7) million, $(22.6) million and $42.9 million in fiscal 2015, 2014 and 2013, respectively. Cash provided by (used in) operating activities has historically been affected by growth in our end user base and increases in our operating costs. In fiscal 2015, cash used in operating activities was driven principally by a net loss of $23.1 million and a $3.2 million change in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $5.2 million, stock-based compensation of $11.4 million, and write-off of long-term investments of $1.3 million. In fiscal 2014, cash used in operating activities was driven principally by a net loss of $29.5 million and a $23.0 million change in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $6.8 million, stock-based compensation of $11.5 million, and valuation allowance on deferred tax assets of $7.4 million. In fiscal 2013, cash provided by operating activities was provided principally by net income of $13.1 million, non-cash charges for depreciation and amortization of $8.4 million, stock-based compensation of $8.6 million and a $7.1 million change in our operating assets and liabilities.
Net cash provided by (used in) investing activities. Net cash provided by (used in) investing activities was $16.1 million, $20.1 million and $(0.2) million during fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $19.4 million, partially offset by purchases of property and equipment of $1.2 million and purchases of long-term investments of $2.5 million. In fiscal 2014, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $40.2 million, partially offset by our acquisition of skobbler for $19.2 million and purchases of property and equipment of $1.1 million. In fiscal 2013, we used cash primarily for our acquisition of Thinknear of $18.3 million and purchases of property and equipment of $2.2 million, which were offset by proceeds from sales and maturities of short-term investments, net of purchases, of $22.2 million. We expect our capital expenditures in future periods to remain in line with fiscal 2015 as we continue to invest in the infrastructure needed for our strategic growth areas of automotive and advertising, while also leveraging the benefits of hosted environments for which we no longer have to make large upfront capital expenditure investments.
Net cash used in financing activities. During fiscal 2015, 2014 and 2013, we used cash in our financing activities of $2.5 million, $8.9 million and $23.9 million, respectively. In fiscal 2015, 2014 and 2013, these activities reflect the repurchases of our outstanding stock under our stock repurchase programs and tax withholdings paid related to net share settlements of restricted stock units upon vesting, and were partially offset by proceeds from the exercise of options for our common stock.

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

York, New York; Atlanta, Georgia; San Francisco, California; Berlin, Germany; Tokyo, Japan; Shanghai, China; Xi’an, China; and Cluj, Romania.
The following table summarizes our outstanding noncancelable contractual obligations as of June 30, 2015:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$23,764	$6,508	$9,581	$7,675	$—
Purchase obligations(2)	2,089	1,812	277	—	—
Total contractual obligations	$25,853	$8,320	$9,858	$7,675	$—

(1)	Consists of contractual obligations for office space under noncancelable operating leases, net of sublease income.

(2)	Consists of minimum noncancelable financial commitments primarily related to fees owed to certain third party content providers, regardless of usage level.
At June 30, 2015, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $5.4 million. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authority will occur.
Warranties and indemnifications
Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our navigation services or products infringe a third party’s intellectual property rights or for other specified reasons. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to litigation in which our customers have been named as defendants. See Part I, Item 3, “Legal Proceedings.” As it relates to past indemnification requests or notices, in certain situations we have agreed to defend or indemnify our customers for the indemnity demands. For those notices where we have not agreed to provide indemnity or defense to date, or future demands for indemnity, we may in the future agree to defend and indemnify our customers, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our navigation services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our customers, negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted, or any of our customer agreements is terminated, our business, operating results and financial condition could be materially harmed. As of June 30, 2015, any costs in connection with such indemnity demands which are probable and estimable have been recorded in our consolidated financial statements.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2015.
Off-balance sheet arrangements
During fiscal 2015, 2014 and 2013, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent accounting pronouncements

In June 2013, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force (EITF) Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  We adopted this amendment in the first quarter of fiscal 2015, and the adoption did not have a material effect on our consolidated financial statements.
In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of our fiscal year ending June 30, 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.
In February 2015, the FASB, issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in fiscal 2015 would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of June 30, 2015. Management based its assessment on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2015.
Grant Thornton LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Telenav, Inc.
We have audited the internal control over financial reporting of Telenav, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2015, and our report dated August 24, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Jose, California August 24, 2015

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.
The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2015 fiscal year end) under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2015 fiscal year end) under the headings “Corporate Governance,” “Executive Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2015 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2015 fiscal year end) under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2015 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2015 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements of Telenav, Inc. on page F-1 as a part of this Form 10-K.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts is set forth on page F-36 of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and the Notes thereto.
3. Exhibits
See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Amended and Restated Asset Purchase Agreement, dated April 16, 2013, by and between Telenav, Inc. and FleetCor Technologies Operating Company, LLC.	10-Q	2.1	5/8/2013
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2009
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan, as amended.	8-K	10.4.1	12/3/2012
10.4.1#	Forms of agreement under the 2009 Equity Incentive Plan.	S-1	10.4	10/30/2009
10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/2009
10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/2009
10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/2009
10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/2009
10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/2009
10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/2009
10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/2009
10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/2009
10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/2010
10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/2010
10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/2010
10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/2010
10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/2010
10.13.5†	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	10-K	10.13.5	9/7/2012
10.13.6†	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012.	10-K	10.13.6	9/7/2012
10.13.7†	Amendment No. 6 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of January 18, 2013.	10-K	10.13.7	8/30/2013
10.13.8†	Amendment No. 7 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 8, 2013.	10-K	10.13.8	8/30/2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.13.9†	Amendment No. 8 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 15, 2013.	10-K	10.13.9	8/30/2013
10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/2010
10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/2009
10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/2009
10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/2009
10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/2009
10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/2009
10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/2010
10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/2010
10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/2011
10.14.9†	Eleventh Amendment effective as of December 6, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.9	8/30/2013
10.14.10†	Twelfth Amendment effective as of June 17, 2013 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.10	8/30/2013
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3†	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4†	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5†	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15.6†	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.23†	Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.23	11/8/2013
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014
10.16.25†	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26†	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27†	Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-K	10.16.27	8/22/2014
10.16.28†	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	10-K	10.16.28	8/22/2014
10.16.29†	Amended and Restated Territory License No. 8, dated August 18, 2014, by and between Telenav, Inc., HERE North America, LLC (f/k/a NAVTEQ North America, LLC), and Here Europe B.V. (f/k/a NAVTEQ Europe B.V.)	10-Q	10.16.29	11/6/2014
10.16.30†	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	10-Q	10.16.30	2/5/2015
10.16.31+	Territory License No. 11, dated April 3, 2015 by and between HERE North America, LLC, HERE Europe B.V., and Telenav, Inc.	Filed herewith
10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/2010

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/2010
10.19+	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	10-K	10.19	9/9/2011
10.20#	Employment Offer Letter dated August 10, 2011 from TeleNav, Inc. to Marc Aronson.	10-Q	10.20	11/7/2011
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23.1	2/6/2014
10.24	Consulting Agreement effective June 16, 2012 between TeleNav, Inc. and Douglas Miller.	10-K	10.24	9/7/2012
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26†	SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1†	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2†	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3†	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4†	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012
10.26.5†	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6†	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7†	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012
10.26.8†	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9†	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11†	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.11	8/30/2013
10.26.12†	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.12	8/30/2013
10.26.13†	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.13	8/30/2013
10.26.14†	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.14	11/8/2013
10.26.15†	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.15	2/6/2014
10.26.16†	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014
10.26.17†	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.17	5/7/2015
10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson.	10-K	10.27	9/7/2012
10.28#	Summary of Nonemployee Director Compensation.	8-K	10.28	12/3/2012
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
10.30#	Employment Offer Letter dated April 8, 2014 from Telenav, Inc. to Vincent Uttley	10-K	10.30	8/22/2014
10.31#	Vincent Uttley Employment Agreement dated April 11, 2014 by and between Telenav, Inc. and Vincent Uttley	10-K	10.31	8/22/2014
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	10-Q	10.32	2/5/2015
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan	10-Q	10.33	2/5/2015
10.34#	Separation Agreement, dated November 18, 2014, by and between Telenav, Inc. and Vincent Nakayama	10-Q	10.34	2/5/2015
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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

TELENAV, INC.

Dated:	August 24, 2015	By:	/s/ Dr. HP JIN
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

Name and Signature	Title	Date

/s/ Dr. HP JIN	Chairman of the Board of Directors, President and Chief Executive Officer	August 24, 2015
Dr. HP Jin	(Principal Executive Officer)

/s/ MICHAEL STRAMBI	Chief Financial Officer and Treasurer	August 24, 2015
Michael Strambi	(Principal Financial and Accounting Officer)

/s/ SAMUEL CHEN	Director	August 24, 2015
Samuel Chen

/s/ HON JANE (JASON) CHIU	Director	August 24, 2015
Hon Jane (Jason) Chiu

/s/ DOUGLAS MILLER	Director	August 24, 2015
Douglas Miller

/s/ KEN XIE	Director	August 24, 2015
Ken Xie

/s/ JOSEPH M. ZAELIT	Director	August 24, 2015
Joseph M. Zaelit

FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Telenav, Inc.
We have audited the accompanying consolidated balance sheet of Telenav, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2015. Our audit of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telenav, Inc. and subsidiaries as of June 30, 2015, and the results of their operations and their cash flows for the year ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 24, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP
San Jose, California August 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Telenav, Inc.
We have audited the accompanying consolidated balance sheets of Telenav, Inc. as of June 30, 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telenav, Inc. at June 30, 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
San Jose, California August 22, 2014
except for Notes 5 and 13, as to which the date is
August 24, 2015

TELENAV, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$18,721	$14,534
Short-term investments	101,195	122,315
Accounts receivable, net of allowances of $211 and $206 at June 30, 2015 and 2014, respectively	36,493	25,762
Deferred income taxes, net	327	784
Restricted cash	4,878	5,995
Income taxes receivable	6,080	6,932
Prepaid expenses and other current assets	4,288	9,491
Total current assets	171,982	185,813
Property and equipment, net	7,126	8,814
Deferred income taxes, net, non-current	443	550
Goodwill and intangible assets, net	37,528	40,733
Other assets	6,843	3,931
Total assets	$223,922	$239,841
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$830	$502
Accrued compensation	9,628	12,874
Accrued royalties	9,358	3,671
Other accrued expenses	10,918	12,343
Deferred revenue	2,109	2,381
Income taxes payable	724	804
Total current liabilities	33,567	32,575
Deferred rent, non-current	4,858	7,129
Deferred revenue, long-term	4,719	55
Other long-term liabilities	4,595	7,677
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 40,537 shares and 39,462 shares issued and outstanding at June 30, 2015 and 2014, respectively	41	40
Additional paid-in capital	140,406	129,278
Accumulated other comprehensive income (loss)	(1,540)	576
Retained earnings	37,276	62,511
Total stockholders’ equity	176,183	192,405
Total liabilities and stockholders’ equity	$223,922	$239,841
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	June 30,
	2015	2014	2013
Revenue:
Product	$100,768	$72,747	$69,162
Services	59,471	77,566	122,638
Total revenue	160,239	150,313	191,800
Cost of revenue:
Product	55,270	36,775	38,164
Services	23,514	24,066	30,949
Total cost of revenue	78,784	60,841	69,113
Gross profit	81,455	89,472	122,687
Operating expenses:
Research and development	68,060	60,573	60,349
Sales and marketing	26,975	33,138	30,435
General and administrative	23,606	26,176	24,765
Restructuring costs	1,150	4,412	1,671
Total operating expenses	119,791	124,299	117,220
Operating income (loss)	(38,336)	(34,827)	5,467
Other income, net	2,267	1,288	1,207
Income (loss) from continuing operations before provision (benefit) for income taxes	(36,069)	(33,539)	6,674
Provision (benefit) for income taxes	(13,006)	(4,015)	1,093
Income (loss) from continuing operations, net of tax	(23,063)	(29,524)	5,581
Income from discontinued operations, net of tax	—	—	7,486
Net income (loss)	$(23,063)	$(29,524)	$13,067

Basic income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.58)	$(0.76)	$0.14
Net income (loss)	$(0.58)	$(0.76)	$0.32
Diluted income (loss) per share:
Income (loss) from continuing operations, net of tax	$(0.58)	$(0.76)	$0.13
Net income (loss)	$(0.58)	$(0.76)	$0.31
Weighted average shares used in computing income (loss) per share:
Basic	39,991	38,796	40,310
Diluted	39,991	38,796	41,919
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	June 30,
	2015	2014	2013

Net income (loss)	$(23,063)	$(29,524)	$13,067
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(1,698)	51	13
Available for sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(156)	284	74
Reclassification adjustments for loss on available-for-sale securities recognized, net of tax	(262)	(132)	(84)
Net increase (decrease) from available-for-sale securities, net of tax	(418)	152	(10)
Other comprehensive income (loss), net of tax	(2,116)	203	3
Comprehensive income (loss)	$(25,179)	$(29,321)	$13,070

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2012	41,353	$42	$118,855	$370	$97,251	$216,518
Issuance of common stock upon exercise of stock options and release of restricted stock units	1,117	1	2,740	—	—	2,741
Issuance of restricted common stock in connection with acquisition	587	1	(1)	—	—	—
Repurchases of common stock	(3,715)	(4)	(11,846)	—	(14,460)	(26,310)
Stock-based compensation expense	—	—	8,647	—	—	8,647
Excess tax benefit from employee stock options	—	—	(202)	—	—	(202)
Foreign currency translation adjustment, net of tax	—	—	—	13	—	13
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(10)	—	(10)
Net income	—	—	—	—	13,067	13,067
Balance at June 30, 2013	39,342	$40	$118,193	$373	$95,858	$214,464
Issuance of common stock upon exercise of stock options	217	—	896	—	—	896
Release of restricted stock units	440	—	(1,570)	—	—	(1,570)
Issuance of common stock in connection with acquisition	732	1	4,609	—	—	4,610
Repurchases of common stock	(1,269)	(1)	(4,075)	—	(3,823)	(7,899)
Stock-based compensation expense	—	—	11,535	—	—	11,535
Excess tax benefit from employee stock options	—	—	(310)	—	—	(310)
Foreign currency translation adjustment, net of tax	—	—	—	51	—	51
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	152	—	152
Net loss	—	—	—	—	(29,524)	(29,524)
Balance at June 30, 2014	39,462	$40	$129,278	$576	$62,511	$192,405
Issuance of common stock upon exercise of stock options	889	1	4,411	—	—	4,412
Release of restricted stock units	683	—	(3,103)	—	—	(3,103)
Repurchases of common stock	(497)	—	(1,608)	—	(2,172)	(3,780)
Stock-based compensation expense	—	—	11,428	—	—	11,428
Foreign currency translation adjustment, net of tax	—	—	—	(1,698)	—	(1,698)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(418)	—	(418)
Net loss	—	—	—	—	(23,063)	(23,063)
Balance at June 30, 2015	40,537	$41	$140,406	$(1,540)	$37,276	$176,183

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2015	2014	2013
Operating activities
Net income (loss)	$(23,063)	$(29,524)	$13,067
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,239	6,759	8,408
Accretion of premium, net on short-term investments	1,318	3,500	4,424
Stock-based compensation expense	11,428	11,535	8,647
Valuation allowance on deferred tax assets	(778)	7,398	—
Bad debt expense	33	132	—
Write-off of long-term investments	1,302	250	335
Write-off due to impairment of capitalized software	—	—	438
Loss on disposal of property and equipment	73	112	173
Excess tax benefits from employee stock options	—	310	305
Changes in operating assets and liabilities:
Accounts receivable	(10,764)	2,477	(2,559)
Deferred income taxes	1,342	(4,095)	(1,801)
Restricted cash	1,117	(3,327)	(2,428)
Income taxes receivable	852	—	—
Prepaid expenses and other current assets	5,203	(5,248)	2,979
Other assets	(2,161)	(649)	(730)
Accounts payable	328	(1,331)	(1,221)
Accrued compensation	(3,246)	3,612	(261)
Accrued royalties	5,687	(6,162)	5,436
Accrued expenses and other liabilities	(4,699)	(2,645)	10,152
Income taxes payable	(80)	398	(1,456)
Deferred rent	(1,219)	(1,354)	1,295
Deferred revenue	4,392	(4,701)	(2,290)
Net cash provided by (used in) operating activities	(7,696)	(22,553)	42,913
Investing activities
Purchases of property and equipment	(1,208)	(1,053)	(2,248)
Additions to capitalized software	—	—	(948)
Purchases of short-term investments	(113,144)	(66,350)	(124,707)
Purchases of long-term investments	(2,500)	(600)	(950)
Proceeds from sales of long-term investments	376	795	—
Proceeds from sales and maturities of short-term investments	132,528	106,585	146,922
Acquisitions, net of cash acquired	—	(19,245)	(18,254)
Net cash provided by (used in) investing activities	16,052	20,132	(185)
Financing activities
Proceeds from exercise of stock options	4,412	896	2,792
Repurchase of common stock	(3,780)	(7,899)	(26,310)
Tax withholdings related to net share settlements of restricted stock units	(3,103)	(1,570)	(51)
Excess tax benefits from employee stock options	—	(310)	(305)
Net cash used in financing activities	(2,471)	(8,883)	(23,874)
Effect of exchange rate changes on cash and cash equivalents	(1,698)	51	13
Net increase (decrease) in cash and cash equivalents	4,187	(11,253)	18,867
Cash and cash equivalents, at beginning of period	14,534	25,787	6,920
Cash and cash equivalents, at end of period	$18,721	$14,534	$25,787
Supplemental disclosure of cash flow information
Income taxes paid (received), net	$(10,754)	$1,002	$2,893

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
Notes to Consolidated Financial Statements

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of location-based platform services. These services consist of our automotive and mobile navigation platform and our advertising delivery platform. Our auto and mobile navigation platform allows Telenav to deliver enhanced location-based services to auto manufacturers, developers, and end users through various distribution channels, including wireless carriers. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. Through June 30, 2014 we operated in one business segment. Commencing July 1, 2014, we operate in three business segments: automotive, advertising and mobile navigation. Our fiscal year ends on June 30 and in this report we refer to the fiscal years ended June 30, 2015, 2014 and 2013 as fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
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
Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our overall operating results for fiscal 2015, fiscal 2014 or fiscal 2013.
On April 16, 2013, we completed the sale of our enterprise business to FleetCor Technologies Operating Company, LLC, or FleetCor. The results of operations of our enterprise business, which were previously presented as a component of our consolidated operating results, have been classified as discontinued operations in our consolidated statements of operations for fiscal 2013. All information in the following notes to the consolidated financial statements includes only results from continuing operations for all periods presented, unless otherwise noted. See Note 11 Sale of enterprise business.
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
Revenue recognition
We generate revenue primarily from software licenses, service subscriptions and customized engineering fees. We also generate revenue from the delivery of search and display advertising impressions. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We evaluate whether it is appropriate to recognize revenue based on the gross amount billed to our customers or the net amount earned as revenue. When we are primarily obligated in a transaction, have latitude in establishing prices, are responsible for fulfillment of the transaction, have credit risk, or have several but not all of these indicators, we record revenue on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement. We report our automotive and advertising revenue on a gross basis.
We derive product revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize customized software revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue as the software is reproduced for installation in vehicles, assuming all other conditions for revenue recognition have been met. We recognize

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

services revenue from our brought-in connected automotive navigation solutions monthly based on monthly subscriptions, which are subject to a maximum annual fee. This revenue represented less than 5% of overall automotive navigation solutions revenue. In January 2015 General Motors Corporation, or GM, launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the RemoteLink® application. We record the royalty earned as deferred revenue and recognize this service revenue over the estimated service period.
We derive services revenue from the delivery of search and display advertising impressions. We recognize revenue when the related advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ad impressions delivered, or clicks, drives or actions by users on mobile advertisements.
We also derive services revenue from subscriptions to access our mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers or through application stores. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage. Our end users who subscribe to our services through application stores pay us a monthly or annual subscription fee.
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
Cost of revenue
Our cost of revenue consists primarily of the cost of third party royalty based data, such as map, points of interest, or POI, traffic, gas price and weather data, and voice recognition technology that we use in providing our personalized navigation services. Our cost of revenue also includes the cost of third party exchange ad inventory as well as expenses associated with third party hosting services, data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of developed technology.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Foreign currency
The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our net income for each year. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates during the year. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains (losses) were $1.6 million, $(203,000) and$(251,000) in fiscal 2015, 2014 and 2013, respectively. The foreign currency transaction gains of $1.6 million in fiscal 2015 were primarily driven by mark-to-market adjustment of intercompany balances.
Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance, net of tax as of June 30, 2013	$270	$103	$373
Other comprehensive income (loss) before reclassifications, net of tax	51	284	335
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	(132)	(132)
Other comprehensive income (loss), net of tax	51	152	203
Balance, net of tax as of June 30, 2014	$321	$255	$576
Other comprehensive income (loss) before reclassifications, net of tax	(1,698)	(156)	(1,854)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	(262)	(262)
Other comprehensive income (loss), net of tax	(1,698)	(418)	(2,116)
Balance, net of tax as of June 30, 2015	$(1,377)	$(163)	$(1,540)

The amount reclassified from accumulated other comprehensive income (loss), net of tax, was determined using the specific identification method and the amount was included in other income, net, for fiscal 2015 and 2014, respectively.

The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material for fiscal 2015 and 2014.
Cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. We classify all of our cash equivalents and short-term investments as “available-for-sale,” as these investments are free of trading restrictions. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying consolidated balance sheets. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. Our net realized gains were $236,000, $164,000 and $152,000 in fiscal 2015, 2014 and 2013, respectively.

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
Revenue related to products and services provided through Ford Motor Company, or Ford, comprised 61%, 46% and 36% of revenue for fiscal 2015, 2014 and 2013, respectively. Receivables due from Ford were 58% and 47% of total accounts receivable at June 30, 2015 and 2014, respectively. Revenue related to services provided through AT&T Mobility LLC., or AT&T, comprised 15%, 24% and 28% of revenue for fiscal 2015, 2014 and 2013, respectively. Receivables due from AT&T were 14% and 19% of total accounts receivable at June 30, 2015 and 2014, respectively. Revenue related to services provided through Sprint Nextel Corporation, or Sprint, comprised less than 10% of revenue for fiscal 2015 and 2014, and 16% of revenue for fiscal 2013. No other customer represented 10% of our revenue or 10% of our receivables for any period presented.
Our licensed map, POI and traffic data have been provided principally through TomTom North America, Inc., or TomTom, and HERE North America, LLC, a Nokia company, or HERE, in fiscal 2015, 2014 and 2013. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of June 30, 2015 and 2014, we had restricted cash of $4.9 million and $6.0 million, respectively, on our consolidated balance sheets. As of June 30, 2015 and 2014, restricted cash is comprised primarily of an overpayment from a customer that will either be refunded or be applied to future amounts owed to us.
Fair value of financial instruments
The estimated fair market value of financial instruments, including cash, accounts receivable and accounts payable, approximates the carrying values of those instruments due to their relatively short maturities.
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
As of June 30, 2015 and 2014, we did not have any Level 3 financial instruments.

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
Long-term investments
Our long-term investments consist of privately-held investments, and are included in other assets in our consolidated balance sheets. As of June 30, 2015, the carrying value of our total privately-held investments was $2.5 million. Of this

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

amount, a total of $1.8 million are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-method investments are carried at historical cost in our consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-method investments for impairment. We record realized gains or losses on the sale or impairment of cost method investments in other income, net.
In addition to these cost-basis investments, in April 2015, we entered into an agreement to spin off a product line developed by our Shanghai, China team, including certain assets and technology as well as the transfer of seven employees, and we agreed to invest $1.0 million in the form of a convertible note. We are the primary investor; however, we do not have significant influence over the operations of the business. Accordingly, we record the monthly net change in operating results against the carrying value of the convertible note recorded in long-term investments on our consolidated balance sheet. Fiscal 2015 includes three months of operating results for the investee entity. The entity's success is contingent upon its ability to generate revenue and raise additional capital. Based upon the early stage of this company, its lack of success to date in each of these endeavors, and China's recent unfavorable macroeconomic conditions making the raising of additional capital difficult, we recorded an impairment charge of $820,000 to write down the carrying value of the convertible note to zero as of June 30, 2015.
In June 2015, we also entered into an agreement to spin off a product line developed by our Xian, China team, including certain assets and technology as well as the transfer of 12 employees, and we agreed to invest $800,000 in the form of a convertible note. We are the primary investor; however, we do not have significant influence over the operations of the business. Accordingly, we record the monthly net change in operating results against the carrying value of the convertible note recorded in long-term investments on our consolidated balance sheet. Fiscal 2015 includes one month of operating results for the investee entity. The entity's success is contingent upon its ability to generate revenue and raise additional capital. As of June 30, 2015, our investment balance was $744,000.
Including the impairment in the Shanghai, China spin off above, we recorded impairment charges of $1.3 million, $250,000 and $335,000 on certain non-marketable equity investments in fiscal 2015, 2014 and 2013, respectively.
Also included in other income, net in fiscal 2014 is a $795,000 gain from the sale in December 2013 of an investment in a privately-held company.
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
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These tests are based on our operating segment and reporting unit structure. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting units unless we determine, based on a qualitative assessment, that it is more-likely-than-not that the fair value is less than our carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss, if any. In assessing the fair value of our reporting units, we make assumptions regarding our estimated future cash flows, long-term growth rates, timing over which the cash flows will occur and, amongst other factors, the weighted average cost of capital. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record impairment loss related to our goodwill. We have not recognized any impairment of goodwill in the three year period ended June 30, 2015. As of June 30, 2015, we had goodwill of $31.3 million.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Leases
We lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our consolidated balance sheet. The terms of certain lease agreements provide for rental payments on a graduated basis; however, we recognize rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives or contracted sublease income are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier. As of June 30, 2015 and 2014, we had a total of $5.5 million and $7.5 million, respectively, in deferred rent related to tenant improvement lease incentives and graduated rent payments recorded as liabilities on our balance sheets. In addition, as of June 30, 2015 and 2014, we had a total of $2.6 million and $2.7 million, respectively, in accrued facility exit costs relating to our operating lease arrangements. See Note 12 for a discussion of our restructuring actions.

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
Research and software development costs
We expense research and development costs as incurred. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life, which generally ranges from 18 to 24 months depending on the type of application. We capitalized none, none and $948,000 of software development costs during fiscal 2015, 2014 and 2013, respectively. Amortization expense related to these costs, which has been recorded in cost of revenue, totaled $97,000, $1.0 million and $2.1 million for fiscal 2015, 2014 and 2013, respectively. In addition, we wrote off none, none, and $112,000 of capitalized software development costs in fiscal 2015, 2014 and 2013, respectively, due to impairment. As of June 30, 2015 and 2014, unamortized capitalized software development costs, which were included in other assets, were none and $97,000, respectively.
We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $802,000, $943,000 and $1.3 million of software development costs during fiscal 2015, 2014 and 2013, respectively. Development costs expensed to cost of revenue totaled $1.2 million, $922,000 and $4.9 million in fiscal 2015, 2014 and 2013, respectively. As of June 30, 2015 and 2014, deferred capitalized software development costs, which were included primarily in prepaid expenses and other current assets, were $44,000 and $500,000, respectively.
Advertising expense
Advertising costs are expensed as incurred. Advertising expense was $1.1 million, $2.0 million and $3.1 million in fiscal 2015, 2014 and 2013, respectively.
Recent accounting pronouncements

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

In June 2013, the Financial Accounting Standards Board, or FASB, ratified Emerging Issues Task Force, or EITF, Issue 13-C, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the tax law.  We adopted this amendment in the first quarter of fiscal 2015, and the adoption did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard will be effective for us in the first quarter of our fiscal year ending June 30, 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In February 2015, the FASB, issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.

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

The following table presents the calculation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2015	2014	2013
Income (loss) from continuing operations, net of tax	$(23,063)	$(29,524)	$5,581
Income from discontinued operations, net of tax	—	—	7,486
Net income (loss)	$(23,063)	$(29,524)	$13,067

Shares used in computing income (loss) per share:
Basic:
Weighted average shares used in computing basic income (loss) per share	39,991	38,796	40,310
Diluted:
Weighted average shares used in computing basic income (loss) per share	39,991	38,796	40,310
Add weighted average effect of dilutive securities:
Stock options	—	—	1,517
Restricted common stock and restricted stock units	—	—	92
Weighted average shares used in computing diluted income (loss) per share	39,991	38,796	41,919

Net income (loss) per share:
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.58)	$(0.76)	$0.14
Income from discontinued operations	—	—	0.18
Net income (loss)	$(0.58)	$(0.76)	$0.32
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.58)	$(0.76)	$0.13
Income from discontinued operations	—	—	0.18
Net income (loss)	$(0.58)	$(0.76)	$0.31

The following outstanding shares subject to options, restricted common stock and restricted stock units were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Stock options	4,781	5,697	4,876
Restricted common stock and restricted stock units	4,290	4,791	406
Total	9,071	10,488	5,282

3.	Cash, cash equivalents and short-term investments
Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$10,806	$—	$—	$10,806
Cash equivalents:
Money market mutual funds	7,915	—	—	7,915
Total cash equivalents	7,915	—	—	7,915
Total cash and cash equivalents	18,721	—	—	18,721
Short-term securities:
Asset-backed securities	16,977	9	(3)	16,983
Municipal securities	10,018	8	(9)	10,017
Commercial paper	1,996	2	—	1,998
Agency bonds	7,642	6	(2)	7,646
Corporate bonds	64,587	39	(75)	64,551
Total short-term investments	101,220	64	(89)	101,195
Cash, cash equivalents and short-term investments	$119,941	$64	$(89)	$119,916

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2014 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$12,912	$—	$—	$12,912
Cash equivalents:
Money market mutual funds	622	—	—	622
Commercial paper	1,000			1,000
Total cash equivalents	1,622	—	—	1,622
Total cash and cash equivalents	14,534	—	—	14,534
Short-term investments:
Municipal securities	96,522	330	(4)	96,848
Commercial paper	997	2	—	999
Corporate bonds	24,402	68	(2)	24,468
Total short-term investments	121,921	400	(6)	122,315
Cash, cash equivalents and short-term investments	$136,455	$400	$(6)	$136,849

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of June 30, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$42,531	$42,524
Due between one and two years	41,185	41,171
Due after two years	17,504	17,500
Total	$101,220	$101,195

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of June 30, 2015 and 2014, we did not consider any of our investments to be other-than-temporarily impaired.

4.	Fair value of financial instruments
We measure certain financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at June 30, 2015 (in thousands):

	Fair Value Measurements at June 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$7,915	$7,915	$—	$—
Total cash equivalents	7,915	7,915	—	—
Short-term investments:
Asset-backed securities	16,983	—	16,983	—
Municipal securities	10,017	—	10,017	—
Commercial paper	1,998	—	1,998	—
Agency bonds	7,646	—	7,646	—
Corporate bonds	64,551	—	64,551	—
Total short-term investments	101,195	—	101,195	—
Cash equivalents and short-term investments	$109,110	$7,915	$101,195	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2014 (in thousands):

	Fair Value Measurements at June 30, 2014 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$622	$622	$—	$—
Commercial paper	1,000	—	1,000	—
Total cash equivalents	1,622	622	1,000	—
Short-term investments:
Municipal securities	96,848	—	96,848	—
Commercial paper	999	—	999	—
Corporate bonds	24,468	—	24,468	—
Total short-term investments	122,315	—	122,315	—
Cash equivalents and short-term investments	$123,937	$622	$123,315	$—
Accretion of premium, net of discounts, on short-term investments totaled $1.3 million and $3.5 million in fiscal 2015 and 2014, respectively.
Where applicable, we use quoted prices in active markets for identical assets to determine fair value short-term investments. If quoted prices in active markets for identical assets are not available to determine fair value, we use quoted prices for similar assets and liabilities or inputs that are observable either directly or indirectly. If quoted prices for identical or similar assets are not available, we use third-party valuations utilizing underlying assets assumptions.

There were no transfers between Level 1 and Level 2 financial instruments in the fiscal 2015 and 2014, respectively.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2015 or 2014.
5. Balance sheet information
Property and equipment, net
Property and equipment consist of the following (in thousands):

	June 30,
	2015	2014
Computers and equipment	$14,166	$16,773
Computer software	2,393	2,118
Furniture and fixtures	2,459	2,510
Automobiles	488	566
Leasehold improvements	8,245	8,288
	27,751	30,255
Less accumulated depreciation and amortization	(20,625)	(21,441)
Property and equipment, net	$7,126	$8,814

Depreciation and amortization expense related to property and equipment was $2.8 million, $4.0 million and $5.6 million for fiscal 2015, 2014 and 2013, respectively.

Goodwill and intangible assets, net

Intangible assets consist of the following (in thousands):

	June 30,
	2015	2014
Acquired developed technology	$13,875	$13,902
Less accumulated amortization	(7,675)	(4,497)
Intangible assets, net	$6,200	$9,405

Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $3.2 million, $2.6 million and $1.6 million for fiscal 2015, 2014 and 2013, respectively.

As of June 30, 2015, amortization expense for intangible assets by fiscal year is as follows: $1.5 million in fiscal 2016, $1.0 million in fiscal 2017, $1.0 million in fiscal 2018, $1.0 million in fiscal 2019, $1.0 million in fiscal 2020 and $0.7 million thereafter.

Goodwill by reportable segment and activity for fiscal 2015 and 2014 was as follows (in thousands):

	June 30, 2013	Acquisitions	June 30, 2014	Acquisitions	June 30, 2015
Automotive	$—	$14,320	$14,320	$—	$14,320
Advertising	14,343	—	14,343	—	14,343
Mobile Navigation	78	2,587	2,665	—	2,665
Goodwill	$14,421	$16,907	$31,328	$—	$31,328

Goodwill impairment

Commencing July 1, 2014, we began to report results in three business segments. As of July 1, 2014, goodwill and intangible assets were allocated to the new reporting unit structure based on specific identification method, and any residual balances were allocated based on relative fair values of the related reporting units. We also tested goodwill for impairment as of July 1, 2014 and did not recognize any impairment.

We tested goodwill for impairment on April 1, 2015 at the reporting unit level using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. The fair value of the automotive and advertising reporting units was estimated using the discounted cash flow approach. The estimated fair value of our mobile navigation reporting unit was determined using a combined discounted cash flow and market multiple approach with equal weighting given to the two approaches. The market multiple approach utilized revenue multiples from guideline public companies operating in similar industries. The revenue multiples were applied to the projected financial information of the mobile navigation reporting unit to determine its fair value. We applied our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2015, the estimated fair value of our mobile navigation business exceeded its carrying value by 22%.

Other accrued expenses

Other accrued expenses consist of the following (in thousands):

	June 30,
	2015	2014
Overpayments from customers	$4,976	$6,508
Other	5,942	5,835
Other accrued expenses	$10,918	$12,343
The overpayment from customers will either be refunded or be applied to future amounts owed to us.
6. Commitments and contingencies
Our primary facilities located in Sunnyvale and Culver City, California, Shanghai and Xi’an, China, and Cluj, Romania, as well as certain other facilities in various locations in the United States, Germany and Brazil, are leased under noncancelable operating lease arrangements. As of June 30, 2015, future minimum operating lease payments, net of sublease income, by fiscal year were as follows (in thousands):

Fiscal Year:
2016	$6,508
2017	4,665
2018	4,916
2019	5,410
2020	2,265
Total minimum lease payments	$23,764
As of June 30, 2015, the total minimum sublease income to be received in the next three years was $3.5 million, which is comprised of $1.4 million to be received in fiscal 2016, $1.4 million to be received in fiscal 2017 and $659,000 to be received in fiscal 2018.
Rent expense was $3.8 million, $4.1 million and $4.8 million for fiscal 2015, 2014 and 2013, respectively. Facility exit costs included in restructuring costs in fiscal 2015, 2014 and 2013 were $1.2 million, $2.0 million and $124,000, respectively.
Purchase obligations
As of June 30, 2015, in addition to our lease obligations, we had an aggregate of $2.1 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next two fiscal years. The aggregate of $2.1 million of future minimum commitments is comprised of $1.8 million due in fiscal 2016 and $277,000 due in fiscal 2017. The above commitment amounts exclude amounts already recorded on the consolidated balance sheet.

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
On April 30, 2010, Traffic Information, LLC, or Traffic Information, filed a patent infringement lawsuit against us in the U.S. District Court for the Eastern District of Texas, seeking monetary damages, fees and expenses, and other relief. The patent at issue was subject to reexamination by the U.S. Patent and Trademark Office or PTO, and the reexamined claims were found invalid. Plaintiff appealed this finding and on May 30, 2013, the Patent Trial and Appeal Board, or PTAB, confirmed the invalidity of these claims. Plaintiff filed a request for reconsideration of this decision with the PTAB, which was denied on January 13, 2014. Traffic Information filed an appeal with the U.S. Appeals Court for the Federal Circuit, and on January 20, 2015, the court affirmed the PTO's finding of invalidity. On April 28, 2015, Traffic Information filed a dismissal of all claims against us. On May 6, 2015, the District Court entered the dismissal.
On February 6, 2015, Location Services IP, LLC filed a complaint against AT&T, Inc. and Telenav, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that the AT&T Navigator, Telenav GPS Plus, and Telenav Scout Mobile applications infringe 4 U.S. patents. On April 16, 2015, Location Services IP LLC dismissed all claims against AT&T, Inc. and Telenav, Inc. and filed a new complaint against AT&T Mobility, AT&T Services, Inc. and Telenav, Inc. in the same court, alleging that the AT&T Navigator, Telenav GPS Plus, Telenav GPS Navigator, and Telenav Scout Mobile applications as well as AT&T Store Locator and the myAT&T Mobile Application infringe the same 4 U.S. patents. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief. AT&T has requested that we defend and indemnify them in this matter as it relates to the AT&T Navigator product and we have agreed to do so. Due to the preliminary status of the lawsuit and uncertainties related to litigation, we are unable to evaluate the likelihood of either a favorable or unfavorable outcome. We believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this complaint on our financial condition, results of operations or cash flows.

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

8. Stockholders’ equity
Undesignated preferred stock
We are authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. The undesignated preferred stock may be issued from time to time at the discretion of our board of directors. As of June 30, 2015 and 2014, no shares of undesignated preferred stock were issued or outstanding.

Common stock
We are authorized to issue 600,000,000 shares of $0.001 par value stock. The holders of each share of common stock have the right to one vote.
Stock repurchase program
On October 23, 2012, March 18, 2013 and August 28, 2014, our board of directors authorized repurchase programs for the repurchase of up to $20.0 million, $10.0 million and $10.0 million, respectively, of our shares of common stock through open market purchases.
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

Under the current repurchase program, which expires in September 2015, we utilized $3.8 million of cash to repurchase 497,314 shares of our common stock at an average purchase price of $7.60 per share during fiscal 2015. As of June 30, 2015, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $6.2 million.
The repurchased shares are retired and designated as authorized but unissued shares. The timing and amount of repurchase transactions under our stock repurchase programs depends on market conditions and other considerations. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during fiscal 2015, we reduced common stock and APIC by an aggregate of $1.6 million and charged $2.2 million to retained earnings. As a result of our stock repurchases during fiscal 2014, we reduced common stock and APIC by an aggregate of $4.1 million and charged $3.8 million to retained earnings. As a result of our stock repurchases during fiscal 2013, we reduced common stock and APIC by an aggregate of $11.8 million and charged $14.5 million to retained earnings.
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
The information below regarding stock option and RSU activity, stock options and RSUs outstanding and stock compensation expense includes both continuing and discontinued operations.

A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of June 30, 2014	5,697	$5.59
Granted	587	5.65
Exercised	(890)	4.96
Canceled	(613)	8.01
Options outstanding as of June 30, 2015	4,781	$5.40	4.58	$13,960
As of June 30, 2015:
Options vested and expected to vest	4,620	$5.34	4.52	$13,757
Options exercisable	3,709	$5.02	4.00	$12,450
During fiscal 2015, 2014 and 2013, the total cash received from the exercise of stock options was $4.4 million, $896,000 and $2.8 million, respectively, and the total intrinsic value of stock options exercised was $2.4 million, $467,000 and $5.0 million, respectively.
A summary of our RSU activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted average remaining contractual life (years)	Aggregate intrinsic value
RSUs outstanding as of June 30, 2014	4,710
Granted	1,891
Vested	(1,094)
Canceled	(1,217)
RSUs outstanding as of June 30, 2015	4,290	1.51	$34,536
As of June 30, 2015:
RSUs expected to vest	3,615	1.39	$29,097

Canceled shares in the table above include approximately 409,000 shares surrendered for tax withholdings related to net share settlements of vested RSUs.

Performance-based RSUs

On May 5, 2015, our board of directors approved the 2015 Performance Share Program, or 2015 Program, including the award calculation methodology, under the terms of our 2009 Equity Incentive Plan. Under the 2015 Program, RSUs and/or cash bonuses may be earned based on the achievement of specified performance conditions measured over periods ranging from approximately 15 to 21 months. Participants in the 2015 Program generally have the ability to receive 0% to 100% of the target number of restricted stock units or cash bonus originally granted. The expense associated with performance-based RSU grants is recorded when the performance condition is determined to be probable. Fully vested restricted stock units and or cash bonuses will be awarded upon management’s certification of the level of achievement.
As of June 30, 2015, we had granted 106,000 RSUs under the 2015 Program and no RSUs had been earned or canceled. At June 30, 2015, based upon our closing stock price the total unrecognized stock-based compensation cost related to RSUs issued in connection with the 2015 program was $853,000.

A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2013	852
Additional shares authorized pursuant to annual increase provisions of 2009 Equity Incentive Plan	1,574
Additional shares authorized outside of plans in connection with acquisition of skobbler	635
Granted	(3,923)
RSUs withheld for taxes in net share settlements	270
Canceled	1,197
Shares available for grant as of June 30, 2014	605
Additional shares authorized pursuant to annual increase provisions of 2009 Equity Incentive Plan	1,578
Granted	(2,478)
RSUs withheld for taxes in net share settlements	409
Canceled	1,833
Shares available for grant as of June 30, 2015	1,947

The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Cost of revenue	$98	$100	$149
Research and development	5,275	4,490	3,509
Selling and marketing	2,943	3,306	2,290
General and administrative	3,112	3,639	2,699
Total stock-based compensation expense	$11,428	$11,535	$8,647
The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Stock option awards	$2,071	$3,930	$5,837
RSU awards	8,851	5,781	1,491
Restricted common stock	506	1,824	1,319
Total stock-based compensation expense	$11,428	$11,535	$8,647
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

	Fiscal Year Ended June 30,
	2015	2014	2013
Expected volatility	54%	62%	72%
Expected term (in years)	4.38	4.45	4.79
Risk-free interest rate	1.60%	1.44%	0.67%
Dividend yield	—	—	—

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
At June 30, 2015, the total unrecognized stock-based compensation cost related to employee options was $1.8 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.2 years. The total fair value of stock options that vested during fiscal 2015, 2014 and 2013 was $1.8 million, $4.1 million and $4.9 million, respectively. At June 30, 2015, the total unrecognized stock-based compensation cost related to RSUs was $17.9 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.5 years. The total fair value of RSUs that vested during fiscal 2015, 2014 and 2013 was $8.2 million, $4.1 million and $298,000, respectively.
Shares reserved for future issuance
Common stock reserved for future issuance as of June 30, 2015 was as follows (in thousands):

Stock options outstanding	4,781
RSUs outstanding	4,290
Available for future grants	1,947
Total common shares reserved for future issuance	11,018

9.	Income taxes
The domestic and foreign components of income (loss) before provision (benefit) for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
United States	$(37,583)	$(34,549)	$4,724
Foreign	1,514	1,010	1,950
Income (loss) from continuing operations	(36,069)	(33,539)	6,674
Income from discontinued operations	—	—	11,712
Total income (loss) before provision (benefit) for income taxes	$(36,069)	$(33,539)	$18,386

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Current income taxes:
Federal	$(10,214)	$(7,506)	$2,823
State	(3,674)	(397)	176
Foreign	219	555	487
Total current income taxes	(13,669)	(7,348)	3,486
Deferred income taxes:
Federal	1,334	3,205	(2,315)
State	—	128	(78)
Foreign	(671)	—	—
Total deferred income taxes	663	3,333	(2,393)
Provision (benefit) for income taxes from continuing operations	(13,006)	(4,015)	1,093
Provision for income taxes from discontinued operations	—	—	4,226
Total provision (benefit) for income taxes	$(13,006)	$(4,015)	$5,319
The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Tax at federal statutory tax rate	$(12,624)	$(11,738)	$6,435
State taxes—net of federal benefit	(893)	(269)	146
Non-deductible expenses	68	495	522
Research and development credits	(2,678)	(983)	(1,200)
Section 199 deduction	(907)	425	(561)
Foreign income taxed at different rates	(276)	(119)	(195)
Stock-based compensation expense	1,011	1,368	1,291
Transfer pricing adjustment	—	—	(1,002)
Tax exempt income	(844)	(265)	(364)
Change in valuation allowance - federal	6,138	6,959	—
Change in tax accounting method	(1,121)	—	—
FIN 48 release	(827)	—	—
Other	(53)	112	247
Total provision (benefit) for income taxes	$(13,006)	$(4,015)	$5,319

Our benefit for income taxes, excluding discontinued operations, was $13.0 million in fiscal 2015 compared to $4.0 million in fiscal 2014. Our effective tax rate, excluding discontinued operations, was 36% in fiscal 2015 compared to 12% in fiscal 2014. Our effective tax rate in fiscal 2015 was attributable primarily to tax benefits recorded from the refund of $5.4 million resulting from the carryback of fiscal 2015 losses, of which $1.3 million was recognized in fiscal 2014; the recognition of a state income tax refund of $3.0 million and a refund of $1.1 million from a change in tax accounting method, both related to prior years and received in fiscal 2015; and the reversal of tax reserves of $4.2 million due to loss carryback, expiration of the statute of limitations, and settlement of our California audit. Our effective tax rate in fiscal 2014 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to the increase in the valuation allowance which resulted in additional federal tax expense of $7.0 million. Our provision for income taxes was $1.1 million in fiscal 2013. Our effective tax rate, excluding discontinued operations, was 16% in fiscal 2013.

We received a $3.0 million income tax refund in January 2015 from the state of California as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010. We amended our fiscal 2009 and 2010 returns due to a favorable tax ruling we received with respect to an alternative apportionment method. The state refund was not previously recognized due to uncertainties with respect to the interpretation of the tax ruling, the outcome of the audit of the amended returns, and the method in which the overpayment would ultimately be settled.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	June 30,
	2015	2014
Deferred tax assets:
Federal, state and foreign net operating losses	$5,003	$4,324
Federal and state tax credits	5,530	2,327
Stock-based compensation	4,570	3,867
Accrued expenses and reserves	5,331	5,826
Foreign tax credits	—	320
Capitalized expense	333	413
Unrealized losses on investments	306	54
Acquired intangible assets	233	—
Total deferred tax assets:	21,306	17,131
Deferred tax liabilities:
Property and equipment	(1,321)	(1,808)
Capitalized software	(1,150)	(284)
Acquired intangible assets	—	(736)
Unrealized gains on investments	(393)	—
Total deferred tax liabilities:	(2,864)	(2,828)
Deferred tax assets, net of liabilities:	18,442	14,303
Valuation allowance - worldwide	(17,672)	(12,969)
Net deferred tax assets:	$770	$1,334

All available evidence, both positive and negative, was considered to determine whether, based upon the weight of the evidence, a valuation allowance for deferred tax assets is needed. In fiscal 2015, we released the valuation allowance of $0.8 million on deferred tax assets, net of liabilities, in Germany due to cumulative net income, expectation of continued profits, and continued growth and sustainability of the European business.

In fiscal 2015, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings and losses, the timing of which is uncertain. Due to losses in fiscal 2014 and 2015, and expected losses in fiscal 2016 and potentially future years in the U.S., we maintained a full valuation allowance on deferred tax assets in the U.S. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets in China, Brazil and the United Kingdom. Our valuation allowance increased from the prior year by approximately $4.7 million, $10.1 million, and $699,000 in fiscal 2015, 2014 and 2013, respectively.
We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. liability may be reduced by any foreign income taxes paid on these earnings. As of June 30, 2015, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $4.1 million. The net unrecognized deferred tax liability for these earnings was approximately $560,000.
As of June 30, 2015, we had federal and California net operating loss carryforwards for income tax purposes of $7.5 million and $10.9 million, respectively. These loss carryforwards will begin to expire in fiscal 2020 for federal purposes and fiscal 2016 for California purposes. In addition, we had federal and California research and development tax credit carryforwards of $3.1 million and $5.6 million, respectively, as of June 30, 2015. The federal research credits will begin to expire in fiscal 2023 and the California research credits can be carried forward indefinitely. The loss carryforwards and certain credits are subject to annual limitation under Internal Revenue Code Section 382.

As of June 30, 2015, we also had foreign net operating loss carryforwards of $8.5 million, which begin to expire in fiscal 2019. Due to uncertainty regarding our ability to utilize the foreign net operating loss carryforwards in certain jurisdictions, we have placed a valuation allowance of $913,000 on these deferred tax assets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Unrecognized tax benefit—beginning of period	$6,931	$6,340	$4,431
Increase in tax positions taken during the current period	562	623	2,157
Increase in tax positions taken during the prior period	170	555	219
Decrease in tax positions taken during the prior period	—	(261)	(467)
Decrease in tax positions due to settlements	(600)	—	—
Lapse of statute of limitations	(949)	(326)	—
Unrecognized tax benefit—end of period	$6,114	$6,931	$6,340
At June 30, 2015, 2014 and 2013, there were $1.7 million, $5.5 million and $4.8 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
We file income tax returns in the U.S. federal jurisdiction, California, various states, and foreign tax jurisdictions in which we have subsidiaries. During fiscal 2012, the IRS concluded its audit of our fiscal 2009 through fiscal 2010 tax returns, which resulted in no adjustments having a material impact on our financial statements. The statute of limitations remains open for fiscal 2012 through fiscal 2014 in the U.S., for fiscal 2011 through fiscal 2014 in state jurisdictions, and for fiscal 2010 through 2014 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
We believe it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2015 could decrease (whether by payment, release, or a combination of both) by approximately $1.3 million in the next 12 months. We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. During fiscal 2015, 2014 and 2013, we recognized approximately $134,000, $278,000 and $159,000 in interest and penalties. We had accrued $493,000 and $603,000 for the payment of interest and penalties at June 30, 2015 and 2014, respectively.

On December 31, 2014, the research and development credit expired for federal tax purposes. The Tax Increase Prevention Act of 2014 extended the research and development credit for one year until December 31, 2014. Although the research and development credit has been extended every year since enactment, a tax benefit cannot be recorded for the expired period until an extension has been passed and signed by the President. If and when an extension is passed and signed with retroactive effect, a retroactive tax benefit will be recorded in the period the extension is passed and signed. We have recorded a tax benefit for the federal research and development credit through December 31, 2014.
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

We determined the fair value of developed technology to be $5.1 million, which is being amortized using the straight-line method over the estimated life of three years. Developed technology is included in goodwill and intangible assets, net of amortization on the consolidated balance sheet. Goodwill of $14.3 million was recorded as the excess of the fair value of the purchase consideration over the fair value of the net assets acquired. This asset is attributed to buyer-specific value resulting from synergies that are not included in the fair value of tangible and identified intangible assets. No goodwill was deemed to be deductible for income tax purposes.
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
We entered into an asset purchase agreement with FleetCor on March 12, 2013, which was amended and restated on April 16, 2013. The amended and restated asset purchase agreement, or the Agreement, included customary representations, warranties and covenants, including a license permitting FleetCor to utilize certain of our intellectual property. Upon closing, $1.3 million of the purchase price was held back by FleetCor and was maintained for a period of twelve months to satisfy any amounts owed by us to FleetCor pursuant to our obligations under the Agreement, including indemnification provisions. As of June 30, 2013, $1.3 million was recorded in prepaid expenses and other current assets in our balance sheet. We received payment of the $1.3 million in May 2014.
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
12. Restructuring costs

In the fourth quarter of fiscal 2014, in order to further align our resources and consolidate facilities, we initiated a restructuring plan consisting of the elimination of 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. Earlier in fiscal 2014, we commenced our consolidation of our Sunnyvale, California headquarters facilities from two buildings into one, and during the fourth quarter we closed our Boston, Massachusetts office. As a result, we recorded restructuring charges of $2.0 million related to the impairment of the facility leases. Restructuring expenses of $1.2 million incurred in fiscal 2015 were associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities in fiscal 2014. In the fourth quarter of fiscal 2013, in order to better align and focus our resources around our strategic growth areas, we initiated a restructuring plan consisting of the elimination of 83 full-time positions in the U.S. and China and we recorded restructuring charges of $1.5 million related to severance and benefits for the positions eliminated. In addition, we consolidated our Shanghai office facilities and recorded restructuring charges of $124,000 related to the forfeiture of our lease deposit. We also recorded restructuring charges of $99,000 related to the write-off of certain assets that were no longer useful to us based upon the changes in our business. Total restructuring charges related to this plan were $1.7 million.
The activity related to the restructuring liabilities established during fiscal 2014 and 2015 is presented in the following table (in thousands):

	Severance and Benefits	Facility Exit Costs and Asset Impairment	Total
Balance at June 30, 2013	$617	$224	$841
Restructuring expenses	2,454	1,958	4,412
Cash payments	(945)	(729)	(1,674)
Other	—	1,290	1,290
Balance at June 30, 2014	$2,126	$2,743	$4,869
Restructuring expenses	—	1,150	1,150
Cash payments	(2,123)	(1,640)	(3,763)
Other	(3)	391	388
Balance at June 30, 2015	$—	$2,644	$2,644
Of the $2.6 million in total restructuring liabilities, $1.2 million was recorded in other accrued expenses and $1.4 million was recorded in other long-term liabilities on our consolidated balance sheet as of June 30, 2015.

13. Industry segment and geographic information
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Our CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.

Commencing July 1, 2014, we began to report results in three business segments:

Automotive - Our automotive segment provides our map and navigation platform to auto manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our automotive solutions are typically a self-contained solution including software and related services and content within the car, or on-board, and are often enhanced through connection to data services for additional real time capabilities such as maps, POI, or traffic. We also provide a mobile phone-based navigation solution utilizing wireless connectivity, or brought-in, that allows OEMs to project the phone’s screen to an in-car display unit.

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

Prior to July 1, 2014, we operated in a single segment: location-based platform services. We have conformed our single segment results for fiscal 2014 and 2013 to the current period presentation for comparative purposes.

Our segment results were as follows (dollars in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Revenue
Automotive	$103,100	$75,153	$71,476
Advertising	17,941	11,699	3,935
Mobile Navigation	39,198	63,461	116,389
Total revenue	160,239	150,313	191,800
Cost of revenue
Automotive	56,319	37,135	38,247
Advertising	11,710	7,012	2,506
Mobile Navigation	10,755	16,694	28,360
Total cost of revenue	78,784	60,841	69,113
Gross profit
Automotive	46,781	38,018	33,229
Advertising	6,231	4,687	1,429
Mobile Navigation	28,443	46,767	88,029
Total gross profit	$81,455	$89,472	$122,687
Gross margin
Automotive	45%	51%	46%
Advertising	35%	40%	36%
Mobile Navigation	73%	74%	76%
Total gross margin	51%	60%	64%
Revenue by geographic region is based on the billing address of our customers. The following table sets forth revenue and property and equipment by geographic region (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Revenue
United States	$153,371	$141,135	$177,390
International	6,868	9,178	14,410
Total revenue	$160,239	$150,313	$191,800

		June 30,
Property and equipment, net		2015	2014
United States		$6,319	$8,128
International		807	686
Total property and equipment, net		$7,126	$8,814

14. Employee savings and retirement plan
We sponsor a defined contribution plan under Internal Revenue Code Section 401(k), or the 401(k) Plan. Most of our U.S. employees are eligible to participate following the start of their employment. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. We pay the direct expenses of the 401(k) Plan and beginning in July 2006, we began to match employee contributions up to 4% of an employee’s salary. Contributions made by us are subject to certain vesting provisions. We made matching contributions and recorded expense of $1.3 million, $1.6 million and $1.3 million for fiscal 2015, 2014 and 2013, respectively.

15. Quarterly financial data (unaudited)
Summarized quarterly financial information for fiscal 2015 and 2014 is as follows (in thousands, except per share data):

	Three Months Ended
Consolidated statements of operations data (in thousands)	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015
	(unaudited)
Revenue	$44,296	$37,161	$34,471	$34,385	$34,987	$39,780	$42,286	$43,186
Gross profit	28,247	21,987	20,232	19,006	19,027	20,247	21,447	20,734
Net income (loss)	$9	$(3,997)	$(7,555)	$(17,981)	$(7,937)	$(2,723)	$(4,767)	$(7,636)
Net income (loss) per share:
Basic	$0.00	$(0.10)	$(0.19)	$(0.46)	$(0.20)	$(0.07)	$(0.12)	$(0.19)
Diluted	$0.00	$(0.10)	$(0.19)	$(0.46)	$(0.20)	$(0.07)	$(0.12)	$(0.19)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Beginning Balance	Chargeback Additions	Chargeback Reductions	Ending Balance
Trade Receivable Allowances:
Year Ended June 30, 2013	$314	$2,935	$(3,008)	$241
Year Ended June 30, 2014	$241	$1,812	$(1,847)	$206
Year Ended June 30, 2015	$206	$1,079	$(1,074)	$211

	Beginning Balance	Additions	Reductions	Ending Balance
Valuation Allowance for Deferred Tax Assets:
Year Ended June 30, 2013	$1,390	$1,998	$(475)	$2,913
Year Ended June 30, 2014	$2,913	$10,059	$(3)	$12,969
Year Ended June 30, 2015	$12,969	$6,356	$(1,653)	$17,672

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Amended and Restated Asset Purchase Agreement, dated April 16, 2013, by and between Telenav, Inc. and FleetCor Technologies Operating Company, LLC.	10-Q	2.1	5/8/2013
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2009
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan, as amended.	8-K	10.4.1	12/3/2012
10.4.1#	Forms of agreement under the 2009 Equity Incentive Plan.	S-1	10.4	10/30/2009
10.5#	Employment Agreement, dated as of April 20, 2006, between TeleNav, Inc. and Douglas Miller.	S-1	10.5	10/30/2009
10.5.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Douglas Miller.	S-1	10.5.1	10/30/2009
10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/2009
10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/2009
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.10#	Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10	10/30/2009
10.10.1#	Amendment dated July 8, 2009 to the Severance Agreement and General Release, dated as of January 29, 2009, between TeleNav, Inc. and William Bettencourt.	S-1	10.10.1	10/30/2009
10.11	Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.11.1	First Amendment dated October 27, 2006 to the Industrial/R&D Lease, dated as of October 9, 2006, by and between TeleNav, Inc. and Roeder Family Trust B.	S-1	10.11.1	10/30/2009
10.12	Shanghai Real Estate Lease Agreement, dated as of April 28, 2009, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	S-1/A	10.12	12/8/2009
10.13†	Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13	2/2/2010
10.13.1†	Amendment No. 1 effective as of July 1, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.1	2/2/2010
10.13.2†	Amendment No. 2 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.2	1/5/2010
10.13.3†	Addendum effective as of March 12, 2010 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, by and between TeleNav, Inc. and Sprint United Management Company.	S-1/A	10.13.3	4/26/2010
10.13.4†	Amendment No. 3 effective as of December 16, 2009 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of September 1, 2010.	10-Q	10.13.4	11/15/2010
10.13.5†	Amendment No. 4 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of March 29, 2012.	10-K	10.13.5	9/7/2012
10.13.6†	Amendment No. 5 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between TeleNav, Inc. and Sprint United Management Company, effective as of July 1, 2012.	10-K	10.13.6	9/7/2012
10.13.7†	Amendment No. 6 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of January 18, 2013.	10-K	10.13.7	8/30/2013
10.13.8†	Amendment No. 7 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 8, 2013.	10-K	10.13.8	8/30/2013
10.13.9†	Amendment No. 8 to the Sprint Master Application and Services Agreement, dated as of January 30, 2009, as amended, by and between Telenav, Inc. and Sprint United Management Company, effective as of April 15, 2013.	10-K	10.13.9	8/30/2013
10.14†	License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14	2/2/2010
10.14.1†	First Amendment effective as of November 13, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.1	10/30/2009
10.14.2†	Second Amendment effective as of November 20, 2008 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.2	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.14.3†	Fourth Amendment effective as of June 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.3	10/30/2009
10.14.4†	Sixth Amendment effective as of October 13, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1	10.14.4	10/30/2009
10.14.5†	Seventh Amendment effective as of October 27, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.5	12/8/2009
10.14.6†	Eighth Amendment effective as of November 16, 2009 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	S-1/A	10.14.6	1/5/2010
10.14.7†	Ninth Amendment effective as of April 13, 2010 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.7	9/24/2010
10.14.8†	Tenth Amendment effective as of January 18, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-Q	10.14.8	5/10/2011
10.14.9†	Eleventh Amendment effective as of December 6, 2011 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.9	8/30/2013
10.14.10†	Twelfth Amendment effective as of June 17, 2013 to the License and Service Agreement, dated as of March 19, 2008, by and between TeleNav, Inc. and AT&T Mobility LLC.	10-K	10.14.10	8/30/2013
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3†	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4†	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5†	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012
10.15.6†	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.23†	Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.23	11/8/2013
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014
10.16.25†	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26†	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27†	Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-K	10.16.27	8/22/2014
10.16.28†	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	10-K	10.16.28	8/22/2014
10.16.29†	Amended and Restated Territory License No. 8, dated August 18, 2014, by and between Telenav, Inc., HERE North America, LLC (f/k/a NAVTEQ North America, LLC), and Here Europe B.V. (f/k/a NAVTEQ Europe B.V.)	10-Q	10.16.29	11/6/2014
10.16.30†	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	10-Q	10.16.30	2/5/2015
10.16.31+	Territory License No. 11, dated April 3, 2015 by and between HERE North America, LLC, HERE Europe B.V., and Telenav, Inc.	Filed herewith
10.17#	Employment Offer Letter executed on June 28, 2010 from TeleNav, Inc. to Dariusz Paczuski.	10-K	10.17	9/24/2010
10.18#	First Year Executive Employment Agreement dated June 28, 2010 by and between TeleNav, Inc. and Dariusz Paczuski.	10-K	10.18	9/24/2010
10.19+	Office Lease, dated as of June 28, 2011 and executed on June 30, 2011, by and between TeleNav, Inc. and CA-Sunnyvale Business Center Limited Partnership.	10-K	10.19	9/9/2011
10.20#	Employment Offer Letter dated August 10, 2011 from TeleNav, Inc. to Marc Aronson.	10-Q	10.20	11/7/2011
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23.1	2/6/2014
10.24	Consulting Agreement effective June 16, 2012 between TeleNav, Inc. and Douglas Miller.	10-K	10.24	9/7/2012
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26†	SYNC Generation 2 On-Board Navigation Agreement, dated October 12, 2009, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1†	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2†	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3†	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4†	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012
10.26.5†	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6†	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7†	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012
10.26.8†	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9†	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11†	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.11	8/30/2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.12†	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.12	8/30/2013
10.26.13†	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.13	8/30/2013
10.26.14†	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.14	11/8/2013
10.26.15†	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.15	2/6/2014
10.26.16†	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014
10.26.17†	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.17	5/7/2015
10.27	Consulting Agreement effective August 29, 2012 between TeleNav, Inc. and Marc Aronson.	10-K	10.27	9/7/2012
10.28#	Summary of Nonemployee Director Compensation.	8-K	10.28	12/3/2012
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
10.30#	Employment Offer Letter dated April 8, 2014 from Telenav, Inc. to Vincent Uttley	10-K	10.30	8/22/2014
10.31#	Vincent Uttley Employment Agreement dated April 11, 2014 by and between Telenav, Inc. and Vincent Uttley	10-K	10.31	8/22/2014
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan	10-Q	10.32	2/5/2015
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan	10-Q	10.33	2/5/2015
10.34#	Separation Agreement, dated November 18, 2014, by and between Telenav, Inc. and Vincent Nakayama	10-Q	10.34	2/5/2015
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm - Ernst & Young LLP	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.

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

