Form 10-Q
period 2015-09-30
Telenav, Inc.
filed 2015-11-09
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2015

or

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
As of September 30, 2015, there were approximately 40,856,701 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2015	June 30, 2015*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,981	$18,721
Short-term investments	99,763	101,195
Accounts receivable, net of allowances of $189 and $211 at September 30, 2015 and June 30, 2015, respectively	38,353	36,493
Deferred income taxes, net	328	327
Restricted cash	4,779	4,878
Income taxes receivable	5,472	6,080
Prepaid expenses and other current assets	5,002	4,288
Total current assets	165,678	171,982
Property and equipment, net	6,803	7,126
Deferred income taxes, non-current	689	443
Goodwill and intangible assets, net	36,820	37,528
Other assets	8,118	6,843
Total assets	$218,108	$223,922
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$740	$830
Accrued compensation	6,966	9,628
Accrued royalties	12,759	9,358
Other accrued expenses	10,314	10,918
Deferred revenue	3,032	2,109
Income taxes payable	751	724
Total current liabilities	34,562	33,567
Deferred rent, non-current	4,577	4,858
Deferred revenue, non-current	7,637	4,719
Other long-term liabilities	4,763	4,595
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 40,857 and 40,537 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	41	41
Additional paid-in capital	142,135	140,406
Accumulated other comprehensive loss	(1,716)	(1,540)
Retained earnings	26,109	37,276
Total stockholders’ equity	166,569	176,183
Total liabilities and stockholders’ equity	$218,108	$223,922
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2015
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2015	2014
Revenue:
Product	$31,109	$18,916
Services	12,952	16,071
Total revenue	44,061	34,987
Cost of revenue:
Product	18,083	10,178
Services	5,304	5,782
Total cost of revenue	23,387	15,960
Gross profit	20,674	19,027
Operating expenses:
Research and development	17,987	16,998
Sales and marketing	6,998	6,196
General and administrative	6,235	6,213
Total operating expenses	31,220	29,407
Loss from operations	(10,546)	(10,380)
Other income (expense), net	(187)	1,303
Loss before provision (benefit) for income taxes	(10,733)	(9,077)
Provision (benefit) for income taxes	113	(1,140)
Net loss	$(10,846)	$(7,937)

Net loss per share:
Basic	$(0.27)	$(0.20)
Diluted	$(0.27)	$(0.20)
Weighted average shares used in computing net loss per share:
Basic	40,601	39,538
Diluted	40,601	39,538

Stock-based compensation expense included above:
Cost of revenue	$32	$24
Research and development	1,458	1,500
Sales and marketing	840	764
General and administrative	757	1,100
Total stock-based compensation expense	$3,087	$3,388
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2015	2014

Net loss	$(10,846)	$(7,937)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(184)	(645)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	6	(189)
Reclassification adjustments for gain on available-for-sale securities recognized, net of tax	2	(245)
Net increase (decrease) from available-for-sale securities, net of tax	8	(434)
Other comprehensive loss, net of tax:	(176)	(1,079)
Comprehensive loss	$(11,022)	$(9,016)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2015	2014
Operating activities
Net loss	$(10,846)	$(7,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,069	1,477
Amortization of net premium on short-term investments	205	543
Stock-based compensation expense	3,087	3,388
Write-off of long term investments	442	—
Gain on disposal of property and equipment	—	(12)
Bad debt expense	73	—
Changes in operating assets and liabilities:
Accounts receivable	(1,933)	(1,178)
Deferred income taxes	(247)	578
Restricted cash	99	72
Income taxes receivable	608	(1,626)
Prepaid expenses and other current assets	(714)	1,179
Other assets	(1,718)	53
Accounts payable	(97)	325
Accrued compensation	(2,662)	(5,734)
Accrued royalties	3,401	5,010
Accrued expenses and other liabilities	(436)	(1,441)
Income taxes payable	27	26
Deferred rent	(68)	1,403
Deferred revenue	3,841	(79)
Net cash used in operating activities	(5,869)	(3,953)
Investing activities
Purchases of property and equipment	(242)	(163)
Purchases of short-term investments	(10,249)	(69,300)
Purchase of long-term investments	—	(200)
Proceeds from sales and maturities of short-term investments	11,483	79,075
Net cash provided by investing activities	992	9,412
Financing activities
Proceeds from exercise of stock options	204	1,353
Repurchase of common stock	(570)	—
Tax withholdings related to net share settlements of restricted stock units	(1,313)	(678)
Net cash provided by (used in) financing activities	(1,679)	675
Effect of exchange rate changes on cash and cash equivalents	(184)	(645)
Net increase (decrease) in cash and cash equivalents	(6,740)	5,489
Cash and cash equivalents, at beginning of period	18,721	14,534
Cash and cash equivalents, at end of period	$11,981	$20,023
Supplemental disclosure of cash flow information
Income taxes paid (received), net	$(549)	$47
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leader in personalized mobile navigation. We help on the go people by creating products that (1) provide easily-accessed, relevant, and personalized information for discovery, traffic, local search, and navigation and (2) are available across multiple platforms and devices, including mobile phones, tablets, computers and cars. We operate in three segments - automotive, advertising and mobile navigation. Our fiscal year ends on June 30 and in this report we refer to the fiscal year ended June 30, 2015 as “fiscal 2015” and the fiscal year ending June 30, 2016 as “fiscal 2016.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our overall operating results for the three months ended September 30, 2015 and 2014.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2015, included in our Annual Report on Form 10-K for fiscal 2015 filed with the U.S. Securities and Exchange Commission, or SEC on August 24, 2015.
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K for fiscal 2015.
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
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company, or Ford, comprised 69% and 53% of revenue for the three months ended September 30, 2015 and 2014, respectively. As of September 30, 2015 and June 30, 2015, receivables due from Ford were 63% and 58% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 11% and 20% of revenue for the three months ended September 30, 2015 and 2014, respectively. Receivables due from AT&T were 9% and 14% of total accounts receivable at September 30, 2015 and June 30, 2015, respectively. No other customer represented 10% of our revenue or 10% of our accounts receivable for any period presented.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Certain of our licensed map, points of interest, or POI, and traffic data have been provided principally by TomTom North America, Inc., or TomTom, and HERE North America, LLC, or HERE, in the three months ended September 30, 2015 and 2014. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of September 30, 2015 and June 30, 2015, we had restricted cash of $4.8 million and $4.9 million, respectively, on our consolidated balance sheets, comprised primarily of an overpayment from a customer that is expected to be refunded.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, during the three months ended September 30, 2015, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2015	$(1,377)	$(163)	$(1,540)
Other comprehensive loss before reclassifications, net of tax	(184)	6	(178)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	2	2
Other comprehensive loss, net of tax	(184)	8	(176)
Balance, net of tax as of September 30, 2015	$(1,561)	$(155)	$(1,716)

The amounts reclassified from accumulated other comprehensive loss, net of tax, were determined using the specific identification method and the amounts were included in other income (expense), net, for the three months ended September 30, 2015, and 2014.

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the three months ended September 30, 2015, and 2014.
Long-term investments
As of September 30, 2015, the carrying value of our investments in privately-held companies totaled $2.0 million. Of this amount, a total of $1.5 million are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-basis investments are carried at historical cost in our condensed consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost-basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-basis investments for impairment. We recorded a $0.4 million impairment charge for cost-method investments during the three months ended September 30, 2015. We did not record any impairment charges for the three months ended September 30, 2014.
In addition to these cost basis investments, in June 2015 we entered into an agreement to spin off a product line developed by our Xian, China team, including certain assets and technology as well as the transfer of 12 employees, and we agreed to invest $800,000 in the form of a convertible note. We are the primary investor; however, we do not have significant influence over the operations of the business. Accordingly, we record the monthly net change in operating results against the carrying value of the convertible note recorded in long-term investments on our consolidated balance sheet. The entity's success is contingent upon its ability to generate revenue and raise additional capital. As of September 30, 2015, the carrying value of our investment was $513,000.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Warranty
We warrant our automotive navigation products to be free from defects in materials, workmanship and design for periods ranging from three months to seven years. We accrue costs related to warranty claims when they are probable and reasonably estimable. Our warranty costs have historically not been material. From time to time, we experience incidents where it may be necessary for us to expend resources to investigate and remedy a potential warranty claim.
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
In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is permitted. In August 2015, the FASB deferred by one year the effective date of this guidance. The updated standard will now be effective for us in the first quarter of our fiscal year ending June 30, 2019. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2015	2014
Net loss	$(10,846)	$(7,937)
Weighted average common shares used in computing net loss per share, basic and diluted	40,601	39,538
Net loss per share, basic and diluted	$(0.27)	$(0.20)

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Stock options	5,472	5,676
Restricted stock units	4,750	4,529
Restricted common stock	—	8
Total	10,222	10,213

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three months ended September 30, 2015 and 2014.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$7,343	$—	$—	$7,343
Cash equivalents:
Money market mutual funds	3,139	—	—	3,139
Commercial paper	1,499	—	—	1,499
Total cash equivalents	4,638	—	—	4,638
Total cash and cash equivalents	11,981	—	—	11,981
Short-term securities:
U.S. treasury securities	450	1	—	451
Asset-backed securities	15,577	11	(6)	15,582
Municipal securities	9,279	13	(6)	9,286
Commercial paper	4,242	2	—	4,244
Agency bonds	8,959	17	(1)	8,975
Corporate bonds	61,274	48	(97)	61,225
Total short-term investments	99,781	92	(110)	99,763
Cash, cash equivalents and short-term investments	$111,762	$92	$(110)	$111,744

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$10,806	$—	$—	$10,806
Cash equivalents:
Money market mutual funds	7,915	—	—	7,915
Total cash equivalents	7,915	—	—	7,915
Total cash and cash equivalents	18,721	—	—	18,721
Short-term investments:
Asset-backed securities	16,977	9	(3)	16,983
Municipal securities	10,018	8	(9)	10,017
Commercial paper	1,996	2	—	1,998
Agency bonds	7,642	6	(2)	7,646
Corporate bonds	64,587	39	(75)	64,551
Total short-term investments	101,220	64	(89)	101,195
Cash, cash equivalents and short-term investments	$119,941	$64	$(89)	$119,916

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$52,810	$52,815
Due between one and two years	31,004	30,964
Due after two years	15,967	15,984
Total	$99,781	$99,763

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at September 30, 2015 (in thousands):

	Fair Value Measurements at September 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$3,139	$3,139	$—	$—
Commercial paper	1,499	—	1,499	—
Total cash equivalents	4,638	3,139	1,499	—
Short-term investments:
U.S. treasury securities	451	451	—	—
Asset-backed securities	15,582	—	15,582	—
Municipal securities	9,286	—	9,286	—
Commercial paper	4,244	—	4,244	—
Agency bonds	8,975	—	8,975	—
Corporate bonds	61,225	—	61,225	—
Total short-term investments	99,763	451	99,312	—
Cash equivalents and short-term investments	$104,401	$3,590	$100,811	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2015 (in thousands):

	Fair Value Measurements at June 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$7,915	$7,915	$—	$—
Total cash equivalents	7,915	7,915	—	—
Short-term investments:
Asset-backed securities	16,983	—	16,983	—
Municipal securities	10,017	—	10,017	—
Commercial paper	1,998	—	1,998	—
Agency bonds	7,646	—	7,646	—
Corporate bonds	64,551	—	64,551	—
Total short-term investments	101,195	—	101,195	—
Cash equivalents and short-term investments	$109,110	$7,915	$101,195	$—
Amortization of net premium on short-term investments totaled $0.2 million and $0.5 million in the three months ended September 30, 2015 and 2014, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the three months ended September 30, 2015 and 2014, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2015 or June 30, 2015.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

5.	Commitments and contingencies
Operating lease and purchase obligations
As of September 30, 2015, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020 and Thereafter
Operating lease obligations, net of sublease income	$24,009	$5,057	$5,281	$5,559	$5,847	$2,265
Purchase obligations	3,673	1,296	734	507	207	929
Total contractual obligations	$27,682	$6,353	$6,015	$6,066	$6,054	$3,194

See Note 12. Subsequent Events for information on our lease termination agreement executed in October 2015.
Joint venture investment commitment
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of connected navigation systems for the China automotive aftermarket and local OEMs. We agreed to invest RMB 9.95 million (approximately $1.6 million as of September 30, 2015) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong have also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million license fee. Our capital contribution will be made in two installments, with the first installment totaling RMB 4.95 million due on the later date of (a) October 30, 2015, and (b) one week after the date on which the joint venture is established. Our second installment totaling RMB 5.0 million is due upon certain conditions being met, among them completion of the TLA and our receipt of the RMB 5.0 million TLA fee from the joint venture company.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On February 6, 2015, Location Services IP, LLC filed a complaint against AT&T, Inc. and Telenav, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that the AT&T Navigator, Telenav GPS Plus, and Telenav Scout Mobile applications infringe four U.S. patents. On April 16, 2015, Location Services IP, LLC dismissed all claims against AT&T, Inc. and Telenav, Inc. and filed a new complaint against AT&T Mobility, AT&T Services, Inc. and Telenav, Inc. in the same court, alleging that the AT&T Navigator, Telenav GPS Plus, Telenav GPS Navigator, and Telenav Scout Mobile applications as well as AT&T Store Locator and the myAT&T Mobile Application infringe the same four U.S. patents. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief. AT&T has requested that we defend and indemnify them in this matter as it relates to the AT&T Navigator product and we have agreed to do so. On October 5, 2015, we entered into a Settlement and License Agreement with Location Services IP, LLC, pursuant to which Location Services IP, LLC granted us a license to the four U.S. patents at issue and settled and dismissed the complaint. On October 13, 2015, Location Services IP, LLC filed a Dismissal with Prejudice of Defendants Telenav, Inc., AT&T Mobility LLC and AT&T Services, Inc. On October 14, 2015, the District Court entered the dismissal. We do not anticipate any additional liability from this matter.
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
In connection with a software quality issue that was identified related to maps displayed in software deployed to certain vehicles released in North America in 2015, we have accrued a reserve of $50,000 as of September 30, 2015. The software quality issue does not present a risk to driver safety. The actual costs are uncertain at this time and we are currently working with our customer to evaluate the appropriate solution. If the actual costs exceed our estimates, our results of operations and financial condition may be adversely affected.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2015	4,781	$5.40
Granted	845
Exercised	(64)
Canceled	(90)
Options outstanding as of September 30, 2015	5,472	$5.64	5.02	$13,293
As of September 30, 2015:
Options vested and expected to vest	5,169	$5.56	4.84	$13,011
Options exercisable	3,748	$5.06	3.69	$11,564
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2015	4,290
Granted	1,230
Vested	(519)
Canceled	(251)
RSUs outstanding as of September 30, 2015	4,750	1.68	$37,084
As of September 30, 2015:
RSUs expected to vest	3,892	1.54	$30,396

RSUs vested above includes 187,250 shares withheld for taxes related to net share settlements of RSUs.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the three months ended September 30, 2015, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,621,476 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2015	1,947
Additional shares authorized	1,621
Granted	(2,075)
RSUs withheld for taxes in net share settlements	187
Canceled	341
Shares available for grant as of September 30, 2015	2,021
The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Stock option awards	$410	$689
RSU awards	2,677	2,242
Restricted common stock	—	457
Total stock-based compensation expense	$3,087	$3,388
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

	Three Months Ended
	September 30,
	2015	2014
Expected volatility	52%	53%
Expected term (in years)	4.46	4.38
Risk-free interest rate	1.54%	1.63%
Dividend yield	—	—

Performance-based RSUs

We established a 2015 Performance Share Program under our 2009 Equity Incentive Plan, under which RSUs and/or cash bonuses may be earned based on the achievement of specified performance conditions measured over periods ranging from approximately 15 to 21 months. Holders of performance-based awards generally have the ability to receive 0% to 100% of the target number of RSUs or cash bonus originally granted. The expense associated with performance-based RSU grants is recorded when the performance condition is determined to be probable. Fully vested restricted stock units and or cash bonuses will be awarded upon management’s certification of the level of achievement.
As of June 30, 2015, we had granted 106,000 performance-based RSUs to certain non-executive employees. No RSUs were vested or canceled during the three months ended September 30, 2015.

In addition, in July 2015, our board of directors approved reserving an aggregate of approximately $1.2 million of shares for performance-based RSUs to be earned by certain non-executive employees based upon the achievement of specified performance milestones measured over approximately six months. Upon achievement and approval of each milestone RSU

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

grant by our board of directors, 50% of the RSUs will vest immediately and the remaining 50% will vest one year following the vest date of the first grant. The size of each RSU grant will be determined by dividing the value of the reward for each milestone by the price of our common stock on the date of grant. As of September 30, 2015, no performance-based RSUs had been granted under these milestones.

8.	Stock repurchase program
In September 2014, we announced that our board of directors authorized a program for the repurchase of shares of our common stock up to an aggregate of $10.0 million through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $0.6 million of cash to repurchase 75,943 shares of our common stock at an average purchase price of $7.50 per share during the three months ended September 30, 2015. As of September 30, 2015, this repurchase program had expired.
Repurchased shares are retired and designated as authorized but unissued shares. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the three months ended September 30, 2015, we reduced common stock and APIC by an aggregate of $249,000 and charged $321,000 to retained earnings.

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate, which resulted in the recognition of a tax expense, was 1% in the three months ended September 30, 2015 compared to an effective tax rate, which resulted in the recognition of a tax benefit, of 13% in the three months ended September 30, 2014. Our effective tax rate of 1% for the three months ended September 30, 2015 was less than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two year carryback period. Our effective tax rate of 13% for the three months ended September 30, 2014 was less than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to the increase in the valuation allowance as a result of the limitations of benefit from the loss carryback.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of September 30, 2015 and June 30, 2015, our cumulative unrecognized tax benefits were $6.1 million. Included in the balance of unrecognized tax benefits at September 30, 2015 and June 30, 2015 was $1.7 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $517,000 and $493,000 for the payment of interest and penalties at September 30, 2015 and June 30, 2015, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2012 through fiscal 2015 in the U.S., for fiscal 2011 through fiscal 2015 in state jurisdictions, and for fiscal 2010 through fiscal 2015 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets. Our valuation allowance at June 30, 2015 was $17.7 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.
On December 19, 2014, the Tax Increase Prevention Act of 2014 became effective, which provides one year retroactive tax relief for businesses by reinstating retroactively to January 1, 2014, certain tax benefits and credits that had expired. These provisions automatically expired again on December 31, 2014. The research and development credit was retroactively extended in this legislation.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

10. Restructuring
During fiscal 2014, we recorded restructuring charges of $2.4 million related to severance and benefits for certain eliminated positions and $2.0 million related to the impairment of facility leases in connection with our consolidation of facilities. As of September 30, 2015, our remaining restructuring liabilities are associated with facility exit costs. Activity related to our restructuring liabilities for the three months ended September 30, 2015 is presented in the following table (in thousands):

Balance at June 30, 2015	$2,644
Restructuring expenses	28
Cash payments	(352)
Balance at September 30, 2015	$2,320
Of the $2.3 million in total restructuring liabilities, $1.0 million was recorded in other accrued expenses and $1.3 million was recorded in other long-term liabilities on our consolidated balance sheet as of September 30, 2015. See Note 12. Subsequent Events for information on our lease termination agreement executed in October 2015.
11. Segments
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Our segment results for the three months ended September 30, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
Revenue
Automotive	$31,743	$19,502
Advertising	4,851	3,975
Mobile Navigation	7,467	11,510
Total revenue	44,061	34,987
Cost of revenue
Automotive	18,521	10,396
Advertising	2,995	2,540
Mobile Navigation	1,871	3,024
Total cost of revenue	23,387	15,960
Gross profit
Automotive	13,222	9,106
Advertising	1,856	1,435
Mobile Navigation	5,596	8,486
Total gross profit	$20,674	$19,027
Gross margin
Automotive	42%	47%
Advertising	38%	36%
Mobile Navigation	75%	74%
Total gross margin	47%	54%

12. Subsequent events
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for corporate facilities on DeGuigne Drive in Sunnyvale, California. The lease termination is to become effective on (a) March 31, 2016 with respect to 920 DeGuigne Drive and 950 DeGuigne Drive; and (b) June 30, 2016 with respect to 930 DeGuigne Drive. The effect of this lease termination agreement is to reduce our total operating lease obligations, net of sublease income, as of September 30, 2015 by approximately $19.3 million.

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
In this Form 10-Q, “we,” “us,” “our” and "Telenav" refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2015 as “fiscal 2015" and the fiscal year ending June 30, 2016 as "fiscal 2016.”
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
For our automotive segment customers, we offer our auto and mobile navigation platform services to vehicle manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary automotive customer to date, Ford Motor Company, or Ford, currently distributes our on-board product as an optional feature with all of its models in the U.S. Our automotive products are now included on models manufactured in the U.S., Canada, Mexico, Europe and China, as well as offered in models in South America, Australia and New Zealand. In addition, in July 2015, Ford New Zealand and Australia adopted a map update program as part of its Sync 2 product distribution. Under this program, Ford owners with Sync 2 will be eligible to receive annual map updates at no additional cost through December 2023. Ford will pay us an annual fee and a per unit fee for these updates.
In January 2014 we entered into an agreement with General Motors Corporation, or GM, for integration of our on-board and connected navigation solutions in its vehicles, which we expect to launch in model year 2017. Our relationship with GM also includes brought-in services for vehicles, and in January 2015 GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform, which includes mapping and one-box search. In July 2015, we and Toyota Motor Corporation, or Toyota, announced a partnership for brought-in navigation services where our Scout GPS Link will be available in Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile application. These models now include select 2016 Camry, Corolla, 4Runner, Sequoia and Tundra models, in addition to the previously announced Tacoma. We believe our history as a supplier of cloud-based navigation services provides a unique advantage in the automotive navigation marketplace over our competitors.
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

We generate revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform. Ford pays us a royalty fee on Sync 2 on-board solutions as the software is reproduced for installation in vehicles with our automotive navigation solutions and pays us a royalty fee on Sync 3 on-board solutions as the hardware that includes our software is received by Ford. In addition, we earn a one-time royalty for each new vehicle owner who downloads the GM OnStar RemoteLink® application, whereby we provide enhanced search capabilities for contracted service periods. We also earn a one-time royalty for each new Toyota enabled to connect with our mobile application.
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
Recent Developments
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of connected navigation systems for the China automotive aftermarket and local OEMs. We agreed to invest RMB 9.95 million (approximately $1.6 million as of September 30, 2015) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong have also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million license fee. Our capital contribution will be made in two installments, with the first installment totaling RMB 4.95 million due on the later date of (a) October 30, 2015, and (b) one week after the date on which the joint venture is established. Our second installment totaling RMB 5.0 million is due upon certain conditions being met, among them completion of the TLA and our receipt of the RMB 5.0 million TLA fee from the joint venture company.
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for corporate facilities on DeGuigne Drive in Sunnyvale, California. The lease termination is to become effective on (a) March 31, 2016 with respect to 920 DeGuigne Drive and 950 DeGuigne Drive; and (b) June 30, 2016 with respect to 930 DeGuigne Drive. The effect of this lease termination agreement is to reduce our total operating lease obligations, net of sublease income, as of September 30, 2015 by $19.3 million.

Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures such as billings, non-GAAP net income (loss), adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and diluted non-GAAP net income (loss) per share are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do (in thousands, except percentages and per share amounts):

	Three Months Ended
	September 30,
	2015	2014
Revenue	$44,061	$34,987
Billings (Non-GAAP)	$47,902	$34,908
Gross margin	47%	54%
Non-GAAP gross margin	49%	57%
Automotive gross margin	42%	47%
Automotive non-GAAP gross margin	43%	48%
Advertising gross margin	38%	36%
Advertising non-GAAP gross margin	47%	47%
Mobile navigation gross margin	75%	74%
Mobile navigation non-GAAP gross margin	75%	76%
Net loss	$(10,846)	$(7,937)
Non-GAAP net loss	$(7,051)	$(3,872)
Adjusted EBITDA	$(6,390)	$(5,515)
Diluted net loss per share	$(0.27)	$(0.20)
Diluted non-GAAP net loss per share	$(0.17)	$(0.10)

	September 30,	June 30,
	2015	2015
Deferred revenue	$10,669	$6,828

Billings measures revenue recognized plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors because billings drives deferred revenue, which is an important indicator of the health and viability of our business. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue and may require additional services to be provided over contracted service periods; for example, billings related to certain connected solutions cannot be fully recognized as revenue in a given period due to requirements for ongoing provisioning of services such as hosting, monitoring and customer support. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. When we use these measures, we compensate for these limitations by providing specific information regarding revenue and evaluating billings together with revenue calculated in accordance with GAAP.
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
Non-GAAP gross margin measures our gross margin, excluding the impact of stock-based compensation expense and capitalized software and developed technology amortization expenses. Non-GAAP net loss measures GAAP net loss, excluding the impact of stock-based compensation expense, capitalized software and developed technology amortization expenses, and other applicable items such as legal settlements, certain unique tax matters and restructuring costs, net of taxes or tax benefits. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us. While we include the dilutive impact of such equity awards in weighted average shares outstanding, the expense associated with stock-based awards reflects a non-cash charge that we exclude from non-GAAP net loss, non-GAAP net loss per share, and adjusted EBITDA. Capitalized software amortization expense represents internal software costs that are previously capitalized and charged to expense as the software is used in our operations. Developed technology amortization expense relates to the amortization of acquired intangible assets. Our non-GAAP tax rate differs from the tax rate due to the elimination of any tax effect of the stock-based compensation expenses, capitalized software and developed technology amortization expenses, and applicable legal settlements, restructuring costs, and other items, including unique tax matters, that are being eliminated to arrive at the non-GAAP net income (loss).
Adjusted EBITDA measures our GAAP net loss excluding the impact of stock-based compensation expense, depreciation, amortization, interest income, other income (expense), provision (benefit) for income taxes, and other applicable items such as legal settlements and restructuring costs, net of tax. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss and this metric excludes certain non-cash expenses, interest and other income (expense), income taxes, and certain other items that management believes affect the comparability of operating results.
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

•	non-GAAP gross margin, non-GAAP net income (loss) and adjusted EBITDA do not reflect the potentially dilutive impact of equity-based compensation;

•	non-GAAP net income (loss) and adjusted EBITDA do not reflect the use of cash for net share settlements of RSUs;

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider non-GAAP gross margin, non-GAAP net income (loss), adjusted EBITDA and diluted non-GAAP net income (loss) per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other GAAP financial results.
The following tables present reconciliations of revenue to billings, gross margin to non-GAAP gross margin, net loss to non-GAAP net loss and net loss to adjusted EBITDA for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2015
	Auto	Ads	Mobile Navigation	Total
Revenue	$31,743	$4,851	$7,467	$44,061
Adjustments: Change in deferred revenue	3,817	124	(100)	3,841
Billings (Non-GAAP)	$35,560	$4,975	$7,367	$47,902

	Three Months Ended September 30, 2014
	Auto	Ads	Mobile Navigation	Total
Revenue	$19,502	$3,975	$11,510	$34,987
Adjustments: Change in deferred revenue	22	—	(101)	(79)
Billings (Non-GAAP)	$19,524	$3,975	$11,409	$34,908

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Gross margin	42%	47%	38%	36%	75%	74%	47%	54%
Adjustments:
Capitalized software and developed technology amortization	1%	1%	9%	11%	—%	2%	2%	3%
Non-GAAP gross margin	43%	48%	47%	47%	75%	76%	49%	57%

The impact of adjusting for stock-based compensation in determining non-GAAP gross margin is less than 1% for all periods presented.

	Three Months Ended September 30,
	2015	2014
GAAP net loss	$(10,846)	$(7,937)
Adjustments:
Capitalized software and developed technology amortization	708	903
Stock-based compensation expense:
Cost of revenue	32	24
Research and development	1,458	1,500
Sales and marketing	840	764
General and administrative	757	1,100
Total stock-based compensation expense	3,087	3,388
Tax effect of adding back adjustments	—	(226)
Non-GAAP net loss	$(7,051)	$(3,872)

Non-GAAP net loss per share, basic and diluted	$(0.17)	$(0.10)
Weighted average shares used in computing non-GAAP net loss per share, basic and diluted	40,601	39,538

	Three Months Ended September 30,
	2015	2014
GAAP net loss	$(10,846)	$(7,937)
Adjustments:
Stock-based compensation expense	3,087	3,388
Depreciation and amortization	1,069	1,477
Interest and other income (expense), net	187	(1,303)
Provision (benefit) for income taxes	113	(1,140)
Adjusted EBITDA	$(6,390)	$(5,515)

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
We report operating results in three business segments: Automotive, Advertising and Mobile Navigation. Our chief executive officer, or CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See " - Results of operations" and Note 11 to the financial statements in this Form 10-Q for more information about our business segments.
Revenue from our Automotive segment represented 72% and 56% of our revenue in the three months ended September 30, 2015 and 2014, respectively. Ford represented 69% and 53% of our revenue in the three months ended September 30, 2015 and 2014, respectively. Our contract with Ford expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term and the other party agrees to such renewal.
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
Our product revenue is primarily derived from our automotive on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our Ford Sync 2 on-board solutions as the software is reproduced for installation in vehicles; however, we currently recognize revenue from Ford Sync 3 as the hardware that includes our software is received by Ford. By June 2016, we anticipate that our Ford Sync 3 arrangement will transition to title transfer as our software is installed in the vehicle and, accordingly, the timing of our revenue recognition will change. As Ford ramps up sales of vehicles with Sync 3, this transition could result in a lag period during which we have reduced revenue. The effect of this change in timing of revenue recognition may be greater for vehicles manufactured outside North America. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the RemoteLink® application. We record the royalty earned as deferred revenue and recognize this revenue over the estimated service period.
In July 2015, Ford New Zealand and Australia adopted a map update program as part of its Sync 2 product distribution. Under this program, Ford owners with Sync 2 will be eligible to receive annual map updates at no additional cost through December 2023. Ford will pay us an annual fee and a per unit fee for these updates. We record the amount billed for these map updates as deferred revenue and recognize this revenue over the estimated service period.
In August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile application. We earn a one-time royalty for each new Toyota sold and equipped with Entune™ Audio Plus, and we record the royalty earned as deferred revenue. Upon delivery of all elements of the contract, we will recognize this revenue over the estimated service period. Royalties earned and revenue recognized related to Toyota were not material in the three months ended September 30, 2015.
Revenue from our Advertising segment, which includes the delivery of search and display, location-based ads, represented 11% of our revenue in each of the three months ended September 30, 2015 and 2014. Our advertising revenue is derived from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. Our ad search revenue is earned from the delivery of location-based ad impressions targeted to end users engaged in a specific search task utilizing our mobile navigation solutions. Such ad search revenue represented less than 10% of our overall advertising revenue. Our display revenue relates to the advertising business developed via our Thinknear acquisition that delivers targeted location-based impressions to end users of third party developer applications.

We also offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands). Revenue from our Mobile Navigation segment represented 17% and 33% of our revenue in the three months ended September 30, 2015 and 2014, respectively. Subscription fee revenue from our mobile navigation service declined from the three months ended September 30, 2014 to 2015, primarily due to the termination of the fixed fee with Sprint in September 2013 and a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and others, including T-Mobile USA, or T-Mobile, U.S. Cellular Corporation, or USCC, and Comunicaciones Nextel de Mexico, S.A. de C.V., a subsidiary of NII Holdings, Inc., or NII Mexico.

AT&T represented 11% and 20% of our revenue in the three months ended September 30, 2015 and 2014, respectively. In March 2015, our agreement with AT&T was automatically renewed, under its existing terms through March 2016, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. During fiscal 2016, we anticipate that we will continue to depend on AT&T for a material portion of our revenue; however, we have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect them to continue to decline substantially.

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

For fiscal 2016, we expect automotive and advertising revenue to represent the growing components of our revenue but our expectations may not be realized. However, while we anticipate our revenue to increase in fiscal 2016, the lower gross margins generally experienced with automotive and advertising revenue are expected to result in an overall lower gross profit in fiscal 2016. We expect that services revenue from wireless carrier customers will continue to decline substantially in fiscal 2016 due to the continued decline in the number of monthly recurring subscribers.

In the three months ended September 30, 2015 and 2014, we generated 97% and 94% of our revenue, in the United States, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity.

As we continue to increase our offering of various embedded and connected solutions for automotive customers, it is likely that the complexity of various accounting rules and required criteria may make revenue recognition more challenging in the years to come. Consequently, we believe that billings, a non-GAAP metric, in conjunction with revenue and deferred revenue will be important metrics to measure in assessing the growth and health of the business. See " - Key operating and financial performance metrics" for further discussion about billings.
Cost of revenue
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

We also capitalize and defer recognition of certain licensed map and POI content costs from third parties in a manner similar to deferred revenue for our connected and value-added automotive solutions. Such deferred costs are recognized over the requisite service period and amounted to $5.8 million as of September 30, 2015. As the deferred revenue and related deferred costs are recognized as the underlying services are provided, we will also incur ongoing costs of revenue for network operations, hosting and data center, and customer service support over time.
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
While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2016, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing OSM content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. While our product revenue is expected to increase in fiscal 2016 due to continued growth in automotive, much of this growth will be generated from distribution of our automotive solution with Ford in China and Europe where the underlying content costs are significantly higher on a per unit basis. Consequently, we expect that our overall total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our mobile navigation offerings provided through wireless carriers.

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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue has been derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers, as well as consumers acquired through open market application stores. More recently, our automotive and advertising revenue have represented the most rapidly growing components of our revenue, and we have recently invested significantly in building our advertising sales team. Our sales and marketing activities supporting our automotive navigation services include the costs of our business development efforts. Our automotive manufacturer partners and OEMs also provide primary marketing for our on-board and brought-in navigation services at the time a vehicle is sold to their end customer.
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

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2015 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2015.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Results of operations

The following tables set forth our results of operations for the three months ended September 30, 2015 and 2014, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended
	September 30,
Consolidated Statements of Operations Data	2015	2014
	(in thousands)
Revenue:
Product	$31,109	$18,916
Services	12,952	16,071
Total revenue	44,061	34,987
Cost of revenue:
Product	18,083	10,178
Services	5,304	5,782
Total cost of revenue	23,387	15,960
Gross profit	20,674	19,027
Operating expenses:
Research and development	17,987	16,998
Sales and marketing	6,998	6,196
General and administrative	6,235	6,213
Total operating expenses	31,220	29,407
Loss from operations	(10,546)	(10,380)
Other income (expense), net	(187)	1,303
Loss before provision (benefit) for income taxes	(10,733)	(9,077)
Provision (benefit) for income taxes	113	(1,140)
Net loss	$(10,846)	$(7,937)

	Three Months Ended
	September 30,
	2015	2014
Revenue:	(as a percentage of revenue)
Product	71%	54%
Services	29%	46%
Total revenue	100%	100%
Cost of revenue:
Product	41%	29%
Services	12%	17%
Total cost of revenue	53%	46%
Gross profit	47%	54%
Operating expenses:
Research and development	41%	48%
Sales and marketing	16%	18%
General and administrative	14%	18%
Total operating expenses	71%	84%
Loss from operations	(24)%	(30)%
Other income (expense), net	(1)%	4%
Loss before provision (benefit) for income taxes	(25)%	(26)%
Provision (benefit) for income taxes	—%	(3)%
Net loss	(25)%	(23)%

Comparison of the three months ended September 30, 2015 and 2014
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue increased 64% to $31.1 million in the three months ended September 30, 2015 from $18.9 million in the three months ended September 30, 2014. The increase in product revenue was due primarily to an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers. Services revenue decreased 19% to $13.0 million in the three months ended September 30, 2015 from $16.1 million in the three months ended September 30, 2014. The decrease in services revenue for the comparable three month period was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services, partially offset by an increase in advertising revenue.
Our cost of product revenue increased 78% to $18.1 million in the three months ended September 30, 2015 from $10.2 million in the three months ended September 30, 2014. The increase was due primarily to an increase in third party content costs associated with automotive navigation solutions as our business shifts from deriving a majority of revenue from carrier-based revenue to automobile navigation-based revenue. Our cost of service revenue decreased 8% to $5.3 million in the three months ended September 30, 2015 from $5.8 million in the three months ended September 30, 2014. The decrease in the comparable three month period was due primarily to a decrease in cost of mobile navigation revenue associated with the decline in such revenue, partially offset by an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered.
Our gross profit increased to $20.7 million in the three months ended September 30, 2015 from $19.0 million in the three months ended September 30, 2014. Our gross margin decreased to 47% in the three months ended September 30, 2015 from 54% in the three months ended September 30, 2014. The decrease in gross margin for the comparable three month period was primarily due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally has higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our overall gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our January 2014 acquisition of skobbler.

Revenue concentrations. In the three months ended September 30, 2015 and 2014, revenue from Ford represented 69% and 53% of our total revenue, respectively, and revenue from AT&T represented 11% and 20% of our total revenue, respectively. No other customer represented more than 10% of our total revenue in such periods.
We primarily sell our services in the United States. In the three months ended September 30, 2015 and 2014, revenue derived from U.S. sources represented 97% and 94% of our total revenue, respectively.
Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended September 30,
	2015	2014
Revenue
Automotive	$31,743	$19,502
Advertising	4,851	3,975
Mobile Navigation	7,467	11,510
Total revenue	44,061	34,987
Cost of revenue
Automotive	18,521	10,396
Advertising	2,995	2,540
Mobile Navigation	1,871	3,024
Total cost of revenue	23,387	15,960
Gross profit
Automotive	13,222	9,106
Advertising	1,856	1,435
Mobile Navigation	5,596	8,486
Total gross profit	$20,674	$19,027
Gross margin
Automotive	42%	47%
Advertising	38%	36%
Mobile Navigation	75%	74%
Total gross margin	47%	54%

Automotive. Automotive revenue increased 63% to $31.7 million in the three months ended September 30, 2015 from $19.5 million in the three months ended September 30, 2014. The increase in the comparable three month period was due primarily to an increase in production royalty revenue of $11.9 million. Automotive revenue included customized software and map content revenue of $0.3 million and zero in the three months ended September 30, 2015 and 2014, respectively. In addition, during the three months ended September 30, 2015, our automotive deferred revenue increased $3.8 million, primarily related to royalties earned from new vehicle owner downloads of GM's OnStar RemoteLink® mobile application powered by our location-based services platform, the new Ford New Zealand and Australia map update program and, to a lesser extent, our agreement with Toyota utilizing our Scout GPS Link in select 2016 model Toyotas. Automotive revenue represented 72% and 56% of total revenue in the three months ended September 30, 2015 and 2014, respectively.
Cost of automotive revenue increased 78% to $18.5 million in the three months ended September 30, 2015 from $10.4 million in the three months ended September 30, 2014. The increase in the comparable three month period was due primarily to an increase in third party content costs of $7.9 million associated with the increased royalty revenue and mix of revenue from Ford on vehicles sold in Europe and China, which generally has higher associated content costs.
Automotive gross profit increased 45% to $13.2 million in the three months ended September 30, 2015 from $9.1 million in the three months ended September 30, 2014. Automotive gross margin decreased to 42% in the three months ended September 30, 2015 from 47% in the three months ended September 30, 2014. The decrease in gross margin in the comparable three month period was due primarily to the higher proportion of revenue from vehicles sold in Europe and China, which generally has higher associated content costs.
Advertising. Advertising revenue increased 22% to $4.9 million in the three months ended September 30, 2015 from $4.0 million in the three months ended September 30, 2014. The increase in the comparable three month period was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 11% of total revenue in the three months ended September 30, 2015 and 2014.
Cost of advertising revenue increased 18% to $3.0 million in the three months ended September 30, 2015 from $2.5 million in the three months ended September 30, 2014. The increase in the comparable three month period was due primarily to increased third party ad exchange inventory costs of $0.4 million and increased third party hosting service fees of $0.1 million, associated with the increased impressions delivered.
Advertising gross profit increased 29% to $1.9 million in the three months ended September 30, 2015 from $1.4 million in the three months ended September 30, 2014. Advertising gross margin increased slightly to 38% in the three months ended September 30, 2015 from 36% in the three months ended September 30, 2014.
Mobile Navigation. Mobile navigation revenue decreased 35% to $7.5 million in the three months ended September 30, 2015 from $11.5 million in the three months ended September 30, 2014. The decrease in the comparable three month period was primarily due to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, T-Mobile and USCC and a decrease in mobile navigation revenue internationally. Accordingly, in the three months ended September 30, 2015, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $4.0 million. Mobile navigation revenue represented 17% and 33% of total revenue in the three months ended September 30, 2015 and 2014, respectively.
Cost of mobile navigation revenue decreased 38% to $1.9 million in the three months ended September 30, 2015 from $3.0 million in the three months ended September 30, 2014. The decrease in the comparable three month period was due primarily to decreases in data center and hosted services costs of $0.4 million, third party content costs of $0.3 million and compensation and benefits costs of $0.1 million.
Mobile navigation gross profit decreased 34% to $5.6 million in the three months ended September 30, 2015 from $8.5 million in the three months ended September 30, 2014. Mobile navigation gross margin was comparable at 75% and 74% in the three months ended September 30, 2015 and 2014, respectively. The relatively consistent margins reflect the net impact of lower revenue levels, offset by the lower cost from our successful transition to utilizing OSM maps for the majority of our mobile user base.
Operating expenses
Research and development. Our research and development expenses increased 6% to $18.0 million in the three months ended September 30, 2015 from $17.0 million in the three months ended September 30, 2014. The increase in the comparable three month period was due primarily to an increase in compensation and benefits expense of $0.4 million and a reduction in the amount of development costs deferred of $0.4 million. As a percentage of revenue, research and development expenses decreased to 41% in the three months ended September 30, 2015 from 48% in the three months ended September 30, 2014. The total number of research and development personnel decreased 5% to 437 at September 30, 2015 from 461 at September 30, 2014. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new services and products for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses increased 13% to $7.0 million in the three months ended September 30, 2015 from $6.2 million in the three months ended September 30, 2014. The increase in the comparable three month period was primarily due to increases in compensation and benefits expense of $0.6 million and travel and entertainment expense of $0.3 million primarily associated with the ongoing expansion of our advertising sales team. As a percentage of revenue, sales and marketing expenses decreased to 16% in the three months ended September 30, 2015 from 18% in the three months ended September 30, 2014. The total number of sales and marketing personnel increased 16% to 80 at September 30, 2015 from 69 at September 30, 2014.
General and administrative. Our general and administrative expenses were comparable at $6.2 million in each of the three months ended September 30, 2015 and 2014. General and administrative expenses in the comparable three month period primarily reflect an increase in legal expenses of $0.9 million, resulting primarily from ongoing intellectual property litigation, that was offset by decreases in compensation and benefits expense of $0.3 million, stock-based compensation expense of $0.3 million, severance pay of $0.2 million and travel and entertainment expense of $0.2 million. As a percentage of revenue, general and administrative expenses decreased to 14% in the three months ended September 30, 2015 from 18% in the three months ended September 30, 2014. The total number of general and administrative personnel decreased 12% to 57 at September 30, 2015 from 65 at September 30, 2014. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.
Other income (expense), net. Our other income (expense), net was $(0.2) million in the three months ended September 30, 2015 and $1.3 million in the three months ended September 30, 2014. Other income, net for the three months ended September 30, 2014 included a $0.5 million foreign exchange gain and $0.4 million other income from our transaction services agreement with Fleetcor Technologies Operating Company, LLC.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes was $0.1 million in the three months ended September 30, 2015 compared to $(1.1) million in the three months ended September 30, 2014. Our effective tax rate, which resulted in the recognition of a tax expense, was 1% in the three months ended September 30, 2015 compared to an effective tax rate, which resulted in the recognition of a tax benefit, of 13% in the three months ended September 30, 2014. Our effective tax rate of 1% for the three months ended September 30, 2015 was less than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two year carryback period. Our effective tax rate of 13%, which resulted in the recognition of a tax benefit for the three months ended September 30, 2014 was less than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to the increase in the valuation allowance as a result of the limitations of benefit from the loss carryback.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2015 and June 30, 2015, our cumulative unrecognized tax benefits were $6.1 million. Included in the balance of unrecognized tax benefits at September 30, 2015 and June 30, 2015 was $1.7 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.5 million accrued for the payment of interest and penalties at September 30, 2015 and June 30, 2015.

We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2012 through fiscal 2015 in the U.S., for fiscal 2011 through fiscal 2015 in state jurisdictions, and for fiscal 2010 through fiscal 2015 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our foreign deferred tax assets. Our valuation allowance at June 30, 2015 was $17.7 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.

On December 19, 2014, the Tax Increase Prevention Act of 2014 became effective, which provides one year retroactive tax relief for businesses by reinstating retroactively to January 1, 2014, certain tax benefits and credits that had expired. These provisions automatically expired again on December 31, 2014. The research and development credit was retroactively extended in this legislation.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Three Months Ended
	September 30,
	2015	2014
Net cash used in operating activities	$(5,869)	$(3,953)
Net cash provided by investing activities	992	9,412
Net cash provided by (used in) financing activities	(1,679)	675
Effect of exchange rate changes on cash and cash equivalents	(184)	(645)
Net increase (decrease) in cash and cash equivalents	$(6,740)	$5,489
At September 30, 2015, we had cash, cash equivalents and short-term investments of $111.7 million, which primarily consisted of money market mutual funds, asset-backed securities, municipal securities and agency and corporate bonds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2015, our accounts receivable balance was $38.4 million, of which Ford and AT&T represented 63% and 9%, respectively.

Our future capital requirements will depend on many factors, including our ability to grow our revenue and control expenses in fiscal 2016 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the growth in our end user base. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to use cash in operating activities in fiscal 2016 and possibly beyond, and we may experience greater than expected cash usage in operating activities if revenue is lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash used in operating activities. Net cash used in operating activities was $5.9 million and $4.0 million in the three months ended September 30, 2015 and 2014, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our auto and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the three months ended September 30, 2015, cash used in operating activities was primarily the result of a net loss of $10.8 million which was offset by non-cash charges for depreciation and amortization of $1.1 million, stock-based compensation of $3.1 million, accretion of net premium on short-term investments of $0.2 million and $0.1 million from changes in our operating assets and liabilities. In the three months ended September 30, 2014, cash used in operating activities was the result of a net loss of $7.9 million and $1.4 million from changes in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $1.5 million, stock-based compensation of $3.4 million, and accretion of net premium on short-term investments of $0.5 million.
Net cash provided by investing activities. Our investing activities provided $1.0 million and $9.4 million during the three months ended September 30, 2015 and 2014, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the three months ended September 30, 2015, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $1.2 million. In the three months ended September 30, 2014, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $9.8 million.

Net cash provided by (used in) financing activities. During the three months ended September 30, 2015 and 2014, our financing activities provided (used) cash of $(1.7) million and $0.7 million, respectively. In the three months ended September 30, 2015, we utilized $0.6 million of cash to repurchase our common stock and $1.3 million for payment of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $0.2 million provided from the exercise of stock options. In the three months ended September 30, 2014, proceeds of $1.4 million were provided from the exercise of stock options, partially offset by $0.7 million of tax withholdings related to net share settlements of RSUs.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of September 30, 2015, we had an aggregate of $27.7 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $27.7 million of future minimum commitments were comprised of $6.3 million due in fiscal 2016; $6.0 million due in fiscal 2017; $6.1 million due in fiscal 2018; $6.1 million due in fiscal 2019; and $3.2 million due in fiscal 2020.
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for corporate facilities on DeGuigne Drive in Sunnyvale, California. The lease termination is to become effective on (a) March 31, 2016 with respect to 920 DeGuigne Drive and 950 DeGuigne Drive; and (b) June 30, 2016 with respect to 930 DeGuigne Drive. The effect of this lease termination agreement is to reduce our total operating lease obligations, net of sublease income, as of September 30, 2015 by approximately $19.3 million.
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of auto entertainment systems. We agreed to invest RMB 9.95 million (approximately $1.6 million as of September 30, 2015) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong have also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million license fee. Our capital contribution will be made in two installments, with the first installment totaling RMB 4.95 million due on the later date of (a) October 30, 2015, and (b) one week after the date on which the joint venture is established. Our second installment totaling RMB 5.0 million is due upon certain conditions being met, among them completion of the TLA and our receipt of the RMB 5.0 million TLA fee from the joint venture company.
In connection with a software quality issue that was identified related to maps displayed in software deployed to certain vehicles released in North America in 2015, we have accrued a reserve of $0.1 million as of September 30, 2015. The software quality issue does not present a risk to driver safety. The actual costs are uncertain at this time and we are currently working with our customer to evaluate the appropriate solution. If the actual costs exceed our estimates, our results of operations and financial condition may be adversely affected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2015, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On February 6, 2015, Location Services IP, LLC filed a complaint against AT&T, Inc. and Telenav, Inc. in the U.S. District Court for the Eastern District of Texas, alleging that the AT&T Navigator, Telenav GPS Plus, and Telenav Scout Mobile applications infringe four U.S. patents. On April 16, 2015, Location Services IP LLC dismissed all claims against AT&T, Inc. and Telenav, Inc. and filed a new complaint against AT&T Mobility, AT&T Services, Inc. and Telenav, Inc. in the same court, alleging that the AT&T Navigator, Telenav GPS Plus, Telenav GPS Navigator, and Telenav Scout Mobile applications as well as AT&T Store Locator and the myAT&T Mobile Application infringe the same four U.S. patents. The complaint seeks unspecified monetary damages, fees and expenses and injunctive relief. AT&T has requested that we defend and indemnify them in this matter as it relates to the AT&T Navigator product and we have agreed to do so. On October 13, 2015, Location Services IP, LLC filed a Dismissal with Prejudice of Defendants Telenav, Inc., AT&T Mobility LLC and AT&T Services, Inc. On October 14, 2015, the District Court entered the dismissal. We do not anticipate any additional liability from this matter.
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
In connection with a software quality issue that was identified related to maps displayed in software deployed to certain vehicles released in North America in 2015, we have accrued a reserve of $50,000 as of September 30, 2015. The software quality issue does not present a risk to driver safety. The actual costs are uncertain at this time and we are currently working with our customer to evaluate the appropriate solution. If the actual costs exceed our estimates, our results of operations and financial condition may be adversely affected.
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
Risk related to our business
We incurred losses in fiscal 2014, 2015 and the first three months of fiscal 2016. We expect that we will continue to incur losses in fiscal 2016 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was (25)% and (23)% in the three months ended September 30, 2015 and 2014, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin declined to 47% in the three months ended September 30, 2015 from 54% in the three months ended September 30, 2014 due primarily to the increased proportion of product revenue contributed from our on-board automotive navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers, and the increased revenue contribution of our advertising business, which has lower gross margins than our automotive and mobile navigation businesses.
We anticipate that we will continue to incur net operating losses in fiscal 2016, as we anticipate increased expenditures to operate our business. These expected losses are due in part to the expected continued decline in our higher margin mobile navigation revenue. Furthermore, there will be a lengthy delay between the time we secured the award of a new contract with GM, and the timing of revenue thereto, as well as a substantial required upfront investment in research and development resources for this new contract, and continued investments necessary due to the early nature of our advertising business.
Although we are working to replace the continued decline in wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our relationship with GM. In addition, once we begin to recognize revenue from new automotive products, we may be required to recognize that revenue over time if there are contractual service periods or other obligations to fulfill. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. We also anticipate that as we replace some of our personnel, we will do so with some employees hired in higher cost geographic areas who have different skills. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2016 and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate. Although we acquired skobbler and have expended additional internal resources to develop our own OSM-based maps to reduce our mapping costs in the long-term, in the short-term, those development efforts will have a negative effect on our ability to become profitable.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the transition away from paid carrier navigation to freemium offerings for mobile phone based navigation services;

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the U.S.;

•	the effectiveness of our entry into new business areas, such as advertising;

•	changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition;

•	the loss of our relationship or a change in our revenue model with any particular wireless carrier customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automotive OEMs;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Ford represented approximately 69% and 53% of our revenue in the three months ended September 30, 2015 and 2014, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product or reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Our agreement with Ford expires in December 2017 and also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties.
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

We may not be successful in generating material revenue from automotive manufacturers and OEMs other than Ford, and our automotive revenue could fluctuate due to the complexities of revenue recognition. As a result, our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive revenue.
Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile manufacturers and OEMs, these relationships may not produce significant revenue if the products are launched in limited models or due to competition from third parties. In addition, due to the complexities of revenue recognition in accordance with GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. Revenue recognition could also be impacted by changes in procurement patterns, shipping terms and title transfer. For example, we recognize revenue from our Ford Sync 2 on-board solutions as the software is reproduced for installation in vehicles; however, we currently recognize revenue from Ford Sync 3 on-board solutions as the hardware that includes our software is received by Ford. By June 2016, we anticipate that our Ford Sync 3 arrangement will transition to title transfer as our software is installed in the vehicle and, accordingly, the timing of our revenue recognition will change. As Ford ramps up sales of vehicles with Sync 3, this transition could result in a lag period during which we have reduced revenue. The effect of this change in timing of revenue recognition may be greater for vehicles manufactured outside North America. Furthermore, we may incur significant expense to develop products for automobile manufacturers, such as under our worldwide connected navigation services agreement with GM, without ever receiving any revenue related to the sale of vehicles with our navigation services. Our ability to attract automobile manufacturers may also be limited if the OEMs chosen to provide navigation services have existing relationships with other navigation vendors or provide their own solutions.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. Our relationship with GM includes brought-in services for vehicles and in January 2015 GM launched the new version of its OnStar RemoteLink® mobile application, but we cannot assure you that the RemoteLink® project will lead to us receiving significant revenue in the short-term, if at all. We also entered into a contract with GM to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. We do not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. We cannot assure you that when and if our products go into production and launch in GM vehicles and become available for sale, they will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees. In July 2015, we and Toyota announced a partnership for brought-in navigation services where our Scout GPS Link will be available in Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile application. These models now include select 2016 Camry, Corolla, 4Runner, Sequoia and Tundra models, in addition to the previously announced Tacoma. We cannot assure you that the Scout GPS Link Toyota project will lead to us receiving significant revenue in the short-term, if at all.
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
Although we began providing advertising to some of our end users in 2010 and the percentage of our revenue represented by advertising had grown rapidly, advertising was 11% of our total revenue during fiscal 2015 may not grow significantly over the remainder of fiscal 2016. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. To date, the margins of our advertising business have been well below those we experience in our automotive navigation and mobile navigation businesses. Furthermore, we believe the advertising business can be subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in fiscal 2015, we experienced sequential quarters of increasing and decreasing revenue levels. In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation. Even if we are able to increase our advertising revenue, we may not be able to improve the margins of our advertising business if we do not generate additional ad impression space within our own applications, such as Scout. If we are unable to improve the margins of our advertising business, it may not become profitable and may impair our ability to become profitable as a whole and invest in new opportunities.
Our legacy wireless carrier mobile navigation business is declining and as it continues to decline until it becomes an insignificant portion of our business, our revenue and net income or loss will continue to be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In the three months ended September 30, 2015 and 2014, AT&T represented 11% and 20% of our total revenue, respectively. In the last three fiscal years, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2016 and possibly beyond.
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
Our planned move to a new corporate facility may not occur on time and may lead to disruptions in our operations and service to our customers.

On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for corporate facilities on DeGuigne Drive in Sunnyvale, California. The lease termination is to become effective on (a) March 31, 2016 with respect to 920 DeGuigne Drive and 950 DeGuigne Drive; and (b) June 30, 2016 with respect to 930 DeGuigne Drive. We are currently in the process of locating a new facility, and we have entered into a letter of intent to lease a certain space nearby.

We can provide no assurances that we will be able to complete a lease agreement, complete the move to a new facility efficiently or effectively, or on time, or that we will not experience service disruptions, loss in customers, or decreased revenue as a result of the move. The occurrence of any of the foregoing events affecting or resulting from our move could harm our business.
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
Our primary competitors include location service providers such as Apple, Google (including Waze), Microsoft, Nokia, TeleCommunication Systems, or TCS, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; providers of Internet and mobile based maps and directions such as AOL Inc., Apple, MapQuest, Inc., Google, Microsoft, Yahoo Inc., Yelp Inc., Foursquare Labs, Inc. and Fullpower Technologies, Inc.; and wireless carriers and communication solutions providers developing their own location services. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, Robert Bosch GmbH, Elektrobit Corporation, Garmin, TomTom and NNG LLC, as well as other competitors such as Apple, Google, Microsoft and TCS. In our advertising business, we compete against Google, Apple, Millennial Media, Inc., xAD, Inc., Verve Wireless, Inc., PlaceIQ, Inc. and NinthDecimal, Inc., among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. Furthermore, in fiscal 2015 we began to report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, our impairment review each year or on an interim basis shall be conducted by segment, which can result in a different outcome than if assessed on an overall consolidated basis. Revenue from our mobile navigation business has been declining substantially over the last few years and continued deterioration of this revenue base can result in an impairment of the goodwill and intangibles assigned to this reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2015, the estimated fair value of our mobile navigation business exceeded its carrying value by 22%. We have not recognized any impairment of goodwill in the three year period ended June 30, 2015 and the three months ended September 30, 2015.
Warranty claims, product liability claims and product recalls could subject us to significant costs and adversely affect our financial results.
We warrant our automotive navigation products to be free from defects in materials, workmanship and design for periods ranging from three months to seven years. If our navigation services or products contain defects, there are errors in the maps supplied by third party map providers or if our end users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. In addition, if any of our designed products are defective or are alleged to be defective, we may be required to participate in a recall campaign. These recall and warranty costs could be exacerbated to the extent they relate to global platforms. Furthermore, recall actions could adversely affect our reputation or market acceptance of our products, particularly if those recall actions cause consumers to question the safety or reliability of our products. Warranty claims, a successful product liability claim or a requirement that we participate in a product recall campaign may adversely affect our results of operations and financial condition.
We accrue costs related to warranty claims when they are probable of being incurred and reasonably estimable. Our warranty costs have historically not been material. From time to time, we experience incidents where it may be necessary for us to expend resources to investigate and remedy a potential warranty claim.
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
In connection with a software quality issue that was identified related to maps displayed in software deployed to certain vehicles released in North America in 2015, we have accrued a reserve of $0.1 million as of September 30, 2015. The software quality issue does not present a risk to driver safety. The actual costs are uncertain at this time and we are currently working with our customer to evaluate the appropriate solution. If the actual costs exceed our estimates, our results of operations and financial condition may be adversely affected.
We may be required to recognize a significant charge to earnings if our strategic private equity investments become impaired.
We have in the past and may in the future enter into investments in businesses in order to complement or expand our current business or enter into new markets. Private equity investments are inherently risky and subject to factors outside of our control and no assurance can be given that our previous or future investments will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. We may be required to record a significant charge in our financial statements during the period in which any impairment of our private equity investments is determined, which could adversely impact our results of operations. We recorded impairment charges of $0.4 million for cost-basis investments during the three months ended September 30, 2015.
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
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2014 and 2015, and expected losses in fiscal 2016 and potentially future years in the U.S., we maintained a full valuation allowance on deferred tax assets in the U.S. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets in China and the United Kingdom. In the event deferred tax assets in Germany cannot be realized based upon the ability to generate future income in Germany, our effective tax rate would be negatively impacted.
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
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. We most recently amended our TomTom agreement effective January 30, 2014 to extend the license period for TomTom map data for voice-guided turn by turn GPS navigation service for mobile phones (except for Sprint’s bundled offering, automotive navigation products) through December 31, 2015. Our agreement with HERE was automatically renewed under its existing terms through January 31, 2016, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. Nokia, which owns HERE, announced in August 2015 that it has agreed to sell HERE to a consortium of German automobile manufacturers, and the sale of HERE may increase our costs.
We may identify other requisite content and content-related technologies, including certain geocoding data necessary for our OSM products, that we may be unable to license or develop internally.  If we are unsuccessful in these endeavors, we may be unable to successfully launch our OSM-based products globally and across all desired product offerings.
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
We use hosted services provided by Amazon Web Services, or AWS, and wireless carrier networks to deliver our navigation and advertising platform services. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. In the event that AWS experiences a disruption in services or a natural disaster, our ability to continue providing our services would be compromised. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete the negotiation for and scale of additional hosting services, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure third party hosting services with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier customers, increases in the number of our end users or increases in data traffic.
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
Being selected to participate and being designed into new vehicle models is a lengthy and time consuming process and our navigation services platform may not be included for factors beyond our control even if we are participating in the vehicle design with an OEM. Because of these lengthy cycles, we may experience delays from the time we begin the sales process and incur increased costs and expenses to obtain a partner as a customer and integrate our navigation services platform until the time we generate revenue from such wireless carrier, OEM or automobile manufacturer. These delays may make it difficult to predict when we will generate revenue from new customers. For example, we entered into an agreement with GM in January 2014, but we do not anticipate generating meaningful revenue related to the distribution of our embedded and connected navigation solutions in vehicles under this agreement until certain model year 2017 vehicles come to market. While we may launch brought-in services, such as GM’s OnStar RemoteLink® application and Toyota's Scout GPS Link, more quickly, we may not be able to recognize a significant portion of the revenue we generate from those services if we have obligations to provide support for a long period of time. Although we may develop usage data to support a more rapid revenue recognition for those services, we may not have sufficient evidence to support earlier revenue recognition.
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
As of September 30, 2015, we had international operations in China, Romania, Germany, Mexico and Japan. Our experience with wireless carriers, automobile manufacturers and OEMs and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 97% and 94% of our total revenue in the three months ended September 30, 2015 and 2014, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
We rely on network infrastructures provided by our wireless carrier customers, mobile phones and in-car wireless connections for the delivery of our mobile navigation services to end users.
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
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space. Recently Nokia sold its mobile phone business to Microsoft and announced an agreement to sell HERE, its mapping business, to a consortium of German automobile manufacturers. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. We may be unable to replace our map suppliers, were we to lose a map supplier, and the remaining map supplier may increase license fees. In addition, as we continue to use more OSM-based maps and no longer purchase maps from those suppliers, we may be unable to purchase other data that is integral to our navigation products from our existing map suppliers.
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
It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, further regulate the automobile industry or impair the mobile advertising industry, including laws and regulations regarding lawful interception of personal data, hands free use of mobile phones or navigation services within vehicles or the control of such use, privacy, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of the industries in which our products and services are used will increase and that we will be required to devote legal and other resources to address this regulation. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of September 30, 2015, only three research analysts published reports regarding our company. In addition, if our stock were to trade at prices below $5.00 per share in the future, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 37.7% of our common stock outstanding as of September 30, 2015. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2015	68,943	$7.57	68,943	$5,697,688
August 1 – August 31, 2015	7,000	6.84	7,000	5,649,842
September 1 – September 30, 2015	—	—	—	—
Total	75,943		75,943	$—

(1)
The purchases of our shares of common stock by us were made pursuant to a stock repurchase plan announced by us in September 2014 that expired in September 2015, under which our board of directors authorized us to purchase shares of our common stock up to an aggregate of $10.0 million, inclusive of broker fees.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.18+	Amendment No. 18 effective June 17, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.35#	Amended and Restated Employment Agreement, dated September 30, 2015, by and between Telenav, Inc. and Rohan Chandran.	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	November 9, 2015	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	November 9, 2015	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.18+	Amendment No. 18 effective June 17, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.35#	Amended and Restated Employment Agreement, dated September 30, 2015, by and between Telenav, Inc. and Rohan Chandran.	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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