Form 10-Q
period 2015-12-31
Telenav, Inc.
filed 2016-02-09
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2015

or

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
As of December 31, 2015, there were approximately 41,375,226 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2015	June 30, 2015*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,093	$18,721
Short-term investments	98,201	101,195
Accounts receivable, net of allowances of $85 and $211 at December 31, 2015 and June 30, 2015, respectively	37,449	36,493
Deferred income taxes, net	—	327
Restricted cash	4,679	4,878
Income taxes receivable	5,466	6,080
Deferred costs	1,157	432
Prepaid expenses and other current assets	4,095	3,856
Total current assets	163,140	171,982
Property and equipment, net	4,680	7,126
Deferred income taxes, non-current	649	443
Goodwill and intangible assets, net	36,513	37,528
Deferred costs, non-current	6,286	2,709
Other assets	2,741	4,134
Total assets	$214,009	$223,922
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$910	$830
Accrued compensation	8,105	9,628
Accrued royalties	11,395	9,358
Other accrued expenses	13,371	10,918
Deferred revenue	3,109	2,109
Income taxes payable	886	724
Total current liabilities	37,776	33,567
Deferred rent, non-current	81	4,858
Deferred revenue, non-current	10,742	4,719
Other long-term liabilities	2,696	4,595
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 41,375 and 40,537 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	41	41
Additional paid-in capital	145,546	140,406
Accumulated other comprehensive loss	(2,344)	(1,540)
Retained earnings	19,471	37,276
Total stockholders’ equity	162,714	176,183
Total liabilities and stockholders’ equity	$214,009	$223,922
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2015
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenue:
Product	$31,160	$23,461	$62,269	$42,377
Services	14,093	16,319	27,045	32,390
Total revenue	45,253	39,780	89,314	74,767
Cost of revenue:
Product	18,364	12,824	36,447	23,002
Services	6,168	6,709	11,472	12,491
Total cost of revenue	24,532	19,533	47,919	35,493
Gross profit	20,721	20,247	41,395	39,274
Operating expenses:
Research and development	16,653	16,620	34,640	33,618
Sales and marketing	6,524	6,710	13,522	12,906
General and administrative	5,844	5,697	12,079	11,910
Restructuring	(1,468)	565	(1,468)	565
Total operating expenses	27,553	29,592	58,773	58,999
Loss from operations	(6,832)	(9,345)	(17,378)	(19,725)
Other income (expense), net	520	870	333	2,173
Loss before provision (benefit) for income taxes	(6,312)	(8,475)	(17,045)	(17,552)
Provision (benefit) for income taxes	327	(5,752)	440	(6,892)
Net loss	$(6,639)	$(2,723)	$(17,485)	$(10,660)

Net loss per share:
Basic	$(0.16)	$(0.07)	$(0.43)	$(0.27)
Diluted	$(0.16)	$(0.07)	$(0.43)	$(0.27)
Weighted average shares used in computing net loss per share:
Basic	41,038	39,916	40,820	39,727
Diluted	41,038	39,916	40,820	39,727

Stock-based compensation expense included above:
Cost of revenue	$39	$27	$71	$51
Research and development	1,771	1,125	3,229	2,625
Sales and marketing	835	730	1,675	1,494
General and administrative	535	657	1,292	1,757
Total stock-based compensation expense	$3,180	$2,539	$6,267	$5,927
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014

Net loss	$(6,639)	$(2,723)	$(17,485)	$(10,660)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment, net of tax	(392)	(360)	(577)	(1,005)
Available-for-sale securities:
Unrealized loss on available-for-sale securities, net of tax	(239)	(115)	(233)	(304)
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	4	(11)	6	(256)
Net decrease from available-for-sale securities, net of tax	(235)	(126)	(227)	(560)
Other comprehensive loss, net of tax:	(627)	(486)	(804)	(1,565)
Comprehensive loss	$(7,266)	$(3,209)	$(18,289)	$(12,225)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2015	2014
Operating activities
Net loss	$(17,485)	$(10,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,916	2,876
Amortization of net premium on short-term investments	381	850
Stock-based compensation expense	6,267	5,927
Write-off of long-term investments	477	—
(Gain) loss on disposal of property and equipment	(4)	8
Bad debt expense	51	14
Changes in operating assets and liabilities:
Accounts receivable	(1,007)	(5,524)
Deferred income taxes	121	673
Restricted cash	199	898
Income taxes receivable	614	(7,243)
Deferred costs	(4,302)	(723)
Prepaid expenses and other current assets	(239)	3,775
Other assets	908	42
Accounts payable	80	647
Accrued compensation	(1,523)	(3,956)
Accrued royalties	2,037	6,156
Accrued expenses and other liabilities	(1,524)	(953)
Income taxes payable	162	64
Deferred rent	(814)	(1,104)
Deferred revenue	7,023	2,807
Net cash used in operating activities	(6,662)	(5,426)
Investing activities
Purchases of property and equipment	(332)	(512)
Purchases of short-term investments	(20,622)	(87,803)
Purchase of long-term investments	—	(200)
Proceeds from sales and maturities of short-term investments	23,009	95,611
Net cash provided by investing activities	2,055	7,096
Financing activities
Proceeds from exercise of stock options	921	1,781
Repurchase of common stock	(570)	(1,139)
Tax withholdings related to net share settlements of restricted stock units	(1,796)	(854)
Net cash used in financing activities	(1,445)	(212)
Effect of exchange rate changes on cash and cash equivalents	(576)	(1,005)
Net increase (decrease) in cash and cash equivalents	(6,628)	453
Cash and cash equivalents, at beginning of period	18,721	14,534
Cash and cash equivalents, at end of period	$12,093	$14,987
Supplemental disclosure of cash flow information
Income taxes paid (received), net	$(528)	$97
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three and six months ended December 31, 2015 and 2014.
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
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company, or Ford, comprised 66% and 57% of revenue for the three months ended December 31, 2015 and 2014, respectively, and 68% and 55% of revenue for the six months ended December 31, 2015 and 2014, respectively. As of December 31, 2015 and June 30, 2015, receivables due from Ford were 58% of total accounts receivable. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 10% and 18% of revenue for the three months ended December 31, 2015 and 2014, respectively, and 10% and 19% of revenue for the six months ended December 31, 2015 and 2014, respectively. Receivables due from AT&T were 9% and 14% of total accounts receivable at December 31, 2015 and June 30, 2015, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Certain of our licensed map, points of interest, or POI, and traffic data have been provided principally by TomTom North America, Inc., or TomTom, and HERE North America, LLC, or HERE, in the three and six months ended December 31, 2015 and 2014. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of December 31, 2015 and June 30, 2015, we had restricted cash of $4.7 million and $4.9 million, respectively, on our consolidated balance sheets, comprised primarily of an overpayment from a customer that is expected to be refunded.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, during the three months ended December 31, 2015, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2015	$(1,377)	$(163)	$(1,540)
Other comprehensive loss before reclassifications, net of tax	(577)	(233)	(810)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	6	6
Other comprehensive loss, net of tax	(577)	(227)	(804)
Balance, net of tax as of December 31, 2015	$(1,954)	$(390)	$(2,344)

The amounts reclassified from accumulated other comprehensive loss, net of tax, were determined using the specific identification method and the amounts were included in other income (expense), net, for the six months ended December 31, 2015, and 2014.

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the six months ended December 31, 2015, and 2014.
Long-term investments
As of December 31, 2015, the carrying value of our investments in privately-held companies totaled $1.5 million. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-basis investments are carried at historical cost in our condensed consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost-basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-basis investments for impairment. We recorded a $250,000 impairment charge for cost-method investments during the six months ended December 31, 2015.
In addition to these cost basis investments, in June 2015 we entered into an agreement to spin off a product line developed by our Xi'an, China team, including certain assets and technology as well as the transfer of 12 employees, and we agreed to invest $800,000 in the form of a convertible note. We are the primary investor; however, we do not have significant influence over the operations of the business. Accordingly, we recorded the monthly net change in operating results against the carrying value of the convertible note recorded in long-term investments on our consolidated balance sheet. The entity's success is contingent upon its ability to generate revenue and raise additional capital.  Based upon the early stage of this entity, its lack of success to date in each of these endeavors, and China's recent unfavorable macroeconomic conditions making the raising of additional capital difficult, we recorded an impairment charge of $227,000 to write down the carrying value of the convertible note to zero during the three and six months ended December 31, 2015.

Including the impairment in the Xi'an, China spin off above, we recorded impairment charges of $477,000 in the six months ended December 31, 2015. We did not record any impairment charges for the six months ended December 31, 2014.

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
Recent accounting pronouncements
In November 2015, the Financial Accounting Standards Board, or FASB, issued new guidance which simplifies the presentation of deferred income taxes. This new standard requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted this standard effective October 1, 2015 on a prospective basis, which resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our consolidated balance sheet. No prior periods were retrospectively adjusted. Adoption of this standard resulted in a $327,000 decrease in current deferred tax assets and a corresponding $89,000 increase in non-current deferred tax assets and a $238,000 decrease in other long-term liabilities on our balance sheet.
In February 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the impact, if any, of adopting this new accounting guidance on our financial statements.
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Net loss	$(6,639)	$(2,723)	$(17,485)	$(10,660)
Weighted average common shares used in computing net loss per share, basic and diluted	41,038	39,916	40,820	39,727
Net loss per share, basic and diluted	$(0.16)	$(0.07)	$(0.43)	$(0.27)

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Stock options	5,111	5,387	5,111	5,387
Restricted stock units	4,393	4,810	4,393	4,810
Total	9,504	10,197	9,504	10,197

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three and six months ended December 31, 2015 and 2014.
Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$10,973	$—	$—	$10,973
Cash equivalents:
Money market mutual funds	420	—	—	420
Commercial paper	700	—	—	700
Total cash equivalents	1,120	—	—	1,120
Total cash and cash equivalents	12,093	—	—	12,093
Short-term securities:
U.S. treasury securities	1,199	—	(2)	1,197
Asset-backed securities	13,863	—	(25)	13,838
Municipal securities	8,260	3	(6)	8,257
Commercial paper	3,991	—	—	3,991
Agency bonds	10,488	—	(30)	10,458
Corporate bonds	60,653	9	(202)	60,460
Total short-term investments	98,454	12	(265)	98,201
Cash, cash equivalents and short-term investments	$110,547	$12	$(265)	$110,294

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

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2015 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$55,459	$55,405
Due between one and two years	27,460	27,332
Due after two years	15,535	15,464
Total	$98,454	$98,201

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of December 31, 2015, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at December 31, 2015 (in thousands):

	Fair Value Measurements at December 31, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$420	$420	$—	$—
Commercial paper	700	—	700	—
Total cash equivalents	1,120	420	700	—
Short-term investments:
U.S. treasury securities	1,197	1,197	—	—
Asset-backed securities	13,838	—	13,838	—
Municipal securities	8,257	—	8,257	—
Commercial paper	3,991	—	3,991	—
Agency bonds	10,458	—	10,458	—
Corporate bonds	60,460	—	60,460	—
Total short-term investments	98,201	1,197	97,004	—
Cash equivalents and short-term investments	$99,321	$1,617	$97,704	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2015 (in thousands):

	Fair Value Measurements at June 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$7,915	$7,915	$—	$—
Total cash equivalents	7,915	7,915	—	—
Short-term investments:
Asset-backed securities	16,983	—	16,983	—
Municipal securities	10,017	—	10,017	—
Commercial paper	1,998	—	1,998	—
Agency bonds	7,646	—	7,646	—
Corporate bonds	64,551	—	64,551	—
Total short-term investments	101,195	—	101,195	—
Cash equivalents and short-term investments	$109,110	$7,915	$101,195	$—
Amortization of net premium on short-term investments totaled $381,000 and $850,000 in the six months ended December 31, 2015 and 2014, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the six months ended December 31, 2015 and 2014, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2015 or June 30, 2015.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

5.	Commitments and contingencies
Operating lease and purchase obligations
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for our corporate facilities on De Guigne Drive in Sunnyvale, California. The lease termination will become effective on (a) March 31, 2016 with respect to 920 De Guigne Drive and 950 De Guigne Drive; and (b) June 30, 2016 with respect to 930 De Guigne Drive. On the same day, we also entered into a lease termination agreement with our sublease tenant for the termination of our sublease of 930 De Guigne Drive. The sublease termination is to become effective on June 30, 2016, and the sublease tenant has the right to advance the termination date to no earlier than March 31, 2016, subject to certain terms and conditions.
In connection with these lease termination agreements, we recorded the following amounts during the three months ended December 31, 2015: i) the reversal of a $1.5 million restructuring accrual related to 920 De Guigne Drive, as this amount represents the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable; ii) the reversal of a $0.5 million loss accrual related to 930 De Guigne Drive, as this amount represents our loss from subleasing the building from July 2016 through November 2019 that we will no longer incur, partly offset by an accrual of $0.4 million related to the early lease termination fee payable to our sublease tenant; and iii) the reversal of $621,000 of the total $1.2 million of deferred rent related to 950 De Guigne Drive, as this amount represents our deferred rent liability that is no longer required. We reversed $621,000 as a credit to rent expense in the three months ended December 31, 2015. The remaining excess deferred rent balance of $621,000 as of December 31, 2015 will be reversed and credited to rent expense in the three months ending March 31, 2016.

On December 18, 2015, we entered into a sublease agreement dated November 11, 2015 (the “Lease”) with Avaya Inc. to lease approximately 55,000 square feet of office and research and development space located at 4655 Great America Parkway, 3rd Floor, in Santa Clara, California (the “Great America Facility”) for a period of five years and one month (the “Term”), which is expected to begin on April 1, 2016, subject to the completion of certain improvements to the facility prior to our occupancy. The Lease provides for average monthly base rent payments during the Term of approximately $99,000 as set forth in the Lease. The Lease also provides that we must also pay certain expenses and fees, including common area maintenance and property tax, in addition to the base rent. We plan to relocate our corporate headquarters, and all employees currently based at our De Guigne Drive facilities in Sunnyvale, California, to the Great America Facility.
As of December 31, 2015, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter
Operating lease obligations, net of sublease income	$14,581	$2,465	$3,134	$2,840	$2,380	$1,954	$1,808
Purchase obligations	4,910	1,542	1,724	507	207	207	723
Total contractual obligations	$19,491	$4,007	$4,858	$3,347	$2,587	$2,161	$2,531

Joint venture investment commitment
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of connected navigation systems for the China automotive aftermarket and local OEMs. We agreed to invest RMB 9.95 million (approximately $1.5 million as of December 31, 2015) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $772,000 as of December 31, 2015) license fee.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

We have not made any capital contributions to the joint venture, and the parties are currently renegotiating the nature, timing and amounts of capital to be contributed. Accordingly, the joint venture has not been formed. In December 2015, we and Huazhong completed the TLA with a term of ten years. In addition, we and Huazhong negotiated a Technology Development Service Agreement, whereby we will provide the joint venture with specified technical services in exchange for a non-refundable technical services fee, subject to the completion of a statement of work by the parties.
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case has been sent back to the U.S. District Court for the District of Delaware and trial is currently scheduled for February 2017. During the three months ended December 31, 2015, we accrued $750,000 related to this litigation. We believe that it is probable that we will incur a loss; however, beyond the amount accrued we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
In connection with a software quality issue that was identified related to maps displayed in software deployed to certain vehicles released in North America in 2015, we have accrued a reserve of $50,000 as of December 31, 2015. The software quality issue does not present a risk to driver safety. The actual costs are uncertain at this time and we are currently working with our customer to evaluate the appropriate solution. If the actual costs exceed our estimates, our results of operations and financial condition may be adversely affected.

6.	Guarantees and indemnifications
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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2015	4,781	$5.40
Granted	950
Exercised	(448)
Canceled	(167)
Options outstanding as of December 31, 2015	5,116	$5.92	5.17	$4,814
As of December 31, 2015:
Options vested and expected to vest	4,820	$5.85	4.99	$4,784
Options exercisable	3,508	$5.45	3.99	$4,617

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2015	4,290
Granted	1,483
Vested	(726)
Canceled	(531)
RSUs outstanding as of December 31, 2015	4,516	1.52	$25,698
As of December 31, 2015:
RSUs expected to vest	3,727	1.38	$21,208

RSUs vested above includes 260,094 shares withheld for taxes related to net share settlements of RSUs.

During the six months ended December 31, 2015, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,621,476 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2015	1,947
Additional shares authorized	1,621
Granted	(2,433)
RSUs withheld for taxes in net share settlements	260
Canceled	697
Shares available for grant as of December 31, 2015	2,092
The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Stock option awards	$441	$545	$851	$1,234
RSU awards	2,739	1,945	5,416	4,187
Restricted common stock	—	49	—	506
Total stock-based compensation expense	$3,180	$2,539	$6,267	$5,927

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Expected volatility	52%	59%	52%	54%
Expected term (in years)	4.48	4.42	4.46	4.38
Risk-free interest rate	1.52%	1.49%	1.54%	1.62%
Dividend yield	—	—	—	—

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
As of June 30, 2015, we had granted 106,000 performance-based RSUs to certain non-executive employees. No performance-based RSUs were vested or canceled during the six months ended December 31, 2015.

In addition, in July 2015, our board of directors approved reserving an aggregate of approximately $1.2 million of shares for performance-based RSUs to be earned by certain non-executive employees based upon the achievement of specified performance milestones measured over approximately six months. Upon achievement and approval of each milestone RSU grant by our board of directors, 50% of the RSUs will vest immediately and the remaining 50% will vest one year following the vest date of the first grant. The size of each RSU grant will be determined by dividing the value of the reward for each milestone by the price of our common stock on the date of grant. As of December 31, 2015, 29,246 shares had been granted under these milestones and are included as a component of shares granted in our summary table of RSU activity above.

8.	Stock repurchase program
In September 2014, we announced that our board of directors authorized a program for the repurchase of shares of our common stock up to an aggregate of $10.0 million through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $570,000 of cash to repurchase 75,943 shares of our common stock at an average purchase price of $7.50 per share during the six months ended December 31, 2015. As of September 30, 2015, this repurchase program had expired.
Repurchased shares are retired and designated as authorized but unissued shares. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the six months ended December 31, 2015, we reduced common stock and APIC by an aggregate of $249,000 and charged $321,000 to retained earnings.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate, which resulted in the recognition of a tax expense, was 3% in the six months ended December 31, 2015 compared to an effective tax rate, which resulted in the recognition of a tax benefit, of 39% in the six months ended December 31, 2014. Our effective tax rate of 3% for the six months ended December 31, 2015 was less than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two year carryback period. Our effective tax rate of 39% for the six months ended December 31, 2014 was greater than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to the recognition of a $3.0 million state income tax refund as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010, as well as true up adjustments totaling $1.5 million in connection with the filing of our fiscal 2014 tax return, partially offset by an increase in the valuation allowance as a result of the limitations of benefit from the loss carryback.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of December 31, 2015 and June 30, 2015, our cumulative unrecognized tax benefits were $6.1 million. Included in the balance of unrecognized tax benefits at December 31, 2015 and June 30, 2015 was $1.7 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We had accrued $541,000 and $493,000 for the payment of interest and penalties at December 31, 2015 and June 30, 2015, respectively.
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
We have recorded a $5.4 million income tax receivable as of December 31, 2015 for a U.S. federal tax refund resulting from our ability to carry back fiscal 2015 losses and credits to previous years.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 became effective, which made several tax extender provisions permanent as well as extending others. Most notable was the permanent extension of the research and development credit which has been temporary since its enactment in 1981. Due to the inability to utilize the research and development credits, we do not expect this legislation to have a material impact on our financial statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

10.	Restructuring
During fiscal 2014, we recorded restructuring charges of $2.4 million related to severance and benefits for certain eliminated positions and $2.0 million related to the impairment of facility leases in connection with our consolidation of facilities. During the three months ended December 31, 2015, in connection with our office lease termination agreement described further in Note 5 Commitments and Contingencies, we reversed $1.5 million previously charged to our restructuring accrual as facility exit costs. As of December 31, 2015, our remaining restructuring liabilities are associated with facility exit costs, including brokerage fees and rent through the date our office lease terminates. Activity related to our restructuring liabilities for the six months ended December 31, 2015 is presented in the following table (in thousands):

Balance at June 30, 2015	$2,644
Restructuring expenses	28
Cash payments	(714)
Other	(1,468)
Balance at December 31, 2015	$490
The $490,000 in total restructuring liabilities was recorded in other accrued expenses on our consolidated balance sheet as of December 31, 2015.

11.	Segments
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

Our CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. In addition, with the exception of accounts receivable and goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Our segment results for the six months ended December 31, 2015 and 2014 were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue
Automotive	$31,846	$24,077	$63,589	$43,579
Advertising	6,688	4,732	11,539	8,707
Mobile Navigation	6,719	10,971	14,186	22,481
Total revenue	45,253	39,780	89,314	74,767
Cost of revenue
Automotive	18,931	13,240	37,452	23,636
Advertising	3,755	3,298	6,750	5,838
Mobile Navigation	1,846	2,995	3,717	6,019
Total cost of revenue	24,532	19,533	47,919	35,493
Gross profit
Automotive	12,915	10,837	26,137	19,943
Advertising	2,933	1,434	4,789	2,869
Mobile Navigation	4,873	7,976	10,469	16,462
Total gross profit	$20,721	$20,247	$41,395	$39,274
Gross margin
Automotive	41%	45%	41%	46%
Advertising	44%	30%	42%	33%
Mobile Navigation	73%	73%	74%	73%
Total gross margin	46%	51%	46%	53%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview

Telenav is a leading provider of location-based platform services. These services consist of our automotive and mobile navigation platform and our advertising delivery platform. Our automotive and mobile navigation platform allows Telenav to deliver enhanced location-based services to auto manufacturers, developers, and end users through various distribution channels, including wireless carriers. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. We report revenue, cost of revenue and gross profit results in three business segments: automotive, advertising and mobile navigation.
Our map and navigation platform was originally developed to target mobile devices with real-time directions and information about places near the user’s mobile device. More recently, we have evolved our platform so that it is primarily targeted to deliver solutions for automotive manufacturers and OEMs. We have also enhanced our solutions to make them better suited for the in-car experience.
We have developed proprietary technologies that enable us to provide location-based mapping and navigation services. These technologies include both client-based and cloud-based services. Our client-based technologies include a navigation and guidance engine and tools allowing us to efficiently develop and deploy new applications to mobile phones and in vehicles. Our back-end cloud-based services technologies allow us to deliver real-time location-based data for users and third party software developers that adopt our software development kit, or SDK, and application protocol interfaces, or APIs. We have developed a flexible platform that allows us to use multiple data providers for navigation, maps, points of interest, or POIs, traffic and other location-based content services. More recently, we have been expanding our offering of automotive solutions that utilize navigation to also enhance automotive OEM offerings of Advanced Driver Assistance Systems, or ADAS, and semi-autonomous capabilities. Such ADAS features use map attributes to tell the vehicle about upcoming road characteristics such as curvature and elevation. This information is used by the vehicle to improve fuel economy and safety.
For our automotive segment customers, we offer our auto and mobile navigation platform services to vehicle manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. Our primary automotive customer to date, Ford Motor Company, or Ford, currently distributes our on-board product as an optional feature with all of its models in the United States, Canada, Mexico, Europe and China, as well as offered in models in South America, Australia and New Zealand. In addition, in July 2015, Ford Australia and New Zealand adopted a map update program as part of its Sync 2 product distribution. Under this program, Ford owners with Sync 2 will be eligible to receive annual map updates at no additional cost through December 2023. Ford will pay us an annual fee and a per unit fee for these updates.

In January 2014, we entered into an agreement with General Motors Corporation, or GM, for integration of our on-board and connected navigation solutions in its vehicles, which we expect to launch in model year 2017. Our relationship with GM also includes brought-in services for vehicles, and in January 2015 GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform, which includes mapping and one-box search. In addition, in November 2015, the European equivalent of GM's OnStar RemoteLink® was launched in Europe for its Opel and Vauxhall brands. In July 2015, we and Toyota Motor Corporation, or Toyota, announced a partnership for brought-in navigation services where our Scout® GPS Link will be available in Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout® GPS Link mobile application, and as of December 2015, the ability to connect to our mobile application is a standard feature or is available as an option on more than 75% of 2016 Toyota models in the United States. We believe our history as a supplier of cloud-based navigation services provides a unique advantage in the automotive navigation marketplace over our competitors.
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
We derive revenue from automobile manufacturers and OEMs, advertisers and advertising agencies, and wireless carriers. We receive revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services. These manufacturers have typically not provided us with any volume or revenue guarantees. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners that work closely with local and small business advertisers. We also derive revenue from our partnerships with wireless carriers, who pay us to enable their subscribers to use our mobile navigation services. Some of these wireless carriers bill their subscribers on a monthly recurring basis and the number of those monthly recurring subscribers to which we provide services continues to decline, resulting in substantial declines in our revenue from wireless carriers.
We generate revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform. Ford pays us a royalty fee on Sync 2 on-board solutions as the software is reproduced for installation in vehicles with our automotive navigation solutions and pays us a royalty fee on Sync 3 on-board solutions as the hardware that includes our software is received by Ford. In addition, we earn a one-time royalty for each new vehicle owner who downloads the GM OnStar RemoteLink® application, whereby we provide enhanced search capabilities for contracted service periods. We also earn a one-time royalty for each new Toyota vehicle enabled to connect with our Scout® GPS Link mobile application.
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
Recent Developments
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of connected navigation systems for the China automotive aftermarket and local OEMs. We agreed to invest RMB 9.95 million (approximately $1.5 million as of December 31, 2015) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $0.8 million as of December 31, 2015)license fee.

We have not made any capital contributions to the joint venture, and the parties are currently renegotiating the nature, timing and amounts of capital to be contributed. Accordingly, the joint venture has not been formed. In December 2015, we and Huazhong completed the TLA with a term of ten years. In addition, we and Huazhong negotiated a Technology Development Service Agreement, whereby we will provide the joint venture with specified technical services in exchange for a non-refundable technical services fee, subject to the completion of a statement of work by the parties.
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for our corporate facilities on De Guigne Drive in Sunnyvale, California. The lease termination is to become effective on (a) March 31, 2016 with respect to 920 De Guigne Drive and 950 De Guigne Drive; and (b) June 30, 2016 with respect to 930 De Guigne Drive. On the same day, we also entered into a lease termination agreement with our sublease tenant for the termination of our sublease of 930 De Guigne Drive. The sublease termination is to become effective on June 30, 2016, and the sublease tenant has the right to advance the termination date to no earlier than March 31, 2016, subject to certain terms and conditions.
In connection with these lease termination agreements, we recorded the following amounts during the three months ended December 31, 2015: i) the reversal of a $1.5 million restructuring accrual related to 920 De Guigne Drive, as this amount represents the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable; ii) the reversal of a $0.5 million loss accrual related to 930 De Guigne Drive, as this amount represents our loss from subleasing the building from July 2016 through November 2019 that we will no longer incur, partly offset by an accrual of $0.4 million related to the early lease termination fee payable to our sublease tenant; and iii) the reversal of $0.6 million of the total $1.2 million of deferred rent related to 950 De Guigne Drive, as this amount represents our deferred rent liability that is no longer required. We reversed $0.6 million as a credit to rent expense in the three months ended December 31, 2015. The remaining excess deferred rent balance of $0.6 million as of December 31, 2015 will be reversed and credited to rent expense in the three months ending March 31, 2016.
On December 18, 2015, we entered into a sublease agreement dated November 11, 2015 (the “Lease”) with Avaya Inc. to lease approximately 55,000 square feet of office and research and development space located at 4655 Great America Parkway, 3rd Floor, in Santa Clara, California (the “Great America Facility”) for a period of five years and one month (the “Term”), which is expected to begin on April 1, 2016, subject to the completion of certain improvements to the facility prior to our occupancy. The Lease provides for average monthly base rent payments during the Term of approximately $0.1 million as set forth in the Lease. The Lease also provides that we must also pay certain expenses and fees, including common area maintenance and property tax, in addition to the base rent. We plan to relocate our corporate headquarters, and all employees currently based at the De Guigne Drive facilities in Sunnyvale, California, to the Great America Facility.
In January 2016, we decided to shift our focus in our advertising business from growth to profitability. We anticipate that our third quarter ending March 31, 2016, which is typically seasonally down in revenue from the December quarter, will be the peak quarter of losses for our advertising business. In the near-term, we are taking actions to reduce our operating costs and are targeting to achieve break-even on a cash basis for our advertising business by the end of calendar 2016. We use the adjusted EBITDA metric in measuring this performance. We expect that this shift in strategy from growth to profitability will require us to evaluate the carrying value of our goodwill and intangible assets for impairment during the three months ending March 31, 2016 rather than in the ordinary course of practice during the last quarter of our fiscal year.

Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures such as billings, change in deferred revenue, change in deferred costs, non-GAAP net income (loss), adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and diluted non-GAAP net income (loss) per share are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do (in thousands, except percentages and per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenue	$45,253	$39,780	$89,314	$74,767
Billings (Non-GAAP)	$48,435	$42,665	$96,337	$77,574

Increase (decrease) in deferred revenue	$3,182	$2,885	$7,023	$2,807
Increase (decrease) in deferred costs	$1,629	$189	$4,302	$723

Gross margin	46%	51%	46%	53%
Non-GAAP gross margin	47%	53%	47%	55%

Net loss	$(6,639)	$(2,723)	$(17,485)	$(10,660)
Non-GAAP net loss	$(4,491)	$(2,995)	$(11,542)	$(6,866)
Adjusted EBITDA	$(4,144)	$(4,842)	$(10,534)	$(10,357)

Diluted net loss per share	$(0.16)	$(0.07)	$(0.43)	$(0.27)
Diluted non-GAAP net loss per share	$(0.11)	$(0.08)	$(0.28)	$(0.17)

Billings measures revenue recognized plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors because billings drives deferred revenue, which is an important indicator of the health and viability of our business. While we believe a disproportionately high degree of costs and value in the product or service has been provided at the time of billing to the customer, we are required under GAAP to defer revenue recognition over much longer periods, currently up to ten years. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue and may require additional services to be provided over contracted service periods. For example, billings related to certain connected solutions cannot be fully recognized as revenue in a given period due to requirements for ongoing provisioning of services such as hosting, monitoring and customer support. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. When we use these measures, we compensate for these limitations by providing specific information regarding revenue and evaluating billings together with revenue calculated in accordance with GAAP. We have also provided a breakdown of the calculation of the change in deferred revenue by segment, which is added to revenue in calculating our non-GAAP metric of billings. In connection with our presentation of the change in deferred revenue, we have provided a similar presentation of the change in the related deferred costs. Such deferred costs primarily include costs associated with third party content and in connection with certain customized software solutions, the costs incurred to develop those solutions. As deferred revenue and deferred costs become larger components of our operating results, we believe these metrics are useful in evaluating cash flow.
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
Non-GAAP gross margin measures our gross margin, excluding the impact of stock-based compensation expense and capitalized software and developed technology amortization expenses. Non-GAAP net loss measures GAAP net loss, excluding the impact of stock-based compensation expense, capitalized software and developed technology amortization expenses, and other applicable items such as legal contingencies, certain unique tax matters, restructuring accruals and reversals, and deferred rent reversals due to lease termination, net of taxes or tax benefits. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us that we exclude from non-GAAP net loss and non-GAAP net loss per share. Legal contingencies represent settlements and offers made to settle patent litigation cases in which we are defendants and royalty disputes. Deferred rent reversals represent the reversal of our deferred rent liability that is no longer required due to our facility lease termination. Capitalized software amortization expense represents internal software costs that were capitalized and are charged to expense as the software is used in our operations. Developed technology amortization expense relates to the amortization of acquired intangible assets. Our non-GAAP tax rate differs from the tax rate due to the elimination of any tax effect of the stock-based compensation expenses, capitalized software and developed technology amortization expense, and applicable legal contingencies, restructuring accruals and reversals, and other items, including unique tax matters, that are being eliminated to arrive at the non-GAAP net loss.
Adjusted EBITDA measures our GAAP net loss excluding the impact of stock-based compensation expense, depreciation, amortization, interest income, other income (expense), provision (benefit) for income taxes, and other applicable items such as legal contingencies, restructuring accruals and reversals and deferred rent reversals due to lease termination, net of tax. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss. We consider Adjusted EBITDA to be a useful metric as a proxy for operating cash flow.
Non-GAAP gross margin, non-GAAP net loss and adjusted EBITDA are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating non-GAAP gross margin, non-GAAP net loss and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, non-GAAP net loss and adjusted EBITDA are key financial measures used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that non-GAAP gross margin, non-GAAP loss from continuing operations, net of tax, and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Diluted non-GAAP net loss per share is calculated as non-GAAP net loss divided by the diluted weighted average number of shares outstanding during the period.
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

•	non-GAAP gross margin, non-GAAP net loss and adjusted EBITDA do not reflect the potentially dilutive impact of equity-based compensation;

•	non-GAAP net loss and adjusted EBITDA do not reflect the use of cash for net share settlements of RSUs;

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.
Because of these and other limitations, you should consider non-GAAP gross margin, non-GAAP net loss, adjusted EBITDA and diluted non-GAAP net loss per share alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results.
The following tables present reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, gross margin to non-GAAP gross margin, net loss to non-GAAP net loss and net loss to adjusted EBITDA for each of the periods indicated (dollars in thousands):

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	$31,846	$24,077	$6,688	$4,732	$6,719	$10,971	$45,253	$39,780
Adjustments: Change in deferred revenue	3,434	3,331	—	—	(252)	(446)	3,182	2,885
Billings (Non-GAAP)	$35,280	$27,408	$6,688	$4,732	$6,467	$10,525	$48,435	$42,665

	Automotive		Advertising		Mobile Navigation		Total
	Six Months Ended December 31,		Six Months Ended December 31,		Six Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Revenue	$63,589	$43,579	$11,539	$8,707	$14,186	$22,481	$89,314	$74,767
Adjustments: Change in deferred revenue	7,251	3,353	—	—	(228)	(546)	7,023	2,807
Billings (Non-GAAP)	$70,840	$46,932	$11,539	$8,707	$13,958	$21,935	$96,337	$77,574

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Deferred revenue, December 31	$12,443	$3,483	$—	$—	$1,408	$1,760	$13,851	$5,243
Deferred revenue, September 30	9,009	152	—	—	1,660	2,206	10,669	2,358
Increase (decrease) in deferred revenue (Non-GAAP)	$3,434	$3,331	$—	$—	$(252)	$(446)	$3,182	$2,885

Deferred costs, December 31	$7,443	$1,223	$—	$—	$—	$—	$7,443	$1,223
Deferred costs, September 30	5,814	1,034	—	—	—	—	5,814	1,034
Increase (decrease) in deferred costs (Non-GAAP)	$1,629	$189	$—	$—	$—	$—	$1,629	$189

	Automotive		Advertising		Mobile Navigation		Total
	Six Months Ended December 31,		Six Months Ended December 31,		Six Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Deferred revenue, December 31	$12,443	$3,483	$—	$—	$1,408	$1,760	$13,851	$5,243
Deferred revenue, June 30	5,192	130	—	—	1,636	2,306	6,828	2,436
Increase (decrease) in deferred revenue (Non-GAAP)	$7,251	$3,353	$—	$—	$(228)	$(546)	$7,023	$2,807

Deferred costs, December 31	$7,443	$1,223	$—	$—	$—	$—	$7,443	$1,223
Deferred costs, June 30	3,141	500	—	—	—	—	3,141	500
Increase (decrease) in deferred costs (Non-GAAP)	$4,302	$723	$—	$—	$—	$—	$4,302	$723

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Gross margin	41%	45%	44%	30%	73%	73%	46%	51%
Adjustments:
Capitalized software and developed technology amortization	—%	1%	1%	9%	1%	1%	1%	2%
Non-GAAP gross margin	41%	46%	45%	39%	74%	74%	47%	53%

	Automotive		Advertising		Mobile Navigation		Total
	Six Months Ended December 31,		Six Months Ended December 31,		Six Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014	2015	2014	2015	2014
Gross margin	41%	46%	42%	33%	74%	73%	46%	53%
Adjustments:
Capitalized software and developed technology amortization	1%	1%	4%	10%	1%	2%	1%	2%
Non-GAAP gross margin	42%	47%	46%	43%	75%	75%	47%	55%

The impact of adjusting for stock-based compensation in determining non-GAAP gross margin is less than 1% for all periods presented.

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
GAAP net loss	$(6,639)	$(2,723)	$(17,485)	$(10,660)
Adjustments:
Legal contingencies	750	—	750	—
Benefit for income taxes due to changes in tax accounting method and amended tax returns	—	(4,061)	—	(4,061)
Restructuring accrual (reversal)	(1,468)	565	(1,468)	565
Deferred rent reversal due to lease termination	(621)	—	(621)	—
Capitalized software and developed technology amortization	307	867	1,015	1,770
Stock-based compensation expense:
Cost of revenue	39	27	71	51
Research and development	1,771	1,125	3,229	2,625
Sales and marketing	835	730	1,675	1,494
General and administrative	535	657	1,292	1,757
Total stock-based compensation expense	3,180	2,539	6,267	5,927
Tax effect of adding back adjustments	—	(182)	—	(407)
Non-GAAP net loss	$(4,491)	$(2,995)	$(11,542)	$(6,866)

Non-GAAP net loss per share, basic and diluted	$(0.11)	$(0.08)	$(0.28)	$(0.17)
Weighted average shares used in computing non-GAAP net loss per share, basic and diluted	41,038	39,916	$40,820	$39,727

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
GAAP net loss	$(6,639)	$(2,723)	$(17,485)	$(10,660)
Adjustments:
Legal contingencies	750	—	750	—
Restructuring accrual (reversal)	(1,468)	565	(1,468)	565
Deferred rent reversal due to lease termination	(621)	—	(621)	—
Stock-based compensation expense	3,180	2,539	6,267	5,927
Depreciation and amortization	847	1,399	1,916	2,876
Interest and other income (expense), net	(520)	(870)	(333)	(2,173)
Provision (benefit) for income taxes	327	(5,752)	440	(6,892)
Adjusted EBITDA	$(4,144)	$(4,842)	$(10,534)	$(10,357)

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
We report revenue, cost of revenue and gross profit results in three business segments: Automotive, Advertising and Mobile Navigation. Our chief executive officer, or CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See " - Results of operations" and Note 11 to the financial statements in this Form 10-Q for more information about our business segments.
Revenue from our Automotive segment represented 71% and 58% of our revenue in the six months ended December 31, 2015 and 2014, respectively. Ford represented 68% and 55% of our revenue in the six months ended December 31, 2015 and 2014, respectively. Our contract with Ford expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal.
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
Our product revenue is primarily derived from our automotive on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our Ford Sync 2 on-board solutions as the software is reproduced for installation in vehicles; however, we currently recognize revenue from Ford Sync 3 as the hardware that includes our software is received by Ford. By December 2016, we anticipate that our Ford Sync 3 arrangement will transition to title transfer as our software is installed in the vehicle and, accordingly, the timing of our revenue recognition will change. As Ford Sync 3 completely replaces Sync 2, this transition could result in a period during which we have reduced revenue. The effect of this change in timing of revenue recognition may be greater for vehicles manufactured outside North America. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the RemoteLink® application. We record the royalty earned as deferred revenue and recognize this revenue over the estimated service period.
In July 2015, Ford Australia and New Zealand adopted a map update program as part of its Sync 2 product distribution. Under this program, Ford owners with Sync 2 will be eligible to receive annual map updates at no additional cost through December 2023. Ford has agreed to pay us an annual fee and a per unit fee for these updates. We record the amount billed for these map updates as deferred revenue and recognize this revenue over the estimated service period.

In August 2015, Toyota began shipping vehicles enabled to connect with our Scout® GPS Link mobile application, and as of December 2015, the ability to connect to our mobile application is a standard feature or is available as an option on more than 75% of 2016 Toyota models in the United States. We earn a one-time royalty for each new Toyota sold and equipped with Entune™ Audio Plus, and we record the royalty earned as deferred revenue. Upon delivery of all elements of the contract, we will recognize this revenue over the estimated service period. Royalties earned and revenue recognized related to Toyota were not material in the six months ended December 31, 2015.
Revenue from our Advertising segment, which includes the delivery of search and display, location-based ads, represented 13% and 12% of our revenue in the six months ended December 31, 2015 and 2014. Our advertising revenue is derived from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. Our ad search revenue is earned from the delivery of location-based ad impressions targeted to end users engaged in a specific search task utilizing our mobile navigation solutions. Ad search revenue represented less than 10% of our overall advertising revenue in the six months ended December 31, 2015 and 2014. Our display revenue relates to the advertising business developed via our Thinknear acquisition that delivers targeted location-based impressions to end users of third party developer applications.

We also offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands). Revenue from our Mobile Navigation segment represented 16% and 30% of our revenue in the six months ended December 31, 2015 and 2014, respectively. Subscription fee revenue from our mobile navigation service declined from the six months ended December 31, 2014 to 2015, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T, T-Mobile USA, or T-Mobile, U.S. Cellular Corporation, or USCC, and Comunicaciones Nextel de Mexico, S.A. de C.V., a subsidiary of NII Holdings, Inc., or NII Mexico.

AT&T represented 10% and 19% of our revenue in the six months ended December 31, 2015 and 2014, respectively. In March 2015, our agreement with AT&T was automatically renewed, under its existing terms through March 2016, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. During fiscal 2016, we anticipate that we will continue to depend on AT&T for a material portion of our revenue; however, we have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect the number of subscribers and related revenue to continue to decline substantially. In addition, as AT&T shifts the manner in which our applications are loaded on their devices to one where users are directed to an application store, the rate of decline in our revenue from AT&T may increase as those subscribers may then search for free alternatives.

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

For fiscal 2016, we expect automotive and advertising revenue to represent the growing components of our revenue but our expectations may not be realized. While we anticipate our revenue to increase in fiscal 2016, the lower gross margins generally experienced with automotive and advertising revenue are expected to result in an overall lower gross margin in fiscal 2016. We expect that services revenue from wireless carrier customers will continue to decline substantially in fiscal 2016 due to the continued decline in the number of monthly recurring subscribers.

In the six months ended December 31, 2015 and 2014, we generated 97% and 95% of our revenue in the United States, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries.

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

We also capitalize and defer recognition of certain licensed map and POI content costs from third parties in a manner similar to deferred revenue for our connected and value-added automotive solutions. Such deferred costs are recognized over the requisite service period and amounted to $7.4 million as of December 31, 2015. As the deferred revenue and related deferred costs are recognized as the underlying services are provided, we will also incur ongoing costs of revenue for network operations, hosting and data center, and customer service support over time.
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
While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2016, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing Open Street Map, or OSM, content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. While our product revenue is expected to increase in fiscal 2016 due to continued growth in automotive, much of this growth will be generated from increasing distribution of our automotive solution with Ford in North America and Europe. Consequently, we expect that our overall total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our mobile navigation offerings provided through wireless carriers.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel into, our growth areas, which include automotive and advertising.
Research and development. Research and development expenses consist primarily of personnel costs for our development and product management employees and costs of outside consultants and temporary staffing. We have focused our research and development efforts on improving the ease of use and functionality of our existing and developing products and services. In addition to our U.S. employee base, a significant number of our research and development employees are located in our development centers in China and, as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB. In addition, with our January 2014 acquisition of skobbler, we have a significant and growing number of employees in Romania and incur research and development expenses in the Romanian Leu.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue has been derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers, as well as consumers acquired through open market application stores. More recently, automotive revenue has comprised the largest portion of our revenue and automotive and advertising revenue have represented the growing components of our revenue. Our sales and marketing activities supporting our automotive navigation services include the costs of our business development efforts. Our automotive manufacturer partners and OEMs also provide primary marketing for our on-board and brought-in navigation services.
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

There have been no material changes in our critical accounting policies and estimates during the six months ended December 31, 2015 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2015.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.
Results of operations
The following tables set forth our results of operations for the three and six months ended December 31, 2015 and 2014, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Consolidated Statements of Operations Data	2015	2014	2015	2014
	(in thousands)
Revenue:
Product	$31,160	$23,461	$62,269	$42,377
Services	14,093	16,319	27,045	32,390
Total revenue	45,253	39,780	89,314	74,767
Cost of revenue:
Product	18,364	12,824	36,447	23,002
Services	6,168	6,709	11,472	12,491
Total cost of revenue	24,532	19,533	47,919	35,493
Gross profit	20,721	20,247	41,395	39,274
Operating expenses:
Research and development	16,653	16,620	34,640	33,618
Sales and marketing	6,524	6,710	13,522	12,906
General and administrative	5,844	5,697	12,079	11,910
Restructuring	(1,468)	565	(1,468)	565
Total operating expenses	27,553	29,592	58,773	58,999
Loss from operations	(6,832)	(9,345)	(17,378)	(19,725)
Other income (expense), net	520	870	333	2,173
Loss before provision (benefit) for income taxes	(6,312)	(8,475)	(17,045)	(17,552)
Provision (benefit) for income taxes	327	(5,752)	440	(6,892)
Net loss	$(6,639)	$(2,723)	$(17,485)	$(10,660)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2015	2014	2015	2014
Revenue:	(as a percentage of revenue)
Product	69%	59%	70%	57%
Services	31%	41%	30%	43%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	40%	32%	41%	31%
Services	14%	17%	13%	16%
Total cost of revenue	54%	49%	54%	47%
Gross profit	46%	51%	46%	53%
Operating expenses:
Research and development	37%	42%	39%	45%
Sales and marketing	14%	17%	15%	17%
General and administrative	13%	14%	14%	16%
Restructuring	(3)%	1%	(2)%	1%
Total operating expenses	61%	74%	66%	79%
Loss from operations	(15)%	(23)%	(20)%	(26)%
Other income (expense), net	1%	2%	—%	3%
Loss before provision (benefit) for income taxes	(14)%	(21)%	(20)%	(23)%
Provision (benefit) for income taxes	1%	(14)%	—%	(9)%
Net loss	(15)%	(7)%	(20)%	(14)%

Comparison of the three and six months ended December 31, 2015 and 2014
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue increased 33% to $31.2 million in the three months ended December 31, 2015 from $23.5 million in the three months ended December 31, 2014. Product revenue increased 47% to $62.3 million in the six months ended December 31, 2015 from $42.4 million in the six months ended December 31, 2014. The increase in product revenue for the comparable three and six month periods was due primarily to an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers. Services revenue decreased 14% to $14.1 million in the three months ended December 31, 2015 from $16.3 million in the three months ended December 31, 2014. Services revenue decreased 17% to $27.0 million in the six months ended December 31, 2015 from $32.4 million in the six months ended December 31, 2014. The decrease in services revenue for the comparable three and six month periods was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services, partially offset by an increase in advertising revenue.
Our cost of product revenue increased 43% to $18.4 million in the three months ended December 31, 2015 from $12.8 million in the three months ended December 31, 2014. Our cost of product revenue increased 58% to $36.4 million in the six months ended December 31, 2015 from $23.0 million in the six months ended December 31, 2014. The increase in the comparable three and six month periods was due primarily to an increase in third party content costs associated with automotive navigation solutions as our business shifts from deriving a majority of revenue from carrier-based revenue to automobile navigation-based revenue. Furthermore, cost of product revenue increased at a higher rate than product revenue due primarily to an increase in third party content costs associated with increased royalty revenue and mix of revenue from Ford on vehicles sold in Europe and China, which generally has higher associated content costs. Our cost of service revenue decreased 8% to $6.2 million in the three months ended December 31, 2015 from $6.7 million in the three months ended December 31, 2014. Our cost of services revenue decreased 8% to $11.5 million in the six months ended December 31, 2015 from $12.5 million in the six months ended December 31, 2014. The decrease in the comparable three and six month periods was due primarily to a decrease in cost of mobile navigation revenue associated with the decline in such revenue, partially offset by an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered.

Our gross profit increased to $20.7 million in the three months ended December 31, 2015 from $20.2 million in the three months ended December 31, 2014. Our gross profit increased to $41.4 million in the six months ended December 31, 2015 from $39.3 million in the six months ended December 31, 2014. Our gross margin decreased to 46% in the three months ended December 31, 2015 from 51% in the three months ended December 31, 2014, and decreased to 46% in the six months ended December 31, 2015 from 53% in the six months ended December 31, 2014. The decrease in gross margin for the comparable three and six month periods was primarily due to lower services revenue and the increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally has higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our overall gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our January 2014 acquisition of skobbler.
Revenue concentrations. In the three months ended December 31, 2015 and 2014, revenue from Ford represented 66% and 57% of our total revenue, respectively, and revenue from AT&T represented 10% and 18% of our total revenue, respectively. In the six months ended December 31, 2015 and 2014, revenue from Ford represented 68% and 55% of our total revenue, respectively, and revenue from AT&T represented 10% and 19% of our total revenue, respectively. No other customer represented more than 10% of our total revenue in such periods.
We primarily sell our services in the United States. In the three months ended December 31, 2015 and 2014, revenue derived from U.S. sources represented 97% and 95% of our total revenue, respectively. In the six months ended December 31, 2015 and 2014, revenue derived from U.S. sources represented 97% and 95% of our total revenue, respectively.
Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenue
Automotive	$31,846	$24,077	$63,589	$43,579
Advertising	6,688	4,732	11,539	8,707
Mobile Navigation	6,719	10,971	14,186	22,481
Total revenue	45,253	39,780	89,314	74,767
Cost of revenue
Automotive	18,931	13,240	37,452	23,636
Advertising	3,755	3,298	6,750	5,838
Mobile Navigation	1,846	2,995	3,717	6,019
Total cost of revenue	24,532	19,533	47,919	35,493
Gross profit
Automotive	12,915	10,837	26,137	19,943
Advertising	2,933	1,434	4,789	2,869
Mobile Navigation	4,873	7,976	10,469	16,462
Total gross profit	$20,721	$20,247	$41,395	$39,274
Gross margin
Automotive	41%	45%	41%	46%
Advertising	44%	30%	42%	33%
Mobile Navigation	73%	73%	74%	73%
Total gross margin	46%	51%	46%	53%

Automotive. Automotive revenue increased 32% to $31.8 million in the three months ended December 31, 2015 from $24.1 million in the three months ended December 31, 2014. Automotive revenue increased 46% to $63.6 million in the six months ended December 31, 2015 from $43.6 million in the six months ended December 31, 2014. The increase in the comparable three and six month periods was due primarily to an increase in production royalty revenue of $7.9 million and $19.9 million, respectively. Automotive revenue included customized software and map content revenue of $0.7 million and $0.8 million in the three months ended December 31, 2015 and 2014, respectively, and $1.0 million and $0.8 million in the six months ended December 31, 2015 and 2014, respectively. In addition, during the three and six months ended December 31, 2015, our automotive deferred revenue increased $3.4 million and $7.3 million, respectively, primarily related to royalties earned from new vehicle owner downloads of GM's OnStar RemoteLink® mobile application powered by our location-based services platform, the new Ford Australia and New Zealand map update program and, to a lesser extent, our agreement with Toyota utilizing our Scout® GPS Link in select 2016 Toyota models. Automotive revenue represented 70% and 61% of total revenue in the three months ended December 31, 2015 and 2014, respectively, and represented 71% and 58% of total revenue in the six months ended December 31, 2015 and 2014, respectively.
Cost of automotive revenue increased 43% to $18.9 million in the three months ended December 31, 2015 from $13.2 million in the three months ended December 31, 2014. Cost of automotive revenue increased 58% to $37.5 million in the six months ended December 31, 2015 from $23.6 million in the six months ended December 31, 2014. The increase in the comparable three and six month periods was due primarily to an increase in third party content costs of $5.5 million and $13.4 million, respectively, associated with the increased royalty revenue and mix of revenue from Ford on vehicles sold in Europe and China, which generally has higher associated content costs.
Automotive gross profit increased 19% to $12.9 million in the three months ended December 31, 2015 from $10.8 million in the three months ended December 31, 2014. Automotive gross profit increased 31% to $26.1 million in the six months ended December 31, 2015 from $19.9 million in the six months ended December 31, 2014. Automotive gross margin decreased to 41% in the three months ended December 31, 2015 from 45% in the three months ended December 31, 2014, and decreased to 41% in the six months ended December 31, 2015 from 46% in the six months ended December 31, 2014. The decrease in gross margin in the comparable three and six month periods was due primarily to the higher proportion of revenue from vehicles sold in Europe and China, which generally has higher associated content costs.
Advertising. Advertising revenue increased 41% to $6.7 million in the three months ended December 31, 2015 from $4.7 million in the three months ended December 31, 2014. Advertising revenue increased 33% to $11.5 million in the six months ended December 31, 2015 from $8.7 million in the six months ended December 31, 2014. The increase in the comparable three and six month periods was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 15% and 12% of total revenue in the three months ended December 31, 2015 and 2014, respectively, and represented 13% and 12% of total revenue in the six months ended December 31, 2015 and 2014, respectively. Our second fiscal quarter ended December 31 is typically the strongest for our advertising business due to seasonality.
Cost of advertising revenue increased 14% to $3.8 million in the three months ended December 31, 2015 from $3.3 million in the three months ended December 31, 2014. Cost of advertising revenue increased 16% to $6.8 million in the six months ended December 31, 2015 from $5.8 million in the six months ended December 31, 2014. The increase in the comparable three and six month periods was due primarily to increased third party ad exchange inventory costs of $0.8 million and $1.2 million, respectively, partially offset by a decrease in amortization of intangibles of $0.4 million and $0.4 million, respectively, as our intangibles became fully amortized during the three months and six months ended December 31, 2015.
Advertising gross profit increased 105% to $2.9 million in the three months ended December 31, 2015 from $1.4 million in the three months ended December 31, 2014. Advertising gross profit increased 67% to $4.8 million in the six months ended December 31, 2015 from $2.9 million in the six months ended December 31, 2014. Advertising gross margin increased to 44% in the three months ended December 31, 2015 from 30% in the three months ended December 31, 2014, and increased to 42% in the six months ended December 31, 2015 from 33% in the six months ended December 31, 2014.
Mobile Navigation. Mobile navigation revenue decreased 39% to $6.7 million in the three months ended December 31, 2015 from $11.0 million in the three months ended December 31, 2014. Mobile navigation revenue decreased 37% to $14.2 million in the six months ended December 31, 2015 from $22.5 million in the six months ended December 31, 2014. The decrease in the comparable three and six month periods was primarily due to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, Sprint, T-Mobile and USCC and a decrease in mobile navigation revenue internationally. Accordingly, in the three months ended December 31, 2015, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $4.0 million.  In the six months ended December 31, 2015, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $7.8 million. In the three and six months ended December 31, 2014, these decreases were partially offset by $0.8 million in one-time catch-up revenue reporting from AT&T. Mobile navigation revenue represented 15% and 28% of total revenue in the three months ended December 31, 2015 and 2014, respectively, and represented 16% and 30% of total revenue in the six months ended December 31, 2015 and 2014, respectively.
Cost of mobile navigation revenue decreased 38% to $1.8 million in the three months ended December 31, 2015 from $3.0 million in the three months ended December 31, 2014. Cost of mobile navigation revenue decreased 38% to $3.7 million in the six months ended December 31, 2015 from $6.0 million in the six months ended December 31, 2014. The decrease in the comparable three month period was due primarily to decreases in data center and hosted services costs of $0.5 million and third party content costs of $0.5 million. The decrease in the comparable six month period was due primarily to decreases in data center and hosted services costs of $1.0 million, third party content costs of $0.8 million, amortization of intangibles of $0.2 million and compensation and benefits of $0.1 million.
Mobile navigation gross profit decreased 39% to $4.9 million in the three months ended December 31, 2015 from $8.0 million in the three months ended December 31, 2014. Mobile navigation gross profit decreased 36% to $10.5 million in the six months ended December 31, 2015 from $16.5 million in the six months ended December 31, 2014. Mobile navigation gross margin was comparable at 73% and 73% in the three months ended December 31, 2015 and 2014, respectively, and 74% and 73% in the six months ended December 31, 2015 and 2014, respectively. The relatively consistent margins reflect the net impact of lower revenue levels, offset by the lower cost from our successful transition to utilizing OSM maps for the majority of our mobile user base.
Operating expenses
Research and development. Our research and development expenses were comparable at $16.7 million in the three months ended December 31, 2015 and $16.6 million in the three months ended December 31, 2014. Our research and development expenses increased 3% to $34.6 million in the six months ended December 31, 2015 from $33.6 million in the six months ended December 31, 2014. Research and development expenses in the comparable three month period primarily reflect increases in stock-based compensation of $0.7 million and outside services of $0.4 million, offset by a decrease of $0.9 million due to the reversal of deferred rent associated with our facility lease termination and a decrease in severance pay of $0.5 million. The increase in the comparable six month period was due primarily to increases in stock-based compensation of $0.6 million, outside services of $0.6 million, travel and entertainment expenses of $0.4 million, compensation and benefits expense of $0.3 million and a reduction in the amount of development costs deferred of $0.4 million, partially offset by a decrease of $0.9 million due to the reversal of deferred rent associated with our facility lease termination and a decrease in severance pay of $0.7 million. As a percentage of revenue, research and development expenses decreased to 37% in the three months ended December 31, 2015 from 42% in the three months ended December 31, 2014, and decreased to 39% in the six months ended December 31, 2015 from 45% in the six months ended December 31, 2014. The total number of research and development personnel decreased 4% to 428 at December 31, 2015 from 446 at December 31, 2014. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new services and products for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses decreased 3% to $6.5 million in the three months ended December 31, 2015 from $6.7 million in the three months ended December 31, 2014. Our sales and marketing expenses increased 5% to $13.5 million in the six months ended December 31, 2015 from $12.9 million in the six months ended December 31, 2014. The decrease in the comparable three month period was primarily due to decreases in advertising and promotion of $0.2 million, outside services of $0.1 million and recruiting expense of $0.1 million, partially offset by an increase in compensation and benefits expense of $0.3 million. The increase in the comparable six month period was primarily due to increases in compensation and benefits expense of $0.9 million and travel and entertainment expense of $0.3 million, partially offset by decreases in advertising of $0.2 million, outside services of $0.2 million and recruiting of $0.2 million. As a percentage of revenue, sales and marketing expenses decreased to 14% in the three months ended December 31, 2015 from 17% in the three months ended December 31, 2014, and decreased to 15% in the six months ended December 31, 2015 from 17% in the six months ended December 31, 2014. The total number of sales and marketing personnel decreased 1% to 71 at December 31, 2015 from 72 at December 31, 2014.
General and administrative. Our general and administrative expenses increased 3% to $5.8 million in the three months ended December 31, 2015 from $5.7 million in the three months ended December 31, 2014. Our general and administrative expenses increased 1% to $12.1 million in the six months ended December 31, 2015 from $11.9 million in the six months ended December 31, 2014. The increase in the comparable three month period was primarily due to an increase in legal expenses of $1.5 million, resulting primarily from ongoing intellectual property litigation, that was partially offset primarily by decreases in compensation and benefits expense of $0.6 million, severance pay of $0.2 million, stock-based compensation expense of $0.1 million and a decrease of $0.3 million due to the reversal of deferred rent associated with our facility lease termination. The increase in the comparable six month period was primarily due to an increase in legal expenses of $2.4 million, resulting primarily from ongoing intellectual property litigation, that was partially offset by decreases in compensation and benefits expense of $0.9 million, stock-based compensation expense of $0.5 million, severance pay of $0.3 million, and a decrease of $0.3 million due to the reversal of deferred rent associated with our facility lease termination. As a percentage of revenue, general and administrative expenses decreased to 13% in the three months ended December 31, 2015 from 14% in the three months ended December 31, 2014, and decreased to 14% in the six months ended December 31, 2015 from 16% in the six months ended December 31, 2014. The total number of general and administrative personnel decreased 11% to 58 at December 31, 2015 from 65 at December 31, 2014. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal expenses associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.

Restructuring. The three and six months ended December 31, 2015 reflect the reversal of a $1.5 million restructuring accrual related to our facility at 920 De Guigne Drive, as this amount represents the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable in connection with our office lease termination agreement. In the three and six months ended December 31, 2014, we incurred restructuring costs of $0.6 million. These restructuring costs were associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities in fiscal 2014.
Other income (expense), net. Our other income (expense), net was $0.5 million in the three months ended December 31, 2015 and $0.9 million in the three months ended December 31, 2014. Our other income, net was $0.3 million in the six months ended December 31, 2015 and $2.2 million in the six months ended December 31, 2014. Other income, net for the three months ended December 31, 2014 included a $0.3 million foreign exchange gain and a $0.2 million gain from the sale of an investment in a privately-held company.  Other income, net for the six months ended December 31, 2014 included a $0.9 million foreign exchange gain, $0.5 million other income from our transaction services agreement with Fleetcor Technologies Operating Company, LLC and a $0.2 million gain from the sale of an investment in a privately-held company.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes was $0.3 million in the three months ended December 31 2015 and $(5.8) million in the three months ended December 31, 2014. Our provision (benefit) for income taxes was $0.4 million in the six months ended December 31, 2015 compared to $(6.9) million in the six months ended December 31, 2014. Our effective tax rate, which resulted in the recognition of a tax expense, was 3% in the six months ended December 31, 2015 compared to an effective tax rate, which resulted in the recognition of a tax benefit, of 39% in the six months ended December 31, 2014. Our effective tax rate of 3% for the six months ended December 31, 2015 was less than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two year carryback period. Our effective tax rate of 39% for the six months ended December 31, 2014 was greater than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to the recognition of a $3.0 million state income tax refund as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010 as well as true up adjustments totaling $1.5 million in connection with the filing of our fiscal 2014 tax return, partially offset by an increase in the valuation allowance as a result of the limitations of benefit from the loss carryback.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2015 and June 30, 2015, our cumulative unrecognized tax benefits were $6.1 million. Included in the balance of unrecognized tax benefits at December 31, 2015 and June 30, 2015 was $1.7 million that, if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.5 million accrued for the payment of interest and penalties at December 31, 2015 and June 30, 2015.

We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2012 through fiscal 2015 in the United States, for fiscal 2011 through fiscal 2015 in state jurisdictions, and for fiscal 2010 through fiscal 2015 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

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

We have recorded a $5.4 million income tax receivable as of December 31, 2015 for a U.S. federal tax refund resulting from our ability to carry back fiscal 2015 losses and credits to previous years.

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 became effective, which made several tax extender provisions permanent as well as extending others. Most notable was the permanent extension of the research and development credit which has been temporary since its enactment in 1981. Due to the inability to utilize the research and development credits, we do not expect this legislation to have a material impact on our financial statements.
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Six Months Ended
	December 31,
	2015	2014
Net cash used in operating activities	$(6,662)	$(5,426)
Net cash provided by investing activities	2,055	7,096
Net cash used in financing activities	(1,445)	(212)
Effect of exchange rate changes on cash and cash equivalents	(576)	(1,005)
Net increase (decrease) in cash and cash equivalents	$(6,628)	$453
At December 31, 2015, we had cash, cash equivalents and short-term investments of $110.3 million, which primarily consisted of asset-backed securities, municipal securities and agency and corporate bonds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of December 31, 2015, our accounts receivable balance was $37.4 million, of which Ford and AT&T represented 58% and 9%, respectively.

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
Net cash used in operating activities. Net cash used in operating activities was $6.7 million and $5.4 million in the six months ended December 31, 2015 and 2014, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our auto and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the six months ended December 31, 2015, cash used in operating activities was primarily the result of a net loss of $17.5 million which was offset by non-cash charges for depreciation and amortization of $1.9 million, stock-based compensation of $6.3 million, accretion of net premium on short-term investments of $0.4 million and $1.7 million from changes in our operating assets and liabilities. In the six months ended December 31, 2014, cash used in operating activities was the result of a net loss of $10.7 million and $4.4 million from changes in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $2.9 million, stock-based compensation of $5.9 million, and accretion of net premium on short-term investments of $0.9 million.
Net cash provided by investing activities. Our investing activities provided $2.1 million and $7.1 million during the six months ended December 31, 2015 and 2014, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the six months ended December 31, 2015, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $2.4 million. In the six months ended December 31, 2014, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $7.8 million.
Net cash used in financing activities. During the six months ended December 31, 2015 and 2014, our financing activities used cash of $1.4 million and $0.2 million, respectively. In the six months ended December 31, 2015, we utilized $0.6 million of cash to repurchase our common stock and $1.8 million for payment of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $0.9 million provided from the exercise of stock options. In the six months ended December 31, 2014, we utilized $1.1 million of cash to repurchase our common stock and $0.9 million of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $1.8 million provided from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of December 31, 2015, we had an aggregate of $19.5 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $19.5 million of future minimum commitments were comprised of $4.0 million due in fiscal 2016; $4.9 million due in fiscal 2017; $3.3 million due in fiscal 2018; $2.6 million due in fiscal 2019; $2.2 million due in fiscal 2020; and $2.5 million due thereafter.
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for our corporate facilities on De Guigne Drive in Sunnyvale, California. The lease termination is to become effective on (a) March 31, 2016 with respect to 920 De Guigne Drive and 950 De Guigne Drive; and (b) June 30, 2016 with respect to 930 De Guigne Drive. On the same day, we also entered into a lease termination agreement with our sublease tenant for the termination of our sublease of 930 De Guigne Drive. The sublease termination is to become effective on June 30, 2016, and the sublease tenant has the right to advance the termination date to no earlier than March 31, 2016, subject to certain terms and conditions.
On December 18, 2015, we entered into a sublease agreement dated November 11, 2015 (the “Lease”) with Avaya Inc. to lease approximately 55,000 square feet of office and research and development space located at 4655 Great America Parkway, 3rd Floor, in Santa Clara, California (the “Great America Facility”) for a period of five years and one month (the “Term”), which is expected to begin on April 1, 2016, subject to the completion of certain improvements to the facility prior to our occupancy. The Lease provides for average monthly base rent payments during the Term of approximately $0.1 million as set forth in the Lease. The Lease also provides that we must also pay certain expenses and fees, including common area maintenance and property tax, in addition to the base rent. We plan to relocate our corporate headquarters, and all employees currently based at the DeGuigne Drive facilities in Sunnyvale, California, to the Great America Facility.
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of auto entertainment systems. We agreed to invest RMB 9.95 million (approximately $1.5 million as of December 31, 2015) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $0.8 million as of December 31, 2015) license fee.
We have not made any capital contributions to the joint venture, and the parties are currently renegotiating the nature, timing and amounts of capital to be contributed. Accordingly, the joint venture has not been formed. In December 2015, we and Huazhong completed the TLA with a term of ten years. In addition, we and Huazhong negotiated a Technology Development Service Agreement, whereby we will provide the joint venture with specified technical services in exchange for a non-refundable technical services fee, subject to the completion of a statement of work by the parties.
In connection with a software quality issue that was identified related to maps displayed in software deployed to certain vehicles released in North America in 2015, we have accrued a reserve of $0.1 million as of December 31, 2015. The software quality issue does not present a risk to driver safety. The actual costs are uncertain at this time and we are currently working with our customer to evaluate the appropriate solution. If the actual costs exceed our estimates, our results of operations and financial condition may be adversely affected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended December 31, 2015, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case has been sent back to the U.S. District Court for the District of Delaware and trial is currently scheduled for February 2017. During the three months ended December 31, 2015, we accrued $750,000 related to this litigation. We believe that it is probable that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
Risk related to our business
We incurred losses in fiscal 2014, 2015 and the first six months of fiscal 2016. We expect that we will continue to incur losses in fiscal 2016 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was (15)% and (14)% in the six months ended December 31, 2015 and 2014, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin declined to 46% in the six months ended December 31, 2015 from 53% in the six months ended December 31, 2014 due primarily to the increased proportion of product revenue contributed from our on-board automotive navigation solutions, which generally have higher associated content costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers, and the increased revenue contribution of our advertising business, which has lower gross margins than our automotive and mobile navigation businesses.
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
Although we are working to replace the continued decline in wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our relationship with GM. In addition, once we begin to recognize revenue from new automotive products, we may be required to recognize that revenue over time if there are contractual service periods or other obligations to fulfill. Certain contractual service periods or other obligations currently extend up to ten years. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2016 and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate. Although we acquired skobbler and have expended additional internal resources to develop our own OSM-based maps to reduce our mapping costs in the long-term, in the short-term, those development efforts will have a negative effect on our ability to become profitable.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the effectiveness of our entry into new business areas, such as advertising;

•
changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the change in revenue recognition anticipated with the Ford Sync 3 on-board solution;

•	the loss of our relationship, a change in our revenue model, or a change in pricing with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automotive OEMs;

•	the transition away from paid carrier navigation to freemium offerings for mobile phone-based navigation services;

•	loss of subscribers by our wireless carrier customers or a reduction in the number of subscribers to plans that include our services;

•	the timing and quality of information we receive from our customers;

•	our inability to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the timing and success of new service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Ford represented approximately 68% and 55% of our revenue in the six months ended December 31, 2015 and 2014, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product or reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Our agreement with Ford expires in December 2017 and also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties.
For on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. In addition we recognize royalties earned from our on-board solutions. We have limited experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford as a customer our revenue will decline.

We may not be successful in generating material revenue from automotive manufacturers and OEMs other than Ford, and our automotive revenue could fluctuate due to the complexities of revenue recognition. As a result, our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive revenue.
Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile manufacturers and OEMs, these relationships may not produce significant revenue if the products are launched in limited models or due to competition from third parties. In addition, due to the complexities of revenue recognition in accordance with GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. Revenue recognition could also be impacted by changes in procurement patterns, shipping terms and title transfer. For example, we recognize revenue from our Ford Sync 2 on-board solutions as the software is reproduced for installation in vehicles; however, we currently recognize revenue from Ford Sync 3 on-board solutions as the hardware that includes our software is received by Ford. By December 2016, we anticipate that our Ford Sync 3 arrangement will transition to title transfer as our software is installed in the vehicle and, accordingly, the timing of our revenue recognition will change. As Ford Sync 3 completely replaces Sync 2, this transition could result in a period during which we have reduced revenue. The effect of this change in timing of revenue recognition may be greater for vehicles manufactured outside North America. As our solutions encompass greater value-added services, such as Ford Australia and New Zealand's map update program, there is potential for changes in the timing of revenue recognition. Furthermore, we may incur significant expense to develop products for automobile manufacturers, such as under our worldwide connected navigation services agreement with GM, without ever receiving any revenue related to the sale of vehicles with our navigation services. Our ability to attract automobile manufacturers may also be limited if the OEMs chosen to provide navigation services have existing relationships with other navigation vendors or provide their own solutions.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. Our relationship with GM includes brought-in services for vehicles and in January 2015 GM launched the new version of its OnStar RemoteLink® mobile application, but we cannot assure you that the RemoteLink® project will lead to us receiving significant revenue in the short-term, if at all. We also entered into a contract with GM to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. We do not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. We cannot assure you that when and if our products go into production and launch in GM vehicles and become available for sale, they will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees. In July 2015, we and Toyota announced a partnership for brought-in navigation services where our Scout GPS Link will be available in Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile application, and as of December 2015, the ability to connect to our mobile application is a standard feature or is available as an option on more than 75% of 2016 Toyota models in the United States. We cannot assure you that the Scout GPS Link Toyota project will lead to us receiving significant revenue in the short-term, if at all.
As we have limited experience in the automotive navigation market, we also may not price our solutions in such a way that is profitable for us and enables us to recoup the development expenses we incurred to provide such solutions in the time we expect or at all. Development schedules for automotive navigation products are difficult to predict, and there can be no assurance that we will achieve timely delivery of these products to our customers. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing monthly or annual fees outside of the traditional on-board navigation service model. Our map, POI and other content costs for our automobile navigation solutions are higher than those we have historically paid for our mobile phone-based navigation services and to date we have not been able to use OSM offerings for automotive navigation, other than our Scout® GPS Link mobile application for Toyota. If we are unable to improve our margins, we may not be able to operate our automobile navigation business profitably. If we fail to achieve revenue growth in any of our automotive navigation solutions (whether on-board, brought-in or other), we may be unable to achieve the benefits of revenue diversification. In addition, our third party automotive and mobile navigation content suppliers, HERE and TomTom, are also becoming competitors with their own automotive navigation services offerings.
As our offerings in automobile navigation expand to brought-in, as well as built-in, we may not correctly anticipate the financial accounting treatment for the various products. We could be required to amortize revenue from products over time although we previously recognized revenue for similar products when the applicable vehicle was sold.
We may be unable to enter into agreements to provide automobile navigation products if we do not offer navigation products that serve geographies throughout the world or automobile manufacturers and OEMs are uncomfortable with our ability to support markets outside of the United States. Our automobile manufacturer and OEM customers may choose to partner with providers of location services with extensive international operations. We may be at a disadvantage to attracting such customers due to our business being concentrated in the United States and we may not be successful in other geographies if customers are uncomfortable with the look and feel of our solutions. If we are unable to attract or retain such automobile manufacturer and OEM customers, our revenue and operating results will be negatively affected.
Our ability to build demand for our automobile navigation products is also dependent upon our ability to provide the products in a cost effective manner, which may require us to renegotiate map and POI content relationships to address the specific demands of on-board navigation applications.
Our multi-platform products are new and may not find market acceptance.
We introduced Scout, a service that end users can access for navigation and planning with their mobile phones and cars. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs. If we fail to develop innovative products that automobile manufacturers and end users adopt, our operating results and financial condition could be harmed. Further, Google and Apple have each developed technology platforms that they are marketing to auto manufacturers. If auto manufacturers adopt these platforms, they may also adopt Google and Apple’s navigation services that run on these platforms and if so, consumers may elect to use these free service offerings rather than pay for our products which are currently sold as new car features with substantial cost to the consumer.
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
Audi, BMW and Mercedes recently announced the completion of their acquisition of Nokia’s HERE map business.  Though the auto manufacturers have stated that HERE's map business will remain autonomous and continue to serve other auto manufacturers, there is a risk that HERE will increase its prices for maps to competitors of the group of companies that acquired HERE.  If HERE increases the price of maps, our gross margins, most notably in our automotive business, may be adversely affected by such increase in map costs.
We may not successfully generate advertising revenue as a result of our acquisition of Thinknear or from our navigation services if we are unable to attract and retain advertisers.
Although we began providing advertising to some of our end users in 2010 and the percentage of our revenue represented by advertising had grown rapidly, advertising was 11% of our total revenue during fiscal 2015 and may not grow significantly over the remainder of fiscal 2016. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. To date, the margins of our advertising business have been well below those we experience in our automotive navigation and mobile navigation businesses. Furthermore, we believe the advertising business can be subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2015, we experienced higher advertising revenue as the second quarter is traditionally stronger due to seasonality, and we anticipate that advertising revenue will decline sequentially in our third quarter ending March 31, 2016. In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation. Even if we are able to increase our advertising revenue, we may not be able to improve the margins of our advertising business if we do not generate additional ad impression space within our own applications, such as Scout. If we are unable to improve the margins of our advertising business, it may not become profitable and may impair our ability to become profitable as a whole and invest in new opportunities.
Our legacy wireless carrier mobile navigation business is declining and as it continues to decline, our revenue and net income or loss will continue to be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In the six months ended December 31, 2015 and 2014, AT&T represented 10% and 19% of our total revenue, respectively. In the last three fiscal years, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. In addition, as AT&T shifts the manner in which our applications are loaded on their devices to one where users are directed to an application store, the rate of decline in our revenue from AT&T may increase as those subscribers may then search for free alternatives.  AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2016 and beyond.
Our experience has been that subscribers do not opt to pay monthly recurring charges for mobile navigation products and instead use free or freemium offerings. We have sought to develop other sources of revenue from our location-based platforms, including automotive navigation and location-based advertising, but those sources of revenue have substantially lower margins than wireless carrier mobile navigation revenue and, as a result, we would have to generate substantially more revenue from those services to replace the declining wireless carrier revenue. Our other sources of revenue have only recently begun to grow as fast as the declines in mobile wireless carrier revenue and we cannot assure you that this recent growth will continue. As a result of the lower margins on automobile navigation and advertising revenue, we anticipate that we will continue to incur net losses in fiscal 2016 and possibly future periods. If we are unable to demonstrate to investors that we have developed stable, long-term revenue streams, the trading prices of our common stock may decline further and the trading volumes for our common stock may be low, adding to price volatility.
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
Our customer requirements and content management are complex. If we inadvertently include content for which we have liability to the vendor but may not be entitled to payment from our customer, our financial condition and results of operation could be harmed.
The nature and extent of content that is delivered as part of our navigation solutions is complex to manage. Matching the requirements of our customers with the content offered by our vendors may result in our inclusion of content which we believe is necessary to meet our customers’ requirements for which the customer may not have agreed to make payment to us. In addition, our customers speak directly to our vendors and often those conversations influence the expected content for our end products; however, customers may not be fully informed as to the license costs associated with the various components. Therefore, there is some risk that we may include content for which we have liability to the vendor but may not be entitled to payment from our customer. If these situations were to occur, our business, financial condition and results of operations could be adversely affected.
Our planned move to a new corporate facility may not occur on time and may lead to disruptions in our operations and service to our customers.
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for corporate facilities on De Guigne Drive in Sunnyvale, California. The lease termination is to become effective on (a) March 31, 2016 with respect to 920 De Guigne Drive and 950 De Guigne Drive; and (b) June 30, 2016 with respect to 930 De Guigne Drive. We are currently in the process of locating a new facility, and in December 2015, we entered into a sublease agreement to lease approximately 54,635 square feet of office and research and development space for the Great America Facility, which is expected to begin on April 1, 2016, subject to the completion of certain improvements to the facility prior to our occupancy. We plan to relocate our corporate headquarters, and all employees currently based at our De Guigne Drive facilities in Sunnyvale, California, to the Great America Facility.
We can provide no assurance that we will be able to complete the move to a new facility efficiently or effectively, or on time, or that we will not experience service disruptions, loss in customers, or decreased revenue as a result of the move. The occurrence of any of the foregoing events affecting or resulting from our move could harm our business.
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
Our primary competitors include location service providers such as Apple, Google (including Waze), Microsoft, HERE, TeleCommunication Systems, or TCS, and TomTom; PND providers such as Garmin Ltd., or Garmin, and TomTom; providers of Internet and mobile based maps and directions such as AOL Inc., Apple, MapQuest, Inc., Google, Microsoft, Yahoo Inc., Yelp Inc., Foursquare Labs, Inc. and Fullpower Technologies, Inc.; and wireless carriers and communication solutions providers developing their own location services. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, Robert Bosch GmbH, Elektrobit Corporation, Garmin, TomTom and NNG LLC, as well as other competitors such as Apple, Google, Microsoft and TCS. In our advertising business, we compete against Google, Apple, Millennial Media, Inc., xAD, Inc., Verve Wireless, Inc., PlaceIQ, Inc. and NinthDecimal, Inc., among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	the provision of their services at no or low cost to consumers;

•	significantly greater revenue and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger wireless carrier, automotive, handset manufacturer and advertising agency relationships;

•	stronger international presence may make our larger competitors more attractive partners to automotive manufacturers and OEMs;

•	greater resources to make and integrate acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.
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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. Furthermore, in fiscal 2015 we began to report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, our impairment review each year or on an interim basis shall be conducted by segment, which can result in a different outcome than if assessed on an overall consolidated basis. Revenue from our mobile navigation business has been declining substantially over the last few years and continued deterioration of this revenue base can result in an impairment of the goodwill and intangibles assigned to this reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2015, the estimated fair value of our mobile navigation business exceeded its carrying value by 22%. We have not recognized any impairment of goodwill in the three year period ended June 30, 2015 and the six months ended December 31, 2015.
In addition, in January 2016, we decided to shift our focus in our advertising business from growth to profitability. We anticipate that our third quarter ending March 31, 2016, which is typically seasonally down in revenue from the December quarter, will be the peak quarter of losses for our advertising business. In the near-term, we are taking actions to reduce our operating costs and expect to achieve break-even on a cash basis for our advertising business by the end of calendar 2016. We use the adjusted EBITDA metric in measuring this performance. We expect that this shift in strategy from growth to profitability will require us to evaluate the carrying value of our goodwill and intangible assets for impairment during the three months ending March 31, 2016 rather than in the ordinary course of practice during the last quarter of our fiscal year.
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
In connection with a software quality issue that was identified related to maps displayed in software deployed to certain vehicles released in North America in 2015, we have accrued a reserve of $0.1 million as of December 31, 2015. The software quality issue does not present a risk to driver safety. The actual costs are uncertain at this time and we are currently working with our customer to evaluate the appropriate solution. If the actual costs exceed our estimates, our results of operations and financial condition may be adversely affected.

We may be required to recognize a significant charge to earnings if our strategic private equity investments become impaired.
We have in the past and may in the future enter into investments in businesses in order to complement or expand our current business or enter into new markets. Private equity investments are inherently risky and subject to factors outside of our control and no assurance can be given that our previous or future investments will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. We may be required to record a significant charge in our financial statements during the period in which any impairment of our private equity investments is determined, which could adversely impact our results of operations. We recorded impairment charges of $0.5 million for cost-basis and equity method investments during the six months ended December 31, 2015.
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
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2014 and 2015, and expected losses in fiscal 2016 and potentially future years in the United States, we maintained a full valuation allowance on deferred tax assets in the United States. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets in China and the United Kingdom. In the event deferred tax assets in Germany cannot be realized based upon the ability to generate future income in Germany, our effective tax rate would be negatively impacted.
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
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. We entered into a new TomTom agreement effective as of January 1, 2016 to license TomTom map data for voice-guided turn by turn GPS navigation service for our existing mobile navigation products through December 31, 2016. The term of our TomTom agreement automatically renews for additional one-year periods until December 31, 2018, by which time the term of our TomTom agreement shall not be further renewed. Our agreement with HERE was automatically renewed under its existing terms through January 31, 2016, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. HERE was acquired by a consortium of German automobile manufacturers in late 2015, and the sale of HERE may increase our costs.
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
As of December 31, 2015, we had international operations in China, Romania, Germany, Mexico and Japan. Our experience with wireless carriers, automobile manufacturers and OEMs and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 97% and 95% of our total revenue in the six months ended December 31, 2015 and 2014, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
We may not succeed in realizing the anticipated benefits of our joint venture in China.
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of connected navigation systems for the China automotive aftermarket and local OEMs. We have not made any capital contributions to the joint venture, and the parties are currently renegotiating the nature, timing and amounts of capital to be contributed.
In addition to the general risks associated with international operations, the joint venture, in which we expect to hold a 19.9% interest, is subject to a number of other risks and uncertainties, including the following:

•
Our reliance is, in part, on the operational skill of our joint venture partner. Additionally, because we will be the minority equity holder of the joint venture, we may not have the ability to exercise significant influence over the operating and financial policies of the entity. For these reasons, or as a result of other factors, we may not realize the anticipated benefits of the joint venture, and our participation in the joint venture could adversely affect the results of our operations.

•
Our ability to operate the joint venture is dependent upon, among other things, our ability to attract personnel with the skills, knowledge and experience necessary to carry out the operations of the joint venture. We face intense competition for these individuals worldwide, including in China. We may not be able to attract qualified employees to operate the joint venture, which may negatively affect the value of our investment in the joint venture.

•
Although we believe we have achieved a strong market position in China, many of our competitors who are significantly larger than we are and have substantially greater financial, distribution, marketing and other resources, more stable manufacturing resources and greater brand strength are also concentrating on growing their businesses in China. In addition, the number of competitors in the marketplace has increased significantly in recent years. Increased investment by our competitors in this market could decrease our market share and competitive position in China.

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
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space. Recently Nokia sold its mobile phone business to Microsoft and sold HERE, its mapping business, to a consortium of German automobile manufacturers. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. We may be unable to replace our map suppliers, were we to lose a map supplier, and the remaining map supplier may increase license fees. In addition, as we continue to use more OSM-based maps and no longer purchase maps from those suppliers, we may be unable to purchase other data that is integral to our navigation products from our existing map suppliers.
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
Unauthorized control or manipulation of our systems in vehicles may cause them to operate improperly or not at all, or compromise their safety and data security, which could result in loss of confidence in us and our products, cancellation of contracts with certain of our auto OEM customers and harm our business.
There have been reports of vehicles of certain automobile manufacturers being “hacked” to grant access and operation of the vehicles to unauthorized persons and would-be thieves. Modern vehicles are technologically advanced machines requiring the interoperation of numerous complex and evolving hardware and software systems, including the navigation system, and with respect to vehicles with autonomous driving features, control of the vehicle. We have agreed with some of our auto OEM customers to adopt certain security procedures and we may be subject to claims or our contracts with those OEMs may be terminated if we do not comply with our covenants or if our products are the source of access to the systems in their vehicles by intruders.
Although we have designed, implemented and tested security measures to prevent unauthorized access to our products when installed in vehicles, our information technology networks and communications with vehicles in which our products are installed may be vulnerable to interception, manipulation, damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors by personnel who have access to our networks and systems. Any such attacks or breaches could result in unexpected control of or changes to the vehicles’ functionality and our products’ user interface and performance characteristics. Hackers may also use similar means to gain access to data stored in or generated by the vehicle, such as its current geographical position, previous and stored destination address history and web browser “favorites.” Any such unauthorized control of vehicles or access to or loss of information could result in legal claims or proceedings and negative publicity, which would negatively affect our brand and harm our business, prospects, financial condition and operating results.

Our business is subject to online security risks, including security and privacy breaches.
Our business involves the collection, storage, processing and transmission of users’ personal data including information about routes mapped and taken. An increasing number of organizations, including large online and offline merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. We have been subject to such attacks in the past, although they have not, to our knowledge, resulted in the disclosure of user information and we work to evaluate and improve our security. A breach of security or privacy could have negative consequences to our reputation, which could result in users discontinuing or reducing their use of our products and our automotive OEM and advertising customers terminating their agreements with us, and could have significant out-of-pocket financial impact, which could harm our business. Similarly, a breach of security or privacy in vehicles in which our navigation products are installed could result in a reduction in adoption of our navigation products.
The techniques used to obtain unauthorized, improper or illegal access, disable or degrade service, or sabotage systems change frequently, may be difficult to detect quickly, and often are not recognized until launched against a target. Certain efforts may be state-sponsored and supported by significant financial and technological resources and may therefore be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties also may attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our, our customers’ or our employees’ personal or proprietary information, cause interruption in our operations and damage our computers and systems or those of our customers. In addition, our customers have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, GPS data or other personal information or to introduce viruses or other malware, including through “trojan horse” programs, to our users' phones and vehicles. Also, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our systems. Any security or privacy breach at a company providing services to us or our OEM customers, or integrated with our products and services, could have similar effects.We may also need to expend significant additional resources to protect against security or privacy breaches or to redress problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of December 31, 2015, only four research analysts published reports regarding our company. In addition, if our stock was to trade at prices below $5.00 per share in the future, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 37.5% of our common stock outstanding as of December 31, 2015. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, will be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.32+	First Amendment to Amended and Restated Territory License No. 8, dated November 4, 2015 by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	Filed herewith
10.16.33+	First Amendment to General License Agreement, dated November 12, 2015 by and between HERE North America, LLC, and Telenav, Inc.	Filed herewith
10.36	Sublease, dated as of November 11, 2015, among Avaya Inc. and Telenav, Inc.	Filed herewith
10.37	Landlord Consent to Sublease, dated as of December 18, 2015, by and among The Prudential Insurance Company of America, Avaya Inc., and Telenav, Inc.	Filed herewith
10.38	License Termination Agreement dated October 16, 2015, by and between St. Paul Fire and Marine Insurance Company and Telenav, Inc.	Form 8-K	10.1	October 22, 2015
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	February 9, 2016	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	February 9, 2016	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.32+	First Amendment to Amended and Restated Territory License No. 8, dated November 4, 2015 by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	Filed herewith
10.16.33+	First Amendment to General License Agreement, dated November 12, 2015 by and between HERE North America, LLC, and Telenav, Inc.	Filed herewith
10.36	Sublease, dated as of November 11, 2015, among Avaya Inc. and Telenav, Inc.	Filed herewith
10.37	Landlord Consent to Sublease, dated as of December 18, 2015, by and among The Prudential Insurance Company of America, Avaya Inc., and Telenav, Inc.	Filed herewith
10.38	License Termination Agreement dated October 16, 2015, by and between St. Paul Fire and Marine Insurance Company and Telenav, Inc.	Form 8-K	10.1	October 22, 2015
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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