Form 10-Q
period 2016-03-31
Telenav, Inc.
filed 2016-05-09
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-34720

TELENAV, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0521800
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4655 Great America Parkway, Suite 300
Santa Clara, California 95054
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
As of March 31, 2016, there were approximately 42,551,408 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31, 2016	June 30, 2015*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,437	$18,721
Short-term investments	93,147	101,195
Accounts receivable, net of allowances of $75 and $211 at March 31, 2016 and June 30, 2015, respectively	39,434	36,493
Deferred income taxes, net	—	327
Restricted cash	4,687	4,878
Income taxes receivable	5,464	6,080
Deferred costs	1,850	432
Prepaid expenses and other current assets	4,576	3,856
Total current assets	164,595	171,982
Property and equipment, net	5,846	7,126
Deferred income taxes, non-current	722	443
Goodwill and intangible assets, net	36,253	37,528
Deferred costs, non-current	8,567	2,709
Other assets	2,262	4,134
Total assets	$218,245	$223,922
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,438	$830
Accrued compensation	8,064	9,628
Accrued royalties	11,235	9,358
Other accrued expenses	11,984	10,918
Deferred revenue	5,392	2,109
Income taxes payable	237	724
Total current liabilities	43,350	33,567
Deferred rent, non-current	983	4,858
Deferred revenue, non-current	15,315	4,719
Other long-term liabilities	2,673	4,595
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 42,551 and 40,537 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	43	41
Additional paid-in capital	147,822	140,406
Accumulated other comprehensive loss	(1,574)	(1,540)
Retained earnings	9,633	37,276
Total stockholders’ equity	155,924	176,183
Total liabilities and stockholders’ equity	$218,245	$223,922
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2015
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue:
Product	$33,936	$28,915	$96,205	$71,292
Services	12,342	13,371	39,387	45,761
Total revenue	46,278	42,286	135,592	117,053
Cost of revenue:
Product	20,957	15,475	57,404	38,477
Services	5,149	5,364	16,621	17,855
Total cost of revenue	26,106	20,839	74,025	56,332
Gross profit	20,172	21,447	61,567	60,721
Operating expenses:
Research and development	16,990	17,384	51,630	51,002
Sales and marketing	6,793	6,869	20,315	19,775
General and administrative	5,521	5,682	17,600	17,592
Restructuring	107	422	(1,361)	987
Total operating expenses	29,411	30,357	88,184	89,356
Loss from operations	(9,239)	(8,910)	(26,617)	(28,635)
Other income (expense), net	(610)	900	(277)	3,073
Loss before provision (benefit) for income taxes	(9,849)	(8,010)	(26,894)	(25,562)
Provision (benefit) for income taxes	(11)	(3,243)	429	(10,135)
Net loss	$(9,838)	$(4,767)	$(27,323)	$(15,427)

Net loss per share:
Basic and diluted	$(0.23)	$(0.12)	$(0.66)	$(0.39)
Weighted average shares used in computing net loss per share:
Basic and diluted	42,047	40,140	41,226	39,863

Stock-based compensation expense included above:
Cost of revenue	$39	$15	$110	$66
Research and development	1,483	1,243	4,712	3,868
Sales and marketing	582	699	2,257	2,193
General and administrative	516	675	1,808	2,432
Total stock-based compensation expense	$2,620	$2,632	$8,887	$8,559
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015

Net loss	$(9,838)	$(4,767)	$(27,323)	$(15,427)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	394	(883)	(183)	(1,888)
Available-for-sale securities:
Unrealized (gain) loss on available-for-sale securities, net of tax	362	254	129	(50)
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	14	(1)	20	(257)
Net increase (decrease) from available-for-sale securities, net of tax	376	253	149	(307)
Other comprehensive income (loss), net of tax:	770	(630)	(34)	(2,195)
Comprehensive loss	$(9,068)	$(5,397)	$(27,357)	$(17,622)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2016	2015
Operating activities
Net loss	$(27,323)	$(15,427)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,696	4,054
Amortization of net premium on short-term investments	523	1,099
Stock-based compensation expense	8,887	8,559
Write-off of long-term investments	977	460
(Gain) loss on disposal of property and equipment	(15)	10
Bad debt expense	59	33
Changes in operating assets and liabilities:
Accounts receivable	(3,000)	(11,076)
Deferred income taxes	48	1,334
Restricted cash	191	910
Income taxes receivable	616	2,354
Deferred costs	(7,276)	(2,061)
Prepaid expenses and other current assets	(720)	4,452
Other assets	895	277
Accounts payable	5,485	889
Accrued compensation	(1,564)	(5,080)
Accrued royalties	1,877	10,882
Accrued expenses and other liabilities	(2,456)	(2,951)
Income taxes payable	(487)	(82)
Deferred rent	(505)	(1,149)
Deferred revenue	13,879	2,986
Net cash provided by (used in) operating activities	(7,213)	473
Investing activities
Purchases of property and equipment	(1,775)	(650)
Purchases of short-term investments	(38,010)	(101,394)
Purchase of long-term investments	—	(450)
Proceeds from sales and maturities of short-term investments	45,686	109,215
Net cash provided by investing activities	5,901	6,721
Financing activities
Proceeds from exercise of stock options	1,536	3,321
Repurchase of common stock	(570)	(2,519)
Tax withholdings related to net share settlements of restricted stock units	(2,755)	(2,057)
Net cash used in financing activities	(1,789)	(1,255)
Effect of exchange rate changes on cash and cash equivalents	(183)	(1,888)
Net increase (decrease) in cash and cash equivalents	(3,284)	4,051
Cash and cash equivalents, at beginning of period	18,721	14,534
Cash and cash equivalents, at end of period	$15,437	$18,585
Supplemental disclosure of cash flow information
Income taxes paid (received), net	$150	$(10,981)
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three and nine months ended March 31, 2016 and 2015.
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
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company, or Ford, comprised 72% and 68% of revenue for the three months ended March 31, 2016 and 2015, respectively, and 69% and 60% of revenue for the nine months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and June 30, 2015, receivables due from Ford were 63% and 58% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 8% and 13% of revenue for the three months ended March 31, 2016 and 2015, respectively, and 10% and 17% of revenue for the nine months ended March 31, 2016 and 2015, respectively. Receivables due from AT&T were 7% and 14% of total accounts receivable at March 31, 2016 and June 30, 2015, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Certain of our licensed map, points of interest, or POI, and traffic data have been provided principally by TomTom North America, Inc., or TomTom, and HERE North America, LLC, or HERE, in the three and nine months ended March 31, 2016 and 2015. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of March 31, 2016 and June 30, 2015, we had restricted cash of $4.7 million and $4.9 million, respectively, on our consolidated balance sheets, comprised primarily of an overpayment from a customer that is expected to be refunded.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, during the nine months ended March 31, 2016, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2015	$(1,377)	$(163)	$(1,540)
Other comprehensive loss before reclassifications, net of tax	(183)	129	(54)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	20	20
Other comprehensive loss, net of tax	(183)	149	(34)
Balance, net of tax as of March 31, 2016	$(1,560)	$(14)	$(1,574)

The amounts reclassified from accumulated other comprehensive loss, net of tax, were determined using the specific identification method and the amounts were included in other income (expense), net, for the nine months ended March 31, 2016 and 2015.

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the nine months ended March 31, 2016 and 2015.
Long-term investments
As of March 31, 2016, the carrying value of our investments in privately-held companies totaled $1.0 million. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-basis investments are carried at historical cost in our condensed consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost-basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-basis investments for impairment. We recorded impairment charges of $500,000 and $750,000 for cost-method investments during the three and nine months ended March 31, 2016, respectively. We recorded an impairment charge of $460,000 for cost-method investments during the three and nine months ended March 31, 2015.
In addition to these cost basis investments, in June 2015 we entered into an agreement to spin off a product line developed by our Xi'an, China team, including certain assets and technology as well as the transfer of 12 employees, and we agreed to invest $800,000 in the form of a convertible note. We are the primary investor; however, we do not have significant influence over the operations of the business. Accordingly, we recorded the monthly net change in operating results against the carrying value of the convertible note recorded in long-term investments on our consolidated balance sheet. The entity's success is contingent upon its ability to generate revenue and raise additional capital.  Based upon the early stage of this entity, its lack of success to date in each of these endeavors, and China's recent unfavorable macroeconomic conditions making the raising of additional capital difficult, we recorded an impairment charge of $227,000 to write down the carrying value of the convertible note to zero during the nine months ended March 31, 2016.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Including the impairment in the Xi'an, China spin off above, we recorded total impairment charges of $500,000 and $977,000 in the three and nine months ended March 31, 2016, respectively, and $460,000 in the three and nine months ended March 31, 2015.
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
Recent accounting pronouncements
In March 2016, the Financial Accounting Standards Board, or FASB, issued new guidance to revise aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this new standard will have on our consolidated financial statements.

In March 2016, the FASB issued new guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The new standard will be effective for us in the first quarter of our fiscal year ending June 30, 2019. We are evaluating the effect that this new standard will have on our consolidated financial statements.

In February 2016, the FASB issued new guidance which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet for certain leases classified as operating leases. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that this new standard will have on our consolidated financial statements.

In January 2016, the FASB issued new guidance that amends the accounting and disclosures of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in current earnings. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We are evaluating the effect that this new standard will have on our consolidated financial statements.

In November 2015, the FASB issued new guidance which simplifies the presentation of deferred income taxes. This new standard requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. We early adopted this standard effective October 1, 2015 on a prospective basis, which resulted in a reclassification of our net current deferred tax asset to the net non-current deferred tax asset in our consolidated balance sheet. No prior periods were retrospectively adjusted. Adoption of this standard resulted in a $327,000 decrease in current deferred tax assets and a corresponding $89,000 increase in non-current deferred tax assets and a $238,000 decrease in other long-term liabilities on our consolidated balance sheet.

In February 2015, the FASB issued new guidance related to consolidations. The new standard amends the guidelines for determining whether certain legal entities should be consolidated and reduces the number of consolidation models. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We are evaluating the effect that this new standard will have on our consolidated financial statements.

In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is permitted. In August 2015, the FASB deferred the effective date of this guidance by

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

one year. The updated standard will now be effective for us in the first quarter of our fiscal year ending June 30, 2019. We have not yet selected a transition method and we are currently evaluating the effect that this new standard will have on our consolidated financial statements and related disclosures.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Net loss	$(9,838)	$(4,767)	$(27,323)	$(15,427)
Weighted average common shares used in computing net loss per share, basic and diluted	42,047	40,140	41,226	39,863
Net loss per share, basic and diluted	$(0.23)	$(0.12)	$(0.66)	$(0.39)

The following outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Stock options	5,492	5,001	5,492	5,001
Restricted stock units	3,640	4,308	3,640	4,308
Total	9,132	9,309	9,132	9,309

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three and nine months ended March 31, 2016 and 2015.
Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$8,597	$—	$—	$8,597
Cash equivalents:
Money market mutual funds	6,840	—	—	6,840
Total cash equivalents	6,840	—	—	6,840
Total cash and cash equivalents	15,437	—	—	15,437
Short-term securities:
U.S. treasury securities	3,558	16	—	3,574
Asset-backed securities	12,687	4	(7)	12,684
Municipal securities	6,182	15	—	6,197
Commercial paper	3,491	3	—	3,494
Agency bonds	7,813	28	—	7,841
Corporate bonds	59,292	98	(33)	59,357
Total short-term investments	93,023	164	(40)	93,147
Cash, cash equivalents and short-term investments	$108,460	$164	$(40)	$108,584

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$10,806	$—	$—	$10,806
Cash equivalents:
Money market mutual funds	7,915	—	—	7,915
Total cash equivalents	7,915	—	—	7,915
Total cash and cash equivalents	18,721	—	—	18,721
Short-term investments:
Asset-backed securities	16,977	9	(3)	16,983
Municipal securities	10,018	8	(9)	10,017
Commercial paper	1,996	2	—	1,998
Agency bonds	7,642	6	(2)	7,646
Corporate bonds	64,587	39	(75)	64,551
Total short-term investments	101,220	64	(89)	101,195
Cash, cash equivalents and short-term investments	$119,941	$64	$(89)	$119,916

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$48,271	$48,279
Due between one and two years	27,762	27,790
Due after two years	16,990	17,078
Total	$93,023	$93,147

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of March 31, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at March 31, 2016 (in thousands):

	Fair Value Measurements at March 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$6,840	$6,840	$—	$—
Total cash equivalents	6,840	6,840	—	—
Short-term investments:
U.S. treasury securities	3,574	3,574	—	—
Asset-backed securities	12,684	—	12,684	—
Municipal securities	6,197	—	6,197	—
Commercial paper	3,494	—	3,494	—
Agency bonds	7,841	—	7,841	—
Corporate bonds	59,357	—	59,357	—
Total short-term investments	93,147	3,574	89,573	—
Cash equivalents and short-term investments	$99,987	$10,414	$89,573	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2015 (in thousands):

	Fair Value Measurements at June 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$7,915	$7,915	$—	$—
Total cash equivalents	7,915	7,915	—	—
Short-term investments:
Asset-backed securities	16,983	—	16,983	—
Municipal securities	10,017	—	10,017	—
Commercial paper	1,998	—	1,998	—
Agency bonds	7,646	—	7,646	—
Corporate bonds	64,551	—	64,551	—
Total short-term investments	101,195	—	101,195	—
Cash equivalents and short-term investments	$109,110	$7,915	$101,195	$—
Amortization of net premium on short-term investments totaled $523,000 and $1.1 million in the nine months ended March 31, 2016 and 2015, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the nine months ended March 31, 2016 and 2015, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2016 or June 30, 2015.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

5.	Commitments and contingencies
Operating lease and purchase obligations
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for our corporate facilities on De Guigne Drive in Sunnyvale, California. The lease termination (a) became effective on March 31, 2016 with respect to 920 De Guigne Drive and 950 De Guigne Drive; and (b) is to become effective on June 30, 2016 with respect to 930 De Guigne Drive. On the same day, we also entered into a lease termination agreement with our sublease tenant for the termination of our sublease of 930 De Guigne Drive. The sublease termination is to become effective on June 30, 2016, and the sublease tenant has the right to advance the termination date to no earlier than March 31, 2016, subject to certain terms and conditions. As of March 31, 2016, the sublease tenant has not advanced the termination date.
In connection with these lease termination agreements, we recorded the following amounts during the three months ended December 31, 2015: i) the reversal of a $1.5 million restructuring accrual related to 920 De Guigne Drive, as this amount represents the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable; ii) the reversal of a $0.5 million loss accrual related to 930 De Guigne Drive, as this amount represents our loss from subleasing the building from July 2016 through November 2019 that we will no longer incur, partly offset by an accrual of $0.4 million related to the early lease termination fee payable to our sublease tenant; and iii) the reversal of $621,000 of the total $1.2 million of deferred rent related to 950 De Guigne Drive, as this amount represents our deferred rent liability that is no longer required. We reversed $621,000 as a credit to rent expense in the three months ended December 31, 2015. The remaining excess deferred rent balance of $621,000 was reversed and credited to rent expense in the three months ended March 31, 2016.

On December 18, 2015, we entered into a sublease agreement dated November 11, 2015 (the “Lease”) with Avaya Inc. to lease approximately 55,000 square feet of office and research and development space located at 4655 Great America Parkway, 3rd Floor, in Santa Clara, California (the “Great America Facility”) for a period of five years and one month (the “Term”), with a commencement date of April 1, 2016. On March 21, 2016, Avaya Inc. agreed to early occupancy of the Great America Facility by us for a prorated rent amount. The Lease provides for average monthly base rent payments during the Term of approximately $99,000 as set forth in the Lease. The Lease also provides that we must pay certain expenses and fees, including common area maintenance and property tax, in addition to the base rent. In March 2016, we relocated our corporate headquarters, and all employees formerly based at our De Guigne Drive facilities in Sunnyvale, California, to the Great America Facility.
As of March 31, 2016, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2016	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Thereafter
Operating lease obligations, net of sublease income	$13,129	$794	$3,168	$2,904	$2,441	$2,014	$1,808
Purchase obligations	5,083	1,032	2,094	655	372	207	723
Total contractual obligations	$18,212	$1,826	$5,262	$3,559	$2,813	$2,221	$2,531

Joint venture investment commitment
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive original equipment manufacturer, or OEM, supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of connected navigation systems for the China automotive aftermarket and local OEMs. We agreed to invest RMB 9.95 million (approximately $1.5 million as of March 31, 2016) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $775,000 as of March 31, 2016) license fee.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

We have not made any capital contributions to the joint venture, and the parties are currently renegotiating the nature, timing and amounts of capital to be contributed. Accordingly, the joint venture has not been formed. In December 2015, we and Huazhong completed the TLA with a term of ten years. In addition, we and Huazhong negotiated a Technology Development Service Agreement, whereby we will provide the joint venture with specified technical services in exchange for a non-refundable technical services fee, subject to the completion of a statement of work by the parties. The TLA and the Technology Development Services Agreement will not go into effect until the joint venture is formed and funded.
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case has been sent back to the U.S. District Court for the District of Delaware and trial is currently scheduled for February 2017. During the nine months ended March 31, 2016, we accrued $750,000 related to this litigation. We believe that it is probable that we will incur a loss; however, beyond the amount accrued we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
In 2008, Alltel, AT&T, Sprint Corporation, or Sprint, and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. In March 2011, EMSAT and AT&T settled their claims. The PTO reexamined two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. All patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product were cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. On March 20, 2015, the Court dismissed and closed the Alltel case and on April 10, 2015 the Court dismissed and closed the Sprint case. We have not yet determined the extent of our indemnification obligations to AT&T. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.
In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC, or Tendler, in the U.S. District Court for the Eastern District of Texas. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

settlement and the amount of our contribution was not material; however, there continues to be a disagreement as to whether any additional amounts are owed to AT&T for legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects on our financial condition, results of operations, or cash flows.

On April 6, 2016, Venus Locations LLC, or Venus, filed patent infringement lawsuits against AT&T, Inc., T-Mobile and Sprint in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,442,485 by AT&T Navigator, Telenav Navigator, and Sprint Navigator, respectively. AT&T, Inc., T-Mobile, and Sprint have each demanded that we defend and indemnify them against the claims brought by Venus. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of these lawsuits and any potential indemnification requests from our customers on our financial condition, results of operations, or cash flows.
In connection with a software quality issue that was identified related to maps displayed in software deployed to certain vehicles released in North America in 2015, we have accrued a reserve of $50,000 as of March 31, 2016. The software quality issue does not present a risk to driver safety. The actual costs are uncertain at this time and we are currently working with our customer to evaluate the appropriate solution. If the actual costs exceed our estimates, our results of operations and financial condition may be adversely affected.

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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2015	4,781	$5.40
Granted	2,351
Exercised	(1,295)
Canceled	(345)
Options outstanding as of March 31, 2016	5,492	$6.79	6.78	$711
As of March 31, 2016:
Options vested and expected to vest	4,966	$6.81	6.58	$680
Options exercisable	2,740	$6.92	5.14	$484

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2015	4,290
Granted	1,530
Vested	(1,222)
Canceled	(958)
RSUs outstanding as of March 31, 2016	3,640	1.46	$21,478
As of March 31, 2016:
RSUs expected to vest	3,032	1.34	$17,890

RSUs vested above includes 427,018 shares withheld for taxes related to net share settlements of RSUs.

During the nine months ended March 31, 2016, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,621,476 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2015	1,947
Additional shares authorized	1,621
Granted	(3,881)
RSUs withheld for taxes in net share settlements	427
Canceled	1,301
Shares available for grant as of March 31, 2016	1,415
The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Stock option awards	$518	$446	$1,369	$1,680
RSU awards	2,102	2,186	7,518	6,373
Restricted common stock	—	—	—	506
Total stock-based compensation expense	$2,620	$2,632	$8,887	$8,559

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Expected volatility	43%	55%	47%	54%
Expected term (in years)	4.58	4.39	4.53	4.38
Risk-free interest rate	1.23%	1.50%	1.35%	1.62%
Dividend yield	—	—	—	—

Performance-based RSUs

We established a 2015 Performance Share Program under our 2009 Equity Incentive Plan, under which RSUs and/or cash bonuses may be earned based on the achievement of specified performance conditions measured over periods ranging from approximately 15 to 21 months. Holders of performance-based awards generally have the ability to receive 0% to 100% of the target number of RSUs or cash bonus originally granted. The expense associated with performance-based RSU grants is recorded when the performance condition is determined to be probable. Fully vested restricted stock units and/or cash bonuses will be awarded upon management’s certification of the level of achievement.
As of June 30, 2015, we had granted 106,000 performance-based RSUs to certain non-executive employees. No performance-based RSUs were vested, and 20,000 performance-based RSUs were canceled during the nine months ended March 31, 2016.

In addition, in July 2015, our board of directors approved reserving an aggregate of approximately 1.2 million of shares for performance-based RSUs to be earned by certain non-executive employees based upon the achievement of specified performance milestones measured over approximately six months. Upon achievement and approval of each milestone RSU grant by our board of directors, 50% of the RSUs will vest immediately and the remaining 50% will vest one year following the vest date of the first grant. The size of each RSU grant will be determined by dividing the value of the reward for each milestone by the price of our common stock on the date of grant. As of March 31, 2016, 29,246 shares had been granted under these milestones and are included as a component of shares granted in our summary table of RSU activity above.

8.	Stock repurchase program
In September 2014, we announced that our board of directors authorized a program for the repurchase of shares of our common stock up to an aggregate of $10.0 million through open market purchases. The timing and amount of repurchase transactions under this program depends on market conditions and other considerations. Under this program, we utilized $570,000 of cash to repurchase 75,943 shares of our common stock at an average purchase price of $7.50 per share during the three months ended September 30, 2015. As of September 30, 2015, this repurchase program expired.
Repurchased shares are retired and designated as authorized but unissued shares. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases included in the nine months ended March 31, 2016, we reduced common stock and APIC by an aggregate of $249,000 and charged $321,000 to retained earnings.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our effective tax rate, which resulted in the recognition of a tax expense, was 2% in the nine months ended March 31, 2016 compared to an effective tax rate, which resulted in the recognition of a tax benefit, of 40% in the nine months ended March 31, 2015. Our effective tax rate of 2% for the nine months ended March 31, 2016 was less than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two year carryback period. Our effective tax rate of 40% for the nine months ended March 31, 2015 was greater than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to tax benefits recorded discretely from the recognition of a $3.0 million state income tax refund as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010, true up adjustments totaling $1.5 million in connection with the filing of our fiscal 2014 tax return, and the reversal of tax reserves due to the expiration of the statute of limitations and settlement of our California audit, partially offset by an increase in the valuation allowance as a result of the limitations of benefit from the tax loss carryback.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of March 31, 2016 and June 30, 2015, our cumulative unrecognized tax benefits were $6.1 million. Included in the balance of unrecognized tax benefits at March 31, 2016 and June 30, 2015 was $1.6 million and $1.7 million, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued $547,000 and $493,000 for the payment of interest and penalties at March 31, 2016 and June 30, 2015, respectively.
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
We have recorded a $5.4 million income tax receivable as of March 31, 2016 for a U.S. federal tax refund resulting from our ability to carry back fiscal 2015 losses and credits to previous years. Subsequent to March 31, 2016 2016, we received $4.8 million of the total $5.4 million receivable due.

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
During fiscal 2014, we recorded restructuring charges of $2.4 million related to severance and benefits for certain eliminated positions and $2.0 million related to the impairment of facility leases in connection with our consolidation of facilities. During the three months ended December 31, 2015, in connection with our office lease termination agreement described further in Note 5 Commitments and Contingencies, we reversed $1.5 million previously charged to our restructuring accrual as facility exit costs. As of March 31, 2016, our remaining restructuring liabilities are primarily associated with facility exit costs. Activity related to our restructuring liabilities for the nine months ended March 31, 2016 is presented in the following table (in thousands):

Balance at June 30, 2015	$2,644
Restructuring expenses	135
Cash payments	(1,259)
Other	(1,468)
Balance at March 31, 2016	$52

11.	Segments
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Our segment results for the three and nine months ended March 31, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue
Automotive	$34,717	$29,472	$98,306	$73,051
Advertising	5,156	4,019	16,695	12,726
Mobile Navigation	6,405	8,795	20,591	31,276
Total revenue	46,278	42,286	135,592	117,053
Cost of revenue
Automotive	21,495	15,759	58,947	39,395
Advertising	2,788	2,690	9,538	8,528
Mobile Navigation	1,823	2,390	5,540	8,409
Total cost of revenue	26,106	20,839	74,025	56,332
Gross profit
Automotive	13,222	13,713	39,359	33,656
Advertising	2,368	1,329	7,157	4,198
Mobile Navigation	4,582	6,405	15,051	22,867
Total gross profit	$20,172	$21,447	$61,567	$60,721
Gross margin
Automotive	38%	47%	40%	46%
Advertising	46%	33%	43%	33%
Mobile Navigation	72%	73%	73%	73%
Total gross margin	44%	51%	45%	52%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future results of operations, future sources of revenue, expectations regarding expenses, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts, “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Overview

Telenav is a leading provider of location-based platform services. These services consist of our automotive and mobile navigation platform and our advertising delivery platform. Our automotive and mobile navigation platform allows us to deliver enhanced location-based services to auto manufacturers, developers, and end users through various distribution channels, including wireless carriers. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. We report revenue, cost of revenue and gross profit results in three business segments: automotive, advertising and mobile navigation.
Our map and navigation platform was originally developed to target mobile devices with real-time directions and information about places near the user’s mobile device. More recently, we have evolved our platform so that it is primarily targeted to deliver solutions for automotive manufacturers and original equipment manufacturers, or OEMs. We have also enhanced our solutions to make them better suited for the in-car experience.
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
For our automotive segment customers, we offer our auto and mobile navigation platform services to vehicle manufacturers and OEMs for distribution with their vehicles. We believe our history as a supplier of cloud-based navigation services provides an advantage in the automotive navigation marketplace over many of our competitors.
Our primary automotive customer to date, Ford Motor Company, or Ford, currently distributes our on-board product as an optional feature with all of its models in the United States, Canada, Mexico, Europe and China, as well as in models in South America, Australia and New Zealand. In addition, in July 2015, Ford Australia and New Zealand adopted a map update program as part of its Sync 2 product distribution. Under this program, Ford owners with Sync 2 will be eligible to receive annual map updates at no additional cost through December 2023. Ford will pay us an annual fee and a per unit fee for these updates.
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
In July 2015, we and Toyota Motor Corporation, or Toyota, announced a partnership for brought-in navigation services where our Scout® GPS Link will be available in Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout® GPS Link mobile application, and as of March 2016, the ability to connect to our mobile application is a standard feature or is available as an option on more than 75% of 2016 Toyota models in the United States.
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
We generate revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform. Ford pays us a royalty fee on Sync 2 on-board solutions as the software is reproduced for installation in vehicles with our automotive navigation solutions and pays us a royalty fee on Sync 3 on-board solutions as our software is installed in the vehicle. In addition, we earn a one-time royalty for each new vehicle owner who downloads the GM OnStar RemoteLink® application, whereby we provide enhanced search capabilities for contracted service periods. We also earn a one-time royalty for each new Toyota vehicle enabled to connect with our Scout® GPS Link mobile application.
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
Recent Developments
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of connected navigation systems for the China automotive aftermarket and local OEMs. We agreed to invest RMB 9.95 million (approximately $1.5 million as of March 31, 2016) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $0.8 million as of March 31, 2016) license fee.
We have not made any capital contributions to the joint venture, and the parties are currently renegotiating the nature, timing and amounts of capital to be contributed. Accordingly, the joint venture has not been formed. In December 2015, we and Huazhong completed the TLA with a term of ten years. In addition, we and Huazhong negotiated a Technology Development Service Agreement, whereby we will provide the joint venture with specified technical services in exchange for a non-refundable technical services fee, subject to the completion of a statement of work by the parties. The TLA and Technology Development Service Agreement will not be effective until the joint venture is formed.
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for our corporate facilities on De Guigne Drive in Sunnyvale, California. The lease termination (a) became effective on March 31, 2016 with respect to 920 De Guigne Drive and 950 De Guigne Drive; and (b) is to become effective on June 30, 2016 with respect to 930 De Guigne Drive. On the same day, we also entered into a lease termination agreement with our sublease tenant for the termination of our sublease of 930 De Guigne Drive. The sublease termination is to become effective on June 30, 2016, and the sublease tenant has the right to advance the termination date to no earlier than March 31, 2016, subject to certain terms and conditions. As of March 31, 2016, the sublease tenant has not advanced the termination date.
In connection with these lease termination agreements, we recorded the following amounts during the three months ended December 31, 2015: i) the reversal of a $1.5 million restructuring accrual related to 920 De Guigne Drive, as this amount represents the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable; ii) the reversal of a $0.5 million loss accrual related to 930 De Guigne Drive, as this amount represents our loss from subleasing the building from July 2016 through November 2019 that we will no longer incur, partly offset by an accrual of $0.4 million related to the early lease termination fee payable to our sublease tenant; and iii) the reversal of $0.6 million of the total $1.2 million of deferred rent related to 950 De Guigne Drive, as this amount represents our deferred rent liability that is no longer required. We reversed $0.6 million as a credit to rent expense in the three months ended December 31, 2015. The remaining excess deferred rent balance of $0.6 million was reversed and credited to rent expense in the three months ended March 31, 2016.
On December 18, 2015, we entered into a sublease agreement dated November 11, 2015 (the “Lease”) with Avaya Inc. to lease approximately 55,000 square feet of office and research and development space located at 4655 Great America Parkway, 3rd Floor, in Santa Clara, California (the “Great America Facility”) for a period of five years and one month (the “Term”), with a commencement date of April 1, 2016. On March 21, 2016, Avaya Inc. agreed to early occupancy of the Great America Facility by us for a prorated rent amount. The Lease provides for average monthly base rent payments during the Term of approximately $0.1 million as set forth in the Lease. The Lease also provides that we must pay certain expenses and fees, including common area maintenance and property tax, in addition to the base rent. In March 2016, we relocated our corporate headquarters, and all employees formerly based at the De Guigne Drive facilities in Sunnyvale, California, to the Great America Facility.
In January 2016, we decided to shift our focus in our advertising business from growth to profitability. We anticipate that our quarter ended March 31, 2016, which was lower in revenue compared to the three months ended December 31, 2015 due primarily to seasonality, will be the peak quarter of losses for our advertising business. In the near-term, we are taking actions to reduce our operating costs and are targeting to achieve break-even on a cash basis for our advertising business by the end of calendar 2016. We use the adjusted EBITDA metric in measuring this performance. This shift in strategy from growth to profitability required us to evaluate the carrying value of our goodwill and intangible assets for impairment during the three months ended March 31, 2016 rather than in the ordinary course of practice during the last quarter of our fiscal year. Based on the results of our goodwill and intangible assets impairment test as of January 31, 2016, the estimated fair value of our advertising business exceeded its carrying value by 18%. We have not recognized any impairment of goodwill or intangible assets in the three year period ended June 30, 2015 and the nine months ended March 31, 2016.

Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures such as billings, change in deferred revenue, change in deferred costs, non-GAAP gross margin, non-GAAP net income (loss), adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, diluted non-GAAP net income (loss) per share, and free cash flow are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do (in thousands, except percentages and per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue	$46,278	$42,286	$135,592	$117,053
Billings (Non-GAAP)	$53,134	$42,465	$149,471	$120,039

Increase in deferred revenue	$6,856	$179	$13,879	$2,986
Increase in deferred costs	$2,974	$1,338	$7,276	$2,061

Gross margin	44%	51%	45%	52%
Non-GAAP gross margin	45%	53%	46%	54%

Net loss	$(9,838)	$(4,767)	$(27,323)	$(15,427)
Non-GAAP net loss	$(7,472)	$(1,177)	$(19,014)	$(8,044)
Adjusted EBITDA	$(6,353)	$(4,678)	$(16,887)	$(15,035)

Diluted net loss per share	$(0.23)	$(0.12)	$(0.66)	$(0.39)
Diluted non-GAAP net loss per share	$(0.18)	$(0.03)	$(0.46)	$(0.20)

Free cash flow (Non-GAAP)	$(1,994)	$5,761	$(8,988)	$(177)

Billings measures revenue recognized plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors because billings drives deferred revenue, which is an important indicator of the health and viability of our business. While we believe a disproportionately high degree of costs and value in the product or service has been incurred and provided at the time of billing to the customer, we are required under GAAP to defer revenue recognition over much longer periods, currently up to ten years. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue and may require additional services to be provided over contracted service periods. For example, billings related to certain connected solutions cannot be recognized as revenue in a given period due to requirements for ongoing provisioning of services such as hosting, monitoring and customer support. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. When we use these measures, we compensate for these limitations by providing specific information regarding revenue and evaluating billings together with revenue calculated in accordance with GAAP. We have also provided a breakdown of the calculation of the change in deferred revenue by segment, which is added to revenue in calculating our non-GAAP metric of billings. In connection with our presentation of the change in deferred revenue, we have provided a similar presentation of the change in the related deferred costs. Such deferred costs primarily include costs associated with third party content and in connection with certain customized software solutions, the costs incurred to develop those solutions. As deferred revenue and deferred costs become larger components of our operating results, we believe these metrics are useful in evaluating cash flow.
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
Adjusted EBITDA measures our GAAP net loss excluding the impact of stock-based compensation expense, depreciation, amortization, interest and other income (expense), provision (benefit) for income taxes, and other applicable items such as legal contingencies, restructuring accruals and reversals and deferred rent reversals due to lease termination, net of tax. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss. We consider Adjusted EBITDA to be a useful metric as a proxy for operating cash flow.
Non-GAAP gross margin, non-GAAP net loss and adjusted EBITDA are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating non-GAAP gross margin, non-GAAP net loss and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, non-GAAP net loss and adjusted EBITDA are key financial measures used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that non-GAAP gross margin, non-GAAP net loss, net of tax, and adjusted EBITDA provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Diluted non-GAAP net loss per share is calculated as non-GAAP net loss divided by the diluted weighted average number of shares outstanding during the period.

Free cash flow is a non-GAAP financial measure we define as net cash provided by (used in) operating activities less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business after the purchases of property and equipment.
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

•	non-GAAP gross margin, non-GAAP net loss and adjusted EBITDA do not reflect the potentially dilutive impact of equity-based compensation;

•	non-GAAP net loss and adjusted EBITDA do not reflect the use of cash for net share settlements of RSUs;

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA, free cash flow or similarly titled measures differently, which reduces their usefulness as comparative measures.
Because of these and other limitations, you should consider billings, non-GAAP gross margin, non-GAAP net loss, adjusted EBITDA, diluted non-GAAP net loss per share and free cash flow alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results.

The following tables present reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, gross margin to non-GAAP gross margin, net loss to non-GAAP net loss, net loss to adjusted EBITDA and net loss to free cash flow for each of the periods indicated (dollars in thousands):

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$34,717	$29,472	$5,156	$4,019	$6,405	$8,795	$46,278	$42,286
Adjustments: Change in deferred revenue	6,992	297	—	—	(136)	(118)	6,856	179
Billings (Non-GAAP)	$41,709	$29,769	$5,156	$4,019	$6,269	$8,677	$53,134	$42,465

	Automotive		Advertising		Mobile Navigation		Total
	Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$98,306	$73,051	$16,695	$12,726	$20,591	$31,276	$135,592	$117,053
Adjustments: Change in deferred revenue	14,243	3,650	—	—	(364)	(664)	13,879	2,986
Billings (Non-GAAP)	$112,549	$76,701	$16,695	$12,726	$20,227	$30,612	$149,471	$120,039

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Deferred revenue, March 31	$19,435	$3,780	$—	$—	$1,272	$1,642	$20,707	$5,422
Deferred revenue, December 31	12,443	3,483	—	—	1,408	1,760	13,851	5,243
Increase (decrease) in deferred revenue (Non-GAAP)	$6,992	$297	$—	$—	$(136)	$(118)	$6,856	$179

Deferred costs, March 31	$10,417	$2,561	$—	$—	$—	$—	$10,417	$2,561
Deferred costs, December 31	7,443	1,223	—	—	—	—	7,443	1,223
Increase in deferred costs (Non-GAAP)	$2,974	$1,338	$—	$—	$—	$—	$2,974	$1,338

	Automotive		Advertising		Mobile Navigation		Total
	Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Deferred revenue, March 31	$19,435	$3,780	$—	$—	$1,272	$1,642	$20,707	$5,422
Deferred revenue, June 30	5,192	130	—	—	1,636	2,306	6,828	2,436
Increase (decrease) in deferred revenue (Non-GAAP)	$14,243	$3,650	$—	$—	$(364)	$(664)	$13,879	$2,986

Deferred costs, March 31	$10,417	$2,561	$—	$—	$—	$—	$10,417	$2,561
Deferred costs, June 30	3,141	500	—	—	—	—	3,141	500
Increase in deferred costs (Non-GAAP)	$7,276	$2,061	$—	$—	$—	$—	$7,276	$2,061

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Gross margin	38%	47%	46%	33%	72%	73%	44%	51%
Adjustments:
Capitalized software and developed technology amortization	1%	—%	—%	11%	1%	1%	1%	2%
Non-GAAP gross margin	39%	47%	46%	44%	73%	74%	45%	53%

	Automotive		Advertising		Mobile Navigation		Total
	Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Gross margin	40%	46%	43%	33%	73%	73%	45%	52%
Adjustments:
Capitalized software and developed technology amortization	1%	1%	4%	10%	1%	1%	1%	2%
Non-GAAP gross margin	41%	47%	47%	43%	74%	74%	46%	54%

The impact of adjusting for stock-based compensation in determining non-GAAP gross margin is less than 1% for all periods presented.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
GAAP net loss	$(9,838)	$(4,767)	$(27,323)	$(15,427)
Adjustments:
Legal contingencies	—	—	750	—
Benefit for income taxes due to changes in tax accounting method and amended tax returns	—	—	—	(4,061)
Restructuring accrual (reversal)	107	422	(1,361)	987
Deferred rent reversal due to lease termination	(621)	—	(1,242)	—
Capitalized software and developed technology amortization	260	753	1,275	2,523
Stock-based compensation expense:
Cost of revenue	39	15	110	66
Research and development	1,483	1,243	4,712	3,868
Sales and marketing	582	699	2,257	2,193
General and administrative	516	675	1,808	2,432
Total stock-based compensation expense	2,620	2,632	8,887	8,559
Tax effect of adding back adjustments	—	(217)	—	(625)
Non-GAAP net loss	$(7,472)	$(1,177)	$(19,014)	$(8,044)

Non-GAAP net loss per share, basic and diluted	$(0.18)	$(0.03)	$(0.46)	$(0.20)
Weighted average shares used in computing non-GAAP net loss per share, basic and diluted	42,047	40,140	41,226	39,863

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
GAAP net loss	$(9,838)	$(4,767)	$(27,323)	$(15,427)
Adjustments:
Legal contingencies	—	—	750	—
Restructuring accrual (reversal)	107	422	(1,361)	987
Deferred rent reversal due to lease termination	(621)	—	(1,242)	—
Stock-based compensation expense	2,620	2,632	8,887	8,559
Depreciation and amortization	780	1,178	2,696	4,054
Interest and other income (expense), net	610	(900)	277	(3,073)
Provision (benefit) for income taxes	(11)	(3,243)	429	(10,135)
Adjusted EBITDA (Non-GAAP)	$(6,353)	$(4,678)	$(16,887)	$(15,035)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

Net loss	$(9,838)	$(4,767)	$(27,323)	$(15,427)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase in deferred revenue (1)	6,856	179	13,879	2,986
Increase in deferred costs (1)	(2,974)	(1,338)	(7,276)	(2,061)
Changes in other operating assets and liabilities	1,366	7,285	380	760
Other adjustments (2)	4,039	4,540	13,127	14,215
Net cash provided by (used in) operating activities	(551)	5,899	(7,213)	473
Less: Purchases of property and equipment	(1,443)	(138)	(1,775)	(650)
Free cash flow (Non-GAAP)	$(1,994)	$5,761	$(8,988)	$(177)

(1) Consists of royalties and customized software development fees.
(2) Consist primarily of depreciation and amortization and stock-based compensation expense

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
We report revenue, cost of revenue and gross profit results in three business segments: Automotive, Advertising and Mobile Navigation. Our chief executive officer, or CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See " - Results of operations" and Note 11 to the condensed consolidated financial statements in this Form 10-Q for more information about our business segments.
Revenue from our Automotive segment represented 73% and 62% of our revenue in the nine months ended March 31, 2016 and 2015, respectively. Ford represented 69% and 60% of our revenue in the nine months ended March 31, 2016 and

2015, respectively. Our contract with Ford expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal.
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
Our product revenue is primarily derived from our automotive on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our Ford Sync 2 on-board solutions as the software is reproduced for installation in vehicles; however, we recognize revenue from Ford Sync 3 as our software is installed in the vehicle by Ford. Accordingly, the timing of our revenue recognition will change during Ford's global transition from Sync 2 to Sync 3. As Ford increases the deployment of Sync 3 and reduces its sales of Sync 2, this transition could result in a period during which we have reduced revenue. The effect of this change in timing of revenue recognition may be greater for vehicles manufactured outside North America. In addition, we may experience fluctuations in revenue as Ford prepares for this transition in other geographies, and volumes of our solutions with Ford fluctuate. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
We have limited visibility into our customers’ inventory management processes and therefore at any particular point in time they may have more or less inventory than needed to meet their production process. However, when customers transition to new versions of our product, they will review their internal inventory levels and will attempt to estimate their requirements until the new versions are deployed into the production process. Given that these events are one time in nature, and they may not be able to exhaust their stock of inventory prior to the shift in production, they may seek to return excess inventory containing our software they have previously purchased from us, despite having no contractual right to do so. In these irregular circumstances we may be inclined to support their request for returns if all other means for using the stock has been exhausted by the customer. But as we do not have a detailed understanding of their inventory at any particular moment, we may not accurately estimate the quantity of inventory that a customer may have on hand and therefore we may not have accrued an appropriate reserve to reflect any such returns. If our estimate is materially inaccurate, our results could be impacted by the incorrect estimate.
In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the RemoteLink® application. We record the royalty earned as deferred revenue and recognize this revenue over the estimated service period.
In July 2015, Ford Australia and New Zealand adopted a map update program as part of its Sync 2 product distribution. Under this program, Ford owners with Sync 2 will be eligible to receive annual map updates at no additional cost through December 2023. Ford has agreed to pay us an annual fee and a per unit fee for these updates. We record the amount billed as deferred revenue and recognize this revenue over the estimated service period.
In August 2015, Toyota began shipping vehicles enabled to connect with our Scout® GPS Link mobile application, and as of December 2015, the ability to connect to our mobile application is a standard feature or is available as an option on more than 75% of 2016 Toyota models in the United States. We earn a one-time royalty for each new Toyota sold and equipped with Entune™ Audio Plus, and we record the royalty earned as deferred revenue. Upon delivery of all elements of the contract, we will recognize this revenue over the estimated service period. Royalties earned and revenue recognized related to Toyota were not material in the nine months ended March 31, 2016.
Revenue from our Advertising segment, which includes the delivery of search and display, location-based ads, represented 12% and 11% of our revenue in the nine months ended March 31, 2016 and 2015. Our advertising revenue is derived from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. Our ad search revenue is earned from the delivery of location-based ad impressions targeted to end users engaged in a specific search task utilizing our mobile navigation solutions. Ad search revenue represented less than 10% of our overall advertising revenue in the nine months ended March 31, 2016 and 2015. Our display revenue relates to the advertising business developed via our Thinknear acquisition that delivers targeted location-based impressions to end users of third party developer applications.

We also offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands). Revenue from our Mobile Navigation segment represented 15% and 27% of our revenue in the nine months ended March 31, 2016 and 2015, respectively.

Subscription fee revenue from our mobile navigation service declined in the comparable nine month period, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T, T-Mobile, and U.S. Cellular Corporation, or USCC.

AT&T represented 10% and 17% of our revenue in the nine months ended March 31, 2016 and 2015, respectively. In March 2016, our agreement with AT&T was automatically renewed, under its existing terms through March 2017, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. During fiscal 2016, we anticipate that we will continue to depend on AT&T for a material portion of our revenue; however, we have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect the number of subscribers and related revenue to continue to decline substantially. In addition, as AT&T shifts the manner in which our applications are loaded on their devices to one where users are directed to an application store, the rate of decline in our revenue from AT&T may increase as those subscribers may then search for free alternatives.

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

For fiscal 2016, we expect automotive and advertising revenue to represent the growing components of our revenue but our expectations may not be realized. While we anticipate our revenue to increase for fiscal 2016, the lower gross margins generally experienced with automotive and advertising revenue are expected to result in an overall lower gross margin in fiscal 2016. We expect that services revenue from wireless carrier customers will continue to decline substantially in fiscal 2016 due to the continued decline in the number of monthly recurring subscribers.

In the nine months ended March 31, 2016 and 2015, we generated 97% and 95% of our revenue in the United States, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries.

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

We also capitalize and defer recognition of certain licensed map and POI content costs from third parties in a manner similar to deferred revenue for our connected and value-added automotive solutions. Such deferred costs are recognized over the requisite service period and amounted to $10.4 million as of March 31, 2016. As the deferred revenue and related deferred costs are recognized as the underlying services are provided, we will also incur ongoing costs of revenue for network operations, hosting and data center, and customer service support over time.
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
While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2016 and beyond, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing Open Street Map, or OSM, content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. While our product revenue is expected to increase for fiscal 2016 due to continued growth in automotive, much of this growth will be generated from increasing distribution of our automotive solution with Ford in North America and Europe. Consequently, we expect that our overall total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our mobile navigation offerings provided through wireless carriers.
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
Research and development. Research and development expenses consist primarily of personnel costs for our development and product management employees and costs of outside consultants and temporary staffing. We have focused our research and development efforts on improving the ease of use and functionality of our existing and developing products and services. In addition to our U.S. employee base, a significant number of our research and development employees are located in our development centers in China and Romania, as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB, and the Romanian Leu.
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

There have been no material changes in our critical accounting policies and estimates during the nine months ended March 31, 2016 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2015.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of operations
The following tables set forth our results of operations for the three and nine months ended March 31, 2016 and 2015, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Consolidated Statements of Operations Data	2016	2015	2016	2015
	(in thousands)
Revenue:
Product	$33,936	$28,915	$96,205	$71,292
Services	12,342	13,371	39,387	45,761
Total revenue	46,278	42,286	135,592	117,053
Cost of revenue:
Product	20,957	15,475	57,404	38,477
Services	5,149	5,364	16,621	17,855
Total cost of revenue	26,106	20,839	74,025	56,332
Gross profit	20,172	21,447	61,567	60,721
Operating expenses:
Research and development	16,990	17,384	51,630	51,002
Sales and marketing	6,793	6,869	20,315	19,775
General and administrative	5,521	5,682	17,600	17,592
Restructuring	107	422	(1,361)	987
Total operating expenses	29,411	30,357	88,184	89,356
Loss from operations	(9,239)	(8,910)	(26,617)	(28,635)
Other income (expense), net	(610)	900	(277)	3,073
Loss before provision (benefit) for income taxes	(9,849)	(8,010)	(26,894)	(25,562)
Provision (benefit) for income taxes	(11)	(3,243)	429	(10,135)
Net loss	$(9,838)	$(4,767)	$(27,323)	$(15,427)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue:	(as a percentage of revenue)
Product	73%	68%	71%	61%
Services	27%	32%	29%	39%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	45%	36%	43%	33%
Services	11%	13%	12%	15%
Total cost of revenue	56%	49%	55%	48%
Gross profit	44%	51%	45%	52%
Operating expenses:
Research and development	37%	41%	38%	44%
Sales and marketing	15%	16%	15%	17%
General and administrative	12%	14%	13%	15%
Restructuring	—%	1%	(1)%	1%
Total operating expenses	64%	72%	65%	77%
Loss from operations	(20)%	(21)%	(20)%	(25)%
Other income (expense), net	(1)%	2%	—%	3%
Loss before provision (benefit) for income taxes	(21)%	(19)%	(20)%	(22)%
Provision (benefit) for income taxes	—%	(8)%	—%	(9)%
Net loss	(21)%	(11)%	(20)%	(13)%

Comparison of the three and nine months ended March 31, 2016 and 2015
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue increased 17% to $33.9 million in the three months ended March 31, 2016 from $28.9 million in the three months ended March 31, 2015. Product revenue increased 35% to $96.2 million in the nine months ended March 31, 2016 from $71.3 million in the nine months ended March 31, 2015. The increase in product revenue for the comparable three and nine month periods was due primarily to an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers. Services revenue decreased 8% to $12.3 million in the three months ended March 31, 2016 from $13.4 million in the three months ended March 31, 2015. Services revenue decreased 14% to $39.4 million in the nine months ended March 31, 2016 from $45.8 million in the nine months ended March 31, 2015. The decrease in services revenue for the comparable three and nine month periods was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services, partially offset by an increase in advertising revenue.
Our cost of product revenue increased 35% to $21.0 million in the three months ended March 31, 2016 from $15.5 million in the three months ended March 31, 2015. Our cost of product revenue increased 49% to $57.4 million in the nine months ended March 31, 2016 from $38.5 million in the nine months ended March 31, 2015. The increase in the comparable three and nine month periods was due primarily to an increase in third party content costs associated with automotive navigation solutions as our business shifts from deriving a majority of revenue from carrier-based revenue to automobile navigation-based revenue. Furthermore, cost of product revenue increased at a higher rate than product revenue due primarily to an increase in third party content costs associated with increased royalty revenue and mix of revenue from Ford on vehicles sold in Europe and China, which generally has higher associated content costs. Our cost of service revenue decreased 4% to $5.1 million in the three months ended March 31, 2016 from $5.4 million in the three months ended March 31, 2015. Our cost of services revenue decreased 7% to $16.6 million in the nine months ended March 31, 2016 from $17.9 million in the nine months ended March 31, 2015. The decrease in the comparable three and nine month periods was due primarily to a decrease in cost of mobile navigation revenue associated with the decline in such revenue, partially offset by an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered.

Our gross profit decreased to $20.2 million in the three months ended March 31, 2016 from $21.4 million in the three months ended March 31, 2015. Our gross profit increased to $61.6 million in the nine months ended March 31, 2016 from $60.7 million in the nine months ended March 31, 2015. Our gross margin decreased to 44% in the three months ended March 31, 2016 from 51% in the three months ended March 31, 2015, and decreased to 45% in the nine months ended March 31, 2016 from 52% in the nine months ended March 31, 2015. The decrease in gross margin for the comparable three and nine month periods was primarily due to the continuing increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers and advertising services revenue, which generally have higher associated costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our overall gross margin to continue to decline as the percentage of our revenue from automotive offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. From time to time, we may earn fees for customized engineering services we provide in conjunction with our automotive navigation solutions which carry higher gross margins. In addition, our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our January 2014 acquisition of skobbler.
Revenue concentrations. In the three months ended March 31, 2016 and 2015, revenue from Ford represented 72% and 68% of our total revenue, respectively, and revenue from AT&T represented 8% and 13% of our total revenue, respectively. In the nine months ended March 31, 2016 and 2015, revenue from Ford represented 69% and 60% of our total revenue, respectively, and revenue from AT&T represented 10% and 17% of our total revenue, respectively.
We primarily sell our services in the United States. In the three months ended March 31, 2016 and 2015, revenue derived from U.S. sources represented 98% and 97% of our total revenue, respectively. In the nine months ended March 31, 2016 and 2015, revenue derived from U.S. sources represented 97% and 95% of our total revenue, respectively.
Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenue
Automotive	$34,717	$29,472	$98,306	$73,051
Advertising	5,156	4,019	16,695	12,726
Mobile Navigation	6,405	8,795	20,591	31,276
Total revenue	46,278	42,286	135,592	117,053
Cost of revenue
Automotive	21,495	15,759	58,947	39,395
Advertising	2,788	2,690	9,538	8,528
Mobile Navigation	1,823	2,390	5,540	8,409
Total cost of revenue	26,106	20,839	74,025	56,332
Gross profit
Automotive	13,222	13,713	39,359	33,656
Advertising	2,368	1,329	7,157	4,198
Mobile Navigation	4,582	6,405	15,051	22,867
Total gross profit	$20,172	$21,447	$61,567	$60,721
Gross margin
Automotive	38%	47%	40%	46%
Advertising	46%	33%	43%	33%
Mobile Navigation	72%	73%	73%	73%
Total gross margin	44%	51%	45%	52%

Automotive. Automotive revenue increased 18% to $34.7 million in the three months ended March 31, 2016 from $29.5 million in the three months ended March 31, 2015. Automotive revenue increased 35% to $98.3 million in the nine months ended March 31, 2016 from $73.1 million in the nine months ended March 31, 2015. The increase in the comparable three and nine month periods was due primarily to an increase in production royalty revenue of $8.8 million and $28.7 million, respectively. Automotive revenue included customized software development and map content revenue of $0.1 million and $3.7 million in the three months ended March 31, 2016 and 2015, respectively, and $1.1 million and $4.5 million in the nine months ended March 31, 2016 and 2015, respectively. In addition, during the three and nine months ended March 31, 2016, our automotive deferred revenue increased $7.0 million and $14.2 million, respectively, primarily related to royalties from GM's OnStar RemoteLink® mobile application powered by our location-based services platform, the Ford Australia and New Zealand Sync 2 map update program, our agreement with Toyota utilizing our Scout® GPS Link in select 2016 Toyota models as well as approximately $1.5 million in billed customized software development fees that could not yet be recognized as revenue due to certain customer acceptance criteria. We expect to recognize as revenue this $1.5 million during the three months ending June 30, 2016. Ford's transition to Sync 3 has the effect of delaying revenue recognition to the date that our software is installed in the vehicle. This transition has occurred in North America and has begun in China, and the nominal effect on revenue recognition has been reflected in our consolidated financial statements for the three and nine months ended March 31, 2016. We anticipate that as Ford transitions to Sync 3 in other international markets in the three months ended June 30, 2016 that we will experience a lower level of orders as Ford uses it existing inventory of Sync 2 product in preparation for the transition to Sync 3. Automotive revenue represented 75% and 70% of total revenue in the three months ended March 31, 2016 and 2015, respectively, and represented 73% and 62% of total revenue in the nine months ended March 31, 2016 and 2015, respectively.
Cost of automotive revenue increased 36% to $21.5 million in the three months ended March 31, 2016 from $15.8 million in the three months ended March 31, 2015. Cost of automotive revenue increased 50% to $58.9 million in the nine months ended March 31, 2016 from $39.4 million in the nine months ended March 31, 2015. The increase in the comparable three and nine month periods was due primarily to an increase in third party content costs of $6.8 million and $20.3 million, respectively, associated with the increased royalty revenue and mix of revenue from Ford on vehicles sold in Europe and China, which generally has higher associated content costs.
Automotive gross profit decreased 4% to $13.2 million in the three months ended March 31, 2016 from $13.7 million in the three months ended March 31, 2015. Automotive gross profit increased 17% to $39.4 million in the nine months ended March 31, 2016 from $33.7 million in the nine months ended March 31, 2015. Automotive gross margin decreased to 38% in the three months ended March 31, 2016 from 47% in the three months ended March 31, 2015, and decreased to 40% in the nine months ended March 31, 2016 from 46% in the nine months ended March 31, 2015. The decrease in gross margin in the comparable three and nine month periods was due primarily to the higher proportion of revenue from vehicles sold in Europe and China, which generally has higher associated content costs.
Advertising. Advertising revenue increased 28% to $5.2 million in the three months ended March 31, 2016 from $4.0 million in the three months ended March 31, 2015. Advertising revenue increased 31% to $16.7 million in the nine months ended March 31, 2016 from $12.7 million in the nine months ended March 31, 2015. The increase in the comparable three and nine month periods was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 11% and 10% of total revenue in the three months ended March 31, 2016 and 2015, respectively, and represented 12% and 11% of total revenue in the nine months ended March 31, 2016 and 2015, respectively. Our second fiscal quarter ended December 31 is typically the strongest for our advertising business due principally to seasonality.
Cost of advertising revenue increased 4% to $2.8 million in the three months ended March 31, 2016 from $2.7 million in the three months ended March 31, 2015. Cost of advertising revenue increased 12% to $9.5 million in the nine months ended March 31, 2016 from $8.5 million in the nine months ended March 31, 2015. The increase in the comparable three and nine month periods was due primarily to increased third party ad exchange inventory costs of $0.6 million and $1.8 million, respectively, partially offset by a decrease in amortization of intangible assets of $0.4 million and $0.8 million, respectively, as our acquired intangibles became fully amortized during the three months ended December 31, 2015.
Advertising gross profit increased 78% to $2.4 million in the three months ended March 31, 2016 from $1.3 million in the three months ended March 31, 2015. Advertising gross profit increased 70% to $7.2 million in the nine months ended March 31, 2016 from $4.2 million in the nine months ended March 31, 2015. Advertising gross margin increased to 46% in the three months ended March 31, 2016 from 33% in the three months ended March 31, 2015, and increased to 43% in the nine months ended March 31, 2016 from 33% in the nine months ended March 31, 2015. The increase in gross margin in the comparable three and nine month periods was due primarily to the increased value of contracted insertion orders, combined with the procurement of lower cost display ad inventory sourced from third party exchanges and the completion of amortization of our intangible assets.

Mobile Navigation. Mobile navigation revenue decreased 27% to $6.4 million in the three months ended March 31, 2016 from $8.8 million in the three months ended March 31, 2015. Mobile navigation revenue decreased 34% to $20.6 million in the nine months ended March 31, 2016 from $31.3 million in the nine months ended March 31, 2015. The decrease in the comparable three and nine month periods was primarily due to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, Sprint, T-Mobile and USCC and a decrease in mobile navigation revenue internationally. Accordingly, in the three months ended March 31, 2016, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $2.2 million.  In the nine months ended March 31, 2016, services revenue from AT&T, Sprint, T-Mobile, USCC and international customers decreased by $10.1 million. In the nine months ended March 31, 2015, these decreases were partially offset by $0.8 million in one-time catch-up revenue reporting from AT&T. Mobile navigation revenue represented 14% and 21% of total revenue in the three months ended March 31, 2016 and 2015, respectively, and represented 15% and 27% of total revenue in the nine months ended March 31, 2016 and 2015, respectively.
Cost of mobile navigation revenue decreased 24% to $1.8 million in the three months ended March 31, 2016 from $2.4 million in the three months ended March 31, 2015. Cost of mobile navigation revenue decreased 34% to $5.5 million in the nine months ended March 31, 2016 from $8.4 million in the nine months ended March 31, 2015. The decrease in the comparable three month period was due primarily to a decrease in data center and hosted services costs of $0.4 million. The decrease in the comparable nine month period was due primarily to decreases in data center and hosted services costs of $1.4 million, third party content costs of $0.8 million, amortization of intangibles of $0.2 million and compensation and benefits of $0.2 million.
Mobile navigation gross profit decreased 28% to $4.6 million in the three months ended March 31, 2016 from $6.4 million in the three months ended March 31, 2015. Mobile navigation gross profit decreased 34% to $15.1 million in the nine months ended March 31, 2016 from $22.9 million in the nine months ended March 31, 2015. Mobile navigation gross margin was comparable at 72% and 73% in the three months ended March 31, 2016 and 2015, respectively, and 73% in each of the nine months ended March 31, 2016 and 2015. The relatively consistent margins reflect the net impact of lower revenue levels, offset by the lower cost from our successful transition to utilizing OSM maps for the majority of our mobile user base.
Operating expenses
Research and development. Our research and development expenses decreased 2% to $17.0 million in the three months ended March 31, 2016 from $17.4 million in the three months ended March 31, 2015. Our research and development expenses increased 1% to $51.6 million in the nine months ended March 31, 2016 from $51.0 million in the nine months ended March 31, 2015. The decrease in the comparable three month period was due primarily to decreases in data center and hosted services of $0.4 million and recruiting expenses of $0.3 million, partially offset by an increase in outside services of $0.4 million. The increase in the comparable nine month period was due primarily to increases outside services of $0.9 million, stock-based compensation of $0.8 million and travel and entertainment expenses of $0.6 million, partially offset by a decrease of $0.9 million due to the reversal of deferred rent associated with our facility lease termination and a decrease in severance pay of $0.9 million. As a percentage of revenue, research and development expenses decreased to 37% in the three months ended March 31, 2016 from 41% in the three months ended March 31, 2015, and decreased to 38% in the nine months ended March 31, 2016 from 44% in the nine months ended March 31, 2015. The total number of research and development personnel decreased slightly to 427 at March 31, 2016 from 429 at March 31, 2015. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new services and products for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses decreased 1% to $6.8 million in the three months ended March 31, 2016 from $6.9 million in the three months ended March 31, 2015. Our sales and marketing expenses increased 3% to $20.3 million in the nine months ended March 31, 2016 from $19.8 million in the nine months ended March 31, 2015. The decrease in the comparable three month period was primarily due to a decrease in advertising and promotion of $0.4 million, partially offset by an increase in compensation and benefits expense of $0.3 million. The increase in the comparable nine month period was primarily due to increases in compensation and benefits expense of $1.2 million and travel and entertainment expense of $0.3 million, partially offset by decreases in advertising and promotion of $0.6 million, recruiting of $0.3 million and outside services of $0.1 million. As a percentage of revenue, sales and marketing expenses decreased to 15% in the three months ended March 31, 2016 from 16% in the three months ended March 31, 2015, and decreased to 15% in the nine months ended March 31, 2016 from 17% in the nine months ended March 31, 2015. The total number of sales and marketing personnel decreased 29% to 55 at March 31, 2016 from 77 at March 31, 2015.
General and administrative. Our general and administrative expenses decreased 3% to $5.5 million in the three months ended March 31, 2016 from $5.7 million in the three months ended March 31, 2015. Our general and administrative expenses were comparable at $17.6 million in each of the nine months ended March 31, 2016 and 2015. The decrease in the comparable three month period was due primarily to decreases in compensation and benefits expense of $0.4 million, stock-based compensation expense of $0.2 million, severance pay of $0.1 million and travel and entertainment expense of $0.1 million, partially offset by an increase in legal expenses of $0.6 million resulting primarily from ongoing intellectual property litigation. General and administrative expenses in the comparable nine month period primarily reflect an increase in legal expenses of $2.9 million, resulting primarily from ongoing intellectual property litigation, that was partially offset by decreases in compensation and benefits expense of $1.3 million, stock-based compensation expense of $0.6 million, severance pay of $0.4 million, and a decrease of $0.5 million due to the reversal of deferred rent associated with our facility lease termination. As a percentage of revenue, general and administrative expenses decreased to 12% in the three months ended March 31, 2016 from 14% in the three months ended March 31, 2015, and decreased to 13% in the nine months ended March 31, 2016 from 15% in the nine months ended March 31, 2015. The total number of general and administrative personnel decreased 15% to 55 at March 31, 2016 from 65 at March 31, 2015. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal costs associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceed.

Restructuring. Restructuring for the three months ended March 31, 2016 was $0.1 million. Restructuring for the nine months ended March 31, 2016 was $(1.4) million, primarily reflecting the reversal of a $1.5 million restructuring accrual related to our facility at 920 De Guigne Drive, as this amount represents the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable in connection with our office lease termination agreement. In the three and nine months ended March 31, 2015, we incurred restructuring costs of $0.4 million and $1.0 million, respectively, associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities in fiscal 2014.
Other income (expense), net. Our other income (expense), net was $(0.6) million in the three months ended March 31, 2016 and $0.9 million in the three months ended March 31, 2015. Our other income, net was $(0.3) million in the nine months ended March 31, 2016 and $3.1 million in the nine months ended March 31, 2015. Other income, net for the three and nine months ended March 31, 2016 includes a $0.5 million and $0.8 million loss, respectively, from the write-off of investments in privately-held companies. Other income, net for the three months ended March 31, 2015 included a $0.9 million foreign exchange gain.  Other income, net for the nine months ended March 31, 2015 included a $1.7 million foreign exchange gain and $0.8 million other income from our transaction services agreement with Fleetcor Technologies Operating Company, LLC.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes was negligible in the three months ended March 31, 2016 and $(3.2) million in the three months ended March 31, 2015. Our provision (benefit) for income taxes was $0.4 million in the nine months ended March 31, 2016 compared to $(10.1) million in the nine months ended March 31, 2015. Our effective tax rate, which resulted in the recognition of a tax expense, was 2% in the nine months ended March 31, 2016 compared to an effective tax rate, which resulted in the recognition of a tax benefit, of 40% in the nine months ended March 31, 2015. Our effective tax rate of 2% for the nine months ended March 31, 2016 was less than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two year carryback period. Our effective tax rate of 40% for the nine months ended March 31, 2015 was greater than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to tax benefits recorded discretely from the recognition of a $3.0 million state income tax refund as a result of the filing and subsequent audit of our California amended returns for fiscal 2009 and 2010, true up adjustments totaling $1.5 million in connection with the filing of our fiscal 2014 tax return, and the reversal of tax reserves due to the expiration of the statute of limitations and settlement of our California audit, partially offset by an increase in the valuation allowance as a result of the limitations of benefit from the tax loss carryback.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2016 and June 30, 2015, our cumulative unrecognized tax benefits were $6.1 million. Included in the balance of unrecognized tax benefits at March 31, 2016 and June 30, 2015 was $1.6 million and $1.7 million, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued $0.5 million for the payment of interest and penalties at March 31, 2016 and June 30, 2015.

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
We have recorded a $5.4 million income tax receivable as of March 31, 2016 for a U.S. federal tax refund resulting from our ability to carry back fiscal 2015 losses and credits to previous years. Subsequent to March 31, 2016, we received $4.8 million of the total $5.4 million receivable due.

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
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Nine Months Ended
	March 31,
	2016	2015
Net cash provided by (used in) operating activities	$(7,213)	$473
Net cash provided by investing activities	5,901	6,721
Net cash used in financing activities	(1,789)	(1,255)
Effect of exchange rate changes on cash and cash equivalents	(183)	(1,888)
Net increase (decrease) in cash and cash equivalents	$(3,284)	$4,051
At March 31, 2016, we had cash, cash equivalents and short-term investments of $108.6 million, which primarily consisted of corporate and agency bonds, asset-backed securities, municipal securities and money market mutual funds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of March 31, 2016, our accounts receivable balance was $39.4 million, of which Ford represented 63%.

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
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $(7.2) million and $0.5 million in the nine months ended March 31, 2016 and 2015, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our auto and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the nine months ended March 31, 2016, cash used in operating activities was primarily the result of a net loss of $27.3 million which was offset by non-cash charges for depreciation and amortization of $2.7 million, stock-based compensation of $8.9 million, write-off of long-term investments of $1.0 million, accretion of net premium on short-term investments of $0.5 million and $7.0 million from changes in our operating assets and liabilities. In the nine months ended March 31, 2015, cash provided by operating activities was the result of a net loss of $15.4 million which was offset by non-cash charges for depreciation and amortization of $4.1 million, stock-based compensation of $8.6 million, accretion of net premium on short-term investments of $1.1 million and $1.7 million from changes in our operating assets and liabilities.
Net cash provided by investing activities. Our investing activities provided $5.9 million and $6.7 million during the nine months ended March 31, 2016 and 2015, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the nine months ended March 31, 2016, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $7.7 million. In the nine months ended March 31, 2015, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $7.8 million.
Net cash used in financing activities. During the nine months ended March 31, 2016 and 2015, our financing activities used cash of $1.8 million and $1.3 million, respectively. In the nine months ended March 31, 2016, we utilized $0.6 million of cash to repurchase our common stock and $2.8 million for payment of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $1.5 million provided from the exercise of stock options. In the nine months ended March 31, 2015, we utilized $2.5 million of cash to repurchase our common stock and $2.1 million of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $3.3 million provided from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of March 31, 2016, we had an aggregate of $18.2 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $18.2 million of future minimum commitments were comprised of $1.8 million due in fiscal 2016; $5.3 million due in fiscal 2017; $3.6 million due in fiscal 2018; $2.8 million due in fiscal 2019; $2.2 million due in fiscal 2020; and $2.5 million due thereafter.
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for our corporate facilities on De Guigne Drive in Sunnyvale, California. The lease termination (a) became effective on March 31, 2016 with respect to 920 De Guigne Drive and 950 De Guigne Drive; and (b) is to become effective on June 30, 2016 with respect to 930 De Guigne Drive. On the same day, we also entered into a lease termination agreement with our sublease tenant for the termination of our sublease of 930 De Guigne Drive. The sublease termination is to become effective on June 30, 2016, and the sublease tenant has the right to advance the termination date to no earlier than March 31, 2016, subject to certain terms and conditions. As of March 31, 2016, the sublease tenant has not advanced the termination date.
On December 18, 2015, we entered into a sublease agreement dated November 11, 2015 (the “Lease”) with Avaya Inc. to lease approximately 55,000 square feet of office and research and development space located at 4655 Great America Parkway, 3rd Floor, in Santa Clara, California (the “Great America Facility”) for a period of five years and one month (the “Term”), with a commencement date of April 1, 2016. On March 21, 2016, Avaya Inc. agreed to early occupancy of the Great America Facility by us for a prorated rent amount.. The Lease provides for average monthly base rent payments during the Term of approximately $0.1 million as set forth in the Lease. The Lease also provides that we must pay certain expenses and fees, including common area maintenance and property tax, in addition to the base rent. In March 2016, we relocated our corporate headquarters, and all employees formerly based at the DeGuigne Drive facilities in Sunnyvale, California, to the Great America Facility.
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of auto entertainment systems. We agreed to invest RMB 9.95 million (approximately $1.5 million as of March 31, 2016) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $0.8 million as of March 31, 2016) license fee.

We have not made any capital contributions to the joint venture, and the parties are currently renegotiating the nature, timing and amounts of capital to be contributed. Accordingly, the joint venture has not been formed. In December 2015, we and Huazhong completed the TLA with a term of ten years. In addition, we and Huazhong negotiated a Technology Development Service Agreement, whereby we will provide the joint venture with specified technical services in exchange for a non-refundable technical services fee, subject to the completion of a statement of work by the parties. The TLA and Technology Development Service Agreement will not be effective until the joint venture is formed.
In connection with a software quality issue that was identified related to maps displayed in software deployed to certain vehicles released in North America in 2015, we have accrued a reserve of $0.1 million as of March 31, 2016. The software quality issue does not present a risk to driver safety. The actual costs are uncertain at this time and we are currently working with our customer to evaluate the appropriate solution. If the actual costs exceed our estimates, our results of operations and financial condition may be adversely affected.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2016, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case has been sent back to the U.S. District Court for the District of Delaware and trial is currently scheduled for February 2017. During the nine months ended March 31, 2016, we accrued $750,000 related to this litigation. We believe that it is probable that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
In 2008, Alltel, AT&T, Sprint and T-Mobile each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. In March 2011, EMSAT and AT&T settled their claims. The PTO reexamined two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. All patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product were cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. On March 20, 2015, the Court dismissed and closed the Alltel case and on April 10, 2015 the Court dismissed and closed the Sprint case. We have not yet determined the extent of our indemnification obligations to AT&T. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.
In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC, or Tendler, in the U.S. District Court for the Eastern District of Texas. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement and the amount of our contribution was not material; however, there continues to be a disagreement as to whether any additional amounts are owed to AT&T for legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects on our financial condition, results of operations, or cash flows.

On April 6, 2016, Venus Locations LLC, or Venus, filed patent infringement lawsuits against AT&T, Inc., T-Mobile and Sprint in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,442,485 by AT&T Navigator, Telenav Navigator, and Sprint Navigator, respectively. AT&T, Inc., T-Mobile, and Sprint have each demanded that we defend and indemnify them against the claims brought by Venus. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of these lawsuits and any potential indemnification requests from our customers on our financial condition, results of operations, or cash flows.
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
Risk related to our business
We incurred losses in fiscal 2014, 2015 and the first nine months of fiscal 2016. We expect that we will continue to incur losses in the remainder of fiscal 2016 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was (20)% and (13)% in the nine months ended March 31, 2016 and 2015, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin declined to 45% in the nine months ended March 31, 2016 from 52% in the nine months ended March 31, 2015 due primarily to the continuing increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers and advertising services revenue, which generally have higher associated costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers.
We anticipate that we will continue to incur net operating losses in the remainder of fiscal 2016, as we anticipate increased expenditures to operate our business. These expected losses are due in part to the expected continued decline in our higher margin mobile navigation revenue. Furthermore, there has been a lengthy delay between the time we secured the award of a new contract with GM, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources for this new contract, and continued investments necessary due to the early nature of our advertising business.
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
Ford represented approximately 69% and 60% of our revenue in the nine months ended March 31, 2016 and 2015, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation declines. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product or reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. In addition, Ford is in the process of a global transition from Sync 2 to Sync 3. Since our revenue recognition will change during Ford’s transition, our revenue derived from Ford could be reduced. We may also experience fluctuations in revenue as Ford prepares for this transition in various geographies. Our agreement with Ford expires in December 2017 and also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties.
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

Our automotive revenue could fluctuate due to the complexities of revenue recognition.
Due to the complexities of revenue recognition in accordance with GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. Revenue recognition could also be impacted by changes in procurement patterns, shipping terms and title transfer. For example, we recognize revenue from our Ford Sync 2 on-board solutions as the software is reproduced for installation in vehicles; however, we recognize revenue from Ford Sync 3 on-board solutions as our software is installed in the vehicle. Accordingly, the timing of our revenue recognition will change during Ford's global transition from Sync 2 to Sync 3. This transition has occurred in North America and has begun in China, and the nominal effect on revenue recognition has been reflected in our consolidated financial statements for the three and nine months ended March 31, 2016. We anticipate that as Ford transitions to Sync 3 in other international markets in the three months ended June 30, 2016 that we will experience a lower level of orders as Ford uses it existing inventory of Sync 2 product in preparation for the transition to Sync 3. In addition, we may experience fluctuations in revenue as Ford prepares for this transition in other geographies, and volumes of our solutions with Ford fluctuate. As our solutions encompass greater value-added services, such as Ford Australia and New Zealand's map update program, there is potential for changes in the timing of revenue recognition. Furthermore, we may incur significant expense to develop products for automobile manufacturers, such as under our worldwide connected navigation services agreement with GM, without ever receiving any revenue related to the sale of vehicles with our navigation services. Our ability to attract automobile manufacturers may also be limited if the OEMs chosen to provide navigation services have existing relationships with other navigation vendors or provide their own solutions. As our offerings in automobile navigation expand to brought-in, as well as built-in, we may not correctly anticipate the financial accounting treatment for the various products. We could be required to amortize revenue from products over time although we previously recognized revenue for similar products when the applicable vehicle was sold.
We may not be successful in generating material revenue from automotive manufacturers and OEMs other than Ford. As a result, our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive revenue.
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
We may incur substantial costs when engaging with a new automotive navigation customer and may not realize substantial revenue from that new customer in the short-term, if at all.
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. Our relationship with GM includes brought-in services for vehicles and in January 2015 GM launched the new version of its OnStar RemoteLink® mobile application, but we cannot assure you that the RemoteLink® project will lead to us receiving significant revenue in the short-term, if at all. We also entered into a contract with GM to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. We do not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. We cannot assure you that when and if our products go into production and launch in GM vehicles and become available for sale, they will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees. In July 2015, we and Toyota announced a partnership for brought-in navigation services where our Scout GPS Link will be available in Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile application, and as of March 31, 2016, the ability to connect to our mobile application is a standard feature or is available as an option on more than 75% of 2016 Toyota models in the United States. We cannot assure you that the Scout GPS Link Toyota project will lead to us receiving significant revenue in the short-term, if at all.
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
Although we began providing advertising to some of our end users in 2010 and the percentage of our revenue represented by advertising had grown rapidly, advertising was 11% and 12% of our total revenue during fiscal 2015 and during the nine months ended March 31, 2016, and may not grow significantly over the remainder of fiscal 2016. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. To date, the margins of our advertising business have been well below those we experience in our automotive navigation and mobile navigation businesses. Furthermore, we believe the advertising business can be subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2015, we experienced higher advertising revenue as the second quarter is traditionally stronger due to seasonality, and advertising revenue subsequently declined sequentially in the three months ended March 31, 2016. In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation. Even if we are able to increase our advertising revenue, we may not be able to improve the margins of our advertising business if we do not generate additional ad impression space within our own applications, such as Scout. If we are unable to improve the margins of our advertising business, it may not become profitable and may impair our ability to become profitable as a whole and invest in new opportunities.
Our legacy wireless carrier mobile navigation business is declining and as it continues to decline, our revenue and net income or loss will continue to be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In the nine months ended March 31, 2016 and 2015, AT&T represented 10% and 17% of our total revenue, respectively. In the last three fiscal years, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. In addition, as AT&T shifts the manner in which our applications are loaded on their devices to one where users are directed to an application store, the rate of decline in our revenue from AT&T may increase as those subscribers may then search for free alternatives.  AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2016 and beyond.
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

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire, which is geographically remote from our existing operations;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	our inability to retain key personnel of the acquired company;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and customers of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies.
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
In addition, in January 2016, we decided to shift our focus in our advertising business from growth to profitability. We anticipate that our quarter ended March 31, 2016, which was lower in revenue compared to the three months ended December 31, 2015 due to seasonality, will be the peak quarter of losses for our advertising business. In the near-term, we are taking actions to reduce our operating costs and expect to achieve break-even on a cash basis for our advertising business by the end of calendar 2016. We use the adjusted EBITDA metric in measuring this performance. This shift in strategy from growth to profitability required us to evaluate the carrying value of our goodwill and intangible assets for impairment during the three months ended March 31, 2016 rather than in the ordinary course of practice during the last quarter of our fiscal year.
Based on the results of our goodwill and intangible assets impairment test as of January 31, 2016, the estimated fair value of our mobile navigation business and our advertising business exceeded its carrying value by 22% and 18%, respectively. We have not recognized any impairment of goodwill or intangible assets in the three year period ended June 30, 2015 and the nine months ended March 31, 2016. However, our efforts to focus on profitability for our advertising business may not be effective, and losses may continue beyond our expectations.  As such, we may experience future write-downs of goodwill or other intangible assets.
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
In connection with a software quality issue that was identified related to maps displayed in software deployed to certain vehicles released in North America in 2015, we have accrued a reserve of $0.1 million as of March 31, 2016. The software quality issue does not present a risk to driver safety. The actual costs are uncertain at this time and we are currently working with our customer to evaluate the appropriate solution. If the actual costs exceed our estimates, our results of operations and financial condition may be adversely affected.
Our investment portfolio may become impaired by deterioration of the financial markets.

Our cash equivalent and short-term investment portfolio as of March 31, 2016 consisted of corporate and agency bonds, asset-backed securities, municipal securities, U.S. treasury securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2016, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
We may be required to recognize a significant charge to earnings if our strategic private equity investments become impaired.
We have in the past and may in the future enter into investments in businesses in order to complement or expand our current business or enter into new markets. Private equity investments are inherently risky and subject to factors outside of our control and no assurance can be given that our previous or future investments will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. We may be required to record a significant charge in our financial statements during the period in which any impairment of our private equity investments is determined, which could adversely impact our results of operations. We recorded impairment charges of $1.0 million for cost-basis and equity method investments during the nine months ended March 31, 2016.
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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may fluctuate for a variety of reasons, including:

•
impact from our inability to benefit from the carryback of net losses expected to be incurred in fiscal 2016 and thereafter due to the limitations of the two year loss carryback for federal tax purposes.

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

•	impact from any future tax settlements with state, federal or foreign tax authorities;

•	impact from increases or decreases in tax reserves due to new assessments of risk, the expiration of the statute of limitations or the completion of government audits;

•	impact from changes in tax laws, regulations and interpretations in the jurisdictions in which we operate, as well as the requirements of certain tax rulings;

•
impact from withholding requirements in various non-U.S. jurisdictions and our ability to recoup those withholdings, which may depend on how much revenue we have in a particular jurisdiction to offset the related expenses;

•	impact from acquisitions and related integration activities; or

•	impact from new FASB requirements.
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
We rely on third party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third party data and content increases substantially. Although we have recently announced efforts to use OSM data to reduce the expenses we incur for third party map data, we may not be successful at integrating OSM data into our products and may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps. We introduced mobile phone-based navigation with OSM and launched our first brought-in automotive navigation service with OSM in 2015. As a result, we may not have sufficient data for automotive manufacturers and OEMs to feel comfortable electing to use OSM in the products and services we provide them.
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. We entered into a new TomTom agreement effective as of January 1, 2016 to license TomTom map data for voice-guided turn by turn GPS navigation service for our existing mobile navigation products through December 31, 2016. The term of our TomTom agreement automatically renews for additional one-year periods until December 31, 2018, by which time the term of our TomTom agreement shall not be further renewed. Our agreement with HERE was automatically renewed under its existing terms through January 31, 2017, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. HERE was acquired by a consortium of German automobile manufacturers in late 2015, and the sale of HERE may increase our costs if HERE does not agree to the automatic renewal of our existing agreement in the future.
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
As of March 31, 2016, we had international operations in China, Romania, Germany, Mexico and Japan. Our experience with wireless carriers, automobile manufacturers and OEMs, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 97% and 95% of our total revenue in the nine months ended March 31, 2016 and 2015, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
Mergers, consolidations or other strategic transactions in the mapping data industry could weaken our competitive position, reduce the number of our map providers and adversely affect our business.
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
The techniques used to obtain unauthorized, improper or illegal access, disable or degrade service, or sabotage systems change frequently, may be difficult to detect quickly, and often are not recognized until launched against a target. Certain efforts may be state-sponsored and supported by significant financial and technological resources and may therefore be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties also may attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our, our customers’ or our employees’ personal or proprietary information, cause interruption in our operations and damage our computers and systems or those of our customers. In addition, our customers have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, GPS data or other personal information or to introduce viruses or other malware, including through “trojan horse” programs, to our users' phones and vehicles. Also, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our systems. Any security or privacy breach at a company providing services to us or our OEM customers, or integrated with our products and services, could have similar effects. We may also need to expend significant additional resources to protect against security or privacy breaches or to redress problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of March 31, 2016, only four research analysts published reports regarding our company. In addition, if our stock was to trade at prices below $5.00 per share in the future, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 33.4% of our common stock outstanding as of March 31, 2016. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.34+	Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TELENAV, INC.

Dated:	May 9, 2016	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	May 9, 2016	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.34+	Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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