Form 10-K
period 2016-06-30
Telenav, Inc.
filed 2016-08-22
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $156 million (based on a closing sale price of $5.69 per share as reported for the NASDAQ Global Market on December 31, 2015). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of June 30, 2016 was 42,707,692.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated.

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
Corporate information
Our predecessor company, TeleNav, Inc., incorporated in the State of Delaware in 1999 and we incorporated in the State of Delaware in 2009 as TNAV Holdings, Inc. Pursuant to stockholder approvals received in December 2009, our predecessor company merged with and into us on April 15, 2010. As the entity surviving the merger, upon completion of the merger, we changed our name to TeleNav, Inc. In November 2012, we changed our name to Telenav, Inc. Our executive offices are located at 4655 Great America Parkway, Suite 300, Santa Clara, California 95054, and our telephone number is (408) 245-3800. Our website address is www.telenav.com. The information on, or that can be accessed through, our website is not part of this Form 10-K.
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
In this Form 10-K, “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries.
The names Always There Navigation™, Chatbaka™, Drive with Friends™, Evie™, Geobehavioral™, Geocookie®, … gets you and gets you there™, HopOver™, LivingMap™, Location Index ™, Location Score ™, MyTies™, MyMileage™, ONMYWAY®, PickMeUp™, RealReach™, RoadAssist™, Scout®, Scout GPS Link™, Sipity®, skobbler®, Situational Targeting™, Smart Planner™, Telenav®, Telenav Connected Service™, Telenav GPS Navigator™, Telenav Navigator™, Telenav Scout™ , Telenav Shotgun™, Thinknear®, Thinknear GeoVideo™, ThinkPolitical™TrueDelta™, and Whereboutz®, as well as the Telenav, Scout, skobbler and Thinknear logos are our trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

ii

PART I.

ITEM 1.	BUSINESS
Overview
Telenav is a leading provider of connected car and location-based platform services. These services consist of our automotive and mobile navigation platform and our advertising delivery platform. Our automotive and mobile navigation platform allows Telenav to deliver enhanced location-based services to auto manufacturers, developers and end users through various distribution channels. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. We report operating results in three business segments: automotive, advertising and mobile navigation.
For our automotive segment customers, we offer our automotive and mobile navigation platform services to vehicle manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. We believe our history as a supplier of cloud-based navigation services provides a unique advantage in the automotive navigation marketplace over our competitors.
Our primary automotive customer to date, Ford Motor Company, or Ford, currently distributes our embedded, or on-board, product as a standard or optional feature with all of its models in the United States. Our automotive products are now included on models manufactured in North America, Europe and China, as well as in models in South America, Australia and New Zealand. In addition, in July 2015, Ford Australia and New Zealand adopted a map update program for its SYNC 2 generation of vehicles. Under this program, Ford owners with SYNC 2 or SYNC 3 in Australia and New Zealand are eligible to receive annual map updates at no additional cost through December 2023.
In January 2014, we entered into an agreement with General Motors Corporation, or GM, for integration of our on-board and connected navigation solutions in its vehicles, which we expect to launch in model year 2017. Our relationship with GM also includes our mobile phone-based wireless connectivity, or brought-in, services for vehicles including GM's OnStar RemoteLink® mobile application powered by our location-based services platform, which includes mapping and one-box search. In November 2015, the localized version of GM's OnStar RemoteLink® was launched in Europe for GM's Opel and Vauxhall brands.
In July 2015, we and Toyota Motor Corporation, or Toyota, announced a partnership for brought-in navigation services where our Scout GPS Link is available in Entune™ Audio Plus equipped model year 2016 and later Toyota vehicles in the United States. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout® GPS Link mobile application, and as of June 2016, the ability to connect to our mobile application is a standard feature or is available as an option on more than 75% of 2016 Toyota models in the United States.
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
We derive revenue primarily from automobile manufacturers and OEMs and advertisers and advertising agencies. We receive revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services. These manufacturers have typically not provided us with any volume or revenue guarantees. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners, which work closely with local and small business advertisers. We also derive a declining portion of revenue from our partnerships with wireless carriers, who pay us to enable their subscribers to use our mobile navigation services.
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
We also generate a declining portion of our revenue from subscriptions to our mobile navigation services. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through mobile application stores and marketplaces. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage.
Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal years ended June 30, 2014, 2015 and 2016 and ending June 30, 2017 as fiscal 2014, fiscal 2015, fiscal 2016 and fiscal 2017, respectively. Our total revenue was $150.3 million in fiscal 2014, $160.2 million in fiscal 2015 and $183.3 million in fiscal 2016. Our net loss was $29.5 million in fiscal 2014, $23.1 million in fiscal 2015 and $35.3 million in fiscal 2016.

Navigation Services Platform
We have developed proprietary technologies that enable us to provide location-based mapping and navigation services. These technologies include both client-based and cloud-based services. Our client technologies include a navigation and guidance engine and tools allowing us to efficiently develop and deploy new applications for vehicles and mobile phones. Our back-end cloud services technologies allow us to deliver real-time location-based data for users and third party software developers that adopt our software development kit, or SDK, and application protocol interfaces, or APIs. We have developed a flexible platform that allows us to use multiple data providers for navigation, maps, points of interest, or POIs, traffic and other location-based content services. More recently, we have been expanding our offering of automotive solutions that utilize navigation to also enhance automotive OEM offerings of Advanced Driver Assistance Systems, or ADAS, and semi-autonomous capabilities. Such ADAS features use map attributes to tell the vehicle about upcoming road characteristics such as curvature and elevation. This information is used by the vehicle to improve fuel economy and safety.
In January 2014, we acquired skobbler GmbH, or skobbler, a leading provider of technologies that enhance the Open Street Map, or OSM, mapping data. By combining these technologies with other proprietary Telenav technologies, we have developed a range of OSM capabilities that allow us to use these crowd sourced maps for more advanced services such as navigation. We deployed OSM as part of our Toyota solution, whereby Toyota’s Entune™ Audio Plus equipped vehicles are enabled to connect with our Scout® GPS Link mobile application. We believe that focusing our efforts on OSM will better position us relative to our competitors and expand the nature and extent of our product offerings.
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

Services and Products
Automotive Navigation Services and Products
Industry background
We believe the automobile industry is undergoing a significant change in the way that it develops and acquires technology for vehicles. This shift is impacting both the OEMs and the tier one suppliers to automobile manufacturers. Historically a car included a collection of relatively distinct functional capabilities, for example the radio, the air conditioning system and the braking system. Each system operated independently and thus could be provided by a different third party supplier. More recently, this piece-by-piece approach to assembling cars has been replaced with a much more comprehensive and systematic approach, which integrates a number of technology solutions within a vehicle. This transition is evident in the changes to in-car infotainment solutions, of which consumers are demanding better integrated and more feature rich experiences. This transition has impacted the delivery of navigation services in the vehicle. For instance, automobile manufacturers have begun introducing lower priced navigation units as a central component of on-board entertainment and information systems rather than as standalone units and are making navigation standard on more vehicles. These integrated units extend beyond traditional navigation units by combining audio and voice capabilities with wireless network connectivity to deliver real time location services, such as traffic, weather information and other connected data.
Automotive navigation systems are typically on-board or brought-in. On-board services are the traditional service type with all key navigation elements of the system residing in the car as a self-contained service along with the related software and content, with the system not requiring access to the Internet or wireless networks to function. Brought-in systems are delivered wirelessly through a mobile phone or other device, such as a wireless modem, but use the car's internal electronic systems including the video screen and audio capabilities. In some cases, the on-board service is enhanced by the delivery of certain “live” data, such as current traffic conditions delivered wirelessly to the on-board system for display, which results in a type of hybrid service capability.
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
Our competitive strengths
Automobile manufacturers procure the various elements of each car that they manufacture from a number of suppliers directly and through OEMs. We work directly with automobile manufacturers such as Ford, GM and Toyota, as well as through

OEMs. Our strong track record as a connected and personalized navigation services provider to mobile phones and our history of working with large wireless carriers have provided us with skills and technology that are well suited to meet the demands faced by today's automobile manufacturers. The sales cycle related to automobile manufacturers is long and consultative and requires direct and continuous engagement with the automobile manufacturer and OEM providers to succeed in securing business. Often the automobile manufacturer uses the sales process to help it to define the ultimate product that it chooses to deliver to its end users in a way that not only enhances customer experience but also allows the automobile manufacturer to differentiate itself from the competition. Our success with brought-in and on-board navigation at Ford, GM and Toyota, and the continuing shift in emphasis to connected services has demonstrated the strength of our offerings to other automobile manufacturers and OEMs. It is our ability to bring innovative in-car user experiences that are optimized for the driving experience that sets us apart from other providers of phone based offerings, such as Apple's CarPlay and Google's auto initiatives.
Our automotive services and products
We entered the automotive navigation services business in fiscal 2008, initially with Ford, and our first brought-in navigation product was launched in Ford's model year 2010 vehicles. Since that time we have been working with automobile manufacturers and OEMs to provide our mobile navigation services and products worldwide through on-board and brought-in systems. Our technology powers automotive navigation services and products that provide accurate, easy to use and connected navigation services to drivers at a low cost. We currently provide our on-board GPS navigation software for Ford's second and third generation SYNC system under an agreement with Ford that expires in December 2017. The SYNC products are enhanced by Ford with the delivery of real-time traffic and historical information to help drivers search, find and drive to places more reliably and efficiently.
In January 2014, we announced that we entered into a contract with GM to provide worldwide embedded and connected navigation services beginning with select model year 2017 vehicles. The agreement covers an initial three-year production cycle, which we expect to commence with select model year 2017 vehicles. Our relationship with GM also includes brought-in services for vehicles. In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform, which includes mapping and one-box search. Under the terms of the GM agreement, we expect our on-board and brought-in services to support navigation in more than 100 countries.
In July 2015, we and Toyota Motor Corporation, or Toyota, announced a partnership for brought-in navigation services where our Scout GPS Link is available in Entune™ Audio Plus equipped model year 2016 and later Toyota vehicles in the United States. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout® GPS Link mobile application, and as of June 2016, the ability to connect to our mobile application is a standard feature or is available as an option on more than 75% of model year 2016 Toyota models in the United States.
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
Platform and architecture
Our offerings for on-board or brought-in automotive navigation services are tailored to meet the requirements of the automobile manufacturers and OEMs while leveraging our expertise with respect to client design and functionality. Our automotive navigation products also offer the capability to connect to our auto and mobile navigation platform for updated data and services. We have created an automotive reference product, or ARP, which allows us to show auto manufacturers and OEMs our entire product portfolio capabilities. Auto manufacturers or OEMs may then elect to configure the ARP to meet their needs as an on-board system or an on-board system with connectivity to live data services. In addition, we have designed custom versions of our navigation products to be exclusively cloud-based solutions for those manufacturers or OEMs seeking connected solution only services.
Advertising Network Services
Industry background
The convergence of several factors is fundamentally changing the way mobile users consume content on their mobile devices and has created a significant opportunity for mobile advertising. It has become possible to deliver innovative, interactive and engaging consumer media experiences on a wide variety of mobile devices. Consumers are increasingly using their mobile devices instead of their personal computers and other traditional media to access content, particularly while they are on the go. The convergence of powerful mobile devices and faster connectivity has enabled developers to create, and consumers to interact with, content that is instantly delivered to mobile devices.
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
Industry challenges
The mobile advertising marketplace is a dynamic, fast growing industry with many new participants. Advertisers are transitioning significant portions of their marketing budgets to the mobile marketplace where many of the traditional approaches to engaging customers are different and the means to reach their customers presents new challenges. These advertisers need to be able to conduct ad campaigns that achieve favorable return on investment, or ROI. ROI typically includes elements related to message reach, audience targeting capabilities and campaign effectiveness measurements.  Advertisers are particularly focused on measures of effectiveness for mobile which are much less mature and defined than other advertising options. The mobile advertising marketplace is comprised of application developers, advertising networks, mobile agencies, advertising exchanges and demand-side platforms, among others.  This environment is becoming nearly exclusively “programmatic,” meaning that advertisers are buying impressions across exchanges in real time based on their desired audience. The various market participants tend to focus on specific elements of the marketplace and each try to deliver unique technology offerings to assist advertisers. Some focus on targeting, others audience data and still others, including Thinknear, on the location information that makes the mobile marketplace distinct from all other advertising opportunities. Tracking the performance of ads in applications and user interactions with those ads is difficult and requires significant technological capabilities and know-how.
Our competitive strengths
Our mobile advertising solution combines the large and growing pool of mobile impressions marked with location information, a unique ability to focus on particular audiences, and dynamic user content customizable based on location.
We have developed a number of techniques that allow us to differentiate between ad impressions that include highly-accurate location data and those that are inaccurate. Our proprietary Location Score Index measures the accuracy of location information within advertising impressions and the most recent index showed that only 32% of impressions were highly accurate. Our ability to effectively filter out inaccurate data is a key competitive advantage in the rapidly shifting mobile advertising space.
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
Our services and products
Our advertising services are built around the ability to provide sophisticated location-based advertising in a manner that allows advertisers to connect with consumers on mobile devices. For example:
Creatives - We run a wide range of creative ad units, including static, dynamic, mobile video and rich media content. Our creative allows national advertisers to easily “localize” their content without having to create thousands of individual campaigns. Our creative focuses on leveraging location data to incorporate local context such as distance to a store location, information on where to purchase a product or nearby events that could impact the potential consumer.
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
Data center facilities. We developed our infrastructure with the goal of maximizing the availability of our applications, which are hosted on a highly scalable and available network located in AWS facilities in Oregon and Virginia.
We entered into hosted service agreements with AWS for primary resource capacity in addition to disaster recovery capacity. Pursuant to the service agreements, AWS provides leased facility space, power, cooling and Internet connectivity for a term of one year, and such agreements are subject to renewal.

Advertising network services
We developed our advertising network services infrastructure with the goal of maximizing the performance of our platform. Our platform is hosted on a highly scalable and available network provided by AWS. Our advertising platform has been designed to place significant focus on the location of any particular unit of display advertising made available for purchase on real time bidding ad exchanges. This focus on location provides our product with the speed and capability to more rapidly bid on the inventory that we believe is best suited for our customers' advertising needs. Our use of AWS provides significant flexibility with respect to service capability to meet any peaks in demand from our advertisers.

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
Our current research and development efforts are focused on:

•	improving and expanding features, functionality and performance of our existing services;

•	creating new applications, services and products for automobiles, mobile phones and mobile phone operating systems;

•	developing key technology and content to reduce third party costs;

•	developing innovative and engaging advertising products that allow for highly effective targeting of end users and provide for accurate measurement of behavior; and

•	building features and functionality that allow OSM to be used as a substitute for commercial map services.
Our development strategy is to identify features, services and products that are, or are expected to be, needed or desired by our end users.
As of June 30, 2016, our research and development team consisted of 451 people, 171 of whom are located in Santa Clara and Culver City, California and 280 of whom are located in Shanghai and Xi'an, China; Berlin, Germany; Cluj, Romania; and Incheon, South Korea. We have been successful in creating cross border capabilities in China, Germany and Romania for high value engineering at lower cost. Our U.S., China and Romanian research and development operations function together to provide service and product development for our automotive customers. Our Romanian development efforts also focus on our OSM products. Our research and development expenses were $60.6 million, $68.1 million and $68.9 million for fiscal 2014, 2015 and 2016, respectively.
Marketing and sales
Automotive Navigation Services
In connection with sales efforts directed at auto manufacturers and OEMs, we employ a sales team that focuses on targeted customers and responds to requests for proposal and related sales opportunities.
The design and sales cycle for automotive navigation services and products is substantially longer than those associated with our advertising network services. The automotive sales cycle is long and consultative and requires direct and continuous management of the customer and OEM providers to succeed in securing business. Often the automobile manufacturer uses the sales process to help them to define the ultimate product that they choose to deliver to their end users. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. However, once we launch services with an automotive manufacturer, our application and services are typically bundled with the vehicles for multiple years because of the longer automotive product cycles.
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
Sales. We are highly engaged in direct sales efforts to expand the reach of our mobile advertising solutions. We strive to improve the efficiency and productivity of our sales force, which may result in an increase in our advertising sales headcount during fiscal 2017; however, individual sales representatives typically take six to nine months to become fully productive.
Customers
We derive revenue primarily from automobile manufacturers and OEMs, and advertisers and advertising agencies. We derive our revenue primarily from automobile manufacturers and OEMs whose vehicles contain our proprietary software and are able to access our navigation services. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies that represent national and regional brands, and channel partners that work closely with local and small business advertisers. We also derive a declining portion of our revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or voice services.
We generate revenue from automobile manufacturers and OEMs for delivery of customized software and royalties from the distribution of this customized software for on-board and brought-in automotive navigation solutions. In addition, we earn royalties from brought-in services for vehicle applications powered by our location-based services platform. We typically enter into long term supply arrangements with our auto customers to provide our solutions across multiple car models in multiple regions around the world.
We also generate revenue from advertisers and advertising agencies for the delivery of search and display advertising impressions based on the specific terms of the advertising contract.
Our revenue from customers located in the United States comprised 94%, 96% and 97% of our total revenue for fiscal 2014, 2015 and 2016, respectively.
We are substantially dependent on Ford for our revenue. In fiscal 2014, 2015 and 2016, Ford represented 46%, 61% and 71% of our revenue, respectively. We expect Ford to represent a significant portion of our revenue for the foreseeable future. We expect AT&T to continue to represent a declining portion of our revenue. In fiscal 2014, 2015 and 2016, AT&T represented 24%, 15% and 9% of our revenue, respectively.
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
Under our agreements with Ford, GM and Toyota, we have obligations to indemnify each of them against, among other things, losses arising out of or in connection with any claim that our technology or services infringe third party proprietary or intellectual property rights. Our agreement with Ford, GM and Toyota may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or service infringed upon a third party's rights.
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
We seek to patent key concepts, components, protocols, processes and other inventions. As of July 31, 2016, we held 97 U.S. patents and 91 foreign patents expiring between April 11, 2020 and March 13, 2035, and have 94 U.S. and 74 foreign patent applications pending. Of the pending 94 U.S. patent applications, 93 are nonprovisional utility patent applications and one is a design patent application. These patents and patent applications may relate to features and functions of our services and the technology platforms we use to provide them. We have filed, and will continue to file, patent applications in the United States and other countries where there exists a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
As of June 30, 2016, we owned the U.S. Patent and Trademark Office registered trademarks for Geocookie®, Goby®, ONMYWAY®, Scout®, skobbler®, Telenav®, Thinknear® and Whereboutz®, as well as the logos for Telenav, Scout and skobbler. We also own the Telenav registered trademark in Canada, China, the European Union, Mexico and the United Kingdom. We have several unregistered trademarks, including the marks Always There Navigation™, Chatbaka™, Drive with Friends™, Evie™, Geobehavioral™, … gets you and gets you there™, HopOver™, LivingMap™, Location Index ™, Location Score ™, MyTies™, MyMileage™, PickMeUp™, RealReach™, RoadAssist™, Scout GPS Link™, Situational Targeting™, Smart Planner™, Telenav Connected Service™, Telenav GPS Navigator™, Telenav Navigator™, Telenav Scout™ , Telenav Shotgun™, Thinknear GeoVideo™, ThinkPolitical™, and TrueDelta™, as well as the Thinknear logo.
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
We also enter into various types of licensing agreements to obtain access to technology or data that end users utilize in connection with our navigation services. Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. Our most important agreements are with the providers of maps pursuant to which we generally pay a monthly fee per end user, a per transaction fee or a revenue sharing percentage for data provided based in each case upon a multi-tiered fee structure. We obtain map data from HERE North America, LLC, or HERE, pursuant to an agreement dated December 1, 2002. Our agreement with HERE was automatically renewed under its existing terms through January 31, 2017, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. In addition, HERE is obligated to make available certain map data for our current automotive customers to fulfill their requirements as follows: for Ford (through December 2017); and for GM (through December 2019), which can be extended for an additional period of ten years and seven years, respectively. Our agreement with HERE also allows a party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach. In late 2015, a consortium consisting of Audi AG, or Audi, BMW AG, or BMW, and Mercedes AG, or Mercedes, acquired Nokia’s HERE map business.
In addition, we obtain other data such as map, weather updates, gas prices, POI and traffic information from additional providers.
Competition
The markets for development, distribution and sale of location services and advertising services are highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do.
We compete in the automotive navigation market with established automobile manufacturers and OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, or AISIN, Robert Bosch GmbH, or Bosch, Elektrobit Corporation, or Elektrobit, Garmin, HERE, TomTom and NNG LLC, or NNG, as well as other competitors such as Apple and Google.
We compete in the advertising network services business with mobile platform providers, including Google, Apple, Facebook, Inc., or Facebook, and Millennial Media, Inc., or Millennial Media, xAD, Inc., or xAD, Verve Wireless, Inc., or Verve Wireless, PlaceIQ, Inc., or PlaceIQ, and NinthDecimal, Inc., or NinthDecimal, among others.
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
Some of our competitors and potential competitors enjoy advantages over us, either globally or in particular geographic markets, including with respect to the following:

•	significantly greater revenue and financial resources;

•	ownership of mapping and other content allowing them to offer a more vertically integrated solution;

•	stronger brand and consumer recognition in a particular market segment, geographic region or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger wireless carrier, automotive and handset manufacturer relationships;

•	more financial flexibility and experience to make acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.
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
Employees
As of June 30, 2016, we employed 583 people, including 451 in research and development, 51 in sales and marketing, 24 in customer support, data center operations, and advertising operations, and 57 in a general and administrative capacity. As of that date, we had 257 employees in the United States, 168 in China, 141 in Romania, 12 in Germany, three in Korea and two in

Japan. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.
Executive Officers of the Registrant
The following table sets forth the names, ages (as of June 30, 2016) and positions of our executive officers:

Name	Age	Position
Dr. HP Jin	52	President, Chief Executive Officer and Chairman of the Board of Directors
Michael Strambi	54	Chief Financial Officer and Treasurer
Salman Dhanani	43	Co-President, Automotive Business Unit
Loren Hillberg	58	General Counsel, Secretary, and President and General Manager, Thinknear
Hassan Wahla	44	Co-President, Automotive Business Unit
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
We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Form 10-K. If any of the risks or uncertainties we face were to occur, the trading price of our securities could decline, and you may lose all or part of your investment.
Risk related to our business
We incurred losses in fiscal 2014, 2015 and 2016. We expect that we will continue to incur losses in fiscal 2017 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 19%, 14% and 20% in fiscal 2016, 2015 and 2014, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin declined to 45% in fiscal 2016 from 51% in fiscal 2015 due primarily to the continuing increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers and advertising services revenue, which generally have higher associated costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We anticipate that even if we achieve profitability in the future, our gross margin will continue to decline.
We anticipate that we will continue to incur net operating losses in fiscal 2017, as we anticipate increased expenditures to operate our business. These expected losses are also due to the expected continued decline in our higher margin mobile navigation revenue. Furthermore, there has been a lengthy delay between the time we secured the award of a new contract with GM, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources for this new contract and contracts with other auto manufacturers and OEMs. We also believe continued investments are necessary due to the early nature of our advertising business.
Although we are working to replace the continued decline in wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is 18 to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our relationship with GM. In addition, the revenue commencement at initial launch may not be significant depending on the auto manufacturer's or OEM's launch timing schedule across vehicle models and regions. Once we are able to recognize revenue from new automotive products, we may be required to recognize that revenue over time if there are contractual service periods or other obligations to fulfill. Certain contractual service periods or other obligations currently extend up to ten years. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. As a result of these factors, we believe we will incur a net operating loss and that we will incur net losses at least through fiscal 2017 and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives;

•
changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the transition by Ford to its SYNC 3 platform, for which we have different revenue recognition criteria;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the effectiveness of our entry into new business areas, such as advertising;

•	the loss of our relationship, a change in our revenue model, or a change in pricing with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automotive OEMs;

•	the timing and quality of information we receive from our customers;

•	the inability of our auto manufacturer customers to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the timing and success of new product or service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Ford represented approximately 71%, 61% and 46% of our revenue in fiscal 2016, 2015 and 2014, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation continues to decline. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Ford recently announced that it would open its SYNC 3 product to Apple's CarPlay and Google's Android Auto, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors' products or from price competition from third parties.
In addition, Ford is in the process of completing a global transition from SYNC 2 to SYNC 3. Since the timing of title transfer on SYNC 3 has changed and thereby impacted how revenue is recognized, revenue derived from Ford could fluctuate or be reduced in any given period across multiple geographies. Our agreement with Ford expires in December 2017 and also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal.
We have limited experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford as a customer our revenue will decline.

Our automotive revenue could fluctuate due to the complexities of revenue recognition.
Due to the complexities of revenue recognition in accordance with GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. For example, our contractual arrangements with GM for its OnStar RemoteLink, Ford Australia and New Zealand for its map update program, and Toyota for its Entune™ Audio Plus equipped vehicles require that we defer revenue and recognize revenue over the term of the connected services or contractual obligation.
Revenue recognition could also be impacted by changes in procurement patterns, shipping terms and title transfer. For on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. In addition we recognize royalties earned from our on-board solutions. For example, we recognize revenue from our Ford SYNC 2 on-board solutions as the software is reproduced for installation in vehicles; however, we recognize revenue from Ford SYNC 3 on-board solutions as our software is installed in the vehicle. Accordingly, the timing of our revenue recognition is changing during Ford's global transition from SYNC 2 to SYNC 3. This transition has occurred in North America and China and has begun in Europe, and the nominal effect on revenue recognition was reflected in our consolidated financial statements for fiscal 2016. We anticipate that as Ford completes its transition to SYNC 3 in Europe and other international markets in the three months ending September 30, 2016, we will experience a lower level of orders as Ford uses its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. As our solutions encompass greater value-added services, there is potential for changes in the timing of revenue recognition.
In addition, given the length of our contractual obligations, which often extend beyond the manufacture and sale of the vehicle when the royalty is determined and paid, we may have significant post-production obligations to provide on-board services or other services such as map compilation over an extended period of time. Such extended obligations can result in a delay in recognition of revenue, or the need to defer and recognize revenue over an extended period of time.
We may also incur significant expense to develop products for automobile manufacturers, such as under our worldwide connected navigation services agreement with GM, without ever receiving any revenue related to the sale of vehicles with our navigation services. Our ability to attract automobile manufacturers may also be limited if the OEMs chosen to provide navigation services have existing relationships with other navigation vendors or provide their own solutions. As our offerings in automobile navigation expand to brought-in, as well as built-in, we may not correctly anticipate the financial accounting treatment for the various products. We could be required to amortize revenue from products over time although we previously recognized revenue for similar products when the applicable vehicle was sold.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict when we will generate revenue from new customers, if at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. Our relationship with GM includes brought-in services for vehicles and in January 2015 GM launched the new version of its OnStar RemoteLink® mobile application, but we cannot assure you that the RemoteLink® project will lead to us receiving significant revenue in the short-term, if at all. We also entered into a contract with GM to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. We do not expect to receive any revenue from the launch of those vehicles until fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. We cannot assure you that when and if our products go into production and launch in GM vehicles and become available for sale, they will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees.
In July 2015, we and Toyota announced a partnership for brought-in navigation services where our Scout GPS Link is available in Entune™ Audio Plus equipped model year 2016 Toyota vehicles in the United States. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile application, and as of June 30, 2016, the ability to connect to our mobile application is a standard feature or is available as an option on more than 75% of model year 2016 Toyota vehicles in the United States. We cannot assure you that we will receive significant revenue from the Scout GPS Link project for Toyota in the long-term, if at all.
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
We introduced Scout, a service that end users can access for navigation and planning with their mobile phones and cars. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs. If we fail to develop innovative products that automobile manufacturers and end users adopt, our operating results and financial condition could be harmed. Further, Google and Apple have each developed technology platforms that they are marketing to auto manufacturers. If auto manufacturers adopt these platforms, they may also adopt Google and Apple’s navigation services that run on these platforms or offer Google and Apple's navigation services as one of a variety of alternatives and if so, consumers may elect to use these free service offerings rather than pay for our products which are currently sold as new car features with substantial cost to the consumer.
The success of our automotive navigation products may be affected by the number of vehicle models offered with our navigation solutions, as well as overall demand for new vehicles.
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturers. We are also dependent upon our ability to attract new automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles with, and adoption by, end users of our products offered by such automobile manufacturers, when our product are not standard features. Our on-board solutions may not satisfy automotive manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and OEMs do not believe that our services meet their customers’ needs, our products and services may not be designed in to future model year vehicles. As we move forward, our existing automobile manufacturers and OEMs may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay from forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions.

Strategic transactions in the mapping and automotive industries could jeopardize our map pricing and, in turn, our competitive pricing for our automotive customers.
A consortium consisting of Audi, BMW and Mercedes completed its acquisition of Nokia’s HERE map business in late 2015.  Though the auto manufacturers have stated that HERE's map business will remain autonomous and continue to serve other auto manufacturers, there is a risk that HERE will increase its prices for maps to competitors of the group of companies that owns the consortium that acquired HERE.  If HERE increases the price of maps, our gross margins, most notably in our automotive business, may be adversely affected by such increase in map costs.
We may not successfully generate advertising revenue as a result of our acquisition of Thinknear if we are unable to attract and retain advertisers.
Although our revenue represented by advertising has grown, advertising was 12% and 11% of our total revenue during fiscal 2016 and 2015, respectively, and may not grow as a percentage of revenue in fiscal 2017. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. Historically, the margins of our advertising business have been well below those we experience in our automotive navigation and mobile navigation businesses. We believe the advertising business is subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2015, we experienced higher advertising revenue as the second quarter is traditionally stronger due to seasonality; however, advertising revenue subsequently declined sequentially in both the three months ended March 31, 2016 and June 30, 2016. In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we fail to do so, we may be unable to generate a material level of revenue from advertising to offset the costs of providing free navigation. Even if we are able to increase our advertising revenue, we may not be able to improve the margins of our advertising business if we do not generate additional ad impression space within our own applications, such as Scout. If we are unable to improve the margins of our advertising business, it may not become profitable and may impair our ability to become profitable as a whole and invest in new opportunities.
Our legacy wireless carrier mobile navigation business is declining and as it continues to decline, our revenue and net income or loss will continue to be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In fiscal 2016, 2015 and 2014, AT&T represented 9%, 15% and 24% of our total revenue, respectively. In the last three fiscal years, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that our revenue from our relationship with AT&T will continue to decline. In addition, as AT&T shifts the manner in which our applications are loaded on their devices to one where users are directed to an application store, the rate of decline in our revenue from AT&T may increase as those subscribers may then search for free alternatives.  AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues. Our failure to maintain our relationship with AT&T would substantially harm our business and we cannot assure you that we and AT&T will be able to reduce subscriber erosion. We anticipate that even if AT&T remains a wireless carrier customer, our revenue from AT&T will continue to decline substantially during fiscal 2017 and beyond.
Our experience has been that subscribers do not opt to pay monthly recurring charges for mobile navigation products and instead use free or freemium offerings. We have sought to develop other sources of revenue from our location-based platforms, including automotive navigation and location-based advertising, but those sources of revenue have substantially lower margins than wireless carrier mobile navigation revenue and, as a result, we would have to generate substantially more revenue from those services to replace the declining wireless carrier revenue. Our other sources of revenue have only recently begun to grow as fast as the declines in mobile wireless carrier revenue and we cannot assure you that this recent growth will continue. As a result of the lower margins on automobile navigation and advertising revenue, we anticipate that we will continue to incur net losses in fiscal 2017 and possibly future periods. If we are unable to demonstrate to investors that we have developed stable, long-term revenue streams, the trading prices of our common stock may decline further and the trading volumes for our common stock may be low, adding to price volatility.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, like Sprint did, or alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, for example Apple CarPlay or Google's auto initiatives are adequate and may not purchase our solutions with their new cars.
Our primary competitors include location service providers such as Apple, Google (including Waze), Microsoft, HERE and TomTom; PND providers such as Garmin and TomTom; providers of Internet and mobile based maps and directions such as AOL, Apple, MapQuest, Google, Microsoft, Yahoo, Yelp, Foursquare and Fullpower; and wireless carriers and communication solutions providers developing their own location services. In the automotive navigation market, we compete with established automotive OEMs and providers of on-board navigation services such as AISIN, AW CO, Ltd, Bosch, Elektrobit, Garmin, HERE, TomTom and NNG, as well as other competitors such as Apple, Google, Microsoft and TCS. In our advertising business, we compete against Google, Apple, Millennial Media, xAD, Verve Wireless, PlaceIQ and NinthDecimal, among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. Furthermore, in fiscal 2015 we began to report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, our impairment review each year or on an interim basis shall be conducted by segment, which can result in a different outcome than if assessed on an overall consolidated basis. Revenue from our mobile navigation business has been declining substantially over the last few years and continued deterioration of this revenue base can result in an impairment of the goodwill and intangibles assigned to this reporting unit. In addition, in January 2016 we decided to shift our focus in our advertising business from growth to profitability. In the near-term, we are taking actions to reduce our operating costs. We have not recognized any impairment of goodwill in the three year period ended June 30, 2016. However, our mobile navigation revenue continues to decline, our efforts to focus on profitability for our advertising business may not be effective, and losses may continue beyond our expectations.  As such, we may experience future write-downs of goodwill or other intangible assets.
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
Our cash equivalent and short-term investment portfolio as of June 30, 2016 consisted of corporate and agency bonds, asset-backed securities, municipal securities, U.S. treasury securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2016, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
We may be required to recognize a significant charge to earnings if our strategic private equity investments become impaired.
We have in the past and may in the future enter into investments in businesses in order to complement or expand our current business or enter into new markets. Private equity investments are inherently risky and subject to factors outside of our control and no assurance can be given that our previous or future investments will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. We may be required to record a significant charge in our financial statements during the period in which any impairment of our private equity investments is determined, which could adversely impact our results of operations. We recorded impairment charges of $1.0 million, $1.3 million and $0.3 million for cost-basis and equity method investments during fiscal 2016, 2015 and 2014, respectively.
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
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2014, 2015 and 2016 and potentially future years in the United States, we maintained a full valuation allowance on deferred tax assets in the United States. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets in China and the United Kingdom. In the event deferred tax assets in Germany cannot be realized based upon the ability to generate future income in Germany, our effective tax rate would be negatively impacted.
Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.
For example, the Financial Accounting Standards Board, or FASB, is currently working together with the International Accounting Standards Board, or IASB, on several projects to further align accounting principles and facilitate more comparable financial reporting between companies who are required to follow GAAP under SEC regulations and those who are required to follow International Financial Reporting Standards outside of the United States. These efforts by the FASB and IASB may result in different accounting principles under GAAP that may result in materially different financial results for us in areas including, but not limited to, principles for recognizing revenue and lease accounting. Additionally, significant changes to GAAP resulting from the FASB’s and IASB’s efforts may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
It is not clear if or when these potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our financial position and results of operations.
We rely on our customers for timely and accurate subscriber and vehicle sales information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.
We rely on our automotive and OEM customers to provide us with reports on the number of vehicles they sell with our on-board and brought-in navigation services included and to remit royalties for those sales to us. We also rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third party service providers. If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in reporting from auto manufacturers and wireless carriers. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period and this could harm our business, operating results and financial condition.
We rely on a proprietary provisioning and reporting system to track end user activation, deactivation and usage data and any material failures in this system could harm our revenue, affect our costs and impair our ability to manage our business effectively.
Our provisioning and reporting system that authenticates end users and tracks the number of end users and their use of our services is a proprietary and customized system that we developed internally. Although we believe that the flexibility of this service to integrate tightly with auto manufacturers' and wireless carriers’ reporting and provisioning systems gives us a competitive advantage, we might lose revenue and the ability to manage our business effectively if the system were to experience material failures or be unable to scale as our business grows. In addition, we may not be able to report our financial results on a timely basis if our customers question the accuracy of our records or we experience significant discrepancies between the data generated by our provisioning and reporting systems and data generated by their systems, or if our systems fail or we are unable to report timely and accurate information to our third party data providers. The inability to timely report our financial results would impair the quality of our financial reporting and could result in the delisting of our common stock.
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
As of June 30, 2016, we had international operations in China, Romania, Germany, Mexico, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and OEMs and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 97% and 96% of our total revenue for fiscal 2016 and 2015, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
We rely on network infrastructure provided by our wireless carrier customers, mobile phones and in-car wireless connections for the delivery of our mobile navigation services to end users.
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
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space. Recently, Nokia sold its mobile phone business to Microsoft and sold HERE, its mapping business, to a consortium of German automobile manufacturers. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. We may be unable to replace our map suppliers, were we to lose a map supplier, and the remaining map supplier may increase license fees. In addition, as we continue to use more OSM-based maps and no longer purchase maps from those suppliers, we may be unable to purchase other data that is integral to our navigation products from our existing map suppliers.
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
It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, further regulate the automobile industry or impair the mobile advertising industry, including laws and regulations regarding lawful interception of personal data, hands free use of mobile phones or navigation services within autos, autonomous driving or the control of such use, privacy, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of the industries in which our products and services are used will increase and that we will be required to devote legal and other resources to address this regulation. In addition, governments have recently begun to consider and adopt laws regarding vehicles using ADAS systems and those laws may curtail or preclude using the services our products provide. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
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
The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually. For example, as of June 30, 2016, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
We will continue to incur high costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
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
Regulations relating to investments in offshore companies by Chinese residents may subject our Chinese-resident beneficial owners or our Chinese subsidiaries to liability or penalties, limit our ability to inject capital into our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to increase their registered capital or limit their ability to distribute profits to us.
On July 4, 2014, SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents' Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Circular 37, which replaced the former Circular on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round Trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Vehicles (commonly known as "SAFE Circular 75") promulgated by SAFE on October 21, 2005. Circular 37 requires Chinese residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such Chinese residents' legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a "special purpose vehicle." Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by Chinese individuals, share transfer or exchange, merger, division or other material event. In the event that a Chinese shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the Chinese subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out all subsequent cross-border foreign exchange activities in worst scenario, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its Chinese subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese law for evasion of foreign exchange controls. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or Circular 13, which became effective on June 1, 2015.  Pursuant to Circular 13, entities and individuals are required to apply for foreign exchange registration of overseas direct investment, including those required under Circular 37, with qualified banks, instead of SAFE. The qualified banks, under the supervision of SAFE, will directly review the applications and conduct the registration.
We attempt to comply, and attempt to ensure that our stockholders who are subject to Circular 37 and other related rules, comply with the relevant requirements under Circular 37. However, we cannot provide any assurances that all of our stockholders who are Chinese residents have complied or will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 37 or other related rules. Any failure or inability of any of our stockholders who is a Chinese resident to comply with relevant requirements under Circular 7 could subject such stockholders or our Chinese subsidiaries to fines and legal sanctions imposed by the Chinese government and may also limit our ability to contribute additional capital into our Chinese subsidiaries or receive dividends or other distributions from our Chinese subsidiaries. As a result, these risks may have a material adverse effect on our business, financial condition and results of operations.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of June 30, 2016, only four research analysts published reports regarding our company. In addition, if our stock were to trade at prices below $5.00 per share for an extended period in the future, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
Our stock price has fluctuated significantly and may continue to fluctuate in the future.
Our common stock was sold in our IPO at $8.00 per share. Although our common stock has traded at prices as high as $22.07 per share, it has also traded at prices as low as $4.47 and has tended to have significant downward and upward price movements in a relatively short time period. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 33.3% of our common stock outstanding as of June 30, 2016. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Facilities
Our corporate headquarters are located at 4655 Great America Parkway, Suite 300, Santa Clara, California in an office consisting of approximately 55,000 square feet pursuant to a lease that expires in April 2021. This headquarters facility houses the majority of our U.S. research and development, support, marketing and general and administrative personnel. We lease approximately 32,000 square feet of space in Shanghai, China for our research and development, sales and support operations pursuant to a lease expiring in September 2019, approximately 9,000 square feet in Xi’an, China, for research and development operations pursuant to a lease expiring in September 2017, and approximately 22,000 square feet in Cluj, Romania, for research and development operations pursuant to leases that expire in October 2016. We lease approximately 12,000 square feet in Culver City, California for research and development and sales and marketing operations pursuant to a lease expiring in February 2019. We also lease office space of less than 5,000 square feet each in Reston, Virginia; Southfield, Michigan; Boston, Massachusetts; Chicago, Illinois; New York, New York; Atlanta, Georgia; Berlin, Germany, Tokyo, Japan and Incheon, South Korea for our sales, marketing and business development personnel located in those areas. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling, the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case was sent back to the U.S. District Court for the District of Delaware and trial is currently scheduled for February 2017. During fiscal 2016, we accrued $850,000 related to this litigation. We believe that it is probable that we will incur a loss; however, beyond the amount accrued we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S, District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
In 2008, Alltel, AT&T, Sprint Corporation, or Sprint, and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. In March 2011, EMSAT and AT&T settled their claims. The PTO reexamined two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. All patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product were cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. On March 20, 2015, the Court dismissed and closed the Alltel case and on April 10, 2015 the Court dismissed and closed the Sprint case. We have not yet determined the extent of our indemnification obligations to AT&T. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this matter. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.
In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC, or Tendler, in the U.S. District Court for the Eastern District of Texas. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement and the amount of our contribution was not material; however, there continues to be a disagreement as to whether any additional amounts are owed to AT&T for legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this matter. Accordingly, we are unable at this time to estimate the effects on our financial condition, results of operations, or cash flows.
On April 6, 2016, Venus Locations LLC, or Venus, filed patent infringement lawsuits against AT&T, Inc., T-Mobile and Sprint in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,442,485 by AT&T Navigator, Telenav Navigator, and Sprint Navigator, respectively. AT&T, Inc., T-Mobile, and Sprint each demanded that we defend and indemnify them against the claims brought by Venus. On May 26, 2016, Venus filed Unopposed Motions for Dismissal in the cases against AT&T, Inc., T-Mobile, and Sprint. On May 27, 2016, the court closed each of those cases.
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
Our common stock began trading on the NASDAQ Global Market under the symbol “TNAV” on May 13, 2010. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended June 30, 2016	High	Low
First Quarter	$8.18	$6.65
Second Quarter	$7.71	$5.69
Third Quarter	$6.68	$5.17
Fourth Quarter	$6.06	$4.48
Year ended June 30, 2015	High	Low
First Quarter	$7.99	$4.73
Second Quarter	$7.22	$5.83
Third Quarter	$9.15	$6.47
Fourth Quarter	$9.76	$7.93
We had approximately 52 stockholders of record as of July 31, 2016. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.
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
The following graph shows a comparison from July 1, 2011 through June 30, 2016 of cumulative total return for our common stock, the NASDAQ Composite Index and the Russell 3000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Russell 3000 Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of operations data for fiscal years ended June 30, 2016, 2015 and 2014 and the balance sheet data as of June 30, 2016 and 2015 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2013 and 2012 and the balance sheet data as of June 30, 2014, 2013 and 2012 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The results of operations of our enterprise business, which were previously presented as a component of our consolidated operating results, have been classified as discontinued operations in our statement of operations for all periods presented. We have not declared or distributed any cash dividends on our common stock. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data: (in thousands, except per share data)	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
Revenue	$183,346	$160,239	$150,313	$191,800	$205,522
Cost of revenue	100,797	78,784	60,841	69,113	44,448
Gross profit	82,549	81,455	89,472	122,687	161,074
Operating expenses:
Research and development	68,911	68,060	60,573	60,349	65,764
Sales and marketing	25,587	26,975	33,138	30,435	25,345
General and administrative	23,994	23,606	26,176	24,765	26,084
Restructuring	(1,362)	1,150	4,412	1,671	—
Total operating expenses	117,130	119,791	124,299	117,220	117,193
Operating income (loss)	(34,581)	(38,336)	(34,827)	5,467	43,881
Other income (expense), net	(229)	2,267	1,288	1,207	1,484
Income (loss) from continuing operations before provision (benefit) for income taxes	(34,810)	(36,069)	(33,539)	6,674	45,365
Provision (benefit) for income taxes	511	(13,006)	(4,015)	1,093	13,559
Income (loss) from continuing operations, net of tax	$(35,321)	$(23,063)	$(29,524)	$5,581	$31,806
Income (loss) from discontinued operations, net of tax	$—	$—	$—	$7,486	$602
Net income (loss)	$(35,321)	$(23,063)	$(29,524)	$13,067	$32,408

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.85)	$(0.58)	$(0.76)	$0.14	$0.77
Income from discontinued operations, net of tax	$—	$—	$—	$0.18	$0.01
Net income (loss)	$(0.85)	$(0.58)	$(0.76)	$0.32	$0.78
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.85)	$(0.58)	$(0.76)	$0.13	$0.72
Income from discontinued operations, net of tax	$—	$—	$—	$0.18	$0.02
Net income (loss)	$(0.85)	$(0.58)	$(0.76)	$0.31	$0.74
Weighted average shares used in computing net income (loss) per share applicable to common stockholders:
Basic	41,567	39,991	38,796	40,310	41,406
Diluted	41,567	39,991	38,796	41,919	43,944

Consolidated Balance Sheets Data: (in thousands)	June 30,
	2016	2015	2014	2013	2012
Cash, cash equivalents and short-term investments	$109,626	$119,916	$136,849	$191,685	$199,468
Working capital	118,182	138,415	153,238	190,385	204,977
Total assets	218,247	223,922	239,841	273,669	264,779
Common stock and additional paid-in capital	149,818	140,447	129,318	118,233	118,897
Total stockholders’ equity	149,685	176,183	192,405	214,464	216,518

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Telenav is a leading provider of connected car and location-based platform services. These services consist of our automotive and mobile navigation platform and our advertising delivery platform. Our automotive and mobile navigation platform allows Telenav to deliver enhanced location-based services to auto manufacturers, developers and end users through various distribution channels. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. We report operating results in three business segments: automotive, advertising and mobile navigation.
For our automotive segment customers, we offer our automotive and mobile navigation platform services to vehicle manufacturers and OEMs for distribution with their vehicles. We believe our history as a supplier of cloud-based navigation services provides a unique advantage in the automotive navigation marketplace over our competitors.
Our primary automotive customer to date, Ford, currently distributes our embedded, or on-board, product as a standard or optional feature with all of its models in the United States. Our automotive products are now included on models manufactured in North America, Europe and China, as well as distributed in models sold in South America, Australia and New Zealand. In addition, in July 2015, Ford Australia and New Zealand adopted a map update program for its SYNC 2 generation of vehicles. Under this program, Ford owners with SYNC 2 or SYNC 3 in Australia and New Zealand are eligible to receive annual map updates at no additional cost through December 2023.
In January 2014, we entered into an agreement with GM for integration of our on-board and connected navigation solutions in its vehicles, which we expect to launch in model year 2017. Our relationship with GM also includes our mobile phone-based wireless connectivity, or brought-in, services for vehicles including GM's OnStar RemoteLink® mobile application powered by our location-based services platform, which includes mapping and one-box search. In November 2015, the localized version of GM's OnStar RemoteLink® was launched in Europe for GM's Opel and Vauxhall brands.
In July 2015, we and Toyota announced a partnership for brought-in navigation services where our Scout GPS Link is available in Entune™ Audio Plus equipped model year 2016 and later Toyota vehicles in the United States. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout® GPS Link mobile application, and as of June 2016, the ability to connect to our mobile application is a standard feature or is available as an option on more than 75% of 2016 Toyota models in the United States.
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
We derive revenue primarily from automobile manufacturers and OEMs and advertisers and advertising agencies. We receive revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services. These manufacturers have typically not provided us with any volume or revenue guarantees. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners, which work closely with local and small business advertisers. We also derive a declining portion of revenue from our partnerships with wireless carriers, who pay us to enable their subscribers to use our mobile navigation services.

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
We also generate a declining portion of our revenue from subscriptions to our mobile navigation services. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through mobile application stores and marketplaces. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage.
Recent Developments
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of auto entertainment systems. We agreed to invest RMB 9.95 million (approximately $1.5 million as of June 30, 2016) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $0.8 million as of June 30, 2016) license fee.
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
In January 2016, we decided to shift our focus in our advertising business from growth to profitability. We anticipate that our quarter ended March 31, 2016, which was lower in revenue compared to the three months ended December 31, 2015 due primarily to seasonality, will be the peak quarter of losses for our advertising business. In the near-term, we are taking actions to reduce our operating costs and are targeting to achieve break-even on a cash basis for our advertising business by the end of calendar 2016. We use the adjusted EBITDA metric in measuring this performance. This shift in strategy from growth to profitability required us to evaluate the carrying value of our goodwill and intangible assets for impairment during the three months ended March 31, 2016 as well as in the ordinary course of practice during the last quarter of our fiscal year. Based on the results of our goodwill and intangible assets impairment test as of April 1, 2016, the estimated fair value of each of our reporting units exceeded its carrying value. We have not recognized any impairment of goodwill or intangible assets in the three year period ended June 30, 2016.

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the parties agreed to focus on early summary judgment motions, the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case has been sent back to the U.S. District Court for the District of Delaware and trial is currently scheduled for February 2017. During fiscal 2016, we accrued $850,000 related to this litigation and incurred legal expenses of $4.5 million, including expenses of $1.6 million incurred in the fourth quarter of fiscal 2016. We anticipate that as we prepare for the February 2017 trial, we will incur significant additional legal expenses in connection with the Vehicle IP case. In addition, we may make additional accruals as we work to prepare for trial or settle the case. We believe that it is probable that we will incur a loss; however, beyond the amount accrued we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
Key operating and financial performance metrics

We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures, such as billings, change in deferred revenue, change in deferred costs, non-GAAP gross margin, non-GAAP net income (loss), net of tax, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and diluted non-GAAP net income (loss), per share, and free cash flow are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands, except percentages and per share amounts)
Revenue	$183,346	$160,239	$150,313
Billings (Non-GAAP)	$199,887	$164,631	$145,638

Increase (decrease) in deferred revenue	$16,541	$4,392	$(4,675)
Increase (decrease) in deferred costs	$8,935	$2,641	$(2,495)

Gross margin	45%	51%	60%
Non-GAAP gross margin	46%	53%	62%

Net loss	$(35,321)	$(23,063)	$(29,524)
Non-GAAP net loss	$(24,089)	$(12,889)	$(6,839)
Adjusted EBITDA	$(21,522)	$(20,519)	$(12,121)

Diluted net loss per share	$(0.85)	$(0.58)	$(0.76)
Diluted non-GAAP net loss per share	$(0.58)	$(0.32)	$(0.18)

Net cash used in operating activities	$(3,098)	$(7,696)	$(22,553)
Free cash flow (Non-GAAP)	$(7,102)	$(8,904)	$(23,606)

Billings measures revenue recognized plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors because billings drives deferred revenue, which is an important indicator of the health and viability of our business. While we believe a disproportionately high degree of costs and value in the product or service has been incurred and provided at the time of billing to the customer, we are required under GAAP to defer revenue recognition over much longer periods, currently up to ten years. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue and may require additional services to be provided over contracted service periods. For example, billings related to certain on-board and brought-in solutions cannot be recognized as revenue in a given period due to requirements for ongoing provisioning of services such as hosting, monitoring and customer support. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. When we use these measures, we compensate for these limitations by providing specific information regarding revenue and evaluating billings together with revenue calculated in accordance with GAAP. We have also provided a breakdown of the calculation of the change in deferred revenue by segment, which is added to revenue in calculating our non-GAAP metric of billings. In connection with our presentation of the change in deferred revenue, we have provided a similar presentation of the change in the related deferred costs. Such deferred costs primarily include costs associated with third party content and in connection with certain customized software solutions, the costs incurred to develop those solutions. As deferred revenue and deferred costs become larger components of our operating results, we believe these metrics are useful in evaluating cash flow.
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
Non-GAAP gross margin measures our gross margin, excluding the impact of stock-based compensation expense and capitalized software and developed technology amortization expenses. Non-GAAP net loss measures GAAP net loss, excluding the impact of stock-based compensation expense, capitalized software and developed technology amortization expenses, and other applicable items such as legal contingencies, certain unique tax matters, restructuring accruals and reversals, and deferred rent reversals due to lease termination, net of taxes or tax benefits. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us that we exclude from non-GAAP net loss and non-GAAP net loss per share. Legal contingencies represent settlements and offers made to settle patent litigation cases in which we are defendants and royalty disputes. Deferred rent reversals represent the reversal of our deferred rent liability that is no longer required due to our facility lease termination. Capitalized software amortization expense represents internal software costs that were capitalized and are charged to expense as the software is used in our operations. Developed technology amortization expense relates to the amortization of acquired intangible assets. Our non-GAAP tax rate differs from the tax rate due to the elimination of any tax effect of stock-based compensation expense.
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
Non-GAAP gross margin, non-GAAP net loss and adjusted EBITDA are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating non-GAAP gross margin, non-GAAP net loss and adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, billings and adjusted EBITDA are key financial measures used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that such metrics provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
We determined that it would be meaningful to investors to develop a breakout of the operating results of the advertising business beyond the current GAAP segment reporting of revenue, cost of revenue and gross margin, and we are including such presentation in our non-GAAP reporting results.  This presentation reflects operating expenses that are directly attributable to the advertising business. We are unable to provide a similar breakout of operating results for the automotive and mobile navigation businesses beyond the current GAAP segment reporting of revenue, cost of revenue and gross margin because these segments share many of the same technologies and resources and as such, comprise operating expenses which are not fully attributable to either.   In addition, the reported non-GAAP operating results for the advertising business only include an allocation of certain shared corporate general and administrative costs that directly benefit the business, such as accounting and human resource services.
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

•	non-GAAP gross margin, non-GAAP net loss, and adjusted EBITDA do not reflect the potentially dilutive impact of equity-based compensation;

•	non-GAAP net loss and adjusted EBITDA do not reflect the use of cash for net share settlements of RSUs;

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA or similarly titled measures differently, which reduces its usefulness as a comparative measure.

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
The following tables present reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, gross margin to non-GAAP gross margin, net loss to non-GAAP net loss, net loss to adjusted EBITDA and net loss to free cash flow for each of the periods indicated (dollars in thousands):

	Automotive			Advertising			Mobile Navigation			Total
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Revenue	$135,372	$103,100	$75,153	$21,744	$17,941	$11,699	$26,230	$39,198	$63,461	$183,346	$160,239	$150,313
Adjustments: Change in deferred revenue	16,961	5,062	(225)	—	—	—	(420)	(670)	(4,450)	16,541	4,392	(4,675)
Billings (Non-GAAP)	$152,333	$108,162	$74,928	$21,744	$17,941	$11,699	$25,810	$38,528	$59,011	$199,887	$164,631	$145,638

	Automotive			Advertising			Mobile Navigation			Total
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Deferred revenue, ending balance	$22,153	$5,192	$130	$—	$—	$—	$1,216	$1,636	$2,306	$23,369	$6,828	$2,436
Deferred revenue, beginning balance	5,192	130	355	—	—	—	1,636	2,306	6,756	6,828	2,436	7,111
Increase (decrease) in deferred revenue (Non-GAAP)	$16,961	$5,062	$(225)	$—	$—	$—	$(420)	$(670)	$(4,450)	$16,541	$4,392	$(4,675)

Deferred costs, ending balance	$12,076	$3,141	$500	$—	$—	$—	$—	$—	$—	$12,076	$3,141	$500
Deferred costs, beginning balance	3,141	500	845	—	—	—	—	—	2,150	3,141	500	2,995
Increase (decrease) in deferred costs (Non-GAAP)	$8,935	$2,641	$(345)	$—	$—	$—	$—	$—	$(2,150)	$8,935	$2,641	$(2,495)

	Automotive			Advertising			Mobile Navigation			Total
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2016	2015	2014	2016	2015	2014	2016	2015	2014	2016	2015	2014
Gross margin	40%	45%	51%	43%	35%	40%	73%	73%	74%	45%	51%	60%
Adjustments:
Capitalized software and developed technology amortization	1%	1%	—%	3%	9%	15%	—%	1%	2%	1%	2%	2%
Non-GAAP gross margin	41%	46%	51%	46%	44%	55%	73%	74%	76%	46%	53%	62%

	Fiscal Year Ended June 30,
	2016	2015	2014
Net loss	$(35,321)	$(23,063)	$(29,524)
Adjustments:
Legal contingencies	935	—	—
Changes in valuation allowance on deferred tax assets	—	(778)	7,398
Benefit for income taxes due to changes in tax accounting method and amended tax returns	—	(4,061)	—
Restructuring accrual (reversal)	(1,362)	1,150	4,412
Deferred rent reversal due to lease termination	(1,242)	—	—
Capitalized software and developed technology amortization	1,535	3,275	3,588
Stock-based compensation expense:
Cost of revenue	143	98	100
Research and development	6,062	5,275	4,489
Sales and marketing	2,844	2,943	3,306
General and administrative	2,317	3,112	3,640
Total stock-based compensation	11,366	11,428	11,535
Tax effect of adding back adjustments	—	(840)	(4,248)
Non-GAAP net loss	$(24,089)	$(12,889)	$(6,839)

Non-GAAP net loss per share, basic and diluted	$(0.58)	$(0.32)	$(0.18)

Weighted average shares used in computing non-GAAP net loss per share, basic and diluted	41,567	39,991	38,796

	Fiscal Year Ended June 30,
	2016	2015	2014
Net loss	$(35,321)	$(23,063)	$(29,524)
Adjustments:
Legal contingencies	935	—	—
Restructuring accrual (reversal)	(1,362)	1,150	4,412
Deferred rent reversal due to lease termination	(1,242)	—	—
Stock-based compensation expense	11,366	11,428	11,535
Depreciation and amortization	3,362	5,239	6,759
Interest and other income, net	229	(2,267)	(1,288)
Provision (benefit) for income taxes	511	(13,006)	(4,015)
Adjusted EBITDA	$(21,522)	$(20,519)	$(12,121)

	Fiscal Year Ended June 30,
	2016	2015	2014
Net loss	$(35,321)	$(23,063)	$(29,524)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Increase (decrease) in deferred revenue (1)	16,541	4,392	(4,701)
Increase (decrease) in deferred costs (2)	(8,935)	(2,641)	2,495
Changes in other operating assets and liabilities	7,774	(4,999)	(20,819)
Other adjustments (3)	16,843	18,615	29,996
Net cash provided by (used in) operating activities	(3,098)	(7,696)	(22,553)
Less: Purchases of property and equipment	(4,004)	(1,208)	(1,053)
Free cash flow (Non-GAAP)	$(7,102)	$(8,904)	$(23,606)

(1) Consists of royalties, customized software development fees and subscription fees.
(2) Consists primarily of third party content costs and customized software development expenses.
(3) Consists primarily of depreciation and amortization, stock-based compensation expense and other non-cash items.

	Fiscal Year Ended June 30, 2016
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$183,346		$21,744		$135,372	$26,230	$161,602
Cost of revenue	100,797		12,296		81,293	7,208	88,501
Gross profit	82,549		9,448		$54,079	$19,022	73,101
Operating expenses:
Research and development	68,911		4,722	(2)			64,189
Sales and marketing	25,587		13,822	(2)			11,765
General and administrative	23,994		1,996	(3)			21,998
Restructuring	(1,362)		(230)				(1,132)
Total operating expenses:	117,130		20,310				96,820
Loss from operations	(34,581)		(10,862)				(23,719)
Interest and other income (expense), net	(229)		—	(4)			(229)
Loss before provision for income taxes	(34,810)		(10,862)				(23,948)
Provision for income taxes	511		—	(5)			511
Net loss	$(35,321)	$(35,321)	$(10,862)				$(24,459)

Adjustments:
Legal contingencies		935	—				935
Stock-based compensation expense		11,366	1,150				10,216
Restructuring accrual (reversal)		(1,362)	(230)				(1,132)
Deferred rent reversal due to lease termination		(1,242)	(300)				(942)
Depreciation and amortization expense		3,362	810				2,552
Interest and other (income) expense, net		229	—	(4)			229
Provision for income taxes		511	—	(5)			511
Adjusted EBITDA		$(21,522)	$(9,432)				$(12,090)

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to fully attribute the operating expenses, interest and other income (expense), net and provision for income taxes to one segment versus the other.

For purposes of calculating the Non-GAAP net loss attributable to the advertising segment:
(2) These expenses represent research and development and sales and marketing costs directly attributable to the advertising segment.
(3) These expenses represent actual general and administrative costs directly attributable to the advertising segment as well as an allocation of certain shared corporate costs that directly benefit the advertising segment such as accounting and human resource services.

(4) Expenses or income cannot be directly allocated to the advertising segment.
(5) Income taxes are primarily from foreign operations which support the automotive and mobile navigation segments.

	Fiscal Year Ended June 30, 2015
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$160,239		$17,941		$103,100	$39,198	$142,298
Cost of revenue	78,784		11,710		56,319	10,755	67,074
Gross profit	81,455		6,231		$46,781	$28,443	75,224
Operating expenses:
Research and development	68,060		6,146	(2)			61,914
Sales and marketing	26,975		14,173	(2)			12,802
General and administrative	23,606		2,111	(3)			21,495
Restructuring	1,150		398				752
Total operating expenses:	119,791		22,828				96,963
Loss from operations	(38,336)		(16,597)				(21,739)
Interest and other income (expense), net	2,267		—	(4)			2,267
Loss before benefit from income taxes	(36,069)		(16,597)				(19,472)
Benefit from income taxes	(13,006)		(4,324)	(5)			(8,682)
Net loss	$(23,063)	$(23,063)	$(12,273)				$(10,790)

Adjustments:
Stock-based compensation expense		11,428	1,753				9,675
Restructuring accrual		1,150	398				752
Depreciation and amortization expense		5,239	2,058				3,181
Interest and other (income) expense, net		(2,267)	—	(4)			(2,267)
Benefit from income taxes		(13,006)	(4,324)	(5)			(8,682)
Adjusted EBITDA		$(20,519)	$(12,388)				$(8,131)

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to fully attribute the operating expenses, interest and other income (expense), net and benefit from income taxes to one segment versus the other.

For purposes of calculating the Non-GAAP net loss attributable to the advertising segment:
(2) These expenses represent research and development and sales and marketing costs directly attributable to the advertising segment.
(3) These expenses represent actual general and administrative costs directly attributable to the advertising segment as well as an allocation of certain shared corporate costs that directly benefit the advertising segment such as accounting and human resource services.

(4) Expenses or income cannot be directly allocated to the advertising segment.
(5) Benefit from income taxes for the advertising segment was allocated based upon its pro rata share of U.S. losses.

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
We report revenue, cost of revenue and gross profit results in three business segments: Automotive, Advertising and Mobile Navigation. Our CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See " - Results of operations" and Note 12 to the financial statements in this Form 10-K for more information about our business segments.
Revenue from our automotive segment represented 74%, 64% and 50% of our revenue in fiscal 2016, 2015 and 2014, respectively. Ford represented 71%, 61% and 46% of our revenue in fiscal 2016, 2015 and 2014, respectively. Our contract with Ford expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal.
We provide both on-board and brought-in navigation solutions to Ford. Our on-board product solution consists of software, map and POI data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. Our brought-in solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our brought-in solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. This revenue is classified as services revenue and represented less than 5% of overall automotive navigation solutions revenue.
Our product revenue is primarily derived from our automotive on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our Ford SYNC 2 on-board solutions as the software is reproduced for installation in vehicles; however, we recognize revenue from Ford SYNC 3 as our software is installed in the vehicle by Ford. Accordingly, the timing of our revenue recognition will change during Ford's global transition from SYNC 2 to SYNC 3. This transition has occurred in North America and China and has begun in Europe, and the nominal effect on revenue recognition was reflected in our consolidated financial statements for fiscal 2016. We anticipate that as Ford completes in transition in Europe and transitions to SYNC 3 in other international markets in the three months ending September 30, 2016, we will experience a lower level of orders as Ford uses its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. As our solutions encompass greater value-added services, such as Ford’s Australia and New Zealand map update program, there is potential for changes in the timing of revenue recognition. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
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
We derive services revenue from our brought-in automotive navigation solutions and other automotive solutions, such as map update programs. Billings for these services are recorded as deferred revenue and amortized to revenue over the estimated service periods. In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the RemoteLink® application. In July 2015, Ford Australia and New Zealand adopted a map update program as part of its SYNC 2 product distribution. Under this program, Ford owners in Australia and New Zealand with SYNC 2 or SYNC 3 will be eligible to receive annual map updates at no additional cost through December 2023. We earn an annual fee and a per unit fee for these updates. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout® GPS Link mobile application, and as of June 30, 2016, the ability to connect to our mobile application was a standard feature or was available as an option on more than 75% of 2016 Toyota models in the United States. We earn a one-time royalty for each new Toyota sold and equipped with Entune™ Audio Plus. Royalty revenue recognized related to Toyota was not material in fiscal 2016.

Revenue from our advertising segment, which includes the delivery of search and display, location-based ads, represented 12%, 11% and 8% of our revenue in fiscal 2016, 2015 and 2014, respectively. Our advertising revenue is derived from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. Our ad search revenue is earned from the delivery of location-based ad impressions targeted to end users engaged in a specific search task utilizing our mobile navigation solutions. Such ad search revenue represented less than 10% of our overall advertising revenue. Our display revenue relates to the advertising business developed via our Thinknear acquisition that delivers targeted location-based impressions to end users of third party developer applications.
We also offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands). Revenue from our Mobile Navigation segment represented 14%, 25% and 42% of our revenue in fiscal 2016, 2015 and 2014, respectively. Subscription fee revenue from our mobile navigation service declined from fiscal 2014 through fiscal 2016, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and others, including T-Mobile USA, or T-Mobile, U.S. Cellular Corporation, or USCC, and Comunicaciones Nextel de Mexico, S.A. de C.V., a subsidiary of NII Holdings, Inc., or NII Mexico. We anticipate that mobile navigation revenue will continue to decline.
AT&T represented 9%%, 15% and 24% of our revenue in fiscal 2016, 2015 and 2014, respectively. In March 2016, our agreement with AT&T was automatically renewed, under its existing terms through March 2017, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. We have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect the number of subscribers and related revenue to continue to decline substantially. In addition, as AT&T shifts the manner in which our applications are loaded on their devices to one where users are directed to an application store, the rate of decline in our revenue from AT&T may increase as those subscribers may then search for free alternatives.
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
For fiscal 2017, we expect automotive and advertising revenue to represent the growing components of our revenue but our expectations may not be realized. We anticipate that the lower gross margins generally experienced with automotive and advertising revenue will result in an overall lower gross margin in fiscal 2017. We expect that services revenue from wireless carrier customers will continue to decline substantially in fiscal 2017 due to the continued decline in the number of monthly recurring subscribers.

In fiscal 2016, 2015 and 2014, we generated 97%, 96% and 94% of our revenue, respectively, in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries.
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
We also capitalize and defer recognition of certain licensed map and POI content costs from third parties in a manner similar to deferred revenue for our on-board and brought-in automotive solutions. Such deferred costs are recognized over the requisite service period and amounted to $12.1 million as of June 30, 2016. As the deferred revenue and related deferred costs are recognized as the underlying services are provided, we will also incur ongoing costs of revenue for network operations, hosting and data center, and customer service support over time.
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
The largest component of cost of revenue for our advertising business is the cost of location-based, third party advertising inventory which we acquire from advertising exchanges. Our search ad inventory is generated from our user base of paid and freemium users of our Scout and Telenav branded and carrier branded mobile navigation solutions. Other notable costs of our advertising business are the cost of technologies that we license to deliver customized solutions, costs of ad delivery via contracted hosted relationships and the cost of our advertising operations.

While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2017 and beyond, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing OSM content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. While our product revenue is expected to increase in fiscal 2017 due to continued growth in automotive, much of this growth will be generated from increasing distribution of our automotive solution with Ford in North America, China and Europe. Consequently, we expect that our overall total cost of revenue will increase as a percentage of revenue as our costs of third party exchange ad inventory increase, and as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our mobile navigation offerings provided through wireless carriers.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. We anticipate continued investment of resources, including the hiring of additional headcount, or reallocation of employee personnel to automotive and advertising.

Research and development. Research and development expenses consist primarily of personnel costs for our development and product management employees and costs of outside consultants and temporary staffing. We have focused our research and development efforts on improving the ease of use and functionality of our existing and developing products and services. In addition to our U.S. employee base, a significant number of our research and development employees are located in our development centers in China and Romania; as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB, and the Romanian Leu.
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
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel; legal, audit and tax consulting; and other professional services and corporate expenses. We anticipate that legal expenses related to the Vehicle IP case will be substantial in fiscal 2017 as we prepare for and undertake the February 2017 trial. We believe these legal costs will have a material impact on general and administrative expenses during fiscal 2017. We may also be required to pay verdicts, indemnification claims or amounts reached in settlement, which we are unable to predict at this time.
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
Revenue recognition. We generate revenue primarily from software licenses, service subscriptions and customized software development fees. We also generate revenue from the delivery of search and display advertising impressions. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. We evaluate whether it is appropriate to recognize revenue based on the gross amount billed to our customers or the net amount earned as revenue.  When we are primarily obligated in a transaction, have latitude in establishing prices, are responsible for fulfillment of the transaction, have credit risk, or have several but not all of these indicators, we record revenue on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement. We report our automotive and advertising revenue on a gross basis.
We derive product revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize customized software revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue for our automotive on-board navigation solutions as the software is reproduced for installation in vehicles or as the software is installed in vehicles, assuming all other conditions for revenue recognition have been met.
We derive services revenue from our brought-in automotive navigation solutions and other automotive solutions, such as map update programs. Billings for these services are recorded as deferred revenue and amortized to revenue over the estimated service periods. In January 2015, GM launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the RemoteLink® application. In July 2015, Ford Australia and New Zealand adopted a map update program as part of its SYNC 2 product distribution. Under this program, Ford owners in Australia and New Zealand with SYNC 2 or SYNC 3 will be eligible to receive annual map updates at no additional cost through December 2023. We earn an annual fee and a per unit fee for these updates. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout® GPS Link mobile application. We earn a one-time royalty for each new Toyota sold and equipped with Entune™ Audio Plus.
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
In certain instances, due to the nature and timing of monthly revenue and reporting from our customers, we may be required to make estimates of the amount of revenue to recognize from a customer for the current period. For example, certain of our wireless carrier customers do not provide us with sufficient monthly individual subscriber billing period details to allow us to compute the allocation of monthly service fees to the individual end user’s service period, and in such cases we make estimates of any required service period revenue cutoff. In addition, if we fail to receive an accurate revenue report from a wireless carrier customer for the month, we will need to estimate the amount of revenue that should be recorded for that month. These estimates may require judgment, and we consider certain factors and information in making these estimates such as:

•	subscriber data supplied by our wireless carrier customers or sales data provided by our auto manufacturer customers;

•	customer specific historical subscription or unit sales trends and revenue reporting trends;

•	end user subscription data from our internal systems; and

•	data from comparable distribution channels of our other customers.

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
We did not capitalize any software development costs during fiscal 2016, 2015 or 2014. Amortization expense related to capitalized software costs, which was recorded in cost of revenue, totaled zero, $0.1 million and $1.0 million for fiscal 2016, 2015 and 2014, respectively.
We account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $0.6 million, $0.8 million and $0.9 million of software development costs during fiscal 2016, 2015 and 2014, respectively. Development costs expensed to cost of revenue totaled $0.7 million, $1.2 million and $0.9 million for fiscal 2016, 2015 and 2014, respectively.
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
Revenue from our mobile navigation business has been declining substantially over the last few years and continued deterioration of this revenue base can result in an impairment of the goodwill and intangibles assigned to this reporting unit. In addition, in January 2016 we decided to shift our focus in our advertising business from growth to profitability. In the near-term, we are taking actions to reduce our operating costs.
We tested goodwill for impairment on April 1, 2016 at the reporting unit level using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. The fair value of our automotive and advertising reporting units was estimated using the discounted cash flow approach. The fair value of our mobile navigation reporting unit was estimated using a combined discounted cash flow and market multiple approach with equal weighting given to the two approaches. The market multiple approach utilized revenue multiples from guideline public companies operating in similar industries. The revenue multiples were applied to the projected financial information of the mobile navigation reporting unit to determine its fair value. We applied our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2016, the estimated fair value of each of our reporting units exceeded its carrying value.
The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record an impairment loss related to our goodwill. We have not recognized any impairment of goodwill in the three year period ended June 30, 2016. As of June 30, 2016, we had goodwill of $31.3 million.
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
Our stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Cost of revenue	$143	$98	$100
Research and development	6,062	5,275	4,489
Selling and marketing	2,844	2,943	3,306
General and administrative	2,317	3,112	3,640
Total stock-based compensation expense	$11,366	$11,428	$11,535
As of June 30, 2016, there was $4.5 million of unrecognized stock-based compensation expense related to unvested stock option awards, net of estimated forfeitures, that we expect to be recognized over a weighted average period of 2.97 years. At June 30, 2016, the total unrecognized stock-based compensation cost related to restricted stock units was $13.2 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.26 years.
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
For fiscal 2016, 2015 and 2014, we calculated the fair value of options granted to employees with the following weighted average assumptions:

	Fiscal Year Ended June 30,
	2016	2015	2014
Expected volatility	47%	54%	62%
Expected term (in years)	4.53	4.38	4.45
Risk-free interest rate	1.35%	1.60%	1.44%
Dividend yield	—	—	—

We recognize the estimated stock-based compensation expense of restricted stock units, net of estimated forfeitures, over the vesting term. The estimated stock-based compensation expense is based on the fair value of our common stock on the date of grant.
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
Results of operations
The following tables set forth our results of operations for fiscal 2016, 2015 and 2014, as well as a percentage that each line item represents of our revenue for those periods. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended June 30,
Consolidated Statements of Operations Data	2016	2015	2014
Revenue:		(in thousands)
Product	$132,454	$100,768	$72,747
Services	50,892	59,471	77,566
Total revenue	183,346	160,239	150,313
Cost of revenue:
Product	79,165	55,270	36,775
Services	21,632	23,514	24,066
Total cost of revenue	100,797	78,784	60,841
Gross profit	82,549	81,455	89,472
Operating expenses:
Research and development	68,911	68,060	60,573
Sales and marketing	25,587	26,975	33,138
General and administrative	23,994	23,606	26,176
Restructuring	(1,362)	1,150	4,412
Total operating expenses	117,130	119,791	124,299
Loss from operations	(34,581)	(38,336)	(34,827)
Other income (expense), net	(229)	2,267	1,288
Loss before provision (benefit) for income taxes	(34,810)	(36,069)	(33,539)
Provision (benefit) for income taxes	511	(13,006)	(4,015)
Net loss	$(35,321)	$(23,063)	$(29,524)

	Fiscal Year Ended June 30,
	2016	2015	2014
Revenue:	(as a percentage of revenue)
Product	72%	63%	48%
Services	28%	37%	52%
Total revenue	100%	100%	100%
Cost of revenue:
Product	43%	34%	24%
Services	12%	15%	16%
Total cost of revenue	55%	49%	40%
Gross profit	45%	51%	60%
Operating expenses:
Research and development	38%	42%	41%
Sales and marketing	14%	17%	22%
General and administrative	13%	15%	17%
Restructuring	(1)%	1%	3%
Total operating expenses	64%	75%	83%
Loss from operations	(19)%	(24)%	(23)%
Other income (expense), net	—%	1%	1%
Loss before provision (benefit) for income taxes	(19)%	(23)%	(22)%
Provision (benefit) for income taxes	—%	(9)%	(2)%
Net loss	(19)%	(14)%	(20)%
Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Revenue
Automotive	$135,372	$103,100	$75,153
Advertising	21,744	17,941	11,699
Mobile Navigation	26,230	39,198	63,461
Total revenue	183,346	160,239	150,313
Cost of revenue
Automotive	81,293	56,319	37,135
Advertising	12,296	11,710	7,012
Mobile Navigation	7,208	10,755	16,694
Total cost of revenue	100,797	78,784	60,841
Gross profit
Automotive	54,079	46,781	38,018
Advertising	9,448	6,231	4,687
Mobile Navigation	19,022	28,443	46,767
Total gross profit	$82,549	$81,455	$89,472
Gross margin
Automotive	40%	45%	51%
Advertising	43%	35%	40%
Mobile Navigation	73%	73%	74%
Total gross margin	45%	51%	60%

Comparison of the fiscal years ended June 30, 2016 and 2015
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue increased 31% to $132.5 million in fiscal 2016 from $100.8 million in fiscal 2015. The increase in product revenue was due primarily to an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers. Services revenue decreased 14% to $50.9 million in fiscal 2016 from $59.5 million in fiscal 2015. The decrease in services revenue was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services, partially offset by an increase in advertising revenue.
Our cost of product revenue increased 43% to $79.2 million in fiscal 2016 from $55.3 million in fiscal 2015. The increase was due primarily to an increase in third party content costs associated with automotive navigation solutions, as our business continued to shift from deriving a majority of revenue from mobile navigation services to deriving a majority of revenue from automobile navigation products and services. Furthermore, cost of product revenue increased at a higher rate than product revenue due primarily to an increase in third party content costs associated with increased royalty revenue and a higher percentage of revenue from Ford on vehicles sold in Europe and China, which generally have higher associated content costs. Our cost of services revenue decreased 8% to $21.6 million in fiscal 2016 from $23.5 million in fiscal 2015. The decrease was due primarily to a decrease in cost of mobile navigation revenue associated with the decline in such revenue, partially offset by an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered.
Our gross profit increased to $82.5 million in fiscal 2016 from $81.5 million in fiscal 2015. Our gross margin decreased to 45% in fiscal 2016 from 51% in fiscal 2015. The decrease in gross margin was primarily due to the continuing increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers and advertising services revenue, which generally have higher associated costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We expect our gross margin to continue to decline as the percentage of our revenue from automotive and advertising offerings increases, and as a result of increased competition on our offering of mobile navigation services, especially from other freemium offerings. In addition, we expect that our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our January 2014 acquisition of skobbler.
Revenue concentrations. In fiscal 2016 and 2015, revenue from Ford represented 71% and 61% of our total revenue, respectively, and revenue from AT&T represented 9% and 15% of our total revenue, respectively.
We primarily sell our services in the United States. In fiscal 2016 and 2015, revenue derived from U.S. sources represented 97% and 96% of our total revenue, respectively.
Segments information.
Automotive. Automotive revenue increased 31% to $135.4 million in fiscal 2016 from $103.1 million in fiscal 2015. The increase was due primarily to an increase in royalty revenue of $33.3 million. Automotive revenue included customized software and map content revenue of $3.2 million and $4.7 million in fiscal 2016 and 2015, respectively. Automotive revenue represented 74% and 64% of total revenue in fiscal 2016 and 2015, respectively. In addition, during fiscal 2016 and 2015, our deferred automotive revenue increased $17.0 million and $5.1 million, respectively, primarily related to royalties from GM's OnStar RemoteLink, the Ford Australia and New Zealand SYNC 2 map update program and Toyota Entune product. We may experience a lag in revenue as Ford transitions to SYNC 3 in various geographies. For SYNC 3, we recognize revenue when our software is installed in the vehicle, as compared to SYNC 2 for which we recognize revenue as the software is reproduced for installation in vehicles. The SYNC 3 transition has occurred in North America and China and has begun in Europe, and the nominal effect on revenue recognition was reflected in our consolidated financial statements for fiscal 2016. During the three months ending September 30, 2016, we anticipate that as Ford completes the transition in Europe and transitions to SYNC 3 in other international markets, we will experience a lower level of orders as Ford uses its existing inventory of SYNC 2 product in preparation for the transition to SYNC 3.
Cost of automotive revenue increased 44% to $81.3 million in fiscal 2016 from $56.3 million in fiscal 2015. The increase was due primarily to an increase in third party content costs of $25.1 million associated with the increased royalty revenue and a higher percentage of revenue from Ford for vehicles sold in Europe and China, which generally have higher associated content costs.
Automotive gross profit increased 16% to $54.1 million in fiscal 2016 from $46.8 million in fiscal 2015. Automotive gross margin decreased to 40% in fiscal 2016 from 45% in fiscal 2015. The decrease in gross margin was due primarily to the higher proportion of revenue from vehicles sold in Europe and China, which generally has higher associated content costs.
Advertising. Advertising revenue increased 21% to $21.7 million fiscal 2016 from $17.9 million in fiscal 2015. The increase was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 12% and 11% of total revenue in fiscal 2016 and 2015, respectively.

Cost of advertising revenue increased 5% to $12.3 million in fiscal 2016 from $11.7 million in fiscal 2015. The increase was due primarily to increased third party ad exchange inventory costs of $2.2 million, partially offset by a decrease in amortization of intangible assets of $1.2 million, as our advertising-related acquired intangibles were fully amortized during fiscal 2016.
Advertising gross profit increased 52% to $9.4 million in fiscal 2016 from $6.2 million in fiscal 2015. Advertising gross margin increased to 43% in fiscal 2016 from 35% in fiscal 2015. The increase in gross margin was due primarily to the increased value of contracted insertion orders, combined with the completion of amortization of advertising-related intangible assets.
Mobile Navigation. Mobile navigation revenue decreased 33% to $26.2 million in fiscal 2016 from $39.2 million in fiscal 2015. The decrease was primarily due to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, Sprint, T-Mobile and USCC and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 14% and 24% of total revenue in fiscal 2016 and 2015, respectively.
Cost of mobile navigation revenue decreased 33% to $7.2 million in fiscal 2016 from $10.8 million in fiscal 2015. The decrease was due primarily to decreases in data center and hosted services costs of $1.6 million, third party content costs of $0.9 million, amortization of intangibles of $0.2 million and compensation and benefits expense of $0.2 million.
Mobile navigation gross profit decreased 33% to $19.0 million in fiscal 2016 from $28.4 million in fiscal 2015. Mobile navigation gross margin was 73% in each of fiscal 2016 and 2015. The relatively consistent margins reflect the net impact of lower revenue levels, offset by the lower cost from our successful transition to OSM maps for the majority of our mobile user base.
Operating expenses
Research and development. Our research and development expenses increased 1% to $68.9 million in fiscal 2016 from $68.1 million in fiscal 2015. The increase was due primarily to increases in outside services of $1.0 million, stock-based compensation of $0.8 million and travel and entertainment expenses of $0.7 million, partially offset by a decrease of $0.9 million due to the reversal of deferred rent associated with our Sunnyvale, California facility lease termination and a decrease in severance pay of $0.9 million. As a percentage of revenue, research and development expenses decreased to 38% in fiscal 2016 from 42% in fiscal 2015. The total number of research and development personnel increased 9% to 451 at June 30, 2016 from 413 at June 30, 2015, with a significant portion of the increase attributable to employees in lower cost regions such as Romania and China. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new services and products for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses decreased 5% to $25.6 million in fiscal 2016 from $27.0 million in fiscal 2015. The decrease was primarily due to decreases in advertising and promotion of $1.0 million, recruiting of $0.3 million, compensation and benefits expense of $0.3 million and software license expense of $0.1 million, partially offset by an increase in commission expense of $0.7 million. As a percentage of revenue, sales and marketing expenses decreased to 14% in fiscal 2016 from 17% in fiscal 2015. The total number of sales and marketing personnel decreased 35% to 51 at June 30, 2016 from 78 at June 30, 2015.
General and administrative. Our general and administrative expenses increased 2% to $24.0 million in fiscal 2016 from $23.6 million in fiscal 2015. The increase was primarily due to an increase in legal expenses of $4.3 million related to current litigation and legal contingencies, that was partially offset by decreases in compensation and benefits expense of $1.5 million, stock-based compensation expense of $0.8 million, severance pay of $0.5 million, travel and entertainment expense of $0.4 million and a decrease of $0.5 million due to the reversal of deferred rent associated with our facility lease termination. During fiscal 2016, we incurred a total of $6.9 million in legal expenses, including legal contingencies. The total number of general and administrative personnel decreased 8% to 57 at June 30, 2016 from 62 at June 30, 2015. As a percentage of revenue, general and administrative expenses decreased to 13% in fiscal 2016 from 15% in fiscal 2015. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal costs associated with ongoing intellectual property litigation and requests for indemnification related to intellectual property litigation proceedings.
Restructuring. Restructuring expense (reversal) for fiscal 2016 was $(1.4) million, primarily reflecting the reversal of a $1.5 million restructuring accrual related to our Sunnyvale facility at 920 De Guigne Drive, as this amount represents the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable in connection with our office lease termination agreement. We incurred restructuring expense of $1.2 million in fiscal 2015 associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities in fiscal 2014.

Other income (expense), net. Our other income (expense), net was $(0.2) million in fiscal 2016 and $2.3 million in fiscal 2015. Other income (expense), net in fiscal 2016 included $1.1 million of interest income offset by a $1.0 million loss from the write-off of investments in privately-held companies. Other income, net in 2015 included foreign currency transaction gains of $1.6 million and interest income of $1.0 million, which were partially offset by a $1.3 million loss from the impairment of long-term equity investments. The impairment of long-term equity investments of $1.3 million included $0.8 million from an investment in connection with the spin off of a product line developed by our Shanghai, China team.
Provision (benefit) for income taxes. Our provision for income taxes increased to $0.5 million in fiscal 2016 from a benefit of $(13.0) million in fiscal 2015. Our effective tax rate, which resulted in the recognition of a tax expense, was 1% in fiscal 2016 compared to an effective tax rate, which resulted in the recognition of a tax benefit, of 36% in fiscal 2015. Our effective tax rate in fiscal 2016 was attributable primarily to income taxes in certain foreign jurisdictions where we have profit. Our effective tax rate in fiscal 2015 was attributable primarily to tax benefits recorded from the anticipated refund of $5.4 million (of which $4.1 million was recognized in fiscal 2015 and $1.3 million was recognized in fiscal 2014; a total of $4.8 million of this expected refund had been received by us as of June 30, 2016); the recognition of a state income tax refund of $3.0 million and a refund of $1.1 million from a change in tax accounting method, both related to prior years and received in fiscal 2015; and the reversal of tax reserves of $4.2 million due to loss carryback, expiration of the statute of limitations, and settlement of our California audit.
Due to the limitations of the two year loss carryback for federal tax purposes, we do not anticipate any refunds for losses incurred in fiscal 2016 or thereafter.
The usage of our remaining U.S. federal and state loss carryforwards at June 30, 2016 of approximately $41.9 million and $7.8 million, respectively, is limited by Section 382 of the Internal Revenue Code.
As of June 30, 2016, our cumulative unrecognized tax benefit was $6.7 million, of which $5.0 million was netted against deferred tax assets. Included in the other long-term liabilities are unrecognized tax benefits at June 30, 2016 of $1.6 million that, if recognized, would affect the annual effective tax rate.
We believe it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2016 could decrease (whether by payment, release, or a combination of both) by approximately $4.0 million in the next 12 months. We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.6 million and $0.5 million accrued for the payment of interest and penalties at June 30, 2016 and 2015, respectively.
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
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in previous years, and expected losses in fiscal 2017 and potentially future years in the U.S., we maintained a valuation allowance on deferred tax assets in the U.S. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets in China, Brazil and the United Kingdom. Our valuation allowance increased from the prior fiscal year by approximately $12.1 million, $4.7 million and $10.1 million in fiscal 2016, 2015 and 2014, respectively.
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 became effective, which made several tax extender provisions permanent as well as extending others. Most notable was the permanent extension of the research and development credit which has been temporary since its enactment in 1981. Due to the inability to utilize the research and development credits, we currently do not expect this legislation to have a material impact on our financial statements.
We file income tax returns in the U.S. with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2012 through fiscal 2015 in the U.S., for fiscal 2010 through fiscal 2015 in state jurisdictions, and for fiscal 2011 through fiscal 2015 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. We are currently under audit by the IRS for fiscal 2012 through fiscal 2014 and the statute of limitations has been extended for fiscal 2012 to allow the IRS additional time to complete its audit. As of June 30, 2016, we were under audit by the state of New York for fiscal 2010 through fiscal 2012 and the statute of limitations has been extended for fiscal 2010 through fiscal 2012 to allow New York additional time to complete its audit.

In July 2016, the state of New York completed its audit of our taxes for fiscal 2010 through fiscal 2012. We paid $0.4 million to settle the audit and expect to record a tax benefit of $1.0 million in July 2016 to reverse the remaining related tax reserves.
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
Restructuring. We incurred restructuring costs of $1.2 million in fiscal 2015 associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities in fiscal 2014. We incurred restructuring costs of $4.4 million in fiscal 2014 in order to further align our resources and consolidate facilities. We initiated a restructuring plan consisting of reductions of approximately 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. In addition, we closed our Boston office and consolidated our Sunnyvale headquarters facilities from two buildings into one and recorded restructuring charges of $2.0 million related to the impairment of our facility leases.
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
Provision (benefit) for income taxes. Our benefit for income taxes increased to $13.0 million in fiscal 2015 from $4.0 million in fiscal 2014. Our effective tax rate was 36% in fiscal 2015 compared to 12% in fiscal 2014. Our effective tax rate in fiscal 2015 was attributable primarily to tax benefits recorded from the anticipated federal income tax refund of $5.4 million (of which $4.1 million resulted from the carryback of fiscal 2015 losses and $1.3 million was recognized in fiscal 2014); the recognition of a state income tax refund of $3.0 million and a refund of $1.1 million from a change in tax accounting method, both related to prior years and received in fiscal 2015; and the reversal of tax reserves of $4.2 million due to loss carryback, expiration of the statute of limitations, and settlement of our California audit.
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(3,098)	$(7,696)	$(22,553)
Net cash provided by investing activities	8,553	16,052	20,132
Net cash used in financing activities	(2,316)	(2,471)	(8,883)
Effect of exchange rate changes on cash and cash equivalents	(511)	(1,698)	51
Net increase (decrease) in cash and cash equivalents	$2,628	$4,187	$(11,253)
At June 30, 2016, we had cash and cash equivalents and short-term investments of $109.6 million, which primarily consisted of corporate and agency bonds, asset-backed securities, municipal securities and money market mutual funds held by well-capitalized financial institutions.
Our accounts receivable are heavily concentrated in a small number of customers. As of June 30, 2016, our accounts receivable balance was $42.2 million, of which Ford represented 64%.
Our future capital requirements will depend on many factors, including our ability to continue to increase our revenue and control our expenses in fiscal 2017 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to continue to use cash in operating activities in fiscal 2017 and we may experience greater than expected cash usage in operating activities if revenue is lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, one of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash used in operating activities. Net cash used in operating activities was $3.1 million, $7.7 million and $22.6 million in fiscal 2016, 2015 and 2014, respectively. Cash provided by (used in) operating activities has historically been affected by growth in our end user base and increases in our operating costs. In fiscal 2016, cash used in operating activities was due primarily to a net loss of $35.3 million, partially offset by non-cash charges for depreciation and amortization of $3.4 million, stock-based compensation of $11.4 million, write-off of long-term investments of $1.0 million, and a $15.4 million change in our operating assets and liabilities. In fiscal 2015, cash used in operating activities was driven principally by a net loss of $23.1 million and a $3.2 million change in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $5.2 million, stock-based compensation of $11.4 million, and write-off of long-term investments of $1.3 million. In fiscal 2014, cash used in operating activities was driven principally by a net loss of $29.5 million and a $23.0 million change in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $6.8 million, stock-based compensation of $11.5 million, and valuation allowance on deferred tax assets of $7.4 million.
Net cash provided by investing activities. Net cash provided by investing activities was $8.6 million, $16.1 million and $20.1 million during fiscal 2016, 2015 and 2014, respectively. In fiscal 2016, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $12.6 million, partially offset by purchases of property and equipment of $4.0 million. In fiscal 2015, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $19.4 million, partially offset by purchases of property and equipment of $1.2 million and purchases of long-term investments of $2.5 million. In fiscal 2014, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $40.2 million, partially offset by our acquisition of skobbler for $19.2 million and purchases of property and equipment of $1.1 million. We expect our capital expenditures in future periods to remain in line with fiscal 2016 as we continue to invest in the infrastructure needed for our strategic growth areas of automotive and advertising, while also leveraging the benefits of hosted environments for which we no longer have to make large upfront capital expenditure investments.
Net cash used in financing activities. During fiscal 2016, 2015 and 2014, we used cash in our financing activities of $2.3 million, $2.5 million and $8.9 million, respectively. In fiscal 2016, 2015 and 2014, these activities reflect the repurchases of our outstanding stock under our stock repurchase programs and tax withholdings paid related to net share settlements of restricted stock units upon vesting, and were partially offset by proceeds from the exercise of options for our common stock.
Contractual obligations, commitments and contingencies
We generally do not enter into long term minimum purchase commitments. However, we have agreed to pay minimum annual license fees to certain of our third party content providers. Our principal commitments, in addition to those related to our third party content providers, consist of obligations under facility leases for office space in Santa Clara, San Mateo and Culver City, California; Reston, Virginia; Southfield, Michigan; Boston, Massachusetts; Chicago, Illinois; New York, New York; Atlanta, Georgia; Shanghai, China; Xi’an, China; Berlin, Germany; Cluj, Romania; Tokyo, Japan; and Incheon, South Korea.
The following table summarizes our outstanding noncancelable contractual obligations as of June 30, 2016:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$15,702	$4,190	$7,603	$3,909	$—
Purchase obligations(2)	4,253	2,171	1,152	414	516
Total contractual obligations	$19,955	$6,361	$8,755	$4,323	$516

(1)	Consists of contractual obligations for office space under noncancelable operating leases, net of sublease income.

(2)	Consists of minimum noncancelable financial commitments primarily related to fees owed to certain third party content providers, regardless of usage level.
At June 30, 2016, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $2.2 million. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authority will occur.
In September 2015, we entered into an agreement with Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of auto entertainment systems. We agreed to invest RMB 9.95 million (approximately $1.5 million as of June 30, 2016) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $0.8 million as of June 30, 2016) license fee.
We have not made any capital contributions to the joint venture, and the parties are currently renegotiating the nature, timing and amounts of capital to be contributed. Accordingly, the joint venture has not been formed. In December 2015, we and Huazhong completed the TLA with a term of ten years. In addition, we and Huazhong negotiated a Technology Development Service Agreement, whereby we will provide the joint venture with specified technical services in exchange for a non-

refundable technical services fee, subject to the completion of a statement of work by the parties. The TLA and Technology Development Service Agreement will not be effective until the joint venture is formed.
Warranties and indemnifications
Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our navigation services or products infringe a third party’s intellectual property rights or for other specified reasons. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to litigation in which our customers have been named as defendants. See Part I, Item 3, “Legal Proceedings.” As it relates to past indemnification requests or notices, in certain situations we have agreed to defend or indemnify our customers for the indemnity demands. For those notices where we have not agreed to provide indemnity or defense to date, or future demands for indemnity, we may in the future agree to defend and indemnify our customers, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our navigation services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our customers, negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted, or any of our customer agreements is terminated, our business, operating results and financial condition could be materially harmed. As of June 30, 2016, any costs in connection with such indemnity demands which are probable and estimable have been recorded in our consolidated financial statements.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2016.
Off-balance sheet arrangements
During fiscal 2016, 2015 and 2014, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent accounting pronouncements
See Part IV., Item 15 (a) 1. Financial Statements, Note 1 Summary of business and significant accounting policies, "Recent accounting pronouncements."

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in fiscal 2016 would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the RMB and the Romanian Leu. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of June 30, 2016. Management based its assessment on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2016.
Grant Thornton LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have audited the internal control over financial reporting of Telenav, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2016, and our report dated August 22, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Jose, California August 22, 2016

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.
The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2016 fiscal year end) under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2016 fiscal year end) under the headings “Corporate Governance,” “Executive Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2016 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2016 fiscal year end) under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2016 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements of Telenav, Inc. on page F-1 as a part of this Form 10-K.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts is set forth on page [F-36] of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and the Notes thereto.
3. Exhibits
See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2009
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.4	10/30/2009
10.4.1#	2009 Equity Incentive Plan, as amended.	8-K	10.4.1	12/3/2012
10.4.2#	2009 Equity Incentive Plan, amended and restated as of January 26, 2016.	Filed herewith
10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/2009
10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3†	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4†	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5†	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012
10.15.6†	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.23†	Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.23	11/8/2013
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.25†	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26†	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27†	Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-K	10.16.27	8/22/2014
10.16.28†	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	10-K	10.16.28	8/22/2014
10.16.29†	Amended and Restated Territory License No. 8, dated August 18, 2014, by and between Telenav, Inc., HERE North America, LLC (f/k/a NAVTEQ North America, LLC), and Here Europe B.V. (f/k/a NAVTEQ Europe B.V.)	10-Q	10.16.29	11/6/2014
10.16.30†	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	10-Q	10.16.30	2/5/2015
10.16.31†	Territory License No. 11, dated April 3, 2015 by and between HERE North America, LLC, HERE Europe B.V., and Telenav, Inc.	10-K	10.16.31	8/24/2015
10.16.32†	First Amendment to Amended and Restated Territory License No. 8, dated November 4, 2015 by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.32	2/9/2016
10.16.33†	First Amendment to General License Agreement, dated November 12, 2015 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.33	2/9/2016
10.16.34†	Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.34	5/9/2016
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23.1	2/6/2014
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26†	SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1†	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2†	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3†	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.4†	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012
10.26.5†	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6†	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7†	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012
10.26.8†	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9†	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11†	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.11	8/30/2013
10.26.12†	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.12	8/30/2013
10.26.13†	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.13	8/30/2013
10.26.14†	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.14	11/8/2013
10.26.15†	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.15	2/6/2014
10.26.16†	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014
10.26.17†	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.17	5/7/2015
10.26.18†	Amendment No. 18 effective June 17, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.18	11/9/2015
10.28#	Summary of Nonemployee Director Compensation.	8-K	10.28	12/3/2012
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.	10-Q	10.32	2/5/2015
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	10-Q	10.33	2/5/2015
10.35#	Amended and Restated Employment Agreement, dated September 30, 2015, by and between Telenav, Inc. and Rohan Chandran.	10-Q	10.35	11/9/2015
10.35.1#	Severance Agreement and General Release, dated March 18, 2016, by and between Telenav, Inc. and Rohan Chandran.	Filed herewith
10.36	Sublease, dated as of November 11, 2015, between Avaya Inc. and Telenav, Inc.	10-Q	10.36	2/9/2016
10.37	Landlord Consent to Sublease, dated as of December 18, 2015, by and among The Prudential Insurance Company of America, Avaya Inc., and Telenav, Inc.	10-Q	10.37	2/9/2016
10.38	Lease Termination Agreement dated October 16, 2015, by and between St. Paul Fire and Marine Insurance Company and Telenav, Inc.	8-K	10.1	10/22/2015
10.39	Shanghai Real Estate Lease Agreement, dated as of March 4, 2016, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	Filed herewith
10.40	Letter Agreement, dated as of September 23, 2015, among Telenav, Inc., Nokomis Capital, L.L.C. and certain other parties.	8-K	10.1	9/25/2015
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm -Ernst & Young LLP.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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

TELENAV, INC.

Dated:	August 22, 2016	By:	/s/ Dr. HP JIN
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

Name and Signature	Title	Date

/s/ Dr. HP JIN	Chairman of the Board of Directors, President and Chief Executive Officer	August 22, 2016
Dr. HP Jin	(Principal Executive Officer)

/s/ MICHAEL STRAMBI	Chief Financial Officer and Treasurer	August 22, 2016
Michael Strambi	(Principal Financial and Accounting Officer)

/s/ SAMUEL CHEN	Director	August 22, 2016
Samuel Chen

/s/ DOUGLAS MILLER	Director	August 22, 2016
Douglas Miller

/s/ RICHARD TODARO	Director	August 22, 2016
Richard Todaro

/s/ KEN XIE	Director	August 22, 2016
Ken Xie

/s/ JOSEPH M. ZAELIT	Director	August 22, 2016
Joseph M. Zaelit

FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Telenav, Inc.
We have audited the accompanying consolidated balance sheets of Telenav, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telenav, Inc. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 22, 2016 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
San Jose, California August 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Telenav, Inc.
We have audited the accompanying consolidated balance sheet of Telenav, Inc. as of June 30, 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended June 30, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Telenav, Inc. at June 30, 2014, and the consolidated results of its operations and its cash flows for the year ended June 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
San Jose, California August 22, 2014
except for Notes 5 and 12, as to which the date is
August 24, 2015

TELENAV, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$21,349	$18,721
Short-term investments	88,277	101,195
Accounts receivable, net of allowances of $111 and $211 at June 30, 2016 and 2015, respectively	42,216	36,493
Deferred income taxes, net	—	327
Restricted cash	5,109	4,878
Income taxes receivable	687	6,080
Deferred costs	1,784	432
Prepaid expenses and other current assets	4,448	3,856
Total current assets	163,870	171,982
Property and equipment, net	5,247	7,126
Deferred income taxes, non-current	661	443
Goodwill and intangible assets, net	35,993	37,528
Deferred costs, non-current	10,292	2,709
Other assets	2,184	4,134
Total assets	$218,247	$223,922
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,992	$830
Accrued compensation	9,308	9,628
Accrued royalties	15,331	9,358
Other accrued expenses	11,635	10,918
Deferred revenue	4,334	2,109
Income taxes payable	88	724
Total current liabilities	45,688	33,567
Deferred rent, non-current	1,124	4,858
Deferred revenue, non-current	19,035	4,719
Other long-term liabilities	2,715	4,595
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 42,708 shares and 40,537 shares issued and outstanding at June 30, 2016 and 2015, respectively	43	41
Additional paid-in capital	149,775	140,406
Accumulated other comprehensive income (loss)	(1,767)	(1,540)
Retained earnings	1,634	37,276
Total stockholders’ equity	149,685	176,183
Total liabilities and stockholders’ equity	$218,247	$223,922
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	June 30,
	2016	2015	2014
Revenue:
Product	$132,454	$100,768	$72,747
Services	50,892	59,471	77,566
Total revenue	183,346	160,239	150,313
Cost of revenue:
Product	79,165	55,270	36,775
Services	21,632	23,514	24,066
Total cost of revenue	100,797	78,784	60,841
Gross profit	82,549	81,455	89,472
Operating expenses:
Research and development	68,911	68,060	60,573
Sales and marketing	25,587	26,975	33,138
General and administrative	23,994	23,606	26,176
Restructuring	(1,362)	1,150	4,412
Total operating expenses	117,130	119,791	124,299
Loss from operations	(34,581)	(38,336)	(34,827)
Other income (expense), net	(229)	2,267	1,288
Loss before provision (benefit) for income taxes	(34,810)	(36,069)	(33,539)
Provision (benefit) for income taxes	511	(13,006)	(4,015)
Net loss	$(35,321)	$(23,063)	$(29,524)

Net loss per share, basic and diluted	$(0.85)	$(0.58)	$(0.76)

Weighted average shares used in computing net loss per share, basic and diluted	41,567	39,991	38,796
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	June 30,
	2016	2015	2014

Net loss	$(35,321)	$(23,063)	$(29,524)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(512)	(1,698)	51
Available for sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	272	(156)	284
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	13	(262)	(132)
Net increase (decrease) from available-for-sale securities, net of tax	285	(418)	152
Other comprehensive income (loss), net of tax	(227)	(2,116)	203
Comprehensive loss	$(35,548)	$(25,179)	$(29,321)

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2013	39,342	$40	$118,193	$373	$95,858	$214,464
Issuance of common stock upon exercise of stock options	217	—	896	—	—	896
Release of restricted stock units	440	—	(1,570)	—	—	(1,570)
Issuance of common stock in connection with acquisition	732	1	4,609	—	—	4,610
Repurchases of common stock	(1,269)	(1)	(4,075)	—	(3,823)	(7,899)
Stock-based compensation expense	—	—	11,535	—	—	11,535
Excess tax benefit from employee stock options	—	—	(310)	—	—	(310)
Foreign currency translation adjustment, net of tax	—	—	—	51	—	51
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	152	—	152
Net loss	—	—	—	—	(29,524)	(29,524)
Balance at June 30, 2014	39,462	$40	$129,278	$576	$62,511	$192,405
Issuance of common stock upon exercise of stock options	889	1	4,411	—	—	4,412
Release of restricted stock units	683	—	(3,103)	—	—	(3,103)
Repurchases of common stock	(497)	—	(1,608)	—	(2,172)	(3,780)
Stock-based compensation expense	—	—	11,428	—	—	11,428
Foreign currency translation adjustment, net of tax	—	—	—	(1,698)	—	(1,698)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(418)	—	(418)
Net loss	—	—	—	—	(23,063)	(23,063)
Balance at June 30, 2015	40,537	$41	$140,406	$(1,540)	$37,276	$176,183
Issuance of common stock upon exercise of stock options	1,299	1	1,548	—	—	1,549
Release of restricted stock units	948	1	(3,296)	—	—	(3,295)
Repurchases of common stock	(76)	—	(249)	—	(321)	(570)
Stock-based compensation expense	—	—	11,366	—	—	11,366
Foreign currency translation adjustment, net of tax	—	—	—	(512)	—	(512)
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	285	—	285
Net loss	—	—	—	—	(35,321)	(35,321)
Balance at June 30, 2016	42,708	$43	$149,775	$(1,767)	$1,634	$149,685

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2016	2015	2014
Operating activities
Net loss	$(35,321)	$(23,063)	$(29,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,362	5,239	6,759
Accretion of net premium on short-term investments	645	1,318	3,500
Stock-based compensation expense	11,366	11,428	11,535
Valuation allowance on deferred tax assets	—	(778)	7,398
Bad debt expense	95	33	132
Write-off of long-term investments	977	1,302	250
Loss on disposal of property and equipment	398	73	112
Excess tax benefits from employee stock options	—	—	310
Changes in operating assets and liabilities:
Accounts receivable	(5,817)	(10,764)	2,477
Deferred income taxes	109	1,342	(4,095)
Restricted cash	(231)	1,117	(3,327)
Income taxes receivable	5,393	852	—
Deferred costs	(8,935)	(2,641)	—
Prepaid expenses and other current assets	(592)	5,133	(5,248)
Other assets	972	550	(649)
Accounts payable	4,118	328	(1,331)
Accrued compensation	(320)	(3,246)	3,612
Accrued royalties	5,973	5,687	(6,162)
Accrued expenses and other liabilities	(923)	(4,699)	(2,645)
Income taxes payable	(636)	(80)	398
Deferred rent	(272)	(1,219)	(1,354)
Deferred revenue	16,541	4,392	(4,701)
Net cash used in operating activities	(3,098)	(7,696)	(22,553)
Investing activities
Purchases of property and equipment	(4,004)	(1,208)	(1,053)
Purchases of short-term investments	(55,021)	(113,144)	(66,350)
Purchases of long-term investments	—	(2,500)	(600)
Proceeds from sales of long-term investments	—	376	795
Proceeds from sales and maturities of short-term investments	67,578	132,528	106,585
Acquisitions, net of cash acquired	—	—	(19,245)
Net cash provided by investing activities	8,553	16,052	20,132
Financing activities
Proceeds from exercise of stock options	1,549	4,412	896
Repurchase of common stock	(570)	(3,780)	(7,899)
Tax withholdings related to net share settlements of restricted stock units	(3,295)	(3,103)	(1,570)
Excess tax benefits from employee stock options	—	—	(310)
Net cash used in financing activities	(2,316)	(2,471)	(8,883)
Effect of exchange rate changes on cash and cash equivalents	(511)	(1,698)	51
Net increase (decrease) in cash and cash equivalents	2,628	4,187	(11,253)
Cash and cash equivalents, at beginning of period	18,721	14,534	25,787
Cash and cash equivalents, at end of period	$21,349	$18,721	$14,534
Supplemental disclosure of cash flow information
Income taxes paid (received), net	$(4,610)	$(10,754)	$1,002

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
Notes to Consolidated Financial Statements

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as "Telenav," “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of connected car and location-based platform services. These services consist of our automotive and mobile navigation platform and our advertising delivery platform. Our auto and mobile navigation platform allows Telenav to deliver enhanced location-based services to auto manufacturers, developers, and end users through various distribution channels, including wireless carriers. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. Through June 30, 2014, we operated in one business segment. Commencing July 1, 2014, we operate in three business segments: automotive, advertising and mobile navigation. Our fiscal year ends on June 30 and in this report we refer to the fiscal years ended June 30, 2016, 2015 and 2014 as fiscal 2016, fiscal 2015 and fiscal 2014, respectively.
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
Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our overall operating results for fiscal 2016, fiscal 2015 or fiscal 2014.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, the recoverability of accounts receivable, the determination of acquired intangibles and assessment of goodwill for impairment, the fair value of stock awards issued, the determination of income taxes and the recoverability of deferred tax assets. Actual results could differ from those estimates.
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
We derive product revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications. We generally recognize customized software revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue for our automotive on-board navigation solutions as the software is reproduced for installation in vehicles or as the software is installed in vehicles, assuming all other conditions for revenue recognition have been met.
We derive services revenue from our brought-in automotive navigation solutions and other automotive solutions, such as map update programs. Billings for these services are recorded as deferred revenue and amortized to revenue over the estimated

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

service periods. In January 2015, General Motors Corporation, or GM, launched the new version of its OnStar RemoteLink® mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the RemoteLink® application. In July 2015, Ford Australia and New Zealand adopted a map update program as part of its SYNC 2 product distribution. Under this program, Ford owners in Australia and New Zealand with SYNC 2 or SYNC 3 will be eligible to receive annual map updates at no additional cost through December 2023. We earn an annual fee and a per unit fee for these updates. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout® GPS Link mobile application. We earn a one-time royalty for each new Toyota sold and equipped with Entune™ Audio Plus.
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
Cost of revenue
Our cost of revenue consists primarily of the cost of third party royalty based data, such as map, points of interest, or POI, traffic, gas price and weather data, and voice recognition technology that we use in providing our personalized navigation services. Our cost of revenue also includes the cost of third party exchange ad inventory as well as expenses associated with third party hosting services, data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of acquired developed technology.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Foreign currency
The functional currency of our foreign subsidiaries is the local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our net income for each year. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates during the year. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains (losses) were $(10,000), $1.6 million and$(203,000) in fiscal 2016, 2015 and 2014, respectively. The foreign currency transaction gains of $1.6 million in fiscal 2015 were primarily driven by mark-to-market adjustment of intercompany balances.
Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance, net of tax as of June 30, 2014	$321	$255	$576
Other comprehensive income (loss) before reclassifications, net of tax	(1,698)	(156)	(1,854)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	(262)	(262)
Other comprehensive income (loss), net of tax	(1,698)	(418)	(2,116)
Balance, net of tax as of June 30, 2015	$(1,377)	$(163)	$(1,540)
Other comprehensive income (loss) before reclassifications, net of tax	(512)	272	(240)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	13	13
Other comprehensive income (loss), net of tax	(512)	285	(227)
Balance, net of tax as of June 30, 2016	$(1,889)	$122	$(1,767)

The amount reclassified from accumulated other comprehensive income (loss), net of tax, was determined using the specific identification method and the amount was included in other income, net, for fiscal 2016 and 2015, respectively.

The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material for fiscal 2016 and 2015.
Cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all of our cash equivalents and short-term investments as “available-for-sale,” as these investments are free of trading restrictions. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying consolidated balance sheets. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. Our net realized gains were $4,000, $236,000 and $164,000 in fiscal 2016, 2015 and 2014, respectively.

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
Revenue related to products and services provided through Ford Motor Company, or Ford, comprised 71%, 61% and 46% of revenue for fiscal 2016, 2015 and 2014, respectively. Receivables due from Ford were 64% and 58% of total accounts receivable at June 30, 2016 and 2015, respectively. Revenue related to services provided through AT&T Mobility LLC., or AT&T, comprised 9%, 15% and 24% of revenue for fiscal 2016, 2015 and 2014, respectively. Receivables due from AT&T were 8% and 14% of total accounts receivable at June 30, 2016 and 2015, respectively. No other customer represented 10% of our revenue or 10% of our receivables for any period presented.
Our licensed map, POI and traffic data have been provided principally through TomTom North America, Inc., or TomTom, and HERE North America, LLC, a company owned by a consortium of German auto manufacturers, or HERE, in fiscal 2016, 2015 and 2014. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of June 30, 2016 and 2015, we had restricted cash of $5.1 million and $4.9 million, respectively, on our consolidated balance sheets. As of June 30, 2016 and 2015, restricted cash is comprised primarily of an overpayment from a customer that will either be refunded or be applied to future amounts owed to us.
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
As of June 30, 2016 and 2015, we did not have any Level 3 financial instruments.
Property and equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Computers, software and equipment have useful lives of three years and automobiles, furniture and fixtures have useful lives of five years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the term of the related lease.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Long-term investments
Our long-term investments consist of privately-held investments, and are included in other assets in our consolidated balance sheets. As of June 30, 2016, the carrying value of our total privately-held investments was $954,000. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-method investments are carried at historical cost in our consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-method investments for impairment. We record realized gains or losses on the sale or impairment of cost method investments in other income, net. We recorded impairment charges of $750,000, $482,000 and $250,000 for cost-method investments during fiscal 2016, 2015 and 2014, respectively.
In addition to these cost-basis investments, in April 2015, we entered into an agreement to spin off a product line developed by our Shanghai, China team, including certain assets and technology as well as the transfer of seven employees, and we agreed to invest $1.0 million in the form of a convertible note. We are the primary investor; however, we do not have significant influence over the operations of the business. Accordingly, we record the monthly net change in operating results against the carrying value of the convertible note recorded in long-term investments on our consolidated balance sheet. Fiscal 2015 includes three months of operating results for the investee entity. The entity's success is contingent upon its ability to generate revenue and raise additional capital. Based upon the early stage of this company, its lack of success to date in each of these endeavors, and China's unfavorable macroeconomic conditions making the raising of additional capital difficult, we recorded an impairment charge of $820,000 to write down the carrying value of the convertible note to zero as of June 30, 2015.
In June 2015, we also entered into an agreement to spin off a product line developed by our Xi'an, China team, including certain assets and technology as well as the transfer of 12 employees, and we agreed to invest $800,000 in the form of a convertible note. We are the primary investor; however, we do not have significant influence over the operations of the business. Accordingly, we record the monthly net change in operating results against the carrying value of the convertible note recorded in long-term investments on our consolidated balance sheet. The entity's success is contingent upon its ability to generate revenue and raise additional capital. As of June 30, 2015, our investment balance was $744,000. Based upon the early stage of this entity, its lack of success to date in each of these endeavors, and China's unfavorable macroeconomic conditions making the raising of additional capital difficult, we recorded an impairment charge of $227,000 to write down the remaining carrying value of the convertible note to zero during fiscal 2016.
Including the impairment in the Shanghai and Xi'an, China spin offs above, we recorded impairment charges of $977,000, $1.3 million and $250,000 on certain non-marketable equity investments in fiscal 2016, 2015 and 2014, respectively.
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
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These tests are based on our operating segment and reporting unit structure. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting units unless we determine, based on a qualitative assessment, that it is more-likely-than-not that the fair value is less than our carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

goodwill impairment test to determine the amount of the impairment loss, if any. In assessing the fair value of our reporting units, we make assumptions regarding our estimated future cash flows, long-term growth rates, timing over which the cash flows will occur and, amongst other factors, the weighted average cost of capital. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record impairment loss related to our goodwill. We have not recognized any impairment of goodwill in the three year period ended June 30, 2016. As of June 30, 2016, we had goodwill of $31.3 million.
Leases
We lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our consolidated balance sheets. The terms of certain lease agreements provide for rental payments on a graduated basis; however, we recognize rent expense on a straight-line basis over the lease period in accordance with authoritative accounting guidance. Any lease incentives or contracted sublease income are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier. As of June 30, 2016 and 2015, we had a total of $1.3 million and $5.5 million, respectively, in deferred rent related to tenant improvement lease incentives and graduated rent payments recorded as liabilities on our balance sheets. In addition, as of June 30, 2016 and 2015, we had a total of $20,000 and $2.6 million in accrued facility exit costs relating to our operating lease arrangements. See Note 11 for a discussion of our restructuring actions.
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
Research and software development costs
We expense research and development costs as incurred. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life, which generally ranges from 18 to 24 months depending on the type of application. We did not capitalize or write off any software development costs during fiscal 2016, 2015 and 2014. Amortization expense related to capitalized software costs, which has been recorded in cost of revenue, totaled none, $97,000 and $1.0 million for fiscal 2016, 2015 and 2014, respectively. As of June 30, 2016, capitalized software costs were fully amortized.
We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. All such development costs incurred are deferred until the related revenue is recognized. We deferred $648,000, $802,000 and $943,000 of software development costs during fiscal 2016, 2015 and 2014, respectively. Development costs expensed to cost of revenue totaled $660,000, $1.2 million and $922,000 in fiscal 2016, 2015 and 2014, respectively. As of June 30, 2016 and 2015, deferred capitalized software development costs, which were included primarily in prepaid expenses and other current assets, were $33,000 and $44,000, respectively.
Advertising expense
Advertising costs are expensed as incurred. Advertising expense was $254,000, $1.1 million and $2.0 million in fiscal 2016, 2015 and 2014, respectively.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Recent accounting pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the effect that this new standard will have on our consolidated financial statements.
In March 2016, the FASB issued new guidance to revise aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. We are evaluating the effect that this new standard will have on our consolidated financial statements.
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
In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. Early adoption is permitted. In August 2015, the FASB deferred the effective date of this guidance by one year. The updated standard will now be effective for us in the first quarter of our fiscal year ending June 30, 2019. We have not yet selected a transition method and we are currently evaluating the effect that this new standard will have on our consolidated financial statements and related disclosures.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2016	2015	2014
Net loss	$(35,321)	$(23,063)	$(29,524)

Weighted average common shares used in computing net loss per share, basic and diluted	41,567	39,991	38,796

Net loss per share, basic and diluted	$(0.85)	$(0.58)	$(0.76)

The following outstanding shares subject to options, restricted common stock and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Stock options	5,370	4,781	5,697
Restricted common stock and restricted stock units	3,302	4,290	4,791
Total	8,672	9,071	10,488

3.	Cash, cash equivalents and short-term investments
Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$14,308	$—	$—	$14,308
Cash equivalents:
Money market mutual funds	5,641	—	—	5,641
Agency bonds	1,400	—	—	1,400
Total cash equivalents	7,041	—	—	7,041
Total cash and cash equivalents	21,349	—	—	21,349
Short-term investments:
U.S. treasury securities	1,699	3	—	1,702
Asset-backed securities	10,160	17	(2)	10,175
Municipal securities	6,004	14	—	6,018
Commercial paper	3,494	1	—	3,495
Agency bonds	5,907	22	—	5,929
Corporate bonds	60,754	217	(13)	60,958
Total short-term investments	88,018	274	(15)	88,277
Cash, cash equivalents and short-term investments	$109,367	$274	$(15)	$109,626

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2015 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$10,806	$—	$—	$10,806
Cash equivalents:
Money market mutual funds	7,915	—	—	7,915
Total cash equivalents	7,915	—	—	7,915
Total cash and cash equivalents	18,721	—	—	18,721
Short-term investments:
Asset-backed securities	16,977	9	(3)	16,983
Municipal securities	10,018	8	(9)	10,017
Commercial paper	1,996	2	—	1,998
Agency bonds	7,642	6	(2)	7,646
Corporate bonds	64,587	39	(75)	64,551
Total short-term investments	101,220	64	(89)	101,195
Cash, cash equivalents and short-term investments	$119,941	$64	$(89)	$119,916

The following table summarizes the cost and estimated fair value of fixed income securities classified as short-term investments based on stated maturities as of June 30, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$42,558	$42,577
Due between one and two years	27,562	27,689
Due between two and three years	17,898	18,011
Total	$88,018	$88,277

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of June 30, 2016 and 2015, we did not consider any of our short-term investments to be other-than-temporarily impaired.

4.	Fair value of financial instruments
We measure certain financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at June 30, 2016 (in thousands):

	Fair Value Measurements at June 30, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$5,641	$5,641	$—	$—
Agency bonds	1,400	—	1,400	—
Total cash equivalents	7,041	5,641	1,400	—
Short-term investments:
U.S. treasury securities	1,702	1,702	—	—
Asset-backed securities	10,175	—	10,175	—
Municipal securities	6,018	—	6,018	—
Commercial paper	3,495	—	3,495	—
Agency bonds	5,929	—	5,929	—
Corporate bonds	60,958	—	60,958	—
Total short-term investments	88,277	1,702	86,575	—
Cash equivalents and short-term investments	$95,318	$7,343	$87,975	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2015 (in thousands):

	Fair Value Measurements at June 30, 2015 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$7,915	$7,915	$—	$—
Total cash equivalents	7,915	7,915	—	—
Short-term investments:
Asset-backed securities	16,983	—	16,983	—
Municipal securities	10,017	—	10,017	—
Commercial paper	1,998	—	1,998	—
Agency bonds	7,646	—	7,646	—
Corporate bonds	64,551	—	64,551	—
Total short-term investments	101,195	—	101,195	—
Cash equivalents and short-term investments	$109,110	$7,915	$101,195	$—
Accretion of premium, net of discounts, on short-term investments totaled $645,000 and $1.3 million in fiscal 2016 and 2015, respectively.

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

There were no transfers between Level 1 and Level 2 financial instruments in the fiscal 2016 and 2015, respectively.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2016 or 2015.
5. Balance sheet information
Property and equipment, net
Property and equipment consist of the following (in thousands):

	June 30,
	2016	2015
Computers and equipment	$6,885	$14,166
Computer software	2,420	2,393
Furniture and fixtures	1,337	2,459
Automobiles	723	488
Leasehold improvements	3,841	8,245
	15,206	27,751
Less accumulated depreciation and amortization	(9,959)	(20,625)
Property and equipment, net	$5,247	$7,126

Depreciation and amortization expense related to property and equipment was $5.7 million, $2.8 million and $4.0 million for fiscal 2016, 2015 and 2014, respectively.
Goodwill and intangible assets, net
Intangible assets consist of the following (in thousands):

	June 30,
	2016	2015
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(9,210)	(7,675)
Intangible assets, net	$4,665	$6,200
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $1.5 million, $3.2 million and $2.6 million for fiscal 2016, 2015 and 2014, respectively.
As of June 30, 2016, amortization expense for intangible assets by fiscal year is as follows: $1.0 million in fiscal 2017, $1.0 million in fiscal 2018, $1.0 million in fiscal 2019, $1.0 million in fiscal 2020 and $0.7 million in fiscal 2021.
Goodwill by reportable segment as of June 30, 2016 and 2015 was as follows (in thousands):

Automotive	$14,320
Advertising	14,343
Mobile Navigation	2,665
Goodwill	$31,328

Goodwill impairment
Commencing July 1, 2014, we began to report results in three business segments. As of July 1, 2014, goodwill and intangible assets were allocated to the new reporting unit structure based on the specific identification method, and any residual balances were allocated based on relative fair values of the related reporting units. We also tested goodwill for impairment as of July 1, 2014 and did not recognize any impairment.
We tested goodwill for impairment on April 1, 2016 and 2015 at the reporting unit level using a combination of a discounted cash flow analysis and market multiples based upon historical and projected financial information. The fair values of the automotive and advertising reporting units were estimated using the discounted cash flow approach. The estimated fair value of our mobile navigation reporting unit was determined using a combined discounted cash flow and market multiple approach with equal weighting given to the two approaches. The market multiple approach utilized revenue multiples from guideline public companies operating in similar industries. The revenue multiples were applied to the projected financial information of the mobile navigation reporting unit to determine its fair value. We applied our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2016, the estimated fair value of each of our reporting units exceeded its carrying value.
Other accrued expenses
Other accrued expenses consist of the following (in thousands):

	June 30,
	2016	2015
Customer overpayments and related reserves	$4,407	$4,993
Other accrued liabilities	7,228	5,925
Other accrued expenses	$11,635	$10,918
The overpayment from customers and related reserves will either be refunded or be applied to future amounts owed to us.
6. Commitments and contingencies
Operating leases
On October 16, 2015, we entered into a lease termination agreement with our landlord for the termination of our office lease dated June 28, 2011 for our corporate facilities on De Guigne Drive in Sunnyvale, California. The lease termination (a) became effective on March 31, 2016 with respect to 920 De Guigne Drive and 950 De Guigne Drive; and (b) became effective on June 30, 2016 with respect to 930 De Guigne Drive. On the same day, we also entered into a lease termination agreement with our sublease tenant for the termination of our sublease of 930 De Guigne Drive. The sublease termination became effective on June 30, 2016.
In connection with these lease termination agreements, we recorded the following amounts during fiscal 2016: i) the reversal of a $1.5 million restructuring accrual related to 920 De Guigne Drive, as this amount represents the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable; ii) the reversal of a $0.5 million loss accrual related to 930 De Guigne Drive, as this amount represents our loss from subleasing the building from July 2016 through November 2019 that we will no longer incur, partly offset by an accrual of $0.4 million related to the early lease termination fee payable to our sublease tenant; and iii) the reversal of $1.2 million of deferred rent related to 950 De Guigne Drive, as this amount represents our deferred rent liability that is no longer required. We reversed the excess deferred rent as a credit to rent expense.

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
Our primary facilities located in Santa Clara and Culver City, California, Shanghai and Xi’an, China, and Cluj, Romania, as well as certain other facilities in various locations in the United States, Germany and Japan, are leased under noncancelable operating lease arrangements. As of June 30, 2016, future minimum operating lease payments, net of sublease income, by fiscal year were as follows (in thousands):

Fiscal Year:
2017	$4,190
2018	4,013
2019	3,590
2020	2,117
2021	1,792
Total minimum lease payments	$15,702
Rent expense was $2.7 million, $3.8 million and $4.1 million for fiscal 2016, 2015 and 2014, respectively. Facility exit costs included in restructuring in fiscal 2016, 2015 and 2014 were $135,000, $1.2 million and $2.0 million, respectively.
Purchase obligations
As of June 30, 2016, in addition to our lease obligations, we had an aggregate of $4.3 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next two fiscal years. The aggregate of $4.3 million of future minimum commitments is comprised of $2.2 million due in fiscal 2017, $780,000 due in fiscal 2018, $372,000 due in fiscal 2019, $207,000 due in fiscal 2020, $207,000 due in fiscal 2021 and $516,000 due thereafter. The above commitment amounts exclude amounts already recorded on the consolidated balance sheet.
Joint venture investment commitment
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of auto entertainment systems. We agreed to invest RMB 9.95 million (approximately $1.5 million as of June 30, 2016) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $0.8 million as of June 30, 2016) license fee.
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case was sent back to the U.S. District Court for the District of Delaware and trial is currently scheduled for February 2017. During fiscal 2016, we accrued $850,000 related to this litigation. We believe that it is probable that we will incur a loss; however, beyond the amount accrued we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S, District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
In 2008, Alltel, AT&T, Sprint Corporation, or Sprint, and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. In March 2011, EMSAT and AT&T settled their claims. The PTO reexamined two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. All patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product were cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. On March 20, 2015, the Court dismissed and closed the Alltel case and on April 10, 2015 the Court dismissed and closed the Sprint case. We have not yet determined the extent of our indemnification obligations to AT&T. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this matter. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.
In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC, or Tendler, in the U.S. District Court for the Eastern District of Texas. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement and the amount of our contribution was not material; however, there continues to be a disagreement as to whether any additional amounts are owed to AT&T for legal fees and expenses related to the defense of the matter. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this matter. Accordingly, we are unable at this time to estimate the effects on our financial condition, results of operations, or cash flows.

On April 6, 2016, Venus Locations LLC, or Venus, filed patent infringement lawsuits against AT&T, Inc., T-Mobile and Sprint in the U.S. District Court for the Eastern District of Texas, alleging infringement of U.S. Patent Number 6,442,485 by AT&T Navigator, Telenav Navigator, and Sprint Navigator, respectively. AT&T, Inc., T-Mobile, and Sprint each demanded that we defend and indemnify them against the claims brought by Venus. On May 26, 2016, Venus filed Unopposed Motions for Dismissal in the cases against AT&T, Inc., T-Mobile, and Sprint. On May 27, 2016, the court closed each of those cases.
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

8. Stockholders’ equity
Undesignated preferred stock
We are authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. The undesignated preferred stock may be issued from time to time at the discretion of our board of directors. As of June 30, 2016 and 2015, no shares of undesignated preferred stock were issued or outstanding.
Common stock
We are authorized to issue 600,000,000 shares of $0.001 par value stock. The holders of each share of common stock have the right to one vote.
Stock repurchase program
On March 18, 2013 and August 28, 2014, our board of directors authorized repurchase programs for the repurchase of up to $10.0 million and $10.0 million, respectively, of our shares of common stock through open market purchases.
Under the March 18, 2013 program, which we completed in the quarter ended March 31, 2014, we utilized $10.0 million of cash to repurchase 1,674,584 shares of our common stock at an average purchase price of $5.97 per share. Under the August 28, 2014 program, which expired in September 2015, we utilized $4.4 million of cash to repurchase 573,257 shares of our common stock at an average purchase price of $7.59 per share.
The repurchased shares are retired and designated as authorized but unissued shares. The timing and amount of repurchase transactions under our stock repurchase programs depends on market conditions and other considerations. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during fiscal 2016, we reduced common stock and APIC by an aggregate of $249,000 and charged $321,000 to retained earnings. As a result of our stock repurchases during fiscal 2015, we reduced common stock and APIC by an aggregate of $1.6 million and charged $2.2 million to retained earnings. As a result of our stock repurchases during fiscal 2014, we reduced common stock and APIC by an aggregate of $4.1 million and charged $3.8 million to retained earnings.
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

A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of June 30, 2015	4,781	$5.40
Granted	2,363	6.62
Exercised	(1,299)	1.19
Canceled	(475)	7.10
Options outstanding as of June 30, 2016	5,370	$6.80	6.57	$295
As of June 30, 2016:
Options vested and expected to vest	4,929	$6.81	6.38	$290
Options exercisable	2,907	$6.90	5.13	$257
During fiscal 2016, 2015 and 2014, the total cash received from the exercise of stock options was $1.5 million, $4.4 million and $896,000, respectively, and the total intrinsic value of stock options exercised was $6.1 million, $2.4 million and $467,000, respectively.
A summary of our RSU activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted average remaining contractual life (years)	Aggregate intrinsic value
RSUs outstanding as of June 30, 2015	4,290
Granted	1,617
Vested	(1,478)
Canceled	(1,127)
RSUs outstanding as of June 30, 2016	3,302	1.32	$16,838
As of June 30, 2016:
RSUs expected to vest	2,798	1.21	$14,272

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
As of June 30, 2016, we had granted 106,000 RSUs under the 2015 Program, no RSUs had been earned and 36,000 RSUs had been canceled. At June 30, 2016, based upon our closing stock price the total unrecognized stock-based compensation expense related to the 70,000 RSUs issued and outstanding in connection with the 2015 program was $357,000.

A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2015	1,947
Additional shares authorized pursuant to annual increase provisions of 2009 Equity Incentive Plan	1,621
Granted	(3,980)
RSUs withheld for taxes in net share settlements	531
Canceled	1,600
Shares available for grant as of June 30, 2016	1,719

The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Cost of revenue	$143	$98	$100
Research and development	6,062	5,275	4,489
Selling and marketing	2,844	2,943	3,306
General and administrative	2,317	3,112	3,640
Total stock-based compensation expense	$11,366	$11,428	$11,535
The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Stock option awards	$1,893	$2,071	$3,930
RSU awards	9,473	8,851	5,781
Restricted common stock	—	506	1,824
Total stock-based compensation expense	$11,366	$11,428	$11,535
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

	Fiscal Year Ended June 30,
	2016	2015	2014
Expected volatility	47%	54%	62%
Expected term (in years)	4.53	4.38	4.45
Risk-free interest rate	1.35%	1.60%	1.44%
Dividend yield	—	—	—

Expected volatility. The expected volatility used is based on the historical volatility of our common stock. In evaluating similarity, we considered factors such as industry, stage of a company’s life cycle, revenue and market capitalization.
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
We recognize the estimated stock-based compensation expense of RSUs and restricted common stock, net of estimated forfeitures, over the vesting term. The estimated stock-based compensation cost is based on the fair value of our common stock on the date of grant.
At June 30, 2016, the total unrecognized stock-based compensation expense related to employee options was $4.5 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.97 years. The total fair value of stock options that vested during fiscal 2016, 2015 and 2014 was $2.0 million, $1.8 million and $4.1 million, respectively. At June 30, 2016, the total unrecognized stock-based compensation expense related to RSUs was $13.2 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.26 years. The total fair value of RSUs that vested during fiscal 2016, 2015 and 2014 was $9.2 million, $8.2 million and $4.1 million, respectively.
Shares reserved for future issuance
Common stock reserved for future issuance as of June 30, 2016 was as follows (in thousands):

Stock options outstanding	5,370
RSUs outstanding	3,302
Available for future grants	1,719
Total common shares reserved for future issuance	10,391

9.	Income taxes
The domestic and foreign components of loss before provision (benefit) for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
United States	$(36,142)	$(37,583)	$(34,549)
Foreign	1,332	1,514	1,010
Loss before provision (benefit) for income taxes	$(34,810)	$(36,069)	$(33,539)

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Current income taxes:
Federal	$70	$(10,214)	$(7,506)
State	5	(3,674)	(397)
Foreign	261	219	555
Total current income taxes	336	(13,669)	(7,348)
Deferred income taxes:
Federal	—	1,334	3,205
State	—	—	128
Foreign	175	(671)	—
Total deferred income taxes	175	663	3,333
Total provision (benefit) for income taxes	$511	$(13,006)	$(4,015)

The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Tax at federal statutory tax rate	$(12,184)	$(12,624)	$(11,738)
State taxes—net of federal benefit	8	(893)	(269)
Non-deductible expenses	129	68	495
Research and development credits	—	(2,678)	(983)
Section 199 deduction	—	(907)	425
Foreign income taxed at different rates	(2)	(276)	(119)
Stock-based compensation expense	562	1,011	1,368
Tax exempt income	(302)	(844)	(265)
Change in valuation allowance - federal	12,270	6,138	6,959
Change in tax accounting method	—	(1,121)	—
FIN 48	52	(827)	—
Other	(22)	(53)	112
Total provision (benefit) for income taxes	$511	$(13,006)	$(4,015)
Our provision (benefit) for income taxes was $0.5 million in fiscal 2016 compared to $(13.0) million in fiscal 2015. Our effective tax rate, which resulted in the recognition of a tax expense, was 1% in fiscal 2016 compared to an effective tax rate, which resulted in the recognition of a tax benefit, of 36% in fiscal 2015. Our effective tax rate in fiscal 2016 was attributable primarily to income taxes in certain foreign jurisdictions where we have profit. Our effective tax rate in fiscal 2015 was attributable primarily to tax benefits recorded from the anticipated federal income tax refund of $5.4 million (of which $4.1 million was recognized in fiscal 2015 and $1.3 million was recognized in fiscal 2014; a total of $4.8 million of this expected refund had been received by us as of June 30, 2016); the recognition of a state income tax refund of $3.0 million and a refund of $1.1 million from a change in tax accounting method, both related to prior years and received in fiscal 2015; and the reversal of tax reserves of $4.2 million due to loss carryback, expiration of the statute of limitations, and settlement of our California audit. Our effective tax rate in fiscal 2016 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two year carryback period. Our benefit for income taxes was $(4.0) million in fiscal 2014. Our effective tax rate of 12% in fiscal 2014 was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to the increase in the valuation allowance which resulted in additional federal tax expense of $7.0 million.
Due to the limitations of the two year loss carryback for federal tax purposes, we do not anticipate any refunds for losses incurred in fiscal 2017 or thereafter.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	June 30,
	2016	2015
Deferred tax assets:
Federal, state and foreign net operating losses	$16,482	$5,003
Federal and state tax credits	6,696	5,530
Stock-based compensation	4,747	4,570
Accrued expenses and reserves	5,465	5,331
Capitalized expense	252	333
Unrealized losses on investments	727	306
Acquired intangible assets	596	233
Total deferred tax assets:	34,965	21,306
Deferred tax liabilities:
Property and equipment	(468)	(1,321)
Capitalized software	(3,734)	(1,150)
Unrealized gains on investments	(353)	(393)
Total deferred tax liabilities:	(4,555)	(2,864)
Deferred tax assets, net of liabilities:	30,410	18,442
Valuation allowance - worldwide	(29,820)	(17,672)
Net deferred tax assets:	$590	$770

All available evidence, both positive and negative, was considered to determine whether, based upon the weight of the evidence, a valuation allowance for deferred tax assets is needed. In fiscal 2015, we released the valuation allowance of $769,000 on deferred tax assets, net of liabilities, in Germany due to cumulative net income, expectation of continued profits, and continued growth and sustainability of the European business.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings and losses, the timing of which is uncertain. Due to losses in previous years, and expected losses in fiscal 2017 and potentially future years in the U.S., we maintained a full valuation allowance on deferred tax assets in the U.S. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets in China, Brazil and the United Kingdom. Our valuation allowance increased from the prior year by approximately $12.1 million, $4.7 million, and $10.1 million in fiscal 2016, 2015 and 2014, respectively.
We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. liability may be reduced by any foreign income taxes paid on these earnings. As of June 30, 2016, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $5.1 million. The net unrecognized deferred tax liability for these earnings was zero since we have significant net operating losses which are available to offset the repatriation income.
As of June 30, 2016, we had federal and California net operating loss carryforwards for income tax purposes of $41.9 million and $7.8 million, respectively. These loss carryforwards will begin to expire in fiscal 2020 for federal purposes and fiscal 2017 for California purposes. In addition, we had federal and California research and development tax credit carryforwards of $3.8 million and $6.6 million, respectively, as of June 30, 2016. The federal research credits will begin to expire in fiscal 2023 and the California research credits can be carried forward indefinitely. The loss carryforwards and certain credits are subject to annual limitation under Internal Revenue Code Section 382.

As of June 30, 2016, we also had foreign net operating loss carryforwards of $6.4 million, which begin to expire in fiscal 2019. Due to uncertainty regarding our ability to utilize the foreign net operating loss carryforwards in certain jurisdictions, we have placed a valuation allowance of $660,000 on these deferred tax assets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Unrecognized tax benefit—beginning of period	$6,114	$6,931	$6,340
Increase in tax positions taken during the current period	513	562	623
Increase in tax positions taken during the prior period	74	170	555
Decrease in tax positions taken during the prior period	—	—	(261)
Decrease in tax positions due to settlements	—	(600)	—
Lapse of statute of limitations	(39)	(949)	(326)
Unrecognized tax benefit—end of period	$6,662	$6,114	$6,931
At June 30, 2016, 2015 and 2014, there were $1.6 million, $1.7 million and $5.5 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
We file income tax returns in the U.S. with the Internal Revenue Service, or IRS, California, various states, and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2012 through fiscal 2015 in the U.S., for fiscal 2010 through fiscal 2015 in state jurisdictions, and for fiscal 2011 through 2014 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. We are currently under audit by the IRS for fiscal 2012 through fiscal 2014 and the statute of limitations has been extended for fiscal 2012 to allow the IRS additional time to complete its audit. As of June 30, 2016, we were under audit by the state of New York for fiscal 2010 through fiscal 2012 and the statute of limitations has been extended for fiscal 2010 through fiscal 2012 to allow New York additional time to complete its audit. See Note 15 Subsequent events.
We believe it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2016 could decrease (whether by payment, release, or a combination of both) by approximately $4.0 million in the next 12 months. We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. During fiscal 2016, 2015 and 2014, we recognized approximately $91,000, $134,000 and $278,000 in interest and penalties. We had accrued $570,000 and $493,000 for the payment of interest and penalties at June 30, 2016 and 2015, respectively.
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 became effective, which made several tax extender provisions permanent as well as extending others. Most notable was the permanent extension of the research and development credit which has been temporary since its enactment in 1981. Due to the inability to utilize the research and development credits, we currently do not expect this legislation to have a material impact on our financial statements.
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
The total fair value of acquisition consideration of $23.8 million was comprised of $19.2 million in cash and 731,623 shares of our common stock valued at $4.6 million. The 731,623 shares of our common stock were held in escrow and were released at the rate of 50% per year on each anniversary date of closing. These shares were released from escrow solely with the passage of time and do not contain a service or performance requirement. In addition to the total purchase consideration, we issued 634,920 inducement RSUs to the founders of skobbler. The fair value of the 634,920 RSUs issued in connection with the acquisition was $4.0 million, which was accounted for as post-combination stock-based compensation and was amortized over a weighted average period of 2.0 years.
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
We determined the fair value of developed technology and customer relationships to be $7.1 million and $400,000, respectively. The fair value of the developed technology and customer relationships is being amortized using the straight-line method over the estimated life of 7.0 years and 18 months, respectively. Developed technology and customer relationships are included in goodwill and intangible assets, net of amortization on the consolidated balance sheets.
Goodwill of $16.9 million was recorded as the excess of the fair value of the acquisition consideration over the fair value of the net assets acquired. This asset is attributed to buyer-specific value resulting from synergies that are not included in the fair value of assets. No goodwill was deemed to be deductible for income tax purposes.
Included in the acquisition consideration is $3.7 million in cash that was paid by us and deposited in a third party escrow account to satisfy potential indemnification claims. The full amount was released from escrow in April 2015.
For fiscal 2014, we recognized $1.1 million in acquisition related costs that were included in general and administrative expenses. The amounts of revenue and income from skobbler for fiscal 2014 were not material.
11. Restructuring
In the fourth quarter of fiscal 2014, in order to further align our resources and consolidate facilities, we initiated a restructuring plan consisting of the elimination of 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. Earlier in fiscal 2014, we commenced our consolidation of our Sunnyvale, California headquarters facilities from two buildings into one, and during the fourth quarter we closed our Boston, Massachusetts office. As a result, we recorded restructuring charges of $2.0 million related to the impairment of the facility leases. Restructuring expenses of $1.2 million incurred in fiscal 2015 were associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities in fiscal 2014. During fiscal 2016, in connection with our office lease termination agreement described further in Note 6 Commitments and contingencies, we reversed $1.5 million previously charged to our restructuring accrual as facility exit costs. As of June 30, 2016, our remaining restructuring liabilities are primarily associated with facility exit costs.

The activity related to the restructuring liabilities established during fiscal 2015 and 2016 is presented in the following table (in thousands):

	Severance and Benefits	Facility Exit Costs and Asset Impairment	Total
Balance at June 30, 2014	$2,126	$2,743	$4,869
Restructuring expenses	—	1,150	1,150
Cash payments	(2,123)	(1,640)	(3,763)
Other	(3)	391	388
Balance at June 30, 2015	$—	$2,644	$2,644
Restructuring expenses	146	(11)	135
Cash payments	(139)	(1,145)	(1,284)
Other	—	(1,468)	(1,468)
Balance at June 30, 2016	$7	$20	$27
Of the $2.6 million in total restructuring liabilities as of June 30, 2015, $1.2 million was recorded in other accrued expenses and $1.4 million was recorded in other long-term liabilities on our consolidated balance sheet.

12. Industry segment and geographic information
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
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
Prior to July 1, 2014, we operated in a single segment: location-based platform services. We have conformed our single segment results for fiscal 2014 to the current period presentation for comparative purposes.

Our segment results were as follows (dollars in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Revenue
Automotive	$135,372	$103,100	$75,153
Advertising	21,744	17,941	11,699
Mobile Navigation	26,230	39,198	63,461
Total revenue	183,346	160,239	150,313
Cost of revenue
Automotive	81,293	56,319	37,135
Advertising	12,296	11,710	7,012
Mobile Navigation	7,208	10,755	16,694
Total cost of revenue	100,797	78,784	60,841
Gross profit
Automotive	54,079	46,781	38,018
Advertising	9,448	6,231	4,687
Mobile Navigation	19,022	28,443	46,767
Total gross profit	$82,549	$81,455	$89,472
Gross margin
Automotive	40%	45%	51%
Advertising	43%	35%	40%
Mobile Navigation	73%	73%	74%
Total gross margin	45%	51%	60%
Revenue by geographic region is based on the billing address of our customers. The following table sets forth revenue and property and equipment by geographic region (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Revenue
United States	$178,323	$153,371	$141,135
International	5,023	6,868	9,178
Total revenue	$183,346	$160,239	$150,313

		June 30,
Property and equipment, net		2016	2015
United States		$4,400	$6,319
International		847	807
Total property and equipment, net		$5,247	$7,126

13. Employee savings and retirement plan
We sponsor a defined contribution plan under Internal Revenue Code Section 401(k), or the 401(k) Plan. Most of our U.S. employees are eligible to participate following the start of their employment. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. We pay the direct expenses of the 401(k) Plan and beginning in July 2006, we began to match employee contributions up to 4% of an employee’s salary. Contributions made by us are subject to certain vesting provisions. We made matching contributions and recorded expense of $1.4 million, $1.3 million and $1.6 million for fiscal 2016, 2015 and 2014, respectively.

14. Quarterly financial data (unaudited)
Summarized quarterly financial information for fiscal 2016 and 2015 is as follows (in thousands, except per share data):

	Three Months Ended
Consolidated statements of operations data (in thousands)	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016
	(unaudited)
Revenue	$34,987	$39,780	$42,286	$43,186	$44,061	$45,253	$46,278	$47,754
Gross profit	19,027	20,247	21,447	20,734	20,674	20,721	20,172	20,982
Net loss	$(7,937)	$(2,723)	$(4,767)	$(7,636)	$(10,846)	$(6,639)	$(9,838)	$(7,998)
Net loss per share:
Basic and diluted	$(0.20)	$(0.07)	$(0.12)	$(0.19)	$(0.27)	$(0.16)	$(0.23)	$(0.19)

15. Subsequent event
In July 2016, the state of New York completed its audit of our income taxes for fiscal 2010 through fiscal 2012. We paid $442,000 to settle the audit and expect to record a tax benefit of approximately $1.0 million in July 2016 to reverse the related tax reserves.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Beginning Balance	Chargeback Additions	Chargeback Reductions	Ending Balance
Trade Receivable Allowances:
Year Ended June 30, 2014	$241	$1,812	$(1,847)	$206
Year Ended June 30, 2015	$206	$1,079	$(1,074)	$211
Year Ended June 30, 2016	$211	$756	$(856)	$111

	Beginning Balance	Additions	Reductions	Ending Balance
Valuation Allowance for Deferred Tax Assets:
Year Ended June 30, 2014	$2,913	$10,059	$(3)	$12,969
Year Ended June 30, 2015	$12,969	$6,356	$(1,653)	$17,672
Year Ended June 30, 2016	$17,672	$12,271	$(123)	$29,820

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2009
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.4	10/30/2009
10.4.1#	2009 Equity Incentive Plan, as amended.	8-K	10.4.1	12/3/2012
10.4.2#	2009 Equity Incentive Plan, amended and restated as of January 26, 2016.	Filed herewith
10.6#	Employment Agreement, dated as of April 7, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6	10/30/2009
10.6.1#	Amended and Restated Employment Agreement, dated as of October 28, 2009, between TeleNav, Inc. and Loren Hillberg.	S-1	10.6.1	10/30/2009
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3†	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15.4†	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5†	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012
10.15.6†	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.23†	Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.23	11/8/2013
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014
10.16.25†	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26†	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27†	Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-K	10.16.27	8/22/2014
10.16.28†	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	10-K	10.16.28	8/22/2014
10.16.29†	Amended and Restated Territory License No. 8, dated August 18, 2014, by and between Telenav, Inc., HERE North America, LLC (f/k/a NAVTEQ North America, LLC), and Here Europe B.V. (f/k/a NAVTEQ Europe B.V.)	10-Q	10.16.29	11/6/2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.30†	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	10-Q	10.16.30	2/5/2015
10.16.31†	Territory License No. 11, dated April 3, 2015 by and between HERE North America, LLC, HERE Europe B.V., and Telenav, Inc.	10-K	10.16.31	8/24/2015
10.16.32†	First Amendment to Amended and Restated Territory License No. 8, dated November 4, 2015 by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.32	2/9/2016
10.16.33†	First Amendment to General License Agreement, dated November 12, 2015 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.33	2/9/2016
10.16.34†	Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.34	5/9/2016
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23.1	2/6/2014
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26†	SYNC Generation 2 On-Board Navigation Agreement, dated October 12, 2009, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1†	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2†	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3†	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4†	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012
10.26.5†	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6†	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7†	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012
10.26.8†	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.9†	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11†	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.11	8/30/2013
10.26.12†	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.12	8/30/2013
10.26.13†	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.13	8/30/2013
10.26.14†	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.14	11/8/2013
10.26.15†	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.15	2/6/2014
10.26.16†	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014
10.26.17†	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.17	5/7/2015
10.26.18†	Amendment No. 18 effective June 17, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.18	11/9/2015
10.28#	Summary of Nonemployee Director Compensation.	8-K	10.28	12/3/2012
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.	10-Q	10.32	2/5/2015
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	10-Q	10.33	2/5/2015
10.35#	Amended and Restated Employment Agreement, dated September 30, 2015, by and between Telenav, Inc. and Rohan Chandran.	10-Q	10.35	11/9/2015
10.35.1#	Severance Agreement and General Release, dated March 18, 2016, by and between Telenav, Inc. and Rohan Chandran.	Filed herewith
10.36	Sublease, dated as of November 11, 2015, between Avaya Inc. and Telenav, Inc.	10-Q	10.36	2/9/2016
10.37	Landlord Consent to Sublease, dated as of December 18, 2015, by and among The Prudential Insurance Company of America, Avaya Inc., and Telenav, Inc.	10-Q	10.37	2/9/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.38	Lease Termination Agreement dated October 16, 2015, by and between St. Paul Fire and Marine Insurance Company and Telenav, Inc.	8-K	10.1	10/22/2015
10.39	Shanghai Real Estate Lease Agreement, dated as of March 4, 2016, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	Filed herewith
10.40	Letter Agreement, dated as of September 23, 2015, among Telenav, Inc., Nokomis Capital, L.L.C. and certain other parties.	8-K	10.1	9/25/2015
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP.	Filed herewith
23.2	Consent of Independent Registered Public Accounting Firm -Ernst & Young LLP.	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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

