Form 10-Q
period 2016-09-30
Telenav, Inc.
filed 2016-11-07
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended September 30, 2016

or

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
As of September 30, 2016, there were approximately 43,139,415 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2016	June 30, 2016*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,535	$21,349
Short-term investments	85,816	88,277
Accounts receivable, net of allowances of $80 and $111 at September 30, 2016 and June 30, 2016, respectively	42,712	42,216
Restricted cash	4,980	5,109
Income taxes receivable	686	687
Deferred costs	2,354	1,784
Prepaid expenses and other current assets	4,473	4,448
Total current assets	157,556	163,870
Property and equipment, net	5,141	5,247
Deferred income taxes, non-current	642	661
Goodwill and intangible assets, net	35,734	35,993
Deferred costs, non-current	12,579	10,292
Other assets	1,919	2,184
Total assets	$213,571	$218,247
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,542	$4,992
Accrued compensation	6,449	9,308
Accrued royalties	14,777	15,331
Other accrued expenses	10,087	11,635
Deferred revenue	4,994	4,334
Income taxes payable	180	88
Total current liabilities	46,029	45,688
Deferred rent, non-current	1,272	1,124
Deferred revenue, non-current	23,417	19,035
Other long-term liabilities	1,273	2,715
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 43,139 and 42,708 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	43	43
Additional paid-in capital	151,083	149,775
Accumulated other comprehensive loss	(1,845)	(1,767)
Retained earnings (deficit)	(7,701)	1,634
Total stockholders’ equity	141,580	149,685
Total liabilities and stockholders’ equity	$213,571	$218,247
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2016.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2016	2015
Revenue:
Product	$29,423	$31,109
Services	12,804	12,952
Total revenue	42,227	44,061
Cost of revenue:
Product	17,761	18,083
Services	5,715	5,304
Total cost of revenue	23,476	23,387
Gross profit	18,751	20,674
Operating expenses:
Research and development	18,018	17,987
Sales and marketing	5,268	6,998
General and administrative	5,491	6,235
Total operating expenses	28,777	31,220
Loss from operations	(10,026)	(10,546)
Other income (expense), net	296	(187)
Loss before provision (benefit) for income taxes	(9,730)	(10,733)
Provision (benefit) for income taxes	(395)	113
Net loss	$(9,335)	$(10,846)

Net loss per share:
Basic and diluted	$(0.22)	$(0.27)
Weighted average shares used in computing net loss per share:
Basic and diluted	42,838	40,601

Stock-based compensation expense included above:
Cost of revenue	$29	$32
Research and development	1,490	1,458
Sales and marketing	494	840
General and administrative	528	757
Total stock-based compensation expense	$2,541	$3,087
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2016	2015

Net loss	$(9,335)	$(10,846)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	66	(184)
Available-for-sale securities:
Unrealized (gain) loss on available-for-sale securities, net of tax	(138)	6
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	(6)	2
Net increase (decrease) from available-for-sale securities, net of tax	(144)	8
Other comprehensive income (loss), net of tax	(78)	(176)
Comprehensive loss	$(9,413)	$(11,022)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2016	2015
Operating activities
Net loss	$(9,335)	$(10,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	637	1,069
Accretion of net premium on short-term investments	125	205
Stock-based compensation expense	2,541	3,087
Write-off of long-term investments	—	442
Bad debt expense	67	73
Changes in operating assets and liabilities:
Accounts receivable	(563)	(1,933)
Deferred income taxes	19	(247)
Restricted cash	129	99
Income taxes receivable	1	608
Deferred costs	(2,857)	(2,673)
Prepaid expenses and other current assets	(25)	100
Other assets	18	141
Accounts payable	4,533	(97)
Accrued compensation	(2,859)	(2,662)
Accrued royalties	(554)	3,401
Accrued expenses and other liabilities	(2,775)	(436)
Income taxes payable	92	27
Deferred rent	75	(68)
Deferred revenue	5,042	3,841
Net cash used in operating activities	(5,689)	(5,869)
Investing activities
Purchases of property and equipment	(394)	(242)
Purchases of short-term investments	(16,841)	(10,249)
Proceeds from sales and maturities of short-term investments	19,032	11,483
Proceeds from sales of long-term investments	246	—
Net cash provided by investing activities	2,043	992
Financing activities
Proceeds from exercise of stock options	23	204
Repurchase of common stock	—	(570)
Tax withholdings related to net share settlements of restricted stock units	(1,256)	(1,313)
Net cash used in financing activities	(1,233)	(1,679)
Effect of exchange rate changes on cash and cash equivalents	65	(184)
Net decrease in cash and cash equivalents	(4,814)	(6,740)
Cash and cash equivalents, at beginning of period	21,349	18,721
Cash and cash equivalents, at end of period	$16,535	$11,981
Supplemental disclosure of cash flow information
Income taxes paid (received), net	$910	$(549)
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of connected car and location-based platform services. Our automotive and mobile navigation platform allows us to deliver enhanced location-based services to auto manufacturers, developers, and end users through various distribution channels. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. We operate in three segments - automotive, advertising and mobile navigation. Our fiscal year ends on June 30 and in this report we refer to the fiscal year ended June 30, 2016 as “fiscal 2016” and the fiscal year ending June 30, 2017 as “fiscal 2017.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three months ended September 30, 2016 and 2015.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2016, included in our Annual Report on Form 10-K for fiscal 2016 filed with the U.S. Securities and Exchange Commission, or SEC, on August 22, 2016.
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K for fiscal 2016.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, the recoverability of accounts receivable and short-term investments, the determination of acquired intangibles and goodwill, the fair value of stock awards issued, the determination of income taxes and the recoverability of deferred tax assets. Actual results could differ from those estimates.
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company and affiliated entities, or Ford, comprised 68% and 69% of revenue for the three months ended September 30, 2016 and 2015, respectively. As of September 30, 2016 and June 30, 2016, receivables due from Ford were 61% and 64% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 8% and 11% of revenue for the three months ended September 30, 2016 and 2015, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Certain of our licensed map, points of interest, or POI, and traffic data have been provided principally by TomTom North America, Inc., or TomTom, HERE North America, LLC, or HERE, and Nav2 (Shanghai) Co., Ltd. in the three months ended September 30, 2016 and 2015. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of September 30, 2016 and June 30, 2016, we had restricted cash of $5.0 million and $5.1 million, respectively, on our consolidated balance sheets, comprised primarily of overpayments from a customer that are expected to be refunded.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, during the three months ended September 30, 2016, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2016	$(1,889)	$122	$(1,767)
Other comprehensive income (loss) before reclassifications, net of tax	66	(138)	(72)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(6)	(6)
Other comprehensive income (loss), net of tax	66	(144)	(78)
Balance, net of tax as of September 30, 2016	$(1,823)	$(22)	$(1,845)

The amounts reclassified from accumulated other comprehensive loss, net of tax, were determined using the specific identification method and the amounts were included in other income (expense), net, for the three months ended September 30, 2016 and 2015.

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the three months ended September 30, 2016 and 2015.
Long-term investments
As of September 30, 2016, the carrying value of our investments in privately held companies totaled $708,000. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. We regularly evaluate the carrying value of these cost method investments for impairment. We recorded impairment charges of zero and $442,000 for cost method investments during the three months ended September 30, 2016 and 2015, respectively.
Warranty
We warrant our automotive navigation products to be free from defects in materials, workmanship and design for periods ranging from three months to seven years. We accrue costs related to warranty claims when they are probable and reasonably estimable. Our warranty costs have historically not been material. From time to time, we may receive information from users about our products where it may be necessary for us to expend resources to investigate and remedy a potential warranty claim.
Recent accounting pronouncements
In October 2016, the Financial Accounting Standards Board, or FASB, issued new guidance which is intended to eliminate diversity in practice and provide a more accurate depiction of the tax consequences on intercompany asset transfers (excluding inventory). The new guidance removes the current prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new standards is effective for us in our first quarter of fiscal 2019 and requires a modified retrospective method of adoption. Early adoption is permitted, but only in the first quarter of an entity’s annual fiscal year. We are evaluating the effect that this new standard will have on our consolidated financial statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

In August 2016, the FASB issued new guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard is effective for us in our first quarter of fiscal 2019 and early adoption is permitted. We are evaluating the effect that this new standard will have on our consolidated financial statements.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2016, that are of significance or potential significance to us.

2.	Net income (loss) per share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury-stock method.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2016	2015
Net loss	$(9,335)	$(10,846)
Weighted average common shares used in computing net loss per share, basic and diluted	42,838	40,601
Net loss per share, basic and diluted	$(0.22)	$(0.27)

The following outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Stock options	6,316	5,472
Restricted stock units	3,218	4,750
Total	9,534	10,222

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three months ended September 30, 2016 and 2015.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$11,861	$—	$—	$11,861
Cash equivalents:
Money market mutual funds	4,174	—	—	4,174
U.S. agency securities	500	—	—	500
Total cash equivalents	4,674	—	—	4,674
Total cash and cash equivalents	16,535	—	—	16,535
Short-term investments:
U.S. agency securities	3,619	6	(6)	3,619
Asset-backed securities	9,722	17	(2)	9,737
Municipal securities	5,025	7	(1)	5,031
Commercial paper	3,243	—	—	3,243
Foreign government securities	751	—	—	751
Corporate bonds	63,342	123	(30)	63,435
Total short-term investments	85,702	153	(39)	85,816
Cash, cash equivalents and short-term investments	$102,237	$153	$(39)	$102,351

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$14,308	$—	$—	$14,308
Cash equivalents:
Money market mutual funds	5,641	—	—	5,641
U.S. agency securities	1,400	—	—	1,400
Total cash equivalents	7,041	—	—	7,041
Total cash and cash equivalents	21,349	—	—	21,349
Short-term investments:
U.S. treasury securities	1,699	3	—	1,702
U.S. agency securities	5,907	22	—	5,929
Asset-backed securities	10,160	17	(2)	10,175
Municipal securities	6,004	14	—	6,018
Commercial paper	3,494	1	—	3,495
Corporate bonds	60,754	217	(13)	60,958
Total short-term investments	88,018	274	(15)	88,277
Cash, cash equivalents and short-term investments	$109,367	$274	$(15)	$109,626

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$37,645	$37,652
Due between one and two years	27,917	28,004
Due between two and three years	20,140	20,160
Total	$85,702	$85,816

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Level 3 valuations are based on information that is unobservable and significant to the overall fair value measurement. All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at September 30, 2016 (in thousands):

	Fair Value Measurements at September 30, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market mutual funds	$4,174	$4,174	$—	$—
U.S. agency securities	500	—	500	—
Total cash equivalents	4,674	4,174	500	—
Short-term investments:
U.S. agency securities	3,619	—	3,619	—
Asset-backed securities	9,737	—	9,737	—
Municipal securities	5,031	—	5,031	—
Commercial paper	3,243	—	3,243	—
Foreign government securities	751	—	751	—
Corporate bonds	63,435	—	63,435	—
Total short-term investments	85,816	—	85,816	—
Cash equivalents and short-term investments	$90,490	$4,174	$86,316	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2016 (in thousands):

	Fair Value Measurements at June 30, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market mutual funds	$5,641	$5,641	$—	$—
U.S. agency securities	1,400	—	1,400	—
Total cash equivalents	7,041	5,641	1,400	—
Short-term investments:
U.S. treasury securities	1,702	1,702	—	—
U.S. agency securities	5,929	—	5,929	—
Asset-backed securities	10,175	—	10,175	—
Municipal securities	6,018	—	6,018	—
Commercial paper	3,495	—	3,495	—
Corporate bonds	60,958	—	60,958	—
Total short-term investments	88,277	1,702	86,575	—
Cash equivalents and short-term investments	$95,318	$7,343	$87,975	$—
Amortization of net premium on short-term investments totaled $125,000 and $205,000 in the three months ended September 30, 2016 and 2015, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the three months ended September 30, 2016 and 2015, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2016 or June 30, 2016.

5.	Commitments and contingencies
Operating lease and purchase obligations
As of September 30, 2016, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter
Operating lease obligations, net of sublease income	$14,595	$3,067	$4,024	$3,585	$2,127	$1,792	$—
Purchase obligations	3,525	1,386	805	382	217	217	518
Total contractual obligations	$18,120	$4,453	$4,829	$3,967	$2,344	$2,009	$518
Joint venture investment commitment
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive original equipment manufacturer, or OEM, supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of connected navigation systems for the China automotive aftermarket and local OEMs. We agreed to invest RMB 9.95 million (approximately $1.5 million as of September 30, 2016) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $750,000 as of September 30, 2016) license fee.
We have not made any capital contributions to the joint venture, and the joint venture has not been formed. In December 2015, we and Huazhong completed the TLA with a term of ten years. In addition, we and Huazhong negotiated a Technology Development Service Agreement, whereby we will provide the joint venture with specified technical services in exchange for a non-refundable technical services fee, subject to the completion of a statement of work by the parties. The TLA and the Technology Development Services Agreement will not be effective until the joint venture is formed and funded. We are currently in discussions with Huazhong as to the next steps for the joint venture.
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling the defendants filed motions for summary judgment of noninfringement. On April 10, 2013, the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case was sent back to the U.S. District Court for the District of

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Delaware. A joint trial with Verizon on the issue of the invalidity of the patent in suit is scheduled for mid-February 2017, which will be followed by a separate AT&T and Telenav trial on issues of infringement and damages. During fiscal 2016, we accrued $850,000 related to this litigation. We believe that it is probable that we will incur a loss; however, beyond the amount accrued we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
In 2008, Alltel Communications LLC, or Alltel, AT&T, Sprint Corporation, or Sprint, and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. In March 2011, EMSAT and AT&T settled their claims. The U.S. Patent and Trademark Office, or PTO, reexamined two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. All patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product were cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. On March 20, 2015, the Court dismissed and closed the Alltel case and on April 10, 2015 the Court dismissed and closed the Sprint case. We have not yet determined the extent of our indemnification obligations to AT&T. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.
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
Under our 2009 Equity Incentive Plan and 2011 Stock Option and Grant Plan, eligible employees, directors and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units through the receipt of such awards as authorized by our board of directors. In addition, we have granted restricted common stock in connection with certain acquisitions.
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2016	5,370	$6.80
Granted	1,085	$5.15
Exercised	(13)	$1.84
Canceled	(126)	$7.20
Options outstanding as of September 30, 2016	6,316	$6.52	6.91	$1,197
As of September 30, 2016:
Options vested and expected to vest	5,749	$6.56	6.69	$1,045
Options exercisable	3,026	$6.87	5.11	$410
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2016	3,302
Granted	728
Vested	(651)
Canceled	(161)
RSUs outstanding as of September 30, 2016	3,218	1.61	$18,436
As of September 30, 2016:
RSUs expected to vest	2,669	1.48	$15,291

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the three months ended September 30, 2016, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2016	1,719
Additional shares authorized	1,667
Granted	(1,813)
RSUs withheld for taxes in net share settlements	232
Canceled	287
Shares available for grant as of September 30, 2016	2,092
The following table summarizes the stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Stock option awards	$474	$410
RSU awards	2,067	2,677
Total stock-based compensation expense	$2,541	$3,087
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

	Three Months Ended
	September 30,
	2016	2015
Expected volatility	39%	52%
Expected term (in years)	4.15	4.46
Risk-free interest rate	1.14%	1.54%
Dividend yield	—	—

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
As of September 30, 2016, we had granted 106,000 RSUs under the 2015 Program, no RSUs had been earned, and 36,000 RSUs had been canceled.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

8.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision (benefit) for income taxes was $(395,000) in the three months ended September 30, 2016 compared to $113,000 in the three months ended September 30, 2015. In July 2016, the state of New York completed its audit of our income tax returns for fiscal 2010 through fiscal 2012. We paid $442,000 to settle the audit and recorded a tax benefit of $1.0 million in July 2016 to reverse the remaining related tax reserves. Our benefit from income taxes of $(395,000) for the three months ended September 30, 2016 was comprised primarily of the aforementioned $1.0 million reversal of tax reserves, partially offset by foreign withholding taxes on revenue generated in China. Our effective tax rate, which resulted in the recognition of a tax benefit, was 4% in the three months ended September 30, 2016 compared to an effective tax rate, which resulted in the recognition of a tax expense, of 1% in the three months ended September 30, 2015. Our effective tax rate of 4% and 1% for the three months ended September 30, 2016 and 2015, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two year carryback period.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of September 30, 2016 and June 30, 2016, our cumulative unrecognized tax benefits were $5.5 million and $6.7 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2016 and June 30, 2016 was $468,000 and $1.6 million, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued $295,000 and $570,000 for the payment of interest and penalties at September 30, 2016 and June 30, 2016, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2012 through fiscal 2016 in the U.S., for fiscal 2012 through fiscal 2016 in state jurisdictions, and for fiscal 2011 through fiscal 2016 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets. Our valuation allowance at June 30, 2016 was $29.8 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.

9.	Segments
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

We report results in three business segments:

Automotive - Our automotive segment provides our automotive and mobile navigation platform to vehicle manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. We provide both embedded, or on-board, and mobile phone-based wireless connectivity, or brought-in, navigation solutions. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. Our brought-in connected solutions enable a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation.

Advertising - Our advertising segment provides interactive mobile advertisements on behalf of our advertising clients to consumers based specifically on the location of the user and other sophisticated targeting capabilities. Our customers include advertising agencies, direct advertisers and channel partners.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Mobile Navigation - Our mobile navigation segment provides our mobile navigation platform to end users through mobile devices. We distribute our services through our wireless carrier partners, and directly to consumers through mobile application stores and marketplaces.

Our segment results for the three months ended September 30, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2016	2015
Revenue
Automotive	$30,267	$31,743
Advertising	6,545	4,851
Mobile Navigation	5,415	7,467
Total revenue	42,227	44,061
Cost of revenue
Automotive	18,545	18,521
Advertising	3,526	2,995
Mobile Navigation	1,405	1,871
Total cost of revenue	23,476	23,387
Gross profit
Automotive	11,722	13,222
Advertising	3,019	1,856
Mobile Navigation	4,010	5,596
Total gross profit	$18,751	$20,674
Gross margin
Automotive	39%	42%
Advertising	46%	38%
Mobile Navigation	74%	75%
Total gross margin	44%	47%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In this Form 10-Q, “we,” “us,” “our” and "Telenav" refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2016 as “fiscal 2016" and the fiscal year ending June 30, 2017 as "fiscal 2017.”
Overview

Telenav is a leading provider of connected car and location-based platform products and services using our automotive and mobile navigation platform and our advertising delivery platform. Our automotive and mobile navigation platform allows us to deliver enhanced location-based services to auto manufacturers, developers and end users through various distribution channels. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. We operate in three segments: automotive, advertising and mobile navigation.
For our automotive segment customers, we offer our automotive and mobile navigation platform products and services to vehicle manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. We believe our history as a supplier of cloud-based navigation services provides a unique advantage in the automotive navigation marketplace over our competitors.
Our primary automotive customer to date, Ford Motor Company and affiliated entities, or Ford, currently distributes our embedded, or on-board, product as a standard or optional feature with all of its models in the United States. Our automotive products are now included on models manufactured in North America, Europe and China, as well as distributed in models sold in South America, Australia and New Zealand. In addition, in July 2015, Ford Australia and New Zealand adopted a map update program for its SYNC® 2 generation of vehicles. Under this program, Ford owners with SYNC 2 or SYNC 3 in Australia and New Zealand are eligible to receive annual map updates at no additional cost through December 2023.
In January 2014, we entered into an agreement with General Motors Corporation, or GM, for integration of our on-board and connected navigation solutions in its vehicles, which we expect to launch in the second half of fiscal year 2017. Our relationship with GM also includes our mobile phone-based wireless connectivity, or brought-in, services for vehicles including GM's OnStar RemoteLink® and associated branded mobile applications powered by our location-based services platform, which includes mapping and one-box search. In November 2015, the localized version of GM's OnStar RemoteLink was launched in Europe for GM's Opel and Vauxhall brands. In the three months ended September 30, 2016, GM added new branding to the provisioning of this service which included MyBuick, MyCadillac, MyChevrolet and MyGMC, or MyBrand applications.
In July 2015, we and Toyota Motor Corporation, or Toyota, announced a partnership for brought-in navigation services where our Scout® GPS Link is available in Entune™ Audio Plus equipped model year 2016 and later Toyota vehicles in the United States, and in August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile application. On August 24, 2016, we and the Lexus division of Toyota announced that Lexus will begin offering Scout GPS Link in certain of its Lexus models equipped with Lexus Display Audio multimedia. In September 2016, Lexus began shipping vehicles enabled to connect with our Scout GPS Link.
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
We generate revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform. Ford pays us a royalty fee on SYNC 2 on-board solutions as the software is reproduced for installation in vehicles with our automotive navigation solutions and pays us a royalty fee on SYNC 3 on-board solutions as our software is installed in the vehicle. In addition, we earn a one-time royalty for each new vehicle owner who downloads the GM OnStar RemoteLink or associated application, whereby we provide enhanced search capabilities for contracted service periods. We also earn a one-time royalty for each new Toyota and Lexus vehicle sold and enabled to connect with our Scout GPS Link mobile application.
We generate revenue from advertising network services through the delivery of display advertising impressions based on the specific terms of the advertising contract.
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

Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures such as billings, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA and free cash flow are not measures calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do (in thousands, except percentages and per share amounts):

	Three Months Ended
	September 30,
	2016	2015
Revenue	$42,227	$44,061
Billings (Non-GAAP)	$47,269	$47,902

Increase in deferred revenue	$5,042	$3,841
Increase in deferred costs	$2,857	$2,673

Gross margin	44%	47%
Net loss	$(9,335)	$(10,846)
Diluted net loss per share	$(0.22)	$(0.27)

Adjusted EBITDA (Non-GAAP)	$(6,848)	$(6,390)
Free cash flow (Non-GAAP)	$(6,083)	$(6,111)

Billings measure revenue recognized plus the change in deferred revenue from the beginning to the end of the period. We consider billings to be a useful metric for management and investors because billings drive deferred revenue, which is an important indicator of the health and viability of our business. While we believe a disproportionately high degree of cost and value in the product or service has been incurred and provided at the time of billing to the customer, we are required under GAAP to defer revenue recognition over much longer periods, currently up to ten years. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue and may require additional services to be provided over contracted service periods. For example, billings related to certain connected solutions cannot be recognized as revenue in a given period due to requirements for ongoing provisioning of services such as hosting, monitoring and customer support. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures. When we use these measures, we compensate for these limitations by providing specific information regarding revenue and evaluating billings together with revenue calculated in accordance with GAAP. We have also provided a breakdown of the calculation of the change in deferred revenue by segment, which is added to revenue in calculating our non-GAAP metric of billings. In connection with our presentation of the change in deferred revenue, we have provided a similar presentation of the change in the related deferred costs. Such deferred costs primarily include costs associated with third party content and in connection with certain customized software solutions, the costs incurred to develop those solutions. As deferred revenue and deferred costs become larger components of our operating results, we believe these metrics are useful in evaluating cash flow.
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
Adjusted EBITDA measures our GAAP net loss excluding the impact of stock-based compensation expense, depreciation, amortization, other income (expense), provision (benefit) for income taxes, and other applicable items such as legal contingencies, restructuring accruals and reversals and deferred rent reversals due to lease termination, net of tax. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Stock-based compensation expense has been and will continue to be a significant recurring non-cash expense for us. Legal contingencies represent settlements and offers made to settle patent litigation cases in which we are defendants and royalty disputes. Deferred rent reversals represent the reversal of our deferred rent liability that is no longer required due to our Sunnyvale facility lease termination in fiscal 2016. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss. We consider Adjusted EBITDA to be a useful metric as a proxy for operating cash flow.
Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
Free cash flow is a non-GAAP financial measure we define as net cash provided by (used in) operating activities less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash (used) generated by our business after the purchases of property and equipment.
We determined that it would be meaningful to investors to develop a breakout of the operating results of our advertising business beyond the current GAAP segment reporting of revenue, cost of revenue and gross margin, and we are including such presentation in our non-GAAP reporting results.  This presentation reflects operating expenses that are directly attributable to the advertising business. We are unable to provide a similar breakout of operating results for the automotive and mobile navigation businesses beyond the current GAAP segment reporting of revenue, cost of revenue and gross margin because these segments share many of the same technologies and resources and as such, comprise operating expenses which are not fully attributable to one segment versus the other.   In addition, the reported non-GAAP operating results for the advertising business only include an allocation of certain shared corporate general and administrative costs that directly benefit the business, such as accounting and human resource services.
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

•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect the use of cash for net share settlements of RSUs;

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA, free cash flow or similarly titled measures differently, which reduces their usefulness as comparative measures.
Because of these and other limitations, you should consider billings, adjusted EBITDA and free cash flow alongside other GAAP-based financial performance measures, including various cash flow metrics, net loss and our other GAAP financial results.
The following tables present reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, net loss to adjusted EBITDA and net loss to free cash flow for each of the periods indicated (dollars in thousands):

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$30,267	$31,743	$6,545	$4,851	$5,415	$7,467	$42,227	$44,061
Adjustments: Change in deferred revenue	5,113	3,817	—	—	(71)	24	5,042	3,841
Billings (Non-GAAP)	$35,380	$35,560	$6,545	$4,851	$5,344	$7,491	$47,269	$47,902

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Deferred revenue, September 30	$27,266	$9,009	$—	$—	$1,145	$1,660	$28,411	$10,669
Deferred revenue, June 30	22,153	5,192	—	—	1,216	1,636	23,369	6,828
Increase (decrease) in deferred revenue	$5,113	$3,817	$—	$—	$(71)	$24	$5,042	$3,841

Deferred costs, September 30	$14,933	$5,814	$—	$—	$—	$—	$14,933	$5,814
Deferred costs, June 30	12,076	3,141	—	—	—	—	12,076	3,141
Increase in deferred costs	$2,857	$2,673	$—	$—	$—	$—	$2,857	$2,673

	Three Months Ended September 30,
	2016	2015
Net loss	$(9,335)	$(10,846)
Adjustments:
Stock-based compensation expense	2,541	3,087
Depreciation and amortization	637	1,069
Other income (expense), net	(296)	187
Provision (benefit) for income taxes	(395)	113
Adjusted EBITDA (Non-GAAP)	$(6,848)	$(6,390)

	Three Months Ended September 30,
	2016	2015
Net loss	$(9,335)	$(10,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in deferred revenue (1)	5,042	3,841
Increase in deferred costs (2)	(2,857)	(2,673)
Changes in other operating assets and liabilities	(1,909)	(1,067)
Other adjustments (3)	3,370	4,876
Net cash used in operating activities	(5,689)	(5,869)
Less: Purchases of property and equipment	(394)	(242)
Free cash flow (Non-GAAP)	$(6,083)	$(6,111)

(1) Consists of royalties, customized software development fees and subscription fees.
(2) Consists primarily of third party content costs and customized software development expenses.
(3) Consist primarily of depreciation and amortization, stock-based compensation expense and other non-cash items.

Telenav, Inc.
Unaudited Reconciliation of Non-GAAP Adjustments
(in thousands)

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Three Months Ended September 30, 2016
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$42,227		$6,545		$30,267	$5,415	$35,682
Cost of revenue	23,476		3,526		18,545	1,405	19,950
Gross profit	18,751		3,019		$11,722	$4,010	15,732
Operating expenses:
Research and development	18,018		1,173	(2)			16,845
Sales and marketing	5,268		2,470	(2)			2,798
General and administrative	5,491		463	(3)			5,028
Total operating expenses:	28,777		4,106				24,671
Loss from operations	(10,026)		(1,087)				(8,939)
Other income (expense), net	296		—	(4)			296
Loss before benefit from income taxes	(9,730)		(1,087)				(8,643)
Benefit from income taxes	(395)		—	(5)			(395)
Net loss	$(9,335)	$(9,335)	$(1,087)				$(8,248)

Adjustments:
Stock-based compensation expense		2,541	199				2,342
Depreciation and amortization expense		637	52				585
Other income (expense), net		(296)	—	(4)			(296)
Benefit from income taxes		(395)	—	(5)			(395)
Adjusted EBITDA		$(6,848)	$(836)				$(6,012)

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to allocate the operating expenses, other income (expense), net and provision (benefit) for income taxes to one segment versus the other.

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
(5) Benefit from income taxes relates primarily to the automotive and mobile navigation segments.

Telenav, Inc.
Unaudited Reconciliation of Non-GAAP Adjustments
(in thousands)

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Three Months Ended September 30, 2015
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$44,061		$4,851		$31,743	$7,467	$39,210
Cost of revenue	23,387		2,995		18,521	1,871	20,392
Gross profit	20,674		1,856		$13,222	$5,596	18,818
Operating expenses:
Research and development	17,987		1,479	(2)			16,508
Sales and marketing	6,998		3,830	(2)			3,168
General and administrative	6,235		541	(3)			5,694
Total operating expenses:	31,220		5,850				25,370
Loss from operations	(10,546)		(3,994)				(6,552)
Other income (expense), net	(187)		—	(4)			(187)
Loss before provision for income taxes	(10,733)		(3,994)				(6,739)
Provision for income taxes	113		—	(5)			113
Net loss	$(10,846)	$(10,846)	$(3,994)				$(6,852)

Adjustments:
Stock-based compensation expense		3,087	322				2,765
Depreciation and amortization expense		1,069	453				616
Other income (expense), net		187	—	(4)			187
Provision for income taxes		113	—	(5)			113
Adjusted EBITDA		$(6,390)	$(3,219)				$(3,171)

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to allocate the operating expenses, other income (expense), net and provision (benefit) for income taxes to one segment versus the other.

For purposes of calculating the Non-GAAP net loss attributable to the advertising segment :
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
(5) Provision for income taxes relates primarily to the automotive and mobile navigation segments.

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
We report revenue, cost of revenue and gross profit results in three business segments: automotive, advertising and mobile navigation. Our chief executive officer, or CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See " - Results of operations" and Note 9 to the condensed consolidated financial statements in this Form 10-Q for more information about our business segments.
Revenue from our automotive segment represented 72% of our revenue in each of the three months ended September 30, 2016 and 2015. Ford represented 68% and 69% of our revenue in the three months ended September 30, 2016 and 2015, respectively. Our contract with Ford expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal.
We provide both on-board and brought-in connected navigation solutions to Ford. Our on-board solution consists of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. Our brought-in connected solution enables a mobile device that is paired with the vehicle to activate in-vehicle text-based and voice-guided turn by turn navigation. We recognize revenue from our brought-in solutions monthly based on annual subscriptions, which are subject to a maximum annual fee with Ford. This revenue is classified as services revenue and represented less than 5% of overall automotive navigation solutions revenue.
Our product revenue is primarily derived from our automotive on-board solutions as the related customized software is delivered to, and accepted by our customers. In addition, we recognize royalties earned from our Ford SYNC 2 on-board solutions as the software is reproduced for installation in vehicles; however, we recognize revenue from Ford SYNC 3 as our software is installed in the vehicle by Ford. Accordingly, the timing of our revenue recognition has changed during Ford's global transition from SYNC 2 to SYNC 3. We believe this transition is substantially complete as of September 30, 2016, and we experienced a lower level of orders and revenue in the three months ended September 30, 2016 as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. As our solutions encompass greater value-added services, such as Ford’s Australia and New Zealand map update program, there is potential for changes in the timing of revenue recognition. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
We derive services revenue from our brought-in automotive navigation solutions and other automotive solutions, such as map update programs. Billings for these services are recorded as deferred revenue and amortized to revenue over the estimated service periods. In January 2015, GM launched the new version of its OnStar RemoteLink mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the OnStar RemoteLink or associated branded application. In July 2015, Ford Australia and New Zealand adopted a map update program as part of its SYNC 2 product distribution. Under this program, Ford owners in Australia and New Zealand with SYNC 2 or SYNC 3 will be eligible to receive annual map updates at no additional cost through December 2023. We earn an annual fee and a per unit fee for these updates. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile applications. On August 24, 2016, we and the Lexus division of Toyota announced that Lexus will begin offering Scout GPS Link in certain of its Lexus models. In September 2016, Lexus began shipping vehicles enabled to connect with our Scout GPS Link. We earn a one-time royalty for each new Toyota or Lexus sold and enabled with our Scout GPS Link.
Revenue from our Advertising segment, which includes the delivery of display, location-based ads, represented 15% and 11% of our revenue in the three months ended September 30, 2016 and 2015, respectively. Our advertising revenue is derived primarily from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. Our display revenue relates to the advertising business developed via our Thinknear acquisition that delivers targeted location-based impressions to end users of third party developer applications.

We also offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands). Revenue from our Mobile Navigation segment represented 13% and 17% of our revenue in the three months ended September 30, 2016 and 2015, respectively. Subscription fee revenue from our mobile navigation service has declined steadily from fiscal 2013 through the three months ended September 30, 2016, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and others, including Sprint Corporation, or Sprint, T-Mobile USA, or T-Mobile, and U.S. Cellular Corporation, or USCC. We anticipate that mobile navigation revenue will continue to decline.

AT&T represented 8% and 11% of our revenue in the three months ended September 30, 2016 and 2015, respectively. In March 2016, our agreement with AT&T was automatically renewed, under its existing terms through March 2017, and provides that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. We have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect the number of subscribers and related revenue to continue to decline substantially. In addition, as AT&T shifts the manner in which our applications are preloaded on AT&T devices to one where users are directed to an application store to load our applications on their own, the rate of decline in our revenue from AT&T may increase as those subscribers may then search for free alternatives.

We derive services revenue primarily from our wireless carrier customers for their end users' subscriptions to our mobile navigation services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our mobile navigation services as part of a bundle of mobile data or voice services than if an end user subscribes to our mobile navigation services on a standalone basis. We also offer our applications directly to end users through application stores such as the Apple, Inc., or Apple, App Store and the Google, Inc., or Google, Play marketplace. Finally, we provide free versions of our services which can generate revenue through subscriber upgrades to premium versions for a fee. We also derive services revenue from advertising network services through the delivery of display advertising impressions based on the specific terms of the advertising contract. In the future, we may have other revenue models.

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

In fiscal 2017, we expect automotive and advertising revenue to represent the growing components of our revenue but our expectations may not be realized. We anticipate that the lower gross margins generally experienced with automotive and advertising revenue will result in an overall lower gross margin in fiscal 2017. We expect that services revenue from wireless carrier customers will continue to decline substantially in fiscal 2017 due to the continued decline in the number of monthly recurring subscribers.

In the three months ended September 30, 2016 and 2015, we generated 90% and 97%, respectively, of our revenue in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries.

As we continue to increase our offering of various on-board and brought-in solutions for automotive customers, it is likely that the complexity of various accounting rules and required criteria may make revenue recognition more challenging in the years to come. Consequently, we believe that billings, a non-GAAP metric, in conjunction with revenue and deferred revenue will be important metrics to measure in assessing the growth and health of the business. See " - Key operating and financial performance metrics" for further discussion about billings.

Cost of revenue
We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board automotive navigation solutions and recognition of deferred development costs. Cost of services revenue consists primarily of the costs associated with third party content, third party exchange ad inventory, data center operations and outsourced hosting services, customer support, stock-based compensation and amortization of developed technology that we incur in providing our navigation and advertising network services.

We also capitalize and defer recognition of certain licensed map and POI content costs from third parties in a manner similar to deferred revenue for our on-board and brought-in automotive solutions, and we recognize these deferred costs over the requisite service period. As the deferred revenue and related deferred costs are recognized as the underlying services are provided, we will also incur ongoing costs of revenue for network operations, hosting and data center, and customer service support over time.
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
While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2017 and beyond, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing Open Street Map, or OSM, content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. While our product revenue is expected to increase for fiscal 2017 due to continued growth in automotive, much of this growth will be generated from increasing distribution of our automotive solution with Ford in North America, China and Europe. Consequently, we expect that our overall total cost of revenue will increase as a percentage of revenue as we increase the percentage of our revenue from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad costs, respectively, than our mobile navigation offerings provided through wireless carriers.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. We anticipate continued investment of resources, including the hiring of additional headcount in, or reallocation of employee personnel to automotive and advertising.
Research and development. Research and development expenses consist primarily of personnel costs for our development and product management employees and related costs of outside consultants and temporary staffing. We have focused our research and development efforts on improving the ease of use and functionality of our existing and developing products and services. In addition to our U.S. employee base, a significant number of our research and development employees are located in our development centers in China and Romania, as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB, and the Romanian Leu.

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
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses. We anticipate that legal expenses related to the Vehicle IP case will be substantial in fiscal 2017 as we prepare for and undertake a trial in February 2017. We believe these legal costs will have a material impact on general and administrative expenses during fiscal 2017. We may also be required to pay judgments, indemnification claims or other amounts, which we are unable to predict or estimate at this time.
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

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2016 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2016.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of operations
The following tables set forth our results of operations for the three months ended September 30, 2016 and 2015, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended
	September 30,
Consolidated Statements of Operations Data	2016	2015
	(in thousands)
Revenue:
Product	$29,423	$31,109
Services	12,804	12,952
Total revenue	42,227	44,061
Cost of revenue:
Product	17,761	18,083
Services	5,715	5,304
Total cost of revenue	23,476	23,387
Gross profit	18,751	20,674
Operating expenses:
Research and development	18,018	17,987
Sales and marketing	5,268	6,998
General and administrative	5,491	6,235
Total operating expenses	28,777	31,220
Loss from operations	(10,026)	(10,546)
Other income (expense), net	296	(187)
Loss before provision (benefit) for income taxes	(9,730)	(10,733)
Provision (benefit) for income taxes	(395)	113
Net loss	$(9,335)	$(10,846)

	(as a percentage of revenue)
Revenue:
Product	70%	71%
Services	30%	29%
Total revenue	100%	100%
Cost of revenue:
Product	42%	41%
Services	14%	12%
Total cost of revenue	56%	53%
Gross profit	44%	47%
Operating expenses:
Research and development	43%	41%
Sales and marketing	12%	16%
General and administrative	13%	14%
Total operating expenses	68%	71%
Loss from operations	(24)%	(24)%
Other income (expense), net	1%	(1)%
Loss before provision (benefit) for income taxes	(23)%	(25)%
Provision (benefit) for income taxes	(1)%	—%
Net loss	(22)%	(25)%

Comparison of the three months ended September 30, 2016 and 2015
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue decreased 5% to $29.4 million in the three months ended September 30, 2016 from $31.1 million in the three months ended September 30, 2015. The decrease in product revenue for the comparable three month period was due primarily to a decrease in royalty revenue from our Ford SYNC 2 on-board automotive solutions, as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. Services revenue decreased 1% to $12.8 million in the three months ended September 30, 2016 from $13.0 million in the three months ended September 30, 2015. Services revenue for the comparable three month period reflects lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services, partially offset by an increase in advertising revenue.
Our cost of product revenue decreased 2% to $17.8 million in the three months ended September 30, 2016 from $18.1 million in the three months ended September 30, 2015.  The decrease in the comparable period was due primarily to the decline in royalty revenue in connection with Ford's transition from SYNC 2 to SYNC 3. Our cost of services revenue increased 8% to $5.7 million in the three months ended September 30, 2016 from $5.3 million in the three months ended September 30, 2015. The increase in the comparable three month period was due primarily to an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered, partially offset by a decrease in cost of mobile navigation revenue associated with the decline in such revenue.
Our gross profit decreased to $18.8 million in the three months ended September 30, 2016 from $20.7 million in the three months ended September 30, 2015. Our gross margin decreased to 44% in the three months ended September 30, 2016 from 47% in the three months ended September 30, 2015. The decrease in gross margin for the comparable three month period was due primarily to the increased proportion of revenue contributed from our advertising services revenue, which generally has higher associated cost and resulting lower gross margin than our mobile navigation services provided through our wireless carrier customers. In addition, lower gross margin automotive revenue resulting from the absence of customized software development and map compilation revenue and a higher volume of low margin royalty revenue from SYNC 2 cards used for map updates contributed to the decrease in gross margin. We expect our overall gross margin to continue to decline as the percentage of our revenue from automotive navigation solutions and advertising network services increases. In addition, we expect that our gross margin will continue to be negatively impacted in the future by the amortization of developed technology acquired as part of our January 2014 acquisition of skobbler.
Revenue concentrations. In the three months ended September 30, 2016 and 2015, revenue from Ford represented 68% and 69% of our total revenue, respectively, and revenue from AT&T represented 8% and 11% of our total revenue, respectively.
We primarily sell our services in the United States. In the three months ended September 30, 2016 and 2015, revenue derived from U.S. sources represented 90% and 97% of our total revenue, respectively.

Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended September 30,
	2016	2015
Revenue
Automotive	$30,267	$31,743
Advertising	6,545	4,851
Mobile Navigation	5,415	7,467
Total revenue	42,227	44,061
Cost of revenue
Automotive	18,545	18,521
Advertising	3,526	2,995
Mobile Navigation	1,405	1,871
Total cost of revenue	23,476	23,387
Gross profit
Automotive	11,722	13,222
Advertising	3,019	1,856
Mobile Navigation	4,010	5,596
Total gross profit	$18,751	$20,674
Gross margin
Automotive	39%	42%
Advertising	46%	38%
Mobile Navigation	74%	75%
Total gross margin	44%	47%

Automotive. Automotive revenue decreased 5% to $30.3 million in the three months ended September 30, 2016 from $31.7 million in the three months ended September 30, 2015. The decrease in the comparable three month period was due primarily to a decrease in royalty revenue of $1.2 million resulting primarily from Ford's use of its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. Automotive revenue included customized software development and map compilation revenue of zero and $0.3 million in the three months ended September 30, 2016 and 2015, respectively. In addition, during the three months ended September 30, 2016, our automotive deferred revenue increased $5.1 million primarily related to royalties from GM's OnStar RemoteLink and associated MyBrand applications, the Ford Australia and New Zealand SYNC 2 map update program and Toyota's Entune Audio Plus product. We experienced a lag in revenue as Ford utilized its SYNC 2 inventory and transitioned to SYNC 3 in various geographies. For SYNC 3, we recognize revenue when our software is installed in the vehicle, as compared to SYNC 2 for which we recognize revenue as the software is reproduced for installation in vehicles. We believe the SYNC 3 transition is substantially complete as of September 30, 2016. Automotive revenue represented 72% of total revenue in each of the three months ended September 30, 2016 and 2015.
Cost of automotive revenue was $18.5 million in each of the three months ended September 30, 2016 and 2015.
Automotive gross profit decreased 11% to $11.7 million in the three months ended September 30, 2016 from $13.2 million in the three months ended September 30, 2015. Automotive gross margin decreased to 39% in the three months ended September 30, 2016 from 42% in the three months ended September 30, 2015. The decrease in gross margin was due primarily to the decrease in higher margin customized software development and map compilation revenue, as well as an increase in royalty revenue from SYNC 2 replacement SD cards for updating maps, which has a lower gross margin than our on-board and brought-in automotive solutions.
Advertising. Advertising revenue increased 35% to $6.5 million in the three months ended September 30, 2016 from $4.9 million in the three months ended September 30, 2015. The increase in the comparable three month period was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 15% and 11% of total revenue in the three months ended September 30, 2016 and 2015, respectively.
Cost of advertising revenue increased 18% to $3.5 million in the three months ended September 30, 2016 from $3.0 million in the three months ended September 30, 2015. The increase in the comparable three month period was due primarily to increased third party ad exchange inventory costs of $1.1 million, partially offset by a decrease in amortization of intangible assets of $0.4 million as our acquired intangibles became fully amortized during the three months ended December 31, 2015.
Advertising gross profit increased 63% to $3.0 million in the three months ended September 30, 2016 from $1.9 million in the three months ended September 30, 2015. Advertising gross margin increased to 46% in the three months ended September 30, 2016 from 38% in the three months ended September 30, 2015. The increase in gross margin in the comparable three month period was due primarily to the increased value of contracted insertion orders, combined with the completion of amortization of our intangible assets.
Mobile Navigation. Mobile navigation revenue decreased 27% to $5.4 million in the three months ended September 30, 2016 from $7.5 million in the three months ended September 30, 2015. The decrease in the comparable three month period was primarily due to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, Sprint, T-Mobile and USCC and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 13% and 17% of total revenue in the three months ended September 30, 2016 and 2015, respectively.
Cost of mobile navigation revenue decreased 25% to $1.4 million in the three months ended September 30, 2016 from $1.9 million in the three months ended September 30, 2015. The decrease in the comparable three month period was due primarily to decreases in data center and hosted services costs of $0.2 million, third party content costs of $0.1 million and compensation and benefits of $0.1 million.
Mobile navigation gross profit decreased 28% to $4.0 million in the three months ended September 30, 2016 from $5.6 million in the three months ended September 30, 2015. Mobile navigation gross margin was comparable at 74% and 75% in the three months ended September 30, 2016 and 2015. The relatively consistent margins reflect the net impact of lower revenue levels, offset by the lower cost from our successful transition to utilizing OSM maps for the majority of our mobile user base.
Operating expenses
Research and development. Our research and development expenses were $18.0 million in each of the three months ended September 30, 2016 and 2015. Research and development expenses in the comparable three month period primarily reflect an increase in outside services of $0.3 million, offset by a decrease in bonus compensation expense of $0.3 million. As a percentage of revenue, research and development expenses increased to 43% in the three months ended September 30, 2016 from 41% in the three months ended September 30, 2015. The total number of research and development personnel increased 6% to 464 at September 30, 2016 from 437 at September 30, 2015, as headcount increased in our lower cost locations. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses decreased 25% to $5.3 million in the three months ended September 30, 2016 from $7.0 million in the three months ended September 30, 2015. The decrease in the comparable three month period was due primarily to decreases in payroll and related compensation and benefits expense of $0.8 million, stock-based compensation expense of $0.3 million, advertising and promotion of $0.3 million and travel and entertainment of $0.2 million. As a percentage of revenue, sales and marketing expenses decreased to 12% in the three months ended September 30, 2016 from 16% in the three months ended September 30, 2015. The total number of sales and marketing personnel decreased 30% to 56 at September 30, 2016 from 80 at September 30, 2015.
General and administrative. Our general and administrative expenses decreased 12% to $5.5 million in the three months ended September 30, 2016 from $6.2 million in the three months ended September 30, 2015. The decrease in the comparable three month period was due primarily to decreases in payroll and related compensation and benefits expense of $0.3 million, stock-based compensation expense of $0.2 million and legal expense of $0.2 million. As a percentage of revenue, general and administrative expenses decreased to 13% in the three months ended September 30, 2016 from 14% in the three months ended September 30, 2015. The total number of general and administrative personnel increased 2% to 58 at September 30, 2016 from 57 at September 30, 2015. We anticipate that our general and administrative expenses may vary substantially from period to period as our legal costs associated with ongoing litigation and requests for indemnification related to intellectual property litigation proceed.
Other income (expense), net. Our other income (expense), net increased to $0.3 million in the three months ended September 30, 2016 compared to $(0.2) million in the three months ended September 30, 2015, due primarily to realized gains on investments.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes was $(0.4) million in the three months ended September 30, 2016 compared to $0.1 million in the three months ended September 30, 2015. In July 2016, the state of New York completed its audit of our income tax returns for fiscal 2010 through fiscal 2012. We paid $0.4 million to settle the audit and recorded a tax benefit of $1.0 million in July 2016 to reverse the remaining related tax reserves. Our benefit from income taxes of $(0.4) million for the three months ended September 30, 2016 was comprised primarily of the aforementioned $1.0 million reversal of tax reserves, partially offset by foreign withholding taxes on revenue generated in China. Our effective tax rate, which resulted in the recognition of a tax benefit, was 4% in the three months ended September 30, 2016 compared to an effective tax rate, which resulted in the recognition of a tax expense, of 1% in the three months ended September 30, 2015. Our effective tax rate of 4% and 1% for the three months ended September 30, 2016 and 2015, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two year carryback period.
We anticipate that our foreign tax withholding obligation will continue into the future and accordingly, we have negotiated a price adjustment with our customer.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2016 and June 30, 2016, our cumulative unrecognized tax benefits were $5.5 million and $6.7 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2016 and June 30, 2016 was $0.5 million and $1.6 million, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued $0.3 million and $0.6 million for the payment of interest and penalties at September 30, 2016 and June 30, 2016, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2012 through fiscal 2016 in the United States, for fiscal 2012 through fiscal 2016 in state jurisdictions, and for fiscal 2011 through fiscal 2016 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our foreign deferred tax assets. Our valuation allowance at June 30, 2016 was $29.8 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Three Months Ended
	September 30,
	2016	2015
Net cash used in operating activities	$(5,689)	$(5,869)
Net cash provided by investing activities	2,043	992
Net cash used in financing activities	(1,233)	(1,679)
Effect of exchange rate changes on cash and cash equivalents	65	(184)
Net decrease in cash and cash equivalents	$(4,814)	$(6,740)
At September 30, 2016, we had cash, cash equivalents and short-term investments of $102.4 million, which primarily consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.

Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2016, our accounts receivable balance was $42.7 million, of which Ford represented 61%.

Our future capital requirements will depend on many factors, including our ability to continue to increase our revenue and control expenses in fiscal 2017 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to use cash in operating activities in fiscal 2017 and possibly beyond, and we may experience greater than expected cash usage in operating activities if revenue is lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, including against competitors who offer their services for free; our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash used in operating activities. Net cash used in operating activities was $5.7 million and $5.9 million in the three months ended September 30, 2016 and 2015, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our auto and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the three months ended September 30, 2016, cash used in operating activities was primarily the result of a net loss of $9.3 million which was offset by non-cash charges for stock-based compensation of $2.5 million, depreciation and amortization of $0.6 million and $0.3 million from changes in our operating assets and liabilities. In the three months ended September 30, 2015, cash provided by operating activities was the result of a net loss of $10.8 million which was offset by non-cash charges for stock-based compensation of $3.1 million, depreciation and amortization of $1.1 million and $0.1 million from changes in our operating assets and liabilities.
Net cash provided by investing activities. Our investing activities provided $2.0 million and $1.0 million during the three months ended September 30, 2016 and 2015, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the three months ended September 30, 2016, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $2.2 million. In the three months ended September 30, 2015, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $1.2 million.
Net cash used in financing activities. During the three months ended September 30, 2016 and 2015, our financing activities used cash of $1.2 million and $1.7 million, respectively. In the three months ended September 30, 2016, we utilized $1.3 million for payment of tax withholdings related to net share settlements of RSUs. In the three months ended September 30, 2015, we utilized $0.6 million of cash to repurchase our common stock and $1.3 million of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $0.2 million provided from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of September 30, 2016, we had an aggregate of $18.1 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $18.1 million of future minimum commitments were comprised of $4.5 million due in fiscal 2017; $4.8 million due in fiscal 2018; $4.0 million due in fiscal 2019; $2.3 million due in fiscal 2020; $2.0 million due in fiscal 2021; and $0.5 million due thereafter.

In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of auto entertainment systems. We agreed to invest RMB 9.95 million (approximately $1.5 million as of September 30, 2016) in cash, which is expected to represent 19.9% of the equity interests of the joint venture. We and Huazhong also agreed to negotiate a Technology License Agreement, or TLA, whereby we will license our existing navigation platform technologies to the joint venture in exchange for a RMB 5.0 million (approximately $0.7 million as of September 30, 2016) license fee.
We have not made any capital contributions to the joint venture, and the joint venture has not been formed. In December 2015, we and Huazhong completed the TLA with a term of ten years. In addition, we and Huazhong negotiated a Technology Development Service Agreement, whereby we will provide the joint venture with specified technical services in exchange for a non-refundable technical services fee, subject to the completion of a statement of work by the parties. The TLA and Technology Development Service Agreement will not be effective until the joint venture is formed. We are currently in discussions with Huazhong as to the next steps for the joint venture.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2016, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users and customers in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Euro, RMB and Romanian Leu. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2009, Vehicle IP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we are defending the case on behalf of AT&T. After the district court issued its claim construction ruling, the defendants filed motions for summary judgment of noninfringement. On April 10, 2013 the district court granted AT&T and our motion for summary judgment of noninfringement. Plaintiff appealed the district court's claim construction and summary judgment rulings to the U.S. Court of Appeals for the Federal Circuit. On November 18, 2014, the U.S. Court of Appeals for the Federal Circuit reversed the district court's claim construction and overturned the district court's grant of summary judgment of noninfringement. The case was sent back to the U.S. District Court for the District of Delaware and a joint trial with Verizon on the issue of the invalidity of the patent in suit is scheduled for mid-February 2017, which will be followed by a separate AT&T and Telenav trial on issues of infringement and damages. During fiscal 2016, we accrued $850,000 related to this litigation. We believe that it is probable that we will incur a loss; however, beyond the amount accrued we cannot currently estimate a range of any possible losses we may experience in connection with this case. Accordingly, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
In 2008, Alltel, AT&T, Sprint and T-Mobile each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. In March 2011, EMSAT and AT&T settled their claims. The U.S. Patent and Trademark Office, or PTO reexamined two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. All patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product were cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. On March 20, 2015, the Court dismissed and closed the Alltel case and on April 10, 2015 the Court dismissed and closed the Sprint case. We have not yet determined the extent of our indemnification obligations to AT&T. We believe that it is reasonably possible that we will incur additional loss; however, we cannot currently estimate a range of other possible losses we may experience in connection with this matter. Accordingly, we are unable at this time to estimate the effects of this matter on our financial condition, results of operations, or cash flows.

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
Risk related to our business
We incurred losses in fiscal 2014, 2015 and 2016, and in the first three months of fiscal 2017. We expect that we will continue to incur losses in the remainder of fiscal 2017 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 22% and 25% in the three months ended September 30, 2016 and 2015, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin declined to 44% in the three months ended September 30, 2016 from 47% in the three months ended September 30, 2015 due primarily to the continuing increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers and advertising services revenue, which generally have higher associated costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. We anticipate that even if we achieve profitability in the future, our gross margin will continue to decline.
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

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the effectiveness of our entry into new business areas, such as advertising;

•	the loss of our relationship, a change in our revenue model, or a change in pricing with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automotive OEMs;

•	the timing and quality of information we receive from our customers;

•	the inability of our auto manufacturer customers to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the timing and success of new product or service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Ford represented approximately 68% and 69% of our revenue in the three months ended September 30, 2016 and 2015, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation continues to decline. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Ford recently announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors’ products or from price competition from third parties.
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
Due to the complexities of revenue recognition in accordance with GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. For example, our contractual arrangements with GM for its OnStar RemoteLink and associated MyBrand applications, Ford Australia and New Zealand for its map update program, and Toyota for its Entune Audio Plus and Lexus Display Audio multimedia equipped vehicles require that we defer revenue and recognize revenue over the term of the connected services or contractual obligation.

Revenue recognition could also be impacted by changes in procurement patterns, shipping terms and title transfer. For on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. In addition we recognize royalties earned from our on-board solutions. For example, we recognize revenue from our Ford SYNC 2 on-board solutions as the software is reproduced for installation in vehicles; however, we recognize revenue from Ford SYNC 3 on-board solutions as our software is installed in the vehicle. Accordingly, the timing of our revenue recognition has changed during Ford's global transition from SYNC 2 to SYNC 3. We believe this transition is substantially complete as of September 30, 2016, and we experienced a lower level of orders in the three months ended September 30, 2016 as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. As our solutions encompass greater value-added services, there is potential for changes in the timing of revenue recognition.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict when we will generate revenue from new customers, if at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. Our relationship with GM includes brought-in services for vehicles and in January 2015 GM launched the new version of its OnStar RemoteLink mobile application, but we cannot assure you that the OnStar RemoteLink project will lead to us receiving significant revenue in the short-term, if at all. We also entered into a contract with GM to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. We do not expect to receive any revenue from the launch of those vehicles until the second half of fiscal 2017 at the earliest, and in the course of the development of those vehicles we may be designed out altogether. We cannot assure you that when and if our products go into production and launch in GM vehicles and become available for sale, they will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees.

In July 2015, we and Toyota announced a partnership for brought-in navigation services where our Scout GPS Link is available in Entune Audio Plus equipped model year 2016 and later Toyota vehicles in the United States; and in August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile application. On August 24, 2016, we and the Lexus division of Toyota announced that Lexus will begin offering Scout GPS Link in certain of its Lexus models, and in September 2016, Lexus began shipping vehicles enabled to connect with our Scout GPS Link. We cannot assure you that we will receive significant revenue from the Scout GPS Link project for Toyota in the long-term, if at all.
As we have limited experience in the automotive navigation market, we also may not price our solutions in such a way that is profitable for us and enables us to recoup the development expenses we incurred to provide such solutions in the time we expect or at all. Development schedules for automotive navigation products are difficult to predict, and there can be no assurance that we will achieve timely delivery of these products to our customers. To the extent that we charge service fees beyond an initial fee at the time the vehicle is purchased, we may not be successful in gaining traction with customers to provide services and charge ongoing monthly or annual fees outside of the traditional on-board navigation service model. Our map, POI and other content costs for our automobile navigation solutions are higher than those we have historically paid for our mobile phone-based navigation services and to date we have not been able to use OSM offerings for automotive navigation, other than our Scout GPS Link mobile application for Toyota. If we are unable to improve our margins, we may not be able to operate our automobile navigation business profitably. If we fail to achieve revenue growth in any of our automotive navigation solutions (whether on-board, brought-in or other), we may be unable to achieve the benefits of revenue diversification. In addition, our third party automotive and mobile navigation content suppliers, HERE and TomTom, are also becoming competitors with their own automotive navigation services offerings.
Our ability to build demand for our automobile navigation products is also dependent upon our ability to provide the products in a cost effective manner, which may require us to renegotiate map and POI content relationships to address the specific demands of on-board navigation applications.
Our multi-platform products are new and may not find market acceptance.
We introduced Scout, a service that end users can access for navigation and planning with their mobile phones and cars. We have not previously offered a planning service or a service that spans different platforms. We cannot assure you that automobile manufacturers and end users will accept our Scout service or, even if they do, that end users will adopt and use this service, which encompasses services different than our historical strength in navigation, or that we will be able to generate sufficient revenue from Scout to offset its costs. If we fail to develop innovative products that automobile manufacturers and end users adopt, our operating results and financial condition could be harmed. Further, Google and Apple have each developed technology platforms that they are marketing to auto manufacturers. If auto manufacturers adopt these platforms, they may also adopt Google and Apple’s navigation services that run on these platforms or offer Google and Apple’s navigation services as one of a variety of alternatives and if so, consumers may elect to use these free service offerings rather than pay for our products which are currently sold as new car features with substantial cost to the consumer.
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
Although our revenue represented by advertising has grown, advertising was 12% and 15% of our total revenue during fiscal 2016 and during the three months ended September 30, 2016, respectively, and may not grow as a percentage of revenue in fiscal 2017. In October 2012, we acquired Thinknear, a privately held California-based hyper-local mobile advertising company. Historically, the margins of our advertising business have been well below those we experience in our automotive navigation and mobile navigation businesses. We believe the advertising business is subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2015, we experienced higher advertising revenue as the second quarter is traditionally stronger due to seasonality; however, advertising revenue subsequently declined sequentially in both the three months ended March 31, 2016 and June 30, 2016.
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
Our legacy wireless carrier mobile navigation business is declining and may be eliminated altogether in the future. As it continues to decline, our revenue and net income or loss will continue to be adversely affected.
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In the three months ended September 30, 2016 and 2015, AT&T represented 8% and 11% of our total revenue, respectively. In the last three fiscal years, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that revenue from our relationship with AT&T and other carriers will continue to decline and may be eliminated altogether in the future. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues, and AT&T may decide to terminate our business relationship. Our failure to maintain our relationship with AT&T would substantially harm our business. In addition, our other sources of revenue from our location-based platforms, including automotive navigation and location-based advertising, have substantially lower margins than wireless carrier mobile navigation revenue and, as a result, we would have to generate substantially more revenue from those services to replace the declining wireless carrier revenue. As a result of the lower margins on automobile navigation and advertising revenue, we anticipate that we will continue to incur net losses in fiscal 2017 and possibly future periods.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, like Sprint did, or alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, for example Apple CarPlay or Google's auto initiatives, are adequate and may not purchase our solutions with their new cars.
We compete in the automotive navigation market with established automobile manufacturers and OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, Robert Bosch GmbH, Elektrobit Corporation, Garmin, Ltd., HERE, TomTom and NNG LLC, as well as other competitors such as Apple and Google. We compete in the advertising network services business with mobile platform providers, including Google, Apple, Facebook, Inc., Millennial Media, Inc., xAD, Inc., Verve Wireless, Inc., PlaceIQ, Inc. and NinthDecimal, Inc., among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. We report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, our impairment review each year or on an interim basis shall be conducted by segment, which can result in a different outcome than if assessed on an overall consolidated basis. Revenue from our mobile navigation business has been declining substantially over the last few years and continued deterioration of this revenue base can result in an impairment of the goodwill and intangibles assigned to this reporting unit. In addition, in January 2016 we decided to shift our focus in our advertising business from growth to profitability. In the near-term, we are taking actions to reduce our operating costs. We have not recognized any impairment of goodwill in the three year period ended June 30, 2016 or in fiscal 2017 to date. However, our mobile navigation revenue continues to decline, our efforts to focus on profitability for our advertising business may not be effective, and losses may continue beyond our expectations.  As such, we may experience future write-downs of goodwill or other intangible assets.
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
We have received, and expect to receive in the future, demands for indemnification under these agreements. These demands can be very expensive to settle or defend, and we have in the past incurred substantial legal fees and settlement costs in connection with certain of these indemnity demands. Furthermore, we have been notified by several customers that they have been named as defendants in certain patent infringement cases for which they may seek indemnification from us. See Part II, Item 1 “Legal Proceedings” for a description of these matters. These indemnity demands remain outstanding and unresolved as of the date of this Form 10-Q. Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to the current or future notifications, could materially harm our business, operating results and financial condition.
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
Our cash equivalent and short-term investment portfolio as of September 30, 2016 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2016, we had no material impairment charges associated with our short-term investment portfolio, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
We may be required to recognize a significant charge to earnings if our strategic private equity investments become impaired.
We have in the past and may in the future enter into investments in businesses in order to complement or expand our current business or enter into new markets. Private equity investments are inherently risky and subject to factors outside of our control and no assurance can be given that our previous or future investments will be successful, will deliver the intended benefits, and will not materially harm our business, operating results or financial condition. We may be required to record a significant charge in our financial statements during the period in which any impairment of our private equity investments is determined, which could adversely impact our results of operations. We recorded impairment charges of zero and $0.4 million for cost-basis and equity method investments during the three months ended September 30, 2016 and 2015, respectively.
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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may fluctuate for a variety of reasons, including:

•	impact from our inability to benefit from the carryback of net losses expected in the current fiscal year and thereafter due to the limitations of the two year loss carryback for federal tax purposes.

•	changes in forecasted annual operating income or loss by jurisdiction;

•	changes in relative proportions of revenue and income or loss before taxes in the various jurisdictions in which we operate;

•	changes to the valuation allowance on net deferred tax assets;

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
We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.
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
We rely on our customers for timely and accurate vehicle and subscriber sales information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.
We rely on our automotive and OEM customers to provide us with reports on the number of vehicles they sell with our on-board and brought-in navigation services included and to remit royalties for those sales to us. We also rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third party service providers. The risk of inaccurate reports can increase as our customers expand internationally and increase the number of manufacturing locations. If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in reporting from auto manufacturers and wireless carriers. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period and this could harm our business, operating results and financial condition.

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
The market for location services is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. To keep pace with technological developments, satisfy increasing customer requirements and achieve product acceptance, our future success depends upon our ability to enhance our current navigation services platform and advertising services platform and to continue to develop and introduce new navigation services, advertising services and other location-based product offerings and enhanced performance features and functionality on a timely basis at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling services and products in a timely manner, or at all, in response to changing market conditions, technologies or consumer expectations could have a material adverse effect on our operating results or could result in our services becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering team and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our services platform with evolving industry standards and protocols and competitive network operating environments.
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
As of September 30, 2016, we had international operations in China, Romania, Germany, Mexico, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and OEMs, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 90% and 97% of our total revenue in the three months ended September 30, 2016 and 2015, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, foreign tax withholding, restrictions on the repatriation of earnings and changes in tax rates;

•	difficulties in collecting accounts receivable balances in a timely manner;

•	dependence on foreign wireless carriers with different pricing models;

•	roaming charges to end users;

•	availability of reliable mobile networks in those countries;

•	requirements that we comply with local telecommunication regulations and automobile hands free laws in those countries;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability in some jurisdictions;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
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
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sales of connected navigation systems for the China automotive aftermarket and local OEMs. We have not made any capital contributions to the joint venture, and the joint venture has not been formed. The parties are currently in discussions as to the next steps for the joint venture.
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
We rely on network infrastructures provided by our wireless carriers, mobile phones and in-car wireless connections for the delivery of our mobile navigation services to end users.
We generally provide our navigation services from third party hosted servers, which require close integration with the wireless carriers’ networks. We may be unable to provide high quality services if the wireless carriers’ networks perform poorly or experience delayed response times. Our future success will depend on the availability and quality of our wireless carrier customers’ networks in the United States and abroad to run our mobile navigation services. This includes deployment and maintenance of reliable networks with the speed, data capacity and security necessary to provide reliable wireless communications services. We do not establish or maintain these wireless networks and have no control over interruptions or failures in the deployment and maintenance by wireless carrier customers of their network infrastructure. In addition, these wireless network infrastructures may be unable to support the demands placed on them if the number of subscribers increases, or if existing or future subscribers increase their use of limited bandwidth. Market acceptance of our mobile navigation services will depend in part on the quality of these wireless networks and the ability of our customers to effectively manage their subscribers’ expectations.
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

We cannot control the quality standards of our wireless carriers, their mobile phone providers, automobile manufacturers and other technology infrastructure providers. We cannot guarantee that the mobile phones or in-car wireless equipment are free from errors or defects. If errors or defects occur in mobile phones or services offered by our wireless carrier customers, it could result in consumers terminating our services, damage to our reputation, increased customer service and support costs, warranty claims, lost revenue and diverted development resources, any of which could adversely affect our business, results of operations and financial condition.
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
It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, further regulate the automobile industry or impair the mobile advertising industry, including laws and regulations regarding lawful interception of personal data, hands free use of mobile phones or navigation services within autos, autonomous driving or the control of such use, privacy, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of the industries in which our products and services are used will increase and that we will be required to devote legal and other resources to address this regulation. In addition, governments have recently begun to consider and adopt laws regarding vehicles using advanced driver assistance systems, or ADAS, and semi-autonomous driving capabilities and those laws may curtail or preclude using the services our products provide. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of September 30, 2016, only four research analysts published reports regarding our company. In addition, if our stock was to trade at prices below $5.00 per share in the future for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 33.9% of our common stock outstanding as of September 30, 2016. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.35+	First Amendment, effective August 24, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	Filed herewith
10.26.19+	Amendment No. 19, effective December 1, 2015, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	November 7, 2016	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	November 7, 2016	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.35+	First Amendment, effective August 24, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	Filed herewith
10.26.19+	Amendment No. 19, effective December 1, 2015, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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