Form 10-Q
period 2016-12-31
Telenav, Inc.
filed 2017-02-03
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended December 31, 2016

or

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
As of December 31, 2016, there were approximately 43,304,108 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2016	June 30, 2016*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,694	$21,349
Short-term investments	85,988	88,277
Accounts receivable, net of allowances of $42 and $111 at December 31, 2016 and June 30, 2016, respectively	47,815	42,216
Restricted cash	4,094	5,109
Income taxes receivable	648	687
Deferred costs	3,919	1,784
Prepaid expenses and other current assets	3,868	4,448
Total current assets	164,026	163,870
Property and equipment, net	4,795	5,247
Deferred income taxes, non-current	435	661
Goodwill and intangible assets, net	35,475	35,993
Deferred costs, non-current	14,861	10,292
Other assets	1,840	2,184
Total assets	$221,432	$218,247
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,255	$4,992
Accrued expenses	41,374	36,274
Deferred revenue	8,035	4,334
Income taxes payable	242	88
Total current liabilities	59,906	45,688
Deferred rent, non-current	1,207	1,124
Deferred revenue, non-current	28,062	19,035
Other long-term liabilities	1,323	2,715
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 43,304 and 42,708 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	43	43
Additional paid-in capital	152,824	149,775
Accumulated other comprehensive loss	(2,809)	(1,767)
Retained earnings (accumulated deficit)	(19,124)	1,634
Total stockholders’ equity	130,934	149,685
Total liabilities and stockholders’ equity	$221,432	$218,247
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2016.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue:
Product	$37,804	$31,160	$67,227	$62,269
Services	14,197	14,093	27,001	27,045
Total revenue	52,001	45,253	94,228	89,314
Cost of revenue:
Product	22,598	18,364	40,359	36,447
Services	6,129	6,168	11,844	11,472
Total cost of revenue	28,727	24,532	52,203	47,919
Gross profit	23,274	20,721	42,025	41,395
Operating expenses:
Research and development	16,301	16,653	34,319	34,640
Sales and marketing	5,277	6,524	10,545	13,522
General and administrative	6,872	5,094	12,363	11,329
Legal settlement and contingencies	6,424	750	6,424	750
Restructuring	—	(1,468)	—	(1,468)
Total operating expenses	34,874	27,553	63,651	58,773
Loss from operations	(11,600)	(6,832)	(21,626)	(17,378)
Other income (expense), net	714	520	1,010	333
Loss before provision for income taxes	(10,886)	(6,312)	(20,616)	(17,045)
Provision for income taxes	537	327	142	440
Net loss	$(11,423)	$(6,639)	$(20,758)	$(17,485)

Net loss per share:
Basic and diluted	$(0.26)	$(0.16)	$(0.48)	$(0.43)
Weighted average shares used in computing net loss per share:
Basic and diluted	43,208	41,038	42,932	40,820

Stock-based compensation expense included above:
Cost of revenue	$35	$39	$64	$71
Research and development	897	1,771	2,387	3,229
Sales and marketing	536	835	1,030	1,675
General and administrative	520	535	1,048	1,292
Total stock-based compensation expense	$1,988	$3,180	$4,529	$6,267
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015

Net loss	$(11,423)	$(6,639)	$(20,758)	$(17,485)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(661)	(392)	(595)	(577)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(298)	(239)	(437)	(233)
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	(5)	4	(10)	6
Net decrease from available-for-sale securities, net of tax	(303)	(235)	(447)	(227)
Other comprehensive loss, net of tax	(964)	(627)	(1,042)	(804)
Comprehensive loss	$(12,387)	$(7,266)	$(21,800)	$(18,289)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2016	2015
Operating activities
Net loss	$(20,758)	$(17,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,260	1,916
Accretion of net premium on short-term investments	237	381
Stock-based compensation expense	4,529	6,267
Write-off of long-term investments	—	477
Gain on disposal of property and equipment	(2)	(4)
Bad debt expense	125	51
Changes in operating assets and liabilities:
Accounts receivable	(5,724)	(1,007)
Deferred income taxes	226	121
Restricted cash	1,015	199
Income taxes receivable	39	614
Deferred costs	(6,704)	(4,302)
Prepaid expenses and other current assets	580	(239)
Other assets	98	908
Trade accounts payable	5,309	80
Accrued expenses and other liabilities	3,945	(1,010)
Income taxes payable	154	162
Deferred rent	44	(814)
Deferred revenue	12,728	7,023
Net cash used in operating activities	(2,899)	(6,662)
Investing activities
Purchases of property and equipment	(531)	(332)
Purchases of short-term investments	(37,788)	(20,622)
Proceeds from sales and maturities of short-term investments	39,392	23,009
Proceeds from sales of long-term investments	246	—
Net cash provided by investing activities	1,319	2,055
Financing activities
Proceeds from exercise of stock options	159	921
Repurchase of common stock	—	(570)
Tax withholdings related to net share settlements of restricted stock units	(1,638)	(1,796)
Net cash used in financing activities	(1,479)	(1,445)
Effect of exchange rate changes on cash and cash equivalents	(596)	(576)
Net decrease in cash and cash equivalents	(3,655)	(6,628)
Cash and cash equivalents, at beginning of period	21,349	18,721
Cash and cash equivalents, at end of period	$17,694	$12,093
Supplemental disclosure of cash flow information
Income taxes paid (received), net	$1,410	$(528)
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of connected car and location-based platform products and services. Our automotive and mobile navigation platform allows us to deliver enhanced location-based services to auto manufacturers, developers, and end users through various distribution channels. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. We operate in three segments - automotive, advertising and mobile navigation. Our fiscal year ends on June 30 and in this report we refer to the fiscal year ended June 30, 2016 as “fiscal 2016” and the fiscal year ending June 30, 2017 as “fiscal 2017.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three and six months ended December 31, 2016 and 2015.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, the recoverability of accounts receivable and short-term investments, the determination of acquired intangibles and goodwill, the fair value of stock-based awards issued, the determination of income taxes and the recoverability of deferred tax assets. Actual results could differ from those estimates.
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company and affiliated entities, or Ford, comprised 70% and 66% of revenue for the three months ended December 31, 2016 and 2015, respectively, and 69% and 68% of revenue for the six months ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and June 30, 2016, receivables due from Ford were 61% and 64% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 10% of revenue for the three and six months ended December 31, 2015. Revenue from AT&T was less than 10% of revenue in the three and six months ended December 31, 2016.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Restricted cash
As of December 31, 2016 and June 30, 2016, we had restricted cash of $4.1 million and $5.1 million, respectively, on our consolidated balance sheets, comprised primarily of overpayments from a customer that are expected to be refunded.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of December 31, 2016, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2016	$(1,889)	$122	$(1,767)
Other comprehensive income (loss) before reclassifications, net of tax	(595)	(437)	(1,032)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(10)	(10)
Other comprehensive loss, net of tax	(595)	(447)	(1,042)
Balance, net of tax as of December 31, 2016	$(2,484)	$(325)	$(2,809)

The amounts reclassified from accumulated other comprehensive loss, net of tax, were determined using the specific identification method and the amounts were included in other income (expense), net, for the three and six months ended December 31, 2016.

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the three and six months ended December 31, 2016.
Long-term investments
As of December 31, 2016, the carrying value of our investments in privately held companies totaled $708,000. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. We regularly evaluate the carrying value of these cost method investments for impairment. We recorded impairment charges of zero and $250,000 for cost method investments during the six months ended December 31, 2016 and 2015, respectively.
In addition, during the three and six months ended December 31, 2015, we recorded an impairment charge of $227,000 to write down to zero the carrying value of a convertible note issued in connection with the spin off a product line developed by our Xi'an, China team.
Recent accounting pronouncements
In November 2016, the Financial Accounting Standards Board, or FASB, issued new guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown in the statement of cash flows. The new standard is effective for us in our first quarter of fiscal 2019 and requires a retrospective method of adoption. Early adoption is permitted. We are evaluating the effect that this new standard will have on our consolidated financial statements.
In October 2016, the FASB issued new guidance which is intended to eliminate diversity in practice and provide a more accurate depiction of the tax consequences on intercompany asset transfers (excluding inventory). The new guidance removes the current prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new standard is effective for us in our first quarter of fiscal 2019 and requires a modified retrospective method of adoption. Early adoption is permitted, but only in the first quarter of an entity’s annual fiscal year. We are evaluating the effect that this new standard will have on our consolidated financial statements.
In August 2016, the FASB issued new guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard is effective for us in our first quarter of fiscal 2019 and

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

early adoption is permitted. We are evaluating the effect that this new standard will have on our consolidated financial statements.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2016, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2016, that are of significance or potential significance to us, other than the following update:
In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, ASC 606, Revenue from Contracts with Customers, or ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this guidance by one year; however, early adoption is permitted. The updated standard will be effective for us in the first quarter of our fiscal year ending June 30, 2019. We are in the process of selecting a transition method and determining the effect that this new standard will have on our consolidated financial statements and related disclosures.
We currently anticipate early adoption of ASC 606 effective July 1, 2017. Our ability to early adopt is dependent on the completion of our analysis of information necessary to restate prior period financial statements or adjust retained earnings, depending on the transition method we select. While we are the in the process of selecting a transition method, we anticipate this standard will have a material impact on our consolidated financial statements. Even though our assessment of the impact of this standard is not complete, we currently believe the most significant impact will be to the recognition of revenue for certain of our automotive value-added and combined offerings, such as on-board navigation with Ford MapCare. We anticipate our revenue recognition for certain value-added offerings will change and we will no longer recognize revenue associated with certain software-related elements over the life of our contractual obligations.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Net loss	$(11,423)	$(6,639)	$(20,758)	$(17,485)
Weighted average common shares used in computing net loss per share, basic and diluted	43,208	41,038	42,932	40,820
Net loss per share, basic and diluted	$(0.26)	$(0.16)	$(0.48)	$(0.43)

The following outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Stock options	6,410	5,111	6,410	5,111
Restricted stock units	3,062	4,393	3,062	4,393
Total	9,472	9,504	9,472	9,504

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three or six months ended December 31, 2016 and 2015.
Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$13,298	$—	$—	$13,298
Cash equivalents:
Money market mutual funds	4,396	—	—	4,396
Total cash equivalents	4,396	—	—	4,396
Total cash and cash equivalents	17,694	—	—	17,694
Short-term investments:
U.S. treasury securities	1,265	—	(2)	1,263
U.S. agency securities	3,184	—	(16)	3,168
Asset-backed securities	8,231	5	(9)	8,227
Municipal securities	9,017	2	(4)	9,015
Commercial paper	3,243	—	—	3,243
Foreign government securities	751	—	(2)	749
Corporate bonds	60,486	25	(188)	60,323
Total short-term investments	86,177	32	(221)	85,988
Cash, cash equivalents and short-term investments	$103,871	$32	$(221)	$103,682

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$14,308	$—	$—	$14,308
Cash equivalents:
Money market mutual funds	5,641	—	—	5,641
U.S. agency securities	1,400	—	—	1,400
Total cash equivalents	7,041	—	—	7,041
Total cash and cash equivalents	21,349	—	—	21,349
Short-term investments:
U.S. treasury securities	1,699	3	—	1,702
U.S. agency securities	5,907	22	—	5,929
Asset-backed securities	10,160	17	(2)	10,175
Municipal securities	6,004	14	—	6,018
Commercial paper	3,494	1	—	3,495
Corporate bonds	60,754	217	(13)	60,958
Total short-term investments	88,018	274	(15)	88,277
Cash, cash equivalents and short-term investments	$109,367	$274	$(15)	$109,626

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2016 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$38,058	$38,052
Due between one and two years	29,036	28,995
Due between two and three years	19,083	18,941
Total	$86,177	$85,988

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of December 31, 2016, we did not consider any of our investments to be other-than-temporarily impaired.

4.	Fair value of financial instruments
We measure certain financial instruments at fair value on a recurring basis. We utilize a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.
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
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of December 31, 2016 and June 30, 2016, we did not have any investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at December 31, 2016 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Fair Value Measurements at December 31, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market mutual funds	$4,396	$4,396	$—	$—
Total cash equivalents	4,396	4,396	—	—
Short-term investments:
U.S. treasury securities	1,263	1,263	—	—
U.S. agency securities	3,168	—	3,168	—
Asset-backed securities	8,227	—	8,227	—
Municipal securities	9,015	—	9,015	—
Commercial paper	3,243	—	3,243	—
Foreign government securities	749	—	749	—
Corporate bonds	60,323	—	60,323	—
Total short-term investments	85,988	1,263	84,725	—
Cash equivalents and short-term investments	$90,384	$5,659	$84,725	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2016 (in thousands):

	Fair Value Measurements at June 30, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market mutual funds	$5,641	$5,641	$—	$—
U.S. agency securities	1,400	—	1,400	—
Total cash equivalents	7,041	5,641	1,400	—
Short-term investments:
U.S. treasury securities	1,702	1,702	—	—
U.S. agency securities	5,929	—	5,929	—
Asset-backed securities	10,175	—	10,175	—
Municipal securities	6,018	—	6,018	—
Commercial paper	3,495	—	3,495	—
Corporate bonds	60,958	—	60,958	—
Total short-term investments	88,277	1,702	86,575	—
Cash equivalents and short-term investments	$95,318	$7,343	$87,975	$—
Amortization of net premium on short-term investments totaled $237,000 and $381,000 in the six months ended December 31, 2016 and 2015, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the six months ended December 31, 2016 and 2015, respectively.
We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2016 or June 30, 2016.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

5.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of December 31, 2016 and June 30, 2016 was $31.3 million.
Intangible assets consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(9,728)	(9,210)
Intangible assets, net	$4,147	$4,665
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $258,000 and $307,000 for the three months ended December 31, 2016 and 2015, respectively, and $518,000 and $1.0 million for the six months ended December 31, 2016 and 2015, respectively.
As of December 31, 2016, remaining amortization expense for intangible assets by fiscal year is as follows: $513,000 in fiscal 2017, $1.0 million in fiscal 2018, $1.0 million in fiscal 2019, $1.0 million in fiscal 2020 and $592,000 in fiscal 2021.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Accrued compensation and benefits	$9,431	$9,308
Accrued royalties	14,408	15,331
Accrued legal settlement and contingencies	7,274	1,576
Other accrued expenses	10,261	10,059
	$41,374	$36,274

6.	Commitments and contingencies
Operating lease and purchase obligations
As of December 31, 2016, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter
Operating lease obligations	$13,455	$2,033	$3,971	$3,536	$2,123	$1,792	$—
Purchase obligations	5,081	1,901	1,846	382	217	217	518
Total contractual obligations	$18,536	$3,934	$5,817	$3,918	$2,340	$2,009	$518
Joint venture investment commitment
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive original equipment manufacturer, or OEM, supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sale of connected navigation systems for the China automotive aftermarket and local OEMs. We did not make any capital contributions to the joint venture, and the joint venture was not formed. On January 31, 2017, we and Huazhong agreed not to form or fund the joint venture and the agreement with Huazhong was terminated.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T has tendered the defense of the litigation to us and we defended the case on behalf of AT&T. During fiscal 2016, we accrued $850,000 related to this litigation. On January 12, 2017, we entered into a settlement and license agreement with Vehicle IP. In connection with the agreement, we made a one-time payment of $8.0 million and recorded $7.2 million of this amount as legal settlement and contingencies expense in our consolidated statement of operations in the three and six months ended December 31, 2016. On January 31, 2017, Vehicle IP's claims against Telenav and AT&T were dismissed. We are not obligated to make any future payments with respect to the settlement or license. We also will have no further obligation to indemnify AT&T with respect to the case.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016, and that motion is scheduled for a hearing date of March 2, 2017. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
In addition, we have received, and expect to continue to receive, demands for indemnification from our customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. At this time, we are not a party to the following cases; however our customers requested that we indemnify them in connection with such cases.
In 2008, Alltel Communications LLC, or Alltel, AT&T, Sprint Corporation, or Sprint, and T-Mobile USA, or T-Mobile, each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. In March 2011, EMSAT and AT&T settled their claims. The U.S. Patent and Trademark Office, or PTO, reexamined two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. All patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product were cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. On March 20, 2015, the Court dismissed and closed the Alltel case and on April 10, 2015 the Court dismissed and closed the Sprint case. In January 2017 we resolved this indemnification dispute with AT&T. We do not anticipate any additional liability from this matter.
In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC, or Tendler, in the U.S. District Court for the Eastern District of Texas. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement; however, Telenav and AT&T disagreed as to whether any additional amounts were owed to AT&T for legal fees and expenses related to the defense of the matter. In January 2017 we resolved this indemnification dispute with AT&T. We do not anticipate any additional liability from this matter.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

In connection with our resolution of certain indemnification disputes with AT&T in January 2017, we reversed a total accrued liability of $726,000 previously expensed for these and other contingencies.

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
Under our 2009 Equity Incentive Plan and 2011 Stock Option and Grant Plan, eligible employees, directors and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units as authorized by our board of directors. In addition, we have granted restricted common stock in connection with certain acquisitions.
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2016	5,370	$6.80
Granted	1,277	$5.12
Exercised	(36)	$4.40
Canceled	(201)	$7.21
Options outstanding as of December 31, 2016	6,410	$6.46	6.76	$5,706
As of December 31, 2016:
Options vested and expected to vest	5,886	$6.51	6.56	$5,075
Options exercisable	3,182	$6.82	5.12	$2,239
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2016	3,302
Granted	951
Vested	(853)
Canceled	(338)
RSUs outstanding as of December 31, 2016	3,062	1.53	$21,589
As of December 31, 2016:
RSUs expected to vest	2,549	1.42	$17,970

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the six months ended December 31, 2016, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2016	1,719
Additional shares authorized	1,667
Granted	(2,228)
RSUs withheld for taxes in net share settlements	291
Canceled	539
Shares available for grant as of December 31, 2016	1,988
The following table summarizes the stock-based compensation expense recorded for stock options and RSUs issued to employees and nonemployees (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Stock option awards	$553	$441	$1,027	$851
RSU awards	1,435	2,739	3,502	5,416
Total stock-based compensation expense	$1,988	$3,180	$4,529	$6,267
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Expected volatility	39%	52%	39%	52%
Expected term (in years)	4.45	4.48	4.19	4.46
Risk-free interest rate	1.82%	1.52%	1.24%	1.54%
Dividend yield	—%	—%	—%	—%

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
We previously granted 106,000 performance-based RSUs under the 2015 Program, of which no RSUs had been earned and 36,000 RSUs had been canceled. As of December 31, 2016, the remaining 70,000 RSUs were canceled as the performance conditions were not met. The cancellation of these RSUs resulted in a credit to stock-compensation expense of $546,000 during the three months ended December 31, 2016.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision (benefit) for income taxes was $142,000 in the six months ended December 31, 2016 compared to $440,000 in the six months ended December 31, 2015. In July 2016, the state of New York completed its audit of our income tax returns for fiscal 2010 through fiscal 2012. We paid $442,000 to settle the audit and recorded a tax benefit of $1.0 million in July 2016 to reverse the remaining related tax reserves. Our provision from income taxes of $142,000 for the six months ended December 31, 2016 was comprised primarily of foreign withholding taxes on revenue generated in China and foreign taxes, partially offset by the aforementioned $1.0 million reversal of tax reserves. Our effective tax rate was 1% in the six months ended December 31, 2016 compared to an effective tax rate of 1% in the six months ended December 31, 2015. Our effective tax rate of 1% and 1% for the six months ended December 31, 2016 and 2015, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two year carryback period.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of December 31, 2016 and June 30, 2016, our cumulative unrecognized tax benefits were $5.5 million and $6.7 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2016 and June 30, 2016 was $468,000 and $1.6 million, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued $304,000 and $570,000 for the payment of interest and penalties at December 31, 2016 and June 30, 2016, respectively.
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

10.	Segments
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

We report results in three business segments:

Automotive - Our automotive segment provides our automotive and mobile navigation platform to vehicle manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. We provide both embedded, or on-board, and mobile phone-based wireless connectivity, or brought-in, navigation solutions, as well as integrated on-board and connected navigation solutions. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. Our brought-in connected solutions enable a mobile device that is paired with the vehicle to activate in-vehicle and voice-guided turn by turn navigation.

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

Our segment results for the three and six months ended December 31, 2016 and 2015 were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue
Automotive	$38,744	$31,846	$69,011	$63,589
Advertising	8,208	6,688	14,753	11,539
Mobile Navigation	5,049	6,719	10,464	14,186
Total revenue	52,001	45,253	94,228	89,314
Cost of revenue
Automotive	23,438	18,931	41,983	37,452
Advertising	3,919	3,755	7,445	6,750
Mobile Navigation	1,370	1,846	2,775	3,717
Total cost of revenue	28,727	24,532	52,203	47,919
Gross profit
Automotive	15,306	12,915	27,028	26,137
Advertising	4,289	2,933	7,308	4,789
Mobile Navigation	3,679	4,873	7,689	10,469
Total gross profit	$23,274	$20,721	$42,025	$41,395
Gross margin
Automotive	40%	41%	39%	41%
Advertising	52%	44%	50%	42%
Mobile Navigation	73%	73%	73%	74%
Total gross margin	45%	46%	45%	46%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our primary automotive customer to date, Ford Motor Company and affiliated entities, or Ford, currently distributes our embedded, or on-board, product as a standard or optional feature with its models. Our automotive products are now included on models manufactured and sold in North America, Europe and China, as well as distributed in models sold in South America, Australia and New Zealand. Ford Australia and New Zealand also offers a map update program under which Ford owners with SYNC® 2 or SYNC® 3 in Australia and New Zealand are eligible to receive annual map updates at no additional cost through the contractual period.
We have a global agreement with General Motors Corporation and affiliates, or GM, which includes our mobile phone-based wireless connectivity, or brought-in, services for GM's vehicles as well as integration of our on-board and connected navigation solutions in its vehicles. Our brought-in services for GM vehicles include GM's OnStar RemoteLink® and associated branded mobile applications powered by our location-based services platform, which includes mapping and one-box search. In November 2015, the localized version of GM's OnStar RemoteLink was launched in Europe for GM's Opel and Vauxhall brands. GM recently added new branding to the provisioning of this service which included MyBuick, MyCadillac, MyChevrolet and MyGMC, or the MyBrand applications. We expect that vehicles featuring integration of our on-board and connected navigation solutions will be launched by GM in the next couple of months. In addition, in November 2016, we were selected to provide entry level on-board navigation for GM's select line of vehicles for the European market launching in second half of fiscal 2017.

We have a partnership with Toyota Motor Corporation, or Toyota, for brought-in navigation services where our Scout® GPS Link is available in Entune™ Audio Plus equipped model year 2016 and later Toyota vehicles in the United States. In August 2016, we and the Lexus division of Toyota announced that Lexus will begin offering Scout GPS Link in certain of its Lexus models equipped with Lexus Display Audio multimedia, and in September 2016, Lexus began shipping vehicles enabled to connect with our Scout GPS Link.
For our advertising segment customers, we believe our advertising delivery platform offers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and believe we offer unique value to brick-and-mortar and brand advertisers through our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through advertising exchanges using programmatic real-time bidding, or RTB, tools.
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
Recent Developments

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T tendered the defense of the litigation to us and we defended the case on behalf of AT&T. During fiscal 2016, we accrued $850,000 related to this litigation. On January 12, 2017, we entered into a settlement and license agreement with Vehicle IP. In connection with the agreement, Telenav made a one-time payment of $8.0 million and we recorded $7.2 million of this amount as legal settlement and contingencies expense in our consolidated statement of operations in the three and six months ended December 31, 2016. On January 31, 2017, Vehicle IP's claims against Telenav and AT&T were dismissed. We are not obligated to make any future payments with respect to the settlement or license. We also will have no further obligation to indemnify AT&T with respect to the case.
Our legal settlement and contingencies expense for the three and six months ended December 31, 2016 also reflects the reversal of an accrued liability of $0.7 million previously expensed related to other ongoing indemnification matters, which were also resolved in January 2017.

Ford MapCare

We and Ford intend to enter into an agreement to provide our MapCare solution in conjunction with our on-board navigation product for the Europe region, similar to Ford's offering in Australia and New Zealand, commencing in the three months ending March 31, 2017. Under this agreement, we will provide map updates to Ford for distribution to its SYNC 3 navigation customers in Europe, which will increase our royalty amount per unit going forward. However, because MapCare is provided over a contractual period, certain revenue related to the on-board navigation product, which we have been recognizing upon delivery, will now be recognized over time along with the new MapCare product.
Offering MapCare in Europe will result in a substantial decline in our revenue under current U.S. generally accepted accounting principles, or GAAP, and a substantial increase in our deferred revenue and deferred cost balances. However, we anticipate early adoption of the Financial Accounting Standard Board's, or FASB's, new accounting standard, ASC 606, Revenue from Contracts with Customers, effective July 1, 2017. With the adoption of ASC 606, we believe that our revenue recognition for certain value-added and combined offerings, such as on-board navigation with MapCare, will change and we will no longer recognize revenue associated with certain software-related elements over the life of our contractual obligations. Our ability to early adopt is dependent on the completion of our analysis of information necessary to restate prior period financial statements or adjust retained earnings, depending on the transition method we select. While we are the in the process of selecting a transition method, we anticipate this standard will have a material impact on our consolidated financial statements.
As a result of offering MapCare in Europe, during the three months ending March 31, and June 30, 2017 we anticipate the following effects as compared to the three months ended December 31, 2016:

•	Revenue is expected to decline substantially as certain revenue that we have been recognizing upon product delivery will now be recognized over the contractual period during which we provide MapCare;

•	Gross profit is also expected to decline in conjunction with the decline in revenue;

•
Gross margin is expected to increase, as the royalties earned on on-board navigation solutions for the Europe region that were recognized upon delivery in previous periods and carry a higher relative map cost and lower gross margin will now be deferred and recognized over the contractual period. This increase in gross margin will be partially offset by declining mobile navigation revenue that carries a higher relative gross margin;

•	Net loss is expected to increase due to the decrease in revenue recognized;

•	Deferred revenue and deferred costs are expected to increase as we invoice and defer revenue related to the MapCare offering in Europe; and

•	Adjusted EBITDA, a non-GAAP metric, is expected to decrease as our loss increases.
In addition, we have introduced three new metrics, non-GAAP gross profit on billings, non-GAAP gross margin on billings, and adjusted EBITDA on billings, that management is utilizing in conjunction with GAAP financial measures to assist in evaluating the financial performance of our business during the second half of fiscal 2017. See “ - Key operating and financial performance metrics” for further discussion of non-GAAP metrics.

In January 2017, Telenav and Xevo, Inc. announced that Scout GPS Link and Xevo™ Engine Link were chosen to provide brought-in navigation services for select model year 2018 Toyota vehicles equipped with Entune 3.0, as well as certain Lexus vehicles. The next generation of Scout GPS Link provides a fully interactive brought-in navigation experience. The connectivity between mobile device and vehicle will be provided by Xevo Engine Link, which allows drivers to securely use real-time data and in-vehicle services including maps, navigation and traffic data provided by Scout GPS Link. We do not expect to receive any royalty revenue related to the agreement until fiscal 2018 and any revenue will depend on the geographic and model scope of the rollout of Scout GPS Link, as well as customer purchases of the vehicles and acceptance of the new generation product.

Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures such as billings, non-GAAP gross profit on billings, non-GAAP gross margin on billings, changes in deferred revenue and deferred costs, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, adjusted EBITDA on billings and free cash flow are not measures calculated in accordance with GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.
We have previously provided billings metrics, and beginning with the three months ended December 31, 2016 we are providing three new metrics, non-GAAP gross profit on billings, non-GAAP gross margin on billings and adjusted EBITDA on billings. We anticipate providing non-GAAP gross profit on billings, non-GAAP gross margin on billings and adjusted EBITDA on billings over the next two quarters to assist the investor in evaluating the financial performance of our business. Once we adopt ASC 606, we do not expect that we will continue to provide the metrics non-GAAP gross profit on billings, non-GAAP gross margin on billings and adjusted EBITDA on billings. See "Recent Developments - Ford MapCare."
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2016	2015	2016	2015
Revenue	$52,001	$45,253	$94,228	$89,314
Billings (Non-GAAP)	$59,687	$48,435	$106,956	$96,337

Increase in deferred revenue	$7,686	$3,182	$12,728	$7,023
Increase in deferred costs	$3,847	$1,629	$6,704	$4,302

Gross profit	$23,274	$20,721	$42,025	$41,395
Non-GAAP gross profit on billings	$27,113	$22,274	$48,049	$44,116

Gross margin	45%	46%	45%	46%
Non-GAAP gross margin on billings	45%	46%	45%	46%

Net loss	$(11,423)	$(6,639)	$(20,758)	$(17,485)
Diluted net loss per share	$(0.26)	$(0.16)	$(0.48)	$(0.43)

Adjusted EBITDA (Non-GAAP)	$(2,565)	$(4,144)	$(9,413)	$(10,534)
Adjusted EBITDA on billings (Non-GAAP)	$1,274	$(2,591)	$(3,389)	$(7,813)
Free cash flow (Non-GAAP)	$2,653	$(883)	$(3,430)	$(6,994)

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
Billings measure revenue recognized plus the change in deferred revenue from the beginning to the end of the period. Non-GAAP gross profit on billings reflects GAAP gross profit plus change in deferred revenue less change in deferred costs. Non-GAAP gross margin on billings reflects non-GAAP gross profit on billings divided by billings. We have also provided a breakdown of the calculation of the change in deferred revenue by segment, which is added to revenue in calculating our non-GAAP metric of billings. In connection with our presentation of the change in deferred revenue, we have provided a similar presentation of the change in the related deferred costs. Such deferred costs primarily include costs associated with third party content and in connection with certain customized software solutions, the costs incurred to develop those solutions. As deferred revenue and deferred costs become larger components of our operating results, we believe these metrics are useful in evaluating cash flow.

We consider billings, non-GAAP gross profit on billings and non-GAAP gross margin on billings to be useful metrics for management and investors because billings drive deferred revenue, which is an important indicator of the viability of our business. We believe non-GAAP gross profit on billings and non-GAAP gross margin on billings are useful metrics because they reflect the impact of the gross profit to be earned over time for such billings, exclusive of the incremental costs incurred to deliver any related service obligations. There are a number of limitations related to the use of billings and non-GAAP gross profit on billings versus revenue and gross profit calculated in accordance with GAAP. First, billings and non-GAAP gross profit on billings include amounts that have not yet been recognized as revenue or cost and may require additional services to be provided over contracted service periods. For example, billings related to certain connected solutions cannot be fully recognized as revenue in a given period due to requirements for ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, non-GAAP gross profit on billings does not include all costs associated with billings. Second, we may calculate billings, non-GAAP gross profit on billings and non-GAAP gross margin on billings in a manner that is different from peer companies that report similar financial measures, making comparisons between companies more difficult. When we use these measures, we attempt to compensate for these limitations by providing specific information regarding billings, non-GAAP gross profit on billings and non-GAAP gross margin on billings and how they relate to revenue and gross profit calculated in accordance with GAAP.
Adjusted EBITDA measures our GAAP net loss excluding the impact of stock-based compensation expense, depreciation and amortization, other income (expense), provision (benefit) for income taxes, and other applicable items such as legal settlements and contingencies, restructuring accruals and reversals, and deferred rent reversals due to lease termination, net of tax. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Legal settlements and contingencies represent settlements and offers made to settle patent litigation cases in which we are defendants and royalty disputes. Deferred rent reversals represent the reversal of our deferred rent liability that is no longer required due to our Sunnyvale facility lease termination in fiscal 2016. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss.
Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA generally provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. However, during the next two quarters we do not believe Adjusted EBITDA will be a meaningful metric due to the significant revenue recognition impact of the Ford MapCare offering in Europe. See "Recent Developments - Ford MapCare" for further discussion.
Adjusted EBITDA on billings measures adjusted EBITDA plus the effect of changes in deferred revenue and deferred costs. We believe adjusted EBITDA on billings is a useful measure, especially in light of the significant impact we expect on reported GAAP revenue for certain value-added offerings we provide our customers, including Ford MapCare. Adjusted EBITDA and adjusted EBITDA on billings, while generally measures of profitability, can also represent losses.
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
These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes for our financial results as reported under GAAP. Some of these limitations are:

•
We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support; accordingly, non-GAAP gross profit on billings, non-GAAP gross margin on billings and adjusted EBITDA on billings do not reflect all costs associated with billings;

•
assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect the use of cash for net share settlements of RSUs;

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	adjusted EBITDA, free cash flow or similarly titled measures may be calculated by other companies differently, which reduces their usefulness as comparative measures.
Because of these and other limitations, you should consider billings, gross profit on billings, gross margin on billings, adjusted EBITDA and free cash flow alongside other GAAP-based financial performance measures.
We reconcile the most directly comparable GAAP financial measure to each non-GAAP financial metric used. The following tables present reconciliations of revenue to billings, gross profit to non-GAAP gross profit on billings, non-GAAP gross margin on billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, net loss to adjusted EBITDA and net loss to free cash flow for each of the periods indicated (dollars in thousands):

Reconciliation of Revenue to Billings

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$38,744	$31,846	$8,208	$6,688	$5,049	$6,719	$52,001	$45,253
Adjustments: Change in deferred revenue	7,694	3,434	—	—	(8)	(252)	7,686	3,182
Billings	$46,438	$35,280	$8,208	$6,688	$5,041	$6,467	$59,687	$48,435

	Automotive		Advertising		Mobile Navigation		Total
	Six Months Ended December 31,		Six Months Ended December 31,		Six Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015	2016	2015	2016	2015
Revenue	$69,011	$63,589	$14,753	$11,539	$10,464	$14,186	$94,228	$89,314
Adjustments: Change in deferred revenue	12,807	7,251	—	—	(79)	(228)	12,728	7,023
Billings	$81,818	$70,840	$14,753	$11,539	$10,385	$13,958	$106,956	$96,337

Reconciliation of Gross Profit to Gross Profit on Billings

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Gross profit	$23,274	$20,721	$42,025	$41,395
Gross margin	45%	46%	45%	46%

Adjustments to gross profit:
Change in deferred revenue	7,686	3,182	12,728	7,023
Change in deferred costs(1)	(3,847)	(1,629)	(6,704)	(4,302)
Net change	3,839	1,553	6,024	2,721

Gross profit on billings(1)	$27,113	$22,274	$48,049	$44,116
Gross margin on billings	45%	46%	45%	46%

(1) Deferred costs primarily include costs associated with third party content and in connection with certain customized software solutions, the costs incurred to develop those solutions. We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, gross profit on billings does not include all costs associated with billings.

Reconciliation of Deferred Revenue to Increase (Decrease) in Deferred Revenue
Reconciliation of Deferred Costs to Increase (Decrease) in Deferred Costs

	Three Months Ended December 31, 2016
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$34,960	$—	$1,137	$36,097
Deferred revenue, September 30	27,266	—	1,145	28,411
Increase (decrease) in deferred revenue	$7,694	$—	$(8)	$7,686

Deferred costs, December 31	$18,780	$—	$—	$18,780
Deferred costs, September 30	14,933	—	—	14,933
Increase in deferred costs	$3,847	$—	$—	$3,847

	Three Months Ended December 31, 2015
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$12,443	$—	$1,408	$13,851
Deferred revenue, September 30	9,009	—	1,660	10,669
Increase (decrease) in deferred revenue	$3,434	$—	$(252)	$3,182

Deferred costs, December 31	$7,443	$—	$—	$7,443
Deferred costs, September 30	5,814	—	—	5,814
Increase (decrease) in deferred costs	$1,629	$—	$—	$1,629

	Six Months Ended December 31, 2016
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$34,960	$—	$1,137	$36,097
Deferred revenue, June 30	22,153	—	1,216	23,369
Increase (decrease) in deferred revenue	$12,807	$—	$(79)	$12,728

Deferred costs, December 31	$18,780	$—	$—	$18,780
Deferred costs, June 30	12,076	—	—	12,076
Increase in deferred costs	$6,704	$—	$—	$6,704

	Six Months Ended December 31, 2015
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$12,443	$—	$1,408	$13,851
Deferred revenue, June 30	5,192	—	1,636	6,828
Increase (decrease) in deferred revenue	$7,251	$—	$(228)	$7,023

Deferred costs, December 31	$7,443	$—	$—	$7,443
Deferred costs, June 30	3,141	—	—	3,141
Increase in deferred costs	$4,302	$—	$—	$4,302

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net loss	$(11,423)	$(6,639)	$(20,758)	$(17,485)
Adjustments:
Legal settlement and contingencies	6,424	750	6,424	750
Restructuring accrual (reversal)	—	(1,468)	—	(1,468)
Deferred rent reversal due to lease termination	—	(621)	—	(621)
Stock-based compensation expense	1,988	3,180	4,529	6,267
Depreciation and amortization	623	847	1,260	1,916
Other income (expense), net	(714)	(520)	(1,010)	(333)
Provision for income taxes	537	327	142	440
Adjusted EBITDA	$(2,565)	$(4,144)	$(9,413)	$(10,534)

Change in deferred revenue	7,686	3,182	12,728	7,023
Change in deferred costs(1)	(3,847)	(1,629)	(6,704)	(4,302)
Adjusted EBITDA on billings(1)	$1,274	$(2,591)	$(3,389)	$(7,813)

(1) We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

Reconciliation of Net Loss to Free Cash Flow

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Net loss	$(11,423)	$(6,639)	$(20,758)	$(17,485)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in deferred revenue (1)	7,686	3,182	12,728	7,023
Increase in deferred costs (2)	(3,847)	(1,629)	(6,704)	(4,302)
Changes in other operating assets and liabilities	7,595	81	5,686	(986)
Other adjustments (3)	2,779	4,212	6,149	9,088
Net cash used in operating activities	2,790	(793)	(2,899)	(6,662)
Less: Purchases of property and equipment	(137)	(90)	(531)	(332)
Free cash flow	$2,653	$(883)	$(3,430)	$(6,994)

(1) Consists of royalties, customized software development fees and subscription fees.
(2) Consists primarily of third party content costs and customized software development expenses.
(3) Consist primarily of depreciation and amortization, stock-based compensation expense and other non-cash items.

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Three Months Ended December 31, 2016
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$52,001		$8,208		$38,744	$5,049	$43,793
Cost of revenue	28,727		3,919		23,438	1,370	24,808
Gross profit	23,274		4,289		$15,306	$3,679	18,985
Operating expenses:
Research and development	16,301		1,235	(2)			15,066
Sales and marketing	5,277		2,568	(2)			2,709
General and administrative	6,872		410	(3)			6,462
Legal settlement and contingencies	6,424		—	(4)			6,424
Total operating expenses	34,874		4,213				30,661
Income (loss) from operations	(11,600)		76				(11,676)
Other income (expense), net	714		—	(5)			714
Income (loss) before provision for income taxes	(10,886)		76				(10,962)
Provision for income taxes	537		—	(6)			537
Net income (loss)	$(11,423)	$(11,423)	$76				$(11,499)

Adjustments:
Legal settlement and contingencies		6,424	—	(4)			6,424
Stock-based compensation expense		1,988	286	(2)			1,702
Depreciation and amortization expense		623	51	(2)			572
Other income (expense), net		(714)	—	(5)			(714)
Provision for income taxes		537	—	(6)			537
Adjusted EBITDA		$(2,565)	$413				$(2,978)
Change in deferred revenue		7,686	—				7,686
Change in deferred costs(7)		(3,847)	—				(3,847)
Adjusted EBITDA on billings(7)		$1,274	$413				$861

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to allocate the operating expenses, other income (expense), net and provision (benefit) for income taxes to one segment versus the other.

For purposes of calculating the Non-GAAP net loss attributable to the advertising segment:
(2) These expenses represent costs directly attributable to the advertising segment.
(3) These expenses represent actual general and administrative costs directly attributable to the advertising segment as well as an allocation of certain shared corporate costs that directly benefit the advertising segment such as accounting and human resource services.

(4) Legal settlement and contingencies are not related to the advertising segment.
(5) Expenses or income cannot be directly allocated to the advertising segment.
(6) Income taxes are primarily from foreign operations which support the automotive and mobile navigation segments.
(7) We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Three Months Ended December 31, 2015
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$45,253		$6,688		$31,846	$6,719	$38,565
Cost of revenue	24,532		3,755		18,931	1,846	20,777
Gross profit	20,721		2,933		$12,915	$4,873	17,788
Operating expenses:
Research and development	16,653		1,051	(2)			15,602
Sales and marketing	6,524		3,661	(2)			2,863
General and administrative	5,094		503	(3)			4,591
Legal settlement and contingencies	750		—	(4)			750
Restructuring	(1,468)		(375)	(2)			(1,093)
Total operating expenses	27,553		4,840				22,713
Loss from operations	(6,832)		(1,907)				(4,925)
Other income (expense), net	520		—	(5)			520
Loss before provision for income taxes	(6,312)		(1,907)				(4,405)
Provision for income taxes	327		—	(6)			327
Net loss	$(6,639)	$(6,639)	$(1,907)				$(4,732)

Adjustments:
Legal settlement and contingencies		750	—	(4)			750
Stock-based compensation expense		3,180	337	(2)			2,843
Restructuring		(1,468)	(375)	(2)			(1,093)
Deferred rent reversal due to lease termination		(621)	(159)	(2)			(462)
Depreciation and amortization expense		847	203	(2)			644
Other income (expense), net		(520)	—	(5)			(520)
Provision for income taxes		327	—	(6)			327
Adjusted EBITDA		$(4,144)	$(1,901)				$(2,243)
Change in deferred revenue		3,182	—				3,182
Change in deferred costs(7)		(1,629)	—				(1,629)
Adjusted EBITDA on billings(7)		$(2,591)	$(1,901)				$(690)

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to allocate the operating expenses, other income (expense), net and provision (benefit) for income taxes to one segment versus the other.

For purposes of calculating the Non-GAAP net loss attributable to the advertising segment :
(2) These expenses represent costs directly attributable to the advertising segment.
(3) These expenses represent actual general and administrative costs directly attributable to the advertising segment as well as an allocation of certain shared corporate costs that directly benefit the advertising segment such as accounting and human resource services.

(4) Legal settlement and contingencies are not related to the advertising segment.
(5) Expenses or income cannot be directly allocated to the advertising segment.
(6) Income taxes are primarily from foreign operations which support the automotive and mobile navigation segments.
(7) We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Six Months Ended December 31, 2016
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$94,228		$14,753		$69,011	$10,464	$79,475
Cost of revenue	52,203		7,445		41,983	2,775	44,758
Gross profit	42,025		7,308		$27,028	$7,689	34,717
Operating expenses:
Research and development	34,319		2,408	(2)			31,911
Sales and marketing	10,545		5,038	(2)			5,507
General and administrative	12,363		873	(3)			11,490
Legal settlement and contingencies	6,424		—	(4)			6,424
Total operating expenses	63,651		8,319				55,332
Loss from operations	(21,626)		(1,011)				(20,615)
Other income (expense), net	1,010		—	(5)			1,010
Loss before provision for income taxes	(20,616)		(1,011)				(19,605)
Provision for income taxes	142		—	(6)			142
Net loss	$(20,758)	$(20,758)	$(1,011)				$(19,747)

Adjustments:
Legal settlement and contingencies		6,424	—	(4)			6,424
Stock-based compensation expense		4,529	485	(2)			4,044
Depreciation and amortization expense		1,260	103	(2)			1,157
Other income (expense), net		(1,010)	—	(5)			(1,010)
Provision for income taxes		142	—	(6)			142
Adjusted EBITDA		$(9,413)	$(423)				$(8,990)
Change in deferred revenue		12,728	—				12,728
Change in deferred costs(7)		(6,704)	—				(6,704)
Adjusted EBITDA on billings(7)		$(3,389)	$(423)				$(2,966)

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to allocate the operating expenses, other income (expense), net and provision (benefit) for income taxes to one segment versus the other.

For purposes of calculating the Non-GAAP net loss attributable to the advertising segment:
(2) These expenses represent costs directly attributable to the advertising segment.
(3) These expenses represent actual general and administrative costs directly attributable to the advertising segment as well as an allocation of certain shared corporate costs that directly benefit the advertising segment such as accounting and human resource services.

(4) Legal settlement and contingencies are not related to the advertising segment.
(5) Expenses or income cannot be directly allocated to the advertising segment.
(6) Income taxes are primarily from foreign operations which support the automotive and mobile navigation segments.
(7) We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Six Months Ended December 31, 2015
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$89,314		$11,539		$63,589	$14,186	$77,775
Cost of revenue	47,919		6,750		37,452	3,717	41,169
Gross profit	41,395		4,789		$26,137	$10,469	36,606
Operating expenses:
Research and development	34,640		2,530	(2)			32,110
Sales and marketing	13,522		7,491	(2)			6,031
General and administrative	11,329		1,044	(3)			10,285
Legal settlement and contingencies	750		—	(4)			750
Restructuring	(1,468)		(375)	(2)			(1,093)
Total operating expenses	58,773		10,690				48,083
Loss from operations	(17,378)		(5,901)				(11,477)
Other income (expense), net	333		—	(5)			333
Loss before provision for income taxes	(17,045)		(5,901)				(11,144)
Provision for income taxes	440		—	(6)			440
Net loss	$(17,485)	$(17,485)	$(5,901)				$(11,584)

Adjustments:
Legal settlement and contingencies		750	—	(4)			750
Stock-based compensation expense		6,267	659	(2)			5,608
Restructuring		(1,468)	(375)	(2)			(1,093)
Deferred rent reversal due to lease termination		(621)	(159)	(2)			(462)
Depreciation and amortization expense		1,916	656	(2)			1,260
Other income (expense), net		(333)	—	(5)			(333)
Provision for income taxes		440	—	(6)			440
Adjusted EBITDA		$(10,534)	$(5,120)				$(5,414)
Change in deferred revenue		7,023	—				7,023
Change in deferred costs(7)		(4,302)	—				(4,302)
Adjusted EBITDA on billings(7)		$(7,813)	$(5,120)				$(2,693)

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to allocate the operating expenses, other income (expense), net and provision (benefit) for income taxes to one segment versus the other.

For purposes of calculating the Non-GAAP net loss attributable to the advertising segment :
(2) These expenses represent costs directly attributable to the advertising segment.
(3) These expenses represent actual general and administrative costs directly attributable to the advertising segment as well as an allocation of certain shared corporate costs that directly benefit the advertising segment such as accounting and human resource services.

(4) Legal settlement and contingencies are not related to the advertising segment.
(5) Expenses or income cannot be directly allocated to the advertising segment.
(6) Income taxes are primarily from foreign operations which support the automotive and mobile navigation segments.
(7) We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

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
We report revenue, cost of revenue and gross profit results in three business segments: automotive, advertising and mobile navigation. Our chief executive officer, or CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See " - Results of operations" and Note 10 to the condensed consolidated financial statements in this Form 10-Q for more information about our business segments.
Revenue from our automotive segment represented 73% and 71% of our revenue in the six months ended December 31, 2016 and 2015, respectively. Ford represented 69% and 68% of our revenue in the six months ended December 31, 2016 and 2015, respectively. Our contract with Ford expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal.
We provide primarily on-board automotive navigation solutions to Ford. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. We expect that vehicles featuring integration of our on-board and connected navigation solutions will be launched by GM in the next couple of months.
Our product revenue is primarily derived from Ford's SYNC 2 and SYNC 3 on-board solutions. We recognize as revenue royalties earned from our Ford SYNC 2 on-board solutions as the software is reproduced for installation in vehicles; however, we recognize revenue from Ford SYNC 3 primarily as our software is installed in the vehicle by Ford. Accordingly, the timing of our revenue recognition has changed during Ford's global transition from SYNC 2 to SYNC 3. We experienced a lower level of orders and revenue in the three months ended September 30, 2016 as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. We believe Ford fully transitioned to SYNC 3 in all regions as of December 31, 2016.
Ford Australia and New Zealand also offers a map update program, MapCare, as part of its SYNC 2 and SYNC 3 product distribution. Under this program, Ford owners in Australia and New Zealand with SYNC 2 or SYNC 3 are eligible to receive annual map updates at no additional cost during the contractual period. We earn an annual fee and a per unit fee for these updates. As our solutions encompass greater value-added services, such as Ford’s MapCare program, there is potential for changes in the timing of revenue recognition. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future. See "Recent Developments - Ford MapCare" for discussion about anticipated trends in automotive revenue.
We derive services revenue from our brought-in automotive navigation solutions. Billings for these services are recorded as deferred revenue and amortized to revenue over the estimated service periods. In January 2015, GM launched the new version of its OnStar RemoteLink mobile application powered by our location-based services platform. We earn a one-time royalty for each new vehicle owner who downloads the OnStar RemoteLink or associated branded application. In August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile applications. In August 2016, we and the Lexus division of Toyota announced that Lexus will begin offering Scout GPS Link in certain of its Lexus models, and in September 2016, Lexus began shipping vehicles enabled to connect with our Scout GPS Link. We earn a one-time royalty for each new Toyota or Lexus sold and enabled with our Scout GPS Link. In January 2017, Telenav and Xevo, Inc. announced that Scout GPS Link and Xevo™ Engine Link were chosen to provide brought-in navigation services for select model year 2018 Toyota vehicles equipped with Entune 3.0, as well as certain Lexus vehicles. We do not expect to receive any revenue related to the agreement until fiscal 2018.
Revenue from our advertising segment, which includes the delivery of display, location-based ads, represented 16% and 13% of our revenue in the six months ended December 31, 2016 and 2015, respectively. Our advertising revenue is derived primarily from ad insertion orders contracted with advertising agencies, direct customers, and channel partners.

We also offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands). Revenue from our Mobile Navigation segment represented 11% and 16% of our revenue in the six months ended December 31, 2016 and 2015, respectively. Subscription fee revenue from our mobile navigation service has declined steadily from fiscal 2013 through the six months ended December 31, 2016, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and others, including Sprint Corporation, or Sprint, and T-Mobile USA, or T-Mobile. We anticipate that mobile navigation revenue will continue to decline.

AT&T represented less than 10% of our revenue in the six months ended December 31, 2016, and represented 10% of our revenue in the six months ended December 31, 2015. In March 2017, our agreement with AT&T will automatically renew through March 2018, pursuant to its existing terms, and that we will continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. We have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect the number of subscribers and related revenue to continue to decline substantially. In addition, as AT&T shifts the manner in which our applications are preloaded on AT&T devices to one where users are directed to an application store to load our applications on their own, the rate of decline in our revenue from AT&T may increase as those subscribers may then search for other alternatives.

We derive services revenue from our wireless carrier customers for their end users' subscriptions to our mobile navigation services. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage. In general, our wireless carrier customers pay us a lower monthly fee per end user if an end user subscribes to our mobile navigation services as part of a bundle of mobile data or voice services than if an end user subscribes to our mobile navigation services on a standalone basis. We also offer our applications directly to end users through application stores such as the Apple Inc., or Apple, App Store and the Google Inc., or Google, Play marketplace.

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

In fiscal 2017, we expect automotive and advertising revenue to represent the growing components of our revenue, but our expectations may not be realized. We expect that services revenue from wireless carrier customers, which has a higher gross margin than automotive and advertising revenue, will continue to decline substantially in fiscal 2017 due to the continued decline in the number of monthly recurring subscribers. See "Recent Developments - Ford MapCare" for discussion about anticipated trends in automotive revenue, gross profit and gross margin.

In the six months ended December 31, 2016 and 2015, we generated 88% and 97%, respectively, of our revenue in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in the three months ended September 30, 2016, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint venture in China.

As we continue to increase our offering of various on-board and brought-in solutions for automotive customers, it is likely that the complexity of various accounting rules and required criteria may make revenue recognition more challenging in the years to come. Consequently, we believe that billings, non-GAAP gross profit on billings, non-GAAP gross margin on billings, adjusted EBITDA and adjusted EBITDA on billings, in conjunction with revenue and deferred revenue will be important metrics to measure in assessing the growth and health of the business. See " - Key operating and financial performance metrics" for further discussion about these non-GAAP metrics.

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
While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2017 and beyond, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing Open Street Map, or OSM, content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges. See "Recent Developments - Ford MapCare" for discussion about anticipated trends in automotive revenue, gross profit and gross margin.
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
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses. With our recent settlement of the Vehicle IP case, we anticipate that reduced legal expenses will drive decreased general and administrative expenses during the second half of fiscal 2017. We may also be required to pay judgments, indemnification claims or other amounts, which we are unable to predict or estimate at this time.
Other income (expense), net. Other income (expense), net consists primarily of interest earned on our cash and cash equivalents and short-term investments, gain or loss on investments and foreign currency transaction gains or losses.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes primarily consists of corporate income taxes related to profits earned in foreign jurisdictions, foreign withholding taxes, and changes to our tax reserves. Our effective tax rate could fluctuate significantly from period to period, particularly in those periods in which we incur losses, due to our ability to benefit from the carryback of net operating losses within the carryback period and the available amount therein, if any. Furthermore, on a quarterly basis our tax rates can fluctuate and could be adversely affected by increases in nondeductible stock-based compensation or other nondeductible expenses, as well as changes in our tax reserves. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended December 31, 2016 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2016.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of operations
The following tables set forth our results of operations for the three and six months ended December 31, 2016 and 2015, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Consolidated Statements of Operations Data	2016	2015	2016	2015
	(in thousands)
Revenue:
Product	$37,804	$31,160	$67,227	$62,269
Services	14,197	14,093	27,001	27,045
Total revenue	52,001	45,253	94,228	89,314
Cost of revenue:
Product	22,598	18,364	40,359	36,447
Services	6,129	6,168	11,844	11,472
Total cost of revenue	28,727	24,532	52,203	47,919
Gross profit	23,274	20,721	42,025	41,395
Operating expenses:
Research and development	16,301	16,653	34,319	34,640
Sales and marketing	5,277	6,524	10,545	13,522
General and administrative	6,872	5,094	12,363	11,329
Legal settlement and contingencies	6,424	750	6,424	750
Restructuring	—	(1,468)	—	(1,468)
Total operating expenses	34,874	27,553	63,651	58,773
Loss from operations	(11,600)	(6,832)	(21,626)	(17,378)
Other income (expense), net	714	520	1,010	333
Loss before provision for income taxes	(10,886)	(6,312)	(20,616)	(17,045)
Provision for income taxes	537	327	142	440
Net loss	$(11,423)	$(6,639)	$(20,758)	$(17,485)

	(as a percentage of revenue)
Revenue:
Product	73%	69%	71%	70%
Services	27%	31%	29%	30%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	43%	40%	43%	41%
Services	12%	14%	13%	13%
Total cost of revenue	55%	54%	55%	54%
Gross profit	45%	46%	45%	46%
Operating expenses:
Research and development	31%	37%	37%	39%
Sales and marketing	10%	14%	11%	15%
General and administrative	13%	11%	13%	13%
Legal settlement and contingencies	13%	2%	7%	1%
Restructuring	—%	(3)%	—%	(2)%
Total operating expenses	67%	61%	68%	66%
Loss from operations	(22)%	(15)%	(23)%	(20)%
Other income (expense), net	1%	1%	1%	—%
Loss before provision for income taxes	(21)%	(14)%	(22)%	(20)%
Provision for income taxes	1%	1%	—%	—%
Net loss	(22)%	(15)%	(22)%	(20)%

Comparison of the three and six months ended December 31, 2016 and 2015
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue increased 21% to $37.8 million in the three months ended December 31, 2016 from $31.2 million in the three months ended December 31, 2015. Product revenue increased 8% to $67.2 million in the six months ended December 31, 2016 from $62.3 million in the six months ended December 31, 2015. The increase in product revenue for the comparable three month period was due primarily to an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers. The increase in product revenue for the comparable six month period was due primarily to an increase in royalty revenue from automotive navigation solutions we provide for our automotive customers, despite a decrease in royalty revenue during the three months ended September 30, 2016 resulting primarily from our Ford SYNC 2 on-board automotive solutions, as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. Services revenue was comparable at $14.2 million in the three months ended December 31, 2016 and $14.1 million in the three months ended December 31, 2015. Services revenue was comparable at $27.0 million in the six months ended December 31, 2016 and 2015. Services revenue for the comparable three and six month periods reflects an increase in advertising revenue, partially offset by lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation services.
Our cost of product revenue increased 23% to $22.6 million in the three months ended December 31, 2016 from $18.4 million in the three months ended December 31, 2015. Our cost of product revenue increased 11% to $40.4 million in the six months ended December 31, 2016 from $36.4 million in the six months ended December 31, 2015.  The increase in the comparable three and six month periods was due primarily to an increase in third party content costs associated with automotive navigation solutions, as our business continued to shift from deriving a majority of revenue from mobile navigation services to deriving a majority of revenue from automobile navigation products and services. Furthermore, cost of product revenue increased at a higher rate than product revenue due primarily to an increase in third party content costs associated with increased royalty revenue and a higher percentage of revenue from Ford on vehicles sold in Europe and China, which regions generally have higher associated content costs. Our cost of services revenue was comparable at $6.1 million and $6.2 million in the three months ended December 31, 2016 and 2015, respectively. Our cost of services revenue increased 3% to $11.8 million in the six months ended December 31, 2016 from $11.5 million in the six months ended December 31, 2015. The increase in the comparable three and six month periods was due primarily to an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered, partially offset by a decrease in cost of mobile navigation revenue associated with the decline in such revenue.
Our gross profit increased to $23.3 million in the three months ended December 31, 2016 from $20.7 million in the three months ended December 31, 2015. Our gross profit increased to $42.0 million in the six months ended December 31, 2016 from $41.4 million in the six months ended December 31, 2015. Our gross margin decreased to 45% in the three and six months ended December 31, 2016 from 46% in the three and six months ended December 31, 2015. The decrease in gross margin for the comparable three and six month periods was due primarily to the increased proportion of revenue contributed from our on-board automotive navigation solutions provided to our automotive customers, which generally has higher associated costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers, partially offset by an increase in gross margin from our advertising services revenue. In addition, lower gross margin automotive revenue resulting from the absence of customized software development and map compilation revenue and a higher volume of low margin royalty revenue from SYNC 2 cards used for map updates during the three months ended September 30, 2016 contributed to the decrease in gross margin during the six months ended December 31, 2016. See "Recent Developments - Ford MapCare" for discussion about anticipated trends in revenue, gross profit and gross margin.
Revenue concentrations. In the three months ended December 31, 2016 and 2015, revenue from Ford represented 70% and 66% of our total revenue, respectively. In the six months ended December 31, 2016 and 2015, revenue from Ford represented 69% and 68% of our total revenue, respectively. In addition, revenue from AT&T represented 10% of our total revenue for the three and six months ended December 31, 2015. Revenue from AT&T was less than 10% of revenue in the three and six months ended December 31, 2016.
We primarily sell our services in the United States. In the three months ended December 31, 2016 and 2015, revenue derived from U.S. sources represented 87% and 97% of our total revenue, respectively. In the six months ended December 31, 2016 and 2015, revenue derived from U.S. sources represented 88% and 97% of our total revenue, respectively.

Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenue
Automotive	$38,744	$31,846	$69,011	$63,589
Advertising	8,208	6,688	14,753	11,539
Mobile Navigation	5,049	6,719	10,464	14,186
Total revenue	52,001	45,253	94,228	89,314
Cost of revenue
Automotive	23,438	18,931	41,983	37,452
Advertising	3,919	3,755	7,445	6,750
Mobile Navigation	1,370	1,846	2,775	3,717
Total cost of revenue	28,727	24,532	52,203	47,919
Gross profit
Automotive	15,306	12,915	27,028	26,137
Advertising	4,289	2,933	7,308	4,789
Mobile Navigation	3,679	4,873	7,689	10,469
Total gross profit	$23,274	$20,721	$42,025	$41,395
Gross margin
Automotive	40%	41%	39%	41%
Advertising	52%	44%	50%	42%
Mobile Navigation	73%	73%	73%	74%
Total gross margin	45%	46%	45%	46%

Automotive. Automotive revenue increased 22% to $38.7 million in the three months ended December 31, 2016 from $31.8 million in the three months ended December 31, 2015. Automotive revenue increased 9% to $69.0 million in the six months ended December 31, 2016 from $63.6 million in the six months ended December 31, 2015. The increase in the comparable three month period was due primarily to an increase in production royalty revenue of $7.1 million. The increase in the comparable six month period was due primarily to an increase in production royalty revenue of $5.9 million, which was net of a decrease in royalty revenue in the three months ended September 30, 2016 resulting primarily from Ford's use of its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. Automotive revenue included customized software development and map compilation revenue of $0.6 million and $0.7 million in the three months ended December 31, 2016 and 2015, respectively, and $0.6 million and $1.0 million in the six months ended December 31, 2016 and 2015, respectively. In addition, during the six months ended December 31, 2016, our automotive deferred revenue increased $7.7 million primarily related to royalties from GM's OnStar RemoteLink and associated MyBrand applications, the Ford Australia and New Zealand SYNC 2 map update program and Toyota's Entune Audio Plus product. We experienced a lag in revenue as Ford utilized its SYNC 2 inventory and transitioned to SYNC 3 in various geographies during the three months ended September 30, 2016. For SYNC 3, we recognize revenue primarily when our software is installed in the vehicle, as compared to SYNC 2 for which we recognize revenue as the software is reproduced for installation in vehicles. We believe Ford fully transitioned to SYNC 3 in all regions as of December 31, 2016. Automotive revenue represented 74% and 70% of total revenue in the three months ended December 31, 2016 and 2015, respectively, and 73% and 71% of total revenue in the six months ended December 31, 2016 and 2015, respectively.
Cost of automotive revenue increased 24% to $23.4 million in the three months ended December 31, 2016 from $18.9 million in the three months ended December 31, 2015. Cost of automotive revenue increased 12% to $42.0 million in the six months ended December 31, 2016 from $37.5 million in the six months ended December 31, 2015. The increase in the comparable three and six month periods was due primarily to an increase in third party content costs of $4.5 million and $4.5 million, respectively, associated with the increased royalty revenue and mix of revenue from Ford on vehicles sold in Europe and China, which regions generally have higher associated content costs.

Automotive gross profit increased 19% to $15.3 million in the three months ended December 31, 2016 from $12.9 million in the three months ended December 31, 2015. Automotive gross profit increased 3% to $27.0 million in the six months ended December 31, 2016 from $26.1 million in the six months ended December 31, 2015. Automotive gross margin decreased to 40% in the three months ended December 31, 2016 from 41% in the three months ended December 31, 2015, and decreased to 39% in the six months ended December 31, 2016 from 41% in the six months ended December 31, 2015. The decrease in gross margin for the comparable periods was due primarily to the higher proportion of revenue from vehicles sold in Europe and China, which generally has higher associated content costs. The decrease in the comparable six month period was further impacted by an increase in royalty revenue during the three months ended September 30, 2016 from SYNC 2 replacement SD cards for updating maps, which has a lower gross margin than our on-board and brought-in automotive solutions. See "Recent Developments - Ford MapCare" for discussion about anticipated trends in revenue, gross profit and gross margin.
Advertising. Advertising revenue increased 23% to $8.2 million in the three months ended December 31, 2016 from $6.7 million in the three months ended December 31, 2015.  Advertising revenue increased 28% to $14.8 million in the six months ended December 31, 2016 from $11.5 million in the six months ended December 31, 2015. The increase in the comparable three and six month periods was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 16% and 15% of total revenue in the three months ended December 31, 2016 and 2015, respectively, and represented 16% and 13% of total revenue in the six months ended December 31, 2016 and 2015, respectively.
Cost of advertising revenue increased 4% to $3.9 million in the three months ended December 31, 2016 from $3.8 million in the three months ended December 31, 2015. Cost of advertising revenue increased 10% to $7.4 million in the six months ended December 31, 2016 from $6.8 million in the six months ended December 31, 2015. The increase in the comparable three and six month periods was due primarily to increased third party ad exchange inventory costs of $0.4 million and $1.5 million, respectively. In addition, the increase in the comparable six month period was partially offset by a decrease in amortization of intangible assets of $0.5 million as our acquired intangibles became fully amortized during the three months ended December 31, 2015. Our costs of advertising revenue increased at a lower rate than our advertising revenue due primarily to our improved ability to acquire high performing inventory that meets our customers' requirements at a lower effective cost per thousand impressions, or eCPM.
Advertising gross profit increased 46% to $4.3 million in the three months ended December 31, 2016 from $2.9 million in the three months ended December 31, 2015. Advertising gross profit increased 53% to $7.3 million in the six months ended December 31, 2016 from $4.8 million in the six months ended December 31, 2015. Advertising gross margin increased to 52% in the three months ended December 31, 2016 from 44% in the three months ended December 31, 2015, and increased to 50% in the six months ended December 31, 2016 from 42% in the six months ended December 31, 2015. The increase in gross margin in the comparable three and six month periods was due primarily to the increased value of contracted insertion orders, combined with a lower inventory eCPM.
Mobile Navigation. Mobile navigation revenue decreased 25% to $5.0 million in the three months ended December 31, 2016 from $6.7 million in the three months ended December 31, 2015. Mobile navigation revenue decreased 26% to $10.5 million in the six months ended December 31, 2016 from $14.2 million in the six months ended December 31, 2015. The decrease in the comparable three and six month periods was due primarily to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, Sprint and T-Mobile and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 10% and 15% of total revenue in the three months ended December 31, 2016 and 2015, respectively, and represented 11% and 16% of total revenue in the six months ended December 31, 2016 and 2015, respectively.
Cost of mobile navigation revenue decreased 26% to $1.4 million in the three months ended December 31, 2016 from $1.8 million in the three months ended December 31, 2015.  Cost of mobile navigation revenue decreased 25% to $2.8 million in the six months ended December 31, 2016 from $3.7 million in the six months ended December 31, 2015. The decrease in the comparable three month period was due primarily to decreases in data center and hosted services costs of $0.2 million, third party content costs of $0.1 million and payroll and related compensation and benefits of $0.1 million. The decrease in the comparable six month period was due primarily to decreases in data center and hosted services costs of $0.4 million, third party content costs of $0.2 million and payroll and related compensation and benefits of $0.2 million.
Mobile navigation gross profit decreased 25% to $3.7 million in the three months ended December 31, 2016 from $4.9 million in the three months ended December 31, 2015. Mobile navigation gross profit decreased 27% to $7.7 million in the six months ended December 31, 2016 from $10.5 million in the six months ended December 31, 2015. Mobile navigation gross margin was comparable at 73% in each of the three months ended December 31, 2016 and 2015, respectively, and

73% and 74% in the six months ended December 31, 2016 and 2015, respectively. The relatively consistent margins reflect the net impact of lower revenue levels, offset by the lower cost from our successful transition to utilizing OSM maps for the majority of our mobile user base.
Operating expenses
Research and development. Our research and development expenses decreased 2% to $16.3 million in the three months ended December 31, 2016 from $16.7 million in the three months ended December 31, 2015.  Our research and development expenses decreased 1% to $34.3 million in the six months ended December 31, 2016 from $34.6 million in the six months ended December 31, 2015. The decrease in the comparable three month period was due primarily to an increase in deferred customized software development costs of $1.0 million and a decrease in stock-based compensation of $0.9 million due primarily to the cancellation of performance-based stock awards for which the performance condition was not met, partially offset by increases of $1.3 million in payroll and related compensation and benefits expense and $0.2 million in recruiting and training expense. Research and development expenses in the comparable six month period decreased due primarily to an increase in deferred customized software development costs of $1.1 million and a decrease in stock-based compensation of $0.8 million due primarily to the cancellation of performance-based stock awards for which the performance conditions were not met, partially offset by increases of $1.1 million in payroll and related compensation and benefits expense, $0.2 million in recruiting and training expense and $0.2 million in outside services. As a percentage of revenue, research and development expenses decreased to 31% in the three months ended December 31, 2016 from 37% in the three months ended December 31, 2015, and decreased to 37% in the six months ended December 31, 2016 from 39% in the six months ended December 31, 2015. The total number of research and development personnel increased 20% to 512 at December 31, 2016 from 428 at December 31, 2015, as headcount increased in our lower cost locations. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses decreased 19% to $5.3 million in the three months ended December 31, 2016 from $6.5 million in the three months ended December 31, 2015. Our sales and marketing expenses decreased 22% to $10.5 million in the six months ended December 31, 2016 from $13.5 million in the six months ended December 31, 2015. The decrease in the comparable three month period was due primarily to decreases in payroll and related compensation and benefits expense of $0.4 million, stock-based compensation expense of $0.3 million and commission expense of $0.2 million resulting from lower headcount in our advertising business unit. The decrease in the comparable six month period was due primarily to decreases in payroll and related compensation and benefits expense of $1.2 million, stock-based compensation expense of $0.6 million, advertising and promotion of $0.3 million, commission expense of $0.3 million and travel and entertainment of $0.3 million resulting from lower headcount in our advertising business unit. As a percentage of revenue, sales and marketing expenses decreased to 10% in the three months ended December 31, 2016 from 14% in the three months ended December 31, 2015, and decreased to 11% in the six months ended December 31, 2016 from 15% in the six months ended December 31, 2015. The total number of sales and marketing personnel decreased 20% to 57 at December 31, 2016 from 71 at December 31, 2015.
General and administrative. Our general and administrative expenses increased 35% to $6.9 million in the three months ended December 31, 2016 from $5.1 million in the three months ended December 31, 2015. Our general and administrative expenses increased 9% to $12.4 million in the six months ended December 31, 2016 from $11.3 million in the six months ended December 31, 2015. The increase in the comparable three month period was due primarily to increases in legal expense of $1.1 million, payroll and related compensation and benefits expense of $0.3 million and rent expense of $0.2 million due to the reversal of deferred rent associated with our facility lease termination in the prior year period. The increase in the comparable six month period was due primarily to increases in legal expense of $0.9 million and rent expense of $0.2 million due to the reversal of deferred rent associated with our facility lease termination in the prior year period, partially offset by decreases in stock-based compensation expense of $0.2 million and payroll and related compensation and benefits expense of $0.1 million. As a percentage of revenue, general and administrative expenses increased to 13% in the three months ended December 31, 2016 from 11% in the three months ended December 31, 2015, and were comparable at 13% in the six months ended December 31, 2016 and 2015. The total number of general and administrative personnel was 58 at December 31, 2016 and 2015.
Legal settlement and contingencies. Legal settlement and contingencies expense increased to $6.4 million in the three and six months ended December 31, 2016 from $0.8 million in the three and six months ended December 31, 2015. Legal settlement and contingencies expense includes the portion of our $8.0 million settlement with Vehicle IP in January 2017 that was not previously accrued. Of the $8.0 million total settlement expense, $0.9 million was previously accrued in fiscal 2016. Legal settlement and contingencies expense in the three and six months ended December 31, 2016 also reflects the reversal of an accrued liability of $0.7 million previously expensed related to other ongoing indemnification matters, which were also resolved in January 2017.
Restructuring. The three and six months ended December 31, 2015 reflect the reversal of a $1.5 million restructuring accrual related to our former Sunnyvale, California facility, as this amount represented the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable in connection with our office lease termination agreement.
Other income (expense), net. Our other income (expense), net increased to $0.7 million in the three months ended December 31, 2016 compared to $0.5 million in the three months ended December 31, 2015. Our other income (expense), net increased to $1.0 million in the six months ended December 31, 2016 compared to $0.3 million in the six months ended December 31, 2015. The increase in the comparable three and six month periods was due primarily to foreign exchange gains.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes was $0.5 million in the three months ended December 31, 2016 compared to $0.3 million in the three months ended December 31, 2015. Our provision for income taxes was $0.1 million in the six months ended December 31, 2016 compared to $0.4 million in the six months ended December 31, 2015. In July 2016, the state of New York completed its audit of our income tax returns for fiscal 2010 through fiscal 2012. We paid $0.4 million to settle the audit and recorded a tax benefit of $1.0 million in July 2016 to reverse the remaining related tax reserves. Our provision for income taxes of $0.1 million for the six months ended December 31, 2016 was comprised primarily of foreign withholding taxes on revenue generated in China and foreign taxes, partially offset by the aforementioned $1.0 million reversal of tax reserves. Our effective tax rate was 1% in the six months ended December 31, 2016 compared to an effective tax rate of 1% in the six months ended December 31, 2015. Our effective tax rate of 1% and 1% for the six months ended December 31, 2016 and 2015, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two year carryback period.
We anticipate that our foreign tax withholding obligation will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing NOL carryforwards and, accordingly, we have negotiated a price adjustment with a major customer.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2016 and June 30, 2016, our cumulative unrecognized tax benefits were $5.5 million and $6.7 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2016 and June 30, 2016 was $0.5 million and $1.6 million, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued $0.3 million and $0.6 million for the payment of interest and penalties at December 31, 2016 and June 30, 2016, respectively.
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

Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Six Months Ended
	December 31,
	2016	2015
Net cash used in operating activities	$(2,899)	$(6,662)
Net cash provided by investing activities	1,319	2,055
Net cash used in financing activities	(1,479)	(1,445)
Effect of exchange rate changes on cash and cash equivalents	(596)	(576)
Net decrease in cash and cash equivalents	$(3,655)	$(6,628)
At December 31, 2016, we had cash, cash equivalents and short-term investments of $103.7 million, which primarily consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of December 31, 2016, our accounts receivable balance was $47.8 million, of which Ford represented 61%.

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
Net cash used in operating activities. Net cash used in operating activities was $2.9 million and $6.7 million in the six months ended December 31, 2016 and 2015, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our auto and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the six months ended December 31, 2016, cash used in operating activities was primarily the result of a net loss of $20.8 million which was offset by non-cash charges for stock-based compensation of $4.5 million, depreciation and amortization of $1.3 million and $11.7 million from changes in our operating assets and liabilities. In the six months ended December 31, 2015, cash used in operating activities was primarily the result of a net loss of $17.5 million which was offset by non-cash charges for depreciation and amortization of $1.9 million, stock-based compensation of $6.3 million, accretion of net premium on short-term investments of $0.4 million and $1.7 million from changes in our operating assets and liabilities.
Net cash provided by investing activities. Our investing activities provided $1.3 million and $2.1 million during the six months ended December 31, 2016 and 2015, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the six months ended December 31, 2016, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $1.6 million. In the six months ended December 31, 2015, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $2.4 million.

Net cash used in financing activities. During the six months ended December 31, 2016 and 2015, our financing activities used cash of $1.5 million and $1.4 million, respectively. In the six months ended December 31, 2016, we utilized $1.6 million for payment of tax withholdings related to net share settlements of RSUs. In the six months ended December 31, 2015, we utilized $0.6 million of cash to repurchase our common stock and $1.8 million for payment of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $0.9 million provided from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of December 31, 2016, we had an aggregate of $18.5 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $18.5 million of future minimum commitments were comprised of $3.9 million due in fiscal 2017; $5.8 million due in fiscal 2018; $3.9 million due in fiscal 2019; $2.4 million due in fiscal 2020; $2.0 million due in fiscal 2021; and $0.5 million due thereafter.
In September 2015, we entered into an agreement with Ningbo Huazhong Holdings Company Limited, or Huazhong, a subsidiary of a publicly traded automotive OEM supplier in China, whereby we and Huazhong agreed to form a joint venture limited liability company in China for the development, manufacture and sale of auto entertainment systems. We did not make any capital contributions to the joint venture, and the joint venture was not formed. On January 31, 2017, we and Huazhong agreed not to form or fund the joint venture and the agreement was terminated.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended December 31, 2016, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2009, Vehicle IP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. At this time, we have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T tendered the defense of the litigation to us and we defended the case on behalf of AT&T. During fiscal 2016, we accrued $850,000 related to this litigation. On January 12, 2017, we entered into a settlement and license agreement with Vehicle IP. In connection with the agreement, Telenav made a one-time payment of $8.0 million and we recorded $7.2 million of this amount as legal settlement and contingencies expense in our consolidated statement of operations in the three and six months ended December 31, 2016. On January 31, 2017, Vehicle IP's claims against Telenav and AT&T were dismissed. We are not obligated to make any future payments with respect to the settlement or license. We also will have no further obligation to indemnify AT&T with respect to the case.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016, and that motion is scheduled for a hearing date of March 2, 2017. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
In addition, we have received, and expect to continue to receive, demands for indemnification from our customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. At this time, we are not a party to the following cases; however our customers requested that we indemnify them in connection with such cases.
In 2008, Alltel, AT&T, Sprint and T-Mobile each demanded that we indemnify and defend them against patent infringement lawsuits brought by patent holding companies EMSAT Advanced Geo-Location Technology LLC and Location Based Services LLC (collectively, EMSAT) in the U.S. District Court for the Northern District of Ohio. In March 2011, EMSAT and AT&T settled their claims. The U.S. Patent and Trademark Office, or PTO reexamined two of the patents in suit, confirming the validity of only two of the asserted claims from those patents. All patent claims that EMSAT alleged to be infringed by the Telenav GPS Navigator product were cancelled during reexamination. In the suits against T-Mobile, Alltel and Sprint, EMSAT amended its allegations to remove allegations of infringement of the patent claims that were cancelled during reexamination. EMSAT and T-Mobile stipulated to a dismissal and their case was dismissed on January 28, 2015. On March 20, 2015, the Court dismissed and closed the Alltel case and on April 10, 2015 the Court dismissed and closed the Sprint case. In January 2017, we resolved this indemnification dispute with AT&T. We do not anticipate any additional liability from this matter.
In March 2009, AT&T demanded that we indemnify and defend them against a patent infringement lawsuit brought by Tendler Cellular of Texas LLC, or Tendler, in the U.S. District Court for the Eastern District of Texas. In June 2010, AT&T settled its claims with Tendler and we came to an agreement with AT&T as to the extent of our contribution towards AT&T's settlement and the amount of our contribution was not material; however, Telenav and AT&T disagreed as to whether any additional amounts were owed to AT&T for legal fees and expenses related to the defense of the matter. In January 2017, we resolved this indemnification dispute with AT&T. We do not anticipate any additional liability from this matter.
In connection with our resolution of certain indemnification disputes with AT&T in January 2017, we reversed a total accrued liability of $726,000 previously expensed for these and other contingencies.
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
Risk related to our business
We incurred losses in fiscal 2014, 2015 and 2016, and in the first six months of fiscal 2017. We expect that we will continue to incur losses in the remainder of fiscal 2017 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 22% and 20% in the six months ended December 31, 2016 and 2015, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so. Our gross margin declined to 45% in the six months ended December 31, 2016 from 46% in the six months ended December 31, 2015 due primarily to the continuing increased proportion of product revenue contributed from our on-board automotive navigation solutions provided to our automotive customers and advertising services revenue, which generally have higher associated costs and resulting lower gross margins than our mobile navigation services provided through our wireless carrier customers. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Ford MapCare" for discussion about anticipated trends in automotive revenue, gross profit and gross margin.
We anticipate that we will continue to incur net operating losses in fiscal 2017, as we anticipate increased expenditures to operate our business. These expected losses are also due to the expected continued decline in our higher margin mobile navigation revenue. Furthermore, the time required to develop, test and deploy products between the time we secured the award of a new contract with GM, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources for this new contract and contracts with other auto manufacturers and OEMs contribute to these expected losses. We also believe continued investments are necessary due to the early nature of our advertising business.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives;

•	the recent demonstration by Google of in-car integration of Android Auto with Google Maps which did not require a mobile handset;

•	investments made by HERE and TomTom in high definition maps that may be leveraged to displace Telenav at our current customers;

•
changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the transition by Ford to its SYNC 3 platform, for which we have different revenue recognition criteria, or the adoption of MapCare services for Ford's Europe customers and its impact on the timing of our revenue recognition;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the effectiveness of our entry into new business areas, such as advertising;

•	the loss of our relationship, a change in our revenue model, or a change in pricing with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automotive OEMs;

•	the timing and quality of information we receive from our customers;

•	the inability of our auto manufacturer customers to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•
general economic, industry and market conditions that impact expenditures for new vehicles, smartphones and mobile location services in the United States and other countries where we sell our services and products;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	changes in our effective tax rates; and

•	the impact of new accounting pronouncements such as ASC 606, Revenue Recognition.
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
Ford represented approximately 69% and 68% of our revenue in the six months ended December 31, 2016 and 2015, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation continues to decline. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Ford recently announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors’ products or from price competition from third parties.
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
Due to the complexities of revenue recognition in accordance with GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. For example, our contractual arrangements with GM for its OnStar RemoteLink and associated MyBrand applications, Ford Australia and New Zealand for its map update program, and Toyota for its Entune Audio Plus and Lexus Display Audio multimedia equipped vehicles require that we defer revenue and recognize revenue over the term of the connected services or contractual obligation. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments - Ford MapCare" for discussion about anticipated trends in automotive revenue, gross profit and gross margin.
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
The China automotive market is subject to aggressive competition, which may reduce our revenue per vehicle as competitors reduce software license fees.
Expanding our initial automotive entry in the Chinese market is a key component of our global growth strategy. The automotive software market in China is highly competitive. This competition comes from large international automotive software providers as well as domestic providers. The China navigation software market is seeing transition towards new business models by third party navigation product vendors, including substantially lower per unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage based insurance and utilizing data to create high definition maps. We may need to change or modify our license fee model in China in order to further compete effectively. Our inability to do so may have a material impact on our ability to expand into the China market. Even if we adopt new business models for licensing our software products to automobile manufacturers in China, we may not be able to recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all.
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
We may be unable to enter into agreements to provide automobile navigation products if we do not offer navigation products that serve geographies throughout the world or automobile manufacturers and OEMs are uncomfortable with our ability to support markets outside of the United States. Our automobile manufacturer and OEM customers may choose to partner with providers of location services with extensive international operations. We may be at a disadvantage in attracting such customers due to our business being concentrated in the United States, and we may not be successful in other geographies if customers are uncomfortable with the look and feel of our solutions. If we are unable to attract or retain such automobile manufacturer and OEM customers, our revenue and operating results will be negatively affected.

We may incur substantial costs when engaging with a new automotive navigation customer and may not realize substantial revenue from that new customer in the short-term, if at all.
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict when we will generate revenue from new customers, if at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. Our relationship with GM includes brought-in services for vehicles and in January 2015 GM launched the new version of its OnStar RemoteLink mobile application, but we cannot assure you that the OnStar RemoteLink project will lead to us receiving significant revenue in the short-term, if at all. We also entered into a contract with GM to provide its worldwide connected navigation services beginning with select model year 2017 vehicles. We do not expect to receive any revenue from the launch of those vehicles until the second half of fiscal 2017, and in the course of the development of those vehicles we may be designed out altogether. We cannot assure you that when and if our products go into production and launch in GM vehicles and become available for sale, they will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees.
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

The advertising business is subject to seasonality, and we may not successfully grow our advertising revenue if we are unable to attract and retain advertisers.
We believe the advertising business is subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2015, we experienced higher advertising revenue as the second quarter is traditionally stronger due to seasonality; however, advertising revenue subsequently declined sequentially in both the three months ended March 31, 2016 and June 30, 2016. Similarly, we experienced higher advertising revenue in our second quarter ended December 31, 2016.
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
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In the six months ended December 31, 2016 and 2015, AT&T represented 6% and 10% of our total revenue, respectively. In the last three fiscal years, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that revenue from our relationship with AT&T and other carriers will continue to decline and may be eliminated altogether in the future. AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues, and AT&T may decide to terminate our business relationship. Our failure to maintain our relationship with AT&T would substantially harm our business. In addition, our other sources of revenue from our location-based platforms, including automotive navigation and location-based advertising, have substantially lower margins than wireless carrier mobile navigation revenue and, as a result, we would have to generate substantially more revenue from those services to replace the declining wireless carrier revenue. As a result of the lower margins on automobile navigation and advertising revenue, we anticipate that we will continue to incur net losses in fiscal 2017 and possibly future periods.
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
We face intense competition in our market, especially from competitors that offer their mobile location services for free, which could make it difficult for us to acquire and retain customers and end users.
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, similar to Sprint, or alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple CarPlay or Google's auto initiatives, are adequate and may not purchase our solutions with their new cars.
We compete in the automotive navigation market with established automobile manufacturers and OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, Robert Bosch GmbH, Elektrobit Corporation, Garmin, Ltd., HERE, TomTom and NNG LLC, as well as other competitors such as Apple and Google. We compete in the advertising network services business with mobile platform providers, including Google, Apple, Facebook, Inc., AOL Inc., xAD, Inc., Verve Wireless, Inc., PlaceIQ, Inc. and NinthDecimal, Inc., among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	the provision of their services at no or low cost to consumers;

•	significantly greater revenue and financial resources;

•	stronger brand and consumer recognition regionally or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of mobile and non-mobile products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger wireless carrier, automotive, handset manufacturer and advertising agency relationships;

•	stronger international presence, which could make our larger competitors more attractive partners to automotive manufacturers and OEMs;

•	greater resources to make and integrate acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.
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
In the future, we may make acquisitions to improve our navigation services offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Mergers and acquisitions are inherently risky, and any mergers and acquisitions we complete may not be successful. Future mergers and acquisitions we may pursue would involve, numerous risks, including the following:

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire, that are geographically remote from our existing operations;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	our inability to retain key personnel of the companies we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and customers of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies.
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

We lease our headquarters facility under a sublease from Avaya Inc., or Avaya, which is involved in bankruptcy proceedings and if Avaya rejects the sublease during its bankruptcy proceedings, termination of our sublease could have a material and adverse effect on our results of operations and financial condition.
We lease our headquarters facility under a sublease from Avaya, which filed voluntary petitions under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on January 19, 2017. In connection with the resolution of the Avaya bankruptcy estate, Avaya may assume or reject our sublease for our facility or the master lease within 120 days after it filed the bankruptcy petition. If Avaya rejects the master lease, our sublease would also be rejected. If Avaya rejects the sublease or the master lease, our sublease would be terminated and we would have to either renegotiate a lease for our current facility directly with the building’s owner or seek and lease a new headquarters’ facility. In the event we have to seek a new facility, we may not be able to secure similar space on terms as favorable as our sublease. In addition, we may incur expenses related to relocating our offices and staff, as well as incur a substantial loss on improvements we have made to the facility. We may be able to renegotiate a new lease for our current space, but we cannot provide any assurance that we will be able to reach agreement on such a lease or that it will be on terms as favorable to us as our existing sublease. If Avaya rejects our sublease or the master lease, we could experience a material and adverse effect on our financial condition and results of operations.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of December 31, 2016 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 31, 2016, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may fluctuate for a variety of reasons, including:

•	impact from our inability to benefit from the carryback of net losses expected in the current fiscal year and thereafter due to the limitations of the two year loss carryback for federal tax purposes.

•	changes in forecasted annual operating income or loss by jurisdiction and forecasted withholding taxes;

•	changes in relative proportions of revenue and income or loss before taxes in the various jurisdictions in which we operate;

•	changes to the valuation allowance on net deferred tax assets;

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

•
impact from withholding tax requirements in various non-U.S. jurisdictions and our ability to recoup those withholdings, which may depend on how much revenue we have in a particular jurisdiction to offset the related expenses;

•	impact from acquisitions and related integration activities; or

•	impact from new FASB requirements.
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2014, 2015 and 2016 and potentially future years in the United States, we maintained a full valuation allowance on deferred tax assets in the United States. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets in Brazil and the United Kingdom. In the event deferred tax assets in Germany cannot be realized based upon the ability to generate future income in Germany, our effective tax rate would be negatively impacted.
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
We rely on our automotive and OEM customers to provide us with reports on the number of vehicles they sell with our on-board and brought-in navigation services included and to remit royalties for those sales to us. We also rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third party service providers. The risk of inaccurate reports may increase as our customers expand internationally and increase the number of manufacturing locations. For example, in the three months ended September 30, 2016, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint venture in the People's Republic of China. If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in reporting from auto manufacturers and wireless carriers. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period, which could harm our business, operating results and financial condition.

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
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. Our agreement with TomTom to license TomTom map data for voice-guided turn by turn GPS navigation service for our existing mobile navigation products was automatically renewed under its existing terms through December 31, 2017. The term of our TomTom agreement will automatically renew for one additional one-year period until December 31, 2018, by which time the term of our TomTom agreement shall not be further renewed. Our agreement with HERE was automatically renewed under its existing terms through January 31, 2018, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term.
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
AWS hosting services are potentially vulnerable to damage or interruption from a variety of sources, including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. We have not yet completed a comprehensive business continuity plan and there can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we were to experience damage or interruptions to AWS hosting services our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.
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
Poor performance in or disruptions of our services could harm our reputation, delay market acceptance of our services and subject us to liabilities. Our wireless carrier agreements and automotive manufacturer and OEM agreements for brought-in and connected navigation solutions require us to meet at least 99.9% operational uptime requirements, excluding scheduled maintenance periods, or be subjected to penalties. Any outage in a network or system, or other unanticipated problem that leads to an interruption or disruption of our navigation services, could have a material adverse effect on our operating results and financial condition.
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
As of December 31, 2016, we had international operations in China, Romania, Germany, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and OEMs, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 88% and 97% of our total revenue in the six months ended December 31, 2016 and 2015, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in particular countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space. In fiscal 2016, Nokia sold its mobile phone business to Microsoft and sold HERE, its mapping business, to a consortium of German automobile manufacturers. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. In the event that we lost a map supplier, we may be unable to replace our map suppliers and the remaining map suppliers may increase license fees. In addition, as we continue to use more OSM-based maps and no longer purchase maps from those suppliers, we may be unable to purchase other data that is integral to our navigation products from our existing map suppliers.
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
Our business involves the collection, storage, processing and transmission of users’ personal data including information about routes mapped and taken. An increasing number of organizations, including large online and offline merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. While we work to evaluate and improve our security, we have been subject to such attacks in the past, although they have not, to our knowledge, resulted in the disclosure of user information. A breach of security or privacy could have negative consequences to our reputation, which could result in users discontinuing or reducing their use of our products and our automotive OEM and advertising customers terminating their agreements with us, and could have significant out-of-pocket financial impact, which could harm our business. Similarly, a breach of security or privacy in vehicles in which our navigation products are installed could result in a reduction in adoption of our navigation products.
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
Our use of open source software could negatively affect our ability to sell our service and subject us to possible litigation.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of December 31, 2016, only four research analysts published reports regarding our company. In addition, if our stock was to trade at prices below $5.00 per share in the future for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and affiliates beneficially owned (as determined in accordance with the rules of the SEC) approximately 34.1% of our common stock outstanding as of December 31, 2016. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.36+	Second Amendment, effective December 5, 2016, to Amended and Restated Territory License No. 8, dated April 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	Filed herewith
10.16.37+	Third Amendment, effective December 6, 2016, to Territory License No. 9, dated February 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	Filed herewith
10.16.38+	Second Amendment, effective December 6, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	Filed herewith
10.26.20+	Amendment No. 20, effective January 1, 2016, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	February 3, 2017	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	February 3, 2017	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.36+	Second Amendment, effective December 5, 2016, to Amended and Restated Territory License No. 8, dated April 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	Filed herewith
10.16.37+	Third Amendment, effective December 6, 2016, to Territory License No. 9, dated February 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	Filed herewith
10.16.38+	Second Amendment, effective December 6, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	Filed herewith
10.26.20+	Amendment No. 20, effective January 1, 2016, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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