Form 10-Q
period 2017-03-31
Telenav, Inc.
filed 2017-05-05
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2017, there were approximately 43,734,500 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31, 2017	June 30, 2016*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,763	$21,349
Short-term investments	76,368	88,277
Accounts receivable, net of allowances of $54 and $111 at March 31, 2017 and June 30, 2016, respectively	48,294	42,216
Restricted cash	3,925	5,109
Income taxes receivable	646	687
Deferred costs	6,735	1,784
Prepaid expenses and other current assets	3,358	4,448
Total current assets	160,089	163,870
Property and equipment, net	4,690	5,247
Deferred income taxes, non-current	442	661
Goodwill and intangible assets, net	35,218	35,993
Deferred costs, non-current	29,481	10,292
Other assets	1,552	2,184
Total assets	$231,472	$218,247
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$10,703	$4,992
Accrued expenses	35,313	36,274
Deferred revenue	12,268	4,334
Income taxes payable	288	88
Total current liabilities	58,572	45,688
Deferred rent, non-current	979	1,124
Deferred revenue, non-current	48,916	19,035
Other long-term liabilities	1,246	2,715
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 43,735 and 42,708 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	44	43
Additional paid-in capital	157,119	149,775
Accumulated other comprehensive loss	(2,586)	(1,767)
Retained earnings (accumulated deficit)	(32,818)	1,634
Total stockholders’ equity	121,759	149,685
Total liabilities and stockholders’ equity	$231,472	$218,247
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2016.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Revenue:
Product	$24,426	$33,936	$91,653	$96,205
Services	10,639	12,342	37,640	39,387
Total revenue	35,065	46,278	129,293	135,592
Cost of revenue:
Product	13,174	20,957	53,533	57,404
Services	4,493	5,149	16,337	16,621
Total cost of revenue	17,667	26,106	69,870	74,025
Gross profit	17,398	20,172	59,423	61,567
Operating expenses:
Research and development	19,106	16,990	53,425	51,630
Sales and marketing	5,980	6,793	16,525	20,315
General and administrative	5,485	5,521	17,848	16,850
Legal settlement and contingencies	—	—	6,424	750
Restructuring	—	107	—	(1,361)
Total operating expenses	30,571	29,411	94,222	88,184
Loss from operations	(13,173)	(9,239)	(34,799)	(26,617)
Other income (expense), net	142	(610)	1,152	(277)
Loss before provision (benefit) for income taxes	(13,031)	(9,849)	(33,647)	(26,894)
Provision (benefit) for income taxes	663	(11)	805	429
Net loss	$(13,694)	$(9,838)	$(34,452)	$(27,323)

Net loss per share:
Basic and diluted	$(0.31)	$(0.23)	$(0.80)	$(0.66)
Weighted average shares used in computing net loss per share:
Basic and diluted	43,528	42,047	43,189	41,226

Stock-based compensation expense included above:
Cost of revenue	$32	$39	$96	$110
Research and development	1,557	1,483	3,944	4,712
Sales and marketing	515	582	1,545	2,257
General and administrative	521	516	1,569	1,808
Total stock-based compensation expense	$2,625	$2,620	$7,154	$8,887
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016

Net loss	$(13,694)	$(9,838)	$(34,452)	$(27,323)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	149	394	(446)	(183)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	61	362	(376)	129
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	13	14	3	20
Net increase (decrease) from available-for-sale securities, net of tax	74	376	(373)	149
Other comprehensive loss, net of tax	223	770	(819)	(34)
Comprehensive loss	$(13,471)	$(9,068)	$(35,271)	$(27,357)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2017	2016
Operating activities
Net loss	$(34,452)	$(27,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,886	2,696
Accretion of net premium on short-term investments	326	523
Stock-based compensation expense	7,154	8,887
Write-off of long-term investments	—	977
Gain on disposal of property and equipment	(3)	(15)
Bad debt expense	149	59
Changes in operating assets and liabilities:
Accounts receivable	(6,227)	(3,000)
Deferred income taxes	219	48
Restricted cash	1,184	191
Income taxes receivable	41	616
Deferred costs	(24,140)	(7,276)
Prepaid expenses and other current assets	1,090	(720)
Other assets	386	895
Trade accounts payable	5,774	5,485
Accrued expenses and other liabilities	(2,369)	(2,143)
Income taxes payable	200	(487)
Deferred rent	49	(505)
Deferred revenue	37,815	13,879
Net cash used in operating activities	(10,918)	(7,213)
Investing activities
Purchases of property and equipment	(867)	(1,775)
Purchases of short-term investments	(51,258)	(38,010)
Proceeds from sales and maturities of short-term investments	62,468	45,686
Proceeds from sales of long-term investments	246	—
Net cash provided by investing activities	10,589	5,901
Financing activities
Proceeds from exercise of stock options	2,354	1,536
Repurchase of common stock	—	(570)
Tax withholdings related to net share settlements of restricted stock units	(2,163)	(2,755)
Net cash provided by (used in) financing activities	191	(1,789)
Effect of exchange rate changes on cash and cash equivalents	(448)	(183)
Net decrease in cash and cash equivalents	(586)	(3,284)
Cash and cash equivalents, at beginning of period	21,349	18,721
Cash and cash equivalents, at end of period	$20,763	$15,437
Supplemental disclosure of cash flow information
Income taxes paid, net	$1,861	$150
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of connected car and location-based platform products and services. Our automotive and mobile navigation platform allows us to deliver enhanced location-based services to auto manufacturers, developers and end users through various distribution channels. Our advertising delivery platform delivers highly targeted advertising services leveraging our location expertise. We operate in three segments - automotive, advertising and mobile navigation. Our fiscal year ends on June 30, and in this report we refer to the fiscal year ended June 30, 2016 as “fiscal 2016” and the fiscal year ending June 30, 2017 as “fiscal 2017.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three and nine months ended March 31, 2017 and 2016.
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
Concentrations of risk and significant customers
Revenue related to services provided through Ford Motor Company and affiliated entities, or Ford, comprised 68% and 72% of revenue for the three months ended March 31, 2017 and 2016, respectively, and 69% and 69% of revenue for the nine months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 and June 30, 2016, receivables due from Ford were 68% and 64% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 10% of revenue for the nine months ended March 31, 2016. Revenue from AT&T was less than 10% of revenue for all other periods presented.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Restricted cash
As of March 31, 2017 and June 30, 2016, we had restricted cash of $3.9 million and $5.1 million, respectively, on our consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of March 31, 2017, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2016	$(1,889)	$122	$(1,767)
Other comprehensive income (loss) before reclassifications, net of tax	(446)	(376)	(822)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	3	3
Other comprehensive loss, net of tax	(446)	(373)	(819)
Balance, net of tax as of March 31, 2017	$(2,335)	$(251)	$(2,586)

The amounts reclassified from accumulated other comprehensive loss, net of tax, were determined using the specific identification method and the amounts were included in other income (expense), net, for the three and nine months ended March 31, 2017.

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the three and nine months ended March 31, 2017.
Long-term investments
As of March 31, 2017, the carrying value of our investments in privately held companies totaled $708,000. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. We regularly evaluate the carrying value of these cost method investments for impairment. We recorded impairment charges of $500,000 and $750,000 for cost method investments during the three and nine months ended March 31, 2016, respectively.
In addition, during the three and nine months ended March 31, 2016, we recorded an impairment charge of zero and $227,000, respectively, to write down to zero the carrying value of a convertible note issued in connection with the spin off of a product line developed by our Xi'an, China team.
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
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 31, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2016, that are of significance or potential significance to us, other than the following update:
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
We currently anticipate early adoption of ASC 606 effective July 1, 2017. Our ability to early adopt is dependent, in part, on the completion of our analysis of information necessary to restate prior period financial statements or adjust retained earnings, depending on the transition method we select. While we are in the process of selecting a transition method, we anticipate this standard will have a material impact on our consolidated financial statements. Even though our assessment of the impact of this standard is not complete, we currently believe the most significant impact will be to the recognition of revenue for certain of our automotive value-added and combined offerings, such as on-board navigation with map updates. We anticipate our revenue recognition for certain value-added offerings may change and we may no longer recognize revenue associated with certain software-related elements over the life of our contractual obligations.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(13,694)	$(9,838)	$(34,452)	$(27,323)
Weighted average common shares used in computing net loss per share, basic and diluted	43,528	42,047	43,189	41,226
Net loss per share, basic and diluted	$(0.31)	$(0.23)	$(0.80)	$(0.66)

The following outstanding shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Stock options	5,982	5,492	5,982	5,492
Restricted stock units	3,088	3,640	3,088	3,640
Total	9,070	9,132	9,070	9,132

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all of our cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three or nine months ended March 31, 2017 and 2016.
Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$16,355	$—	$—	$16,355
Cash equivalents:
Money market mutual funds	3,160	—	—	3,160
Commercial paper	1,248	—	—	1,248
Total cash equivalents	4,408	—	—	4,408
Total cash and cash equivalents	20,763	—	—	20,763
Short-term investments:
U.S. treasury securities	991	—	(2)	989
U.S. agency securities	1,932	—	(15)	1,917
Asset-backed securities	8,002	10	(9)	8,003
Municipal securities	11,541	5	(1)	11,545
Commercial paper	749	—	—	749
Foreign government securities	750	—	(1)	749
Corporate bonds	52,517	26	(127)	52,416
Total short-term investments	76,482	41	(155)	76,368
Cash, cash equivalents and short-term investments	$97,245	$41	$(155)	$97,131

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$14,308	$—	$—	$14,308
Cash equivalents:
Money market mutual funds	5,641	—	—	5,641
U.S. agency securities	1,400	—	—	1,400
Total cash equivalents	7,041	—	—	7,041
Total cash and cash equivalents	21,349	—	—	21,349
Short-term investments:
U.S. treasury securities	1,699	3	—	1,702
U.S. agency securities	5,907	22	—	5,929
Asset-backed securities	10,160	17	(2)	10,175
Municipal securities	6,004	14	—	6,018
Commercial paper	3,494	1	—	3,495
Corporate bonds	60,754	217	(13)	60,958
Total short-term investments	88,018	274	(15)	88,277
Cash, cash equivalents and short-term investments	$109,367	$274	$(15)	$109,626

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$36,515	$36,514
Due between one and two years	25,672	25,645
Due between two and three years	14,295	14,209
Total	$76,482	$76,368

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of March 31, 2017, we did not consider any of our investments to be other-than-temporarily impaired.

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
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of March 31, 2017 and June 30, 2016, we did not have any investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at March 31, 2017 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Fair Value Measurements at March 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market mutual funds	$3,160	$3,160	$—	$—
Commercial paper	1,248	—	1,248	—
Total cash equivalents	4,408	3,160	1,248	—
Short-term investments:
U.S. treasury securities	989	989	—	—
U.S. agency securities	1,917	—	1,917	—
Asset-backed securities	8,003	—	8,003	—
Municipal securities	11,545	—	11,545	—
Commercial paper	749	—	749	—
Foreign government securities	749	—	749	—
Corporate bonds	52,416	—	52,416	—
Total short-term investments	76,368	989	75,379	—
Cash equivalents and short-term investments	$80,776	$4,149	$76,627	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2016 (in thousands):

	Fair Value Measurements at June 30, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Cash equivalents:
Money market mutual funds	$5,641	$5,641	$—	$—
U.S. agency securities	1,400	—	1,400	—
Total cash equivalents	7,041	5,641	1,400	—
Short-term investments:
U.S. treasury securities	1,702	1,702	—	—
U.S. agency securities	5,929	—	5,929	—
Asset-backed securities	10,175	—	10,175	—
Municipal securities	6,018	—	6,018	—
Commercial paper	3,495	—	3,495	—
Corporate bonds	60,958	—	60,958	—
Total short-term investments	88,277	1,702	86,575	—
Cash equivalents and short-term investments	$95,318	$7,343	$87,975	$—
Amortization of net premium on short-term investments totaled $326,000 and $523,000 in the nine months ended March 31, 2017 and 2016, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the nine months ended March 31, 2017 and 2016, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2017 or June 30, 2016.

5.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of March 31, 2017 and June 30, 2016 was $31.3 million.
Intangible assets consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(9,986)	(9,210)
Intangible assets, net	$3,889	$4,665
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $258,000 and $307,000 for the three months ended March 31, 2017 and 2016, respectively, and $776,000 and $1.3 million for the nine months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, remaining amortization expense for intangible assets by fiscal year is as follows: $255,000 in fiscal 2017, $1.0 million in fiscal 2018, $1.0 million in fiscal 2019, $1.0 million in fiscal 2020 and $592,000 in fiscal 2021.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
Accrued compensation and benefits	$8,478	$9,308
Accrued royalties	17,854	15,331
Accrued legal settlement and contingencies	—	1,576
Other accrued expenses	8,981	10,059
	$35,313	$36,274

6.	Commitments and contingencies
Operating lease and purchase obligations
As of March 31, 2017, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments, net of sublease income, were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2017	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Thereafter
Operating lease obligations	$12,636	$858	$3,778	$3,433	$2,161	$1,808	$598
Purchase obligations	5,655	993	2,415	934	590	207	516
Total contractual obligations	$18,291	$1,851	$6,193	$4,367	$2,751	$2,015	$1,114
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. We have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T tendered the defense of the litigation to us and we defended the case on behalf of AT&T. During fiscal 2016, we accrued $850,000 related to this litigation. On January 12, 2017, we entered into a settlement and license agreement with Vehicle IP. In connection with the agreement, we made a one-time payment of $8.0 million and recorded $7.2 million of this amount as legal settlement and contingencies expense in our consolidated statement of operations in the nine months ended March 31, 2017. On January 31, 2017, Vehicle IP's claims against Telenav and AT&T were dismissed. We are not obligated to make any future payments with respect to the settlement or license. We also will have no further obligation to indemnify AT&T with respect to the case.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016. On April 7, 2017, the Court entered a 90 day stay in the case at the parties' request. Trial is currently scheduled for January 2020. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2016	5,370	$6.80
Granted	1,345	$5.31
Exercised	(370)	$6.36
Canceled	(363)	$6.58
Options outstanding as of March 31, 2017	5,982	$6.51	6.69	$13,556
As of March 31, 2017:
Options vested and expected to vest	5,543	$6.55	6.51	$12,364
Options exercisable	3,218	$6.84	5.15	$6,537
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2016	3,302
Granted	1,232
Vested	(1,012)
Canceled	(434)
RSUs outstanding as of March 31, 2017	3,088	1.43	$26,709
As of March 31, 2017:
RSUs expected to vest	2,590	1.31	$22,402

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the nine months ended March 31, 2017, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2016	1,719
Additional shares authorized	1,667
Granted	(2,577)
RSUs withheld for taxes in net share settlements	355
Canceled	591
Shares available for grant as of March 31, 2017	1,755
The following table summarizes the stock-based compensation expense recorded for stock options and RSUs issued to employees and nonemployees (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Stock option awards	$555	$518	$1,582	$1,369
RSU awards	2,070	2,102	5,572	7,518
Total stock-based compensation expense	$2,625	$2,620	$7,154	$8,887
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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2017	2016	2017	2016
Expected volatility	46%	43%	39%	47%
Expected term (in years)	5.35	4.58	4.25	4.53
Risk-free interest rate	1.89%	1.23%	1.28%	1.35%
Dividend yield	—%	—%	—%	—%

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
We previously granted 106,000 performance-based RSUs under the 2015 Program, of which no RSUs had been earned and 36,000 RSUs had been canceled. As of December 31, 2016, the remaining 70,000 RSUs were canceled as the performance conditions were not met. The cancellation of these RSUs resulted in a credit to stock-compensation expense of $546,000 during the three months ended December 31, 2016, which is reflected in our results of operations for the nine months ended March 31, 2017.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision (benefit) for income taxes was $805,000 in the nine months ended March 31, 2017 compared to $429,000 in the nine months ended March 31, 2016. In July 2016, the state of New York completed its audit of our income tax returns for fiscal 2010 through fiscal 2012. We paid $442,000 to settle the audit and recorded a tax benefit of $1.0 million in July 2016 to reverse the remaining related tax reserves. Our provision from income taxes of $805,000 for the nine months ended March 31, 2017 was comprised primarily of foreign withholding taxes on revenue generated in China and foreign taxes, partially offset by the aforementioned $1.0 million reversal of tax reserves. Our effective tax rate of 2% and 2% for the nine months ended March 31, 2017 and 2016, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two year carryback period.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of March 31, 2017 and June 30, 2016, our cumulative unrecognized tax benefits were $6.2 million and $6.7 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2017 and June 30, 2016 was $420,000 and $1.6 million, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued $261,000 and $570,000 for the payment of interest and penalties at March 31, 2017 and June 30, 2016, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open for fiscal 2012 through fiscal 2016 in the U.S., for fiscal 2012 through fiscal 2016 in state jurisdictions, and for fiscal 2011 through fiscal 2016 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
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

We report results in three business segments:

Automotive - Our automotive segment provides our automotive and mobile navigation platform to vehicle manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. We provide both embedded, or on-board, and mobile phone-based wireless connectivity, or brought-in, navigation solutions, as well as integrated on-board and connected navigation solutions. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. These solutions are often enhanced with connected services which leverage our cloud to provide real-time traffic, online search and map updates. Our brought-in connected solutions enable a mobile device that is paired with the vehicle to activate in-vehicle and voice-guided turn by turn navigation.

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

Our segment results for the three and nine months ended March 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue
Automotive	$25,476	$34,717	$94,487	$98,306
Advertising	5,284	5,156	20,037	16,695
Mobile Navigation	4,305	6,405	14,769	20,591
Total revenue	35,065	46,278	129,293	135,592
Cost of revenue
Automotive	14,112	21,495	56,095	58,947
Advertising	2,224	2,788	9,669	9,538
Mobile Navigation	1,331	1,823	4,106	5,540
Total cost of revenue	17,667	26,106	69,870	74,025
Gross profit
Automotive	11,364	13,222	38,392	39,359
Advertising	3,060	2,368	10,368	7,157
Mobile Navigation	2,974	4,582	10,663	15,051
Total gross profit	$17,398	$20,172	$59,423	$61,567
Gross margin
Automotive	45%	38%	41%	40%
Advertising	58%	46%	52%	43%
Mobile Navigation	69%	72%	72%	73%
Total gross margin	50%	44%	46%	45%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future results of operations, accounting for and future sources of revenue, expectations regarding expenses, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts," “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
We derive revenue primarily from automobile manufacturers and OEMs and advertisers and advertising agencies. We receive revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services. These manufacturers generally do not provide us with any volume or revenue guarantees. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners, which work closely with local and small business advertisers. We also derive a declining portion of revenue from our partnerships with wireless carriers, who pay us to enable their subscribers to use our mobile navigation services.
For our automotive segment customers, we offer our automotive and mobile navigation platform products and services to vehicle manufacturers and original equipment manufacturers, or OEMs, for distribution with their vehicles. We believe our history as a supplier of cloud-based navigation services provides a unique advantage in the automotive navigation marketplace over our competitors.
Our primary automotive customer to date, Ford Motor Company and affiliated entities, or Ford, currently distributes our embedded, or on-board, product as a standard or optional feature with its models. Our automotive products are now included in Ford models manufactured and sold in North America, Europe and China, as well as distributed in models sold in South America, Australia and New Zealand. Ford Australia and New Zealand also offers a map update program under which Ford owners with SYNC® 2 or SYNC® 3 in Australia and New Zealand are eligible to receive annual map updates at no additional cost through the contractual period. In the three months ended March 31, 2017, we also entered into an agreement with Ford to provide annual map updates to Ford SYNC 3 customers in Europe. See "Recent Developments - Ford Map Updates."
We have agreements with General Motors Holdings and its affiliates, or GM, which include our mobile phone-based wireless connectivity, or brought-in, services for GM's vehicles as well as integration of our on-board and connected navigation solutions in its vehicles. Our brought-in services for GM vehicles include GM's OnStar RemoteLink® and associated branded mobile applications powered by our location-based services platform, which includes mapping and one-box search. GM recently added new branding to the provisioning of this service which included MyBuick, MyCadillac, MyChevrolet and MyGMC, or the MyBrand applications. GM also offers a localized version of its OnStar RemoteLink in Europe for GM's Opel and Vauxhall brands. We anticipate this agreement will include model years 2018 to 2023. GM recently announced the sale of its Open and Vauxhall brands to PSA group.
In November 2016, we were selected to provide entry level on-board navigation through LG Electronics, Inc., or LG, a Tier 1 supplier for GM's select line of vehicles, for the European market launching in the next few months. We anticipate this agreement will include model years 2018 to 2022.
In February 2017, GM launched its first model featuring integration of our on-board and connected navigation solution, the 2017 Cadillac CTS and CTS-V. Due to additional delivery obligations in connection with the model year 2017 launch, we do not expect to recognize any revenue from GM on-board and connected navigation solutions in fiscal 2017, although we do expect an increase in deferred revenue. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model year 2018. We anticipate this agreement will include model years 2018 to 2019. See "Recent Developments - General Motors Extension."
We have a partnership with Toyota Motor Corporation, or Toyota, for brought-in navigation services where our Scout® GPS Link mobile application is available in Entune™ Audio Plus equipped Toyota vehicles in the United States. In August 2016, we and the Lexus division of Toyota announced that Lexus will begin offering Scout GPS Link in certain of its Lexus models equipped with Lexus Display Audio multimedia, and in September 2016, Lexus began shipping vehicles enabled to connect with our Scout GPS Link mobile application. In January 2017, Telenav and Xevo Inc. announced that Scout GPS Link and Xevo™ Engine Link were chosen to provide brought-in navigation services, including a fully interactive moving map, for select model year 2018 Toyota vehicles equipped with Entune 3.0, as well as certain Lexus vehicles. We do not expect shipments to commence until fiscal 2018. We anticipate this agreement will include model years 2018 to 2023.
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
We generate automotive revenue from the delivery of customized software and royalties from the distribution of this customized software in automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform. Ford pays us a royalty fee on SYNC 2 on-board solutions as the software is imaged onto an SD card and shipped for installation in vehicles and pays us a royalty fee on SYNC 3 on-board solutions as our software is installed in the vehicle.
In addition, we earn a royalty for each new vehicle owner who downloads the GM OnStar RemoteLink or associated application, whereby we provide enhanced search capabilities for contracted service periods. For our on-board and connected solutions, GM pays us a royalty fee as the software is imaged onto an SD card and shipped for installation in vehicles; this royalty includes a fee for the initial connected service to be provided once the vehicle is sold. GM will pay us an additional fee for connected solution subscriptions for each end user that elects to renew their OnStar Connected Navigation subscription with GM.
We also earn a royalty for each new Toyota and Lexus vehicle sold and enabled to connect with our Scout GPS Link mobile application, similarly provided over a contracted service period.
We generate advertising revenue from the delivery of display advertising impressions based on the specific terms of the advertising contract.
We also generate a declining portion of our revenue from subscriptions to certain of our mobile navigation services. End users with subscriptions for our services are generally billed for our services through their wireless carrier or through mobile application stores and marketplaces. Our wireless carrier customers pay us based on several different revenue models, including (1) a revenue sharing arrangement that may include a minimum fee per end user, (2) a monthly or annual subscription fee per end user, or (3) based on usage.

Recent Developments

On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP.  We have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T tendered the defense of the litigation to us and we defended the case on behalf of AT&T. During fiscal 2016, we accrued $850,000 related to this litigation. On January 12, 2017, we entered into a settlement and license agreement with Vehicle IP. In connection with the agreement, Telenav made a one-time payment of $8.0 million and we recorded $7.2 million of this amount as legal settlement and contingencies expense in our consolidated statement of operations in the three months ended December 31, 2016, which is reflected in our results of operations for the nine months ended March 31, 2017. On January 31, 2017, Vehicle IP's claims against Telenav and AT&T were dismissed. We are not obligated to make any future payments with respect to the settlement or license. We also will have no further obligation to indemnify AT&T with respect to the case.
Our legal settlement and contingencies expense for the nine months ended March 31, 2017 also reflects the reversal of an accrued liability of $0.7 million previously expensed related to other ongoing indemnification matters, which were also resolved in January 2017.

Ford Map Updates

We and Ford entered into an agreement to provide our map update solution in conjunction with our on-board navigation product for the Europe region, similar to Ford's offering in Australia and New Zealand, commencing in the three months ended March 31, 2017. Under this agreement, we agreed to provide map updates to Ford for distribution to its SYNC 3 navigation customers in Europe, which will increase our royalty amount per unit going forward. However, because map updates are provided over a contractual period, certain revenue related to the on-board navigation product, which we had been recognizing upon delivery, is now recognized over time along with the new map updates.
Offering map updates in Europe resulted in a substantial decline in our revenue under current U.S. generally accepted accounting principles, or GAAP, and a substantial increase in our deferred revenue and deferred cost balances for the three months ended March 31, 2017. We anticipate early adoption of the Financial Accounting Standard Board's, or FASB's, new accounting standard, ASC 606, Revenue from Contracts with Customers, effective July 1, 2017. With the adoption of ASC 606, we believe that our revenue recognition for certain value-added and combined offerings, such as on-board navigation with map updates, may change and we may no longer recognize revenue associated with certain software-related elements over the life of our contractual obligations. Our ability to early adopt is dependent, in part, on the completion of our analysis of information necessary to restate prior period financial statements or adjust retained earnings, depending on the transition method we select. While we are in the process of selecting a transition method, we anticipate this standard will have a material impact on our consolidated financial statements.
As a result of offering map updates in Europe in conjunction with our on-board navigation product, during the three months ended March 31, 2017 we began to experience the effects noted below as compared to the three months ended March 31, 2016 as described further in “ - Results of operations.” For the three months ending June 30, 2017 we anticipate the following continued effects as compared to the three months ended June 30, 2016:

•
Revenue is expected to decline substantially as certain revenue that we have been recognizing upon product delivery will now be recognized over the contractual period during which we provide map updates;

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

•	Net loss is expected to increase due to the decrease in revenue recognized;

•	Deferred revenue and deferred costs are expected to increase as we invoice and defer revenue related to the map updates offering in Europe; and

•	Adjusted EBITDA, a non-GAAP metric, is expected to decrease as our loss increases.

General Motors Extension

In May 2017, GM extended its partnership with Telenav to provide GM's next generation on-board and connected navigation solution on select cars for model years 2020 to 2025.

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
We have previously provided billings metrics, and beginning with the three months ended December 31, 2016 we began providing three new metrics: non-GAAP gross profit on billings, non-GAAP gross margin on billings and adjusted EBITDA on billings. We anticipate providing non-GAAP gross profit on billings, non-GAAP gross margin on billings and adjusted EBITDA on billings for at least the next quarter to assist investors in evaluating the financial performance of our business. Once we adopt ASC 606, we do not expect that we will continue to provide the metrics non-GAAP gross profit on billings, non-GAAP gross margin on billings and adjusted EBITDA on billings. See "Recent Developments - Ford Map Updates."
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue	$35,065	$46,278	$129,293	$135,592
Billings (Non-GAAP)	$60,152	$53,134	$167,108	$149,471

Increase in deferred revenue	$25,087	$6,856	$37,815	$13,879
Increase in deferred costs	$17,436	$2,974	$24,140	$7,276

Gross profit	$17,398	$20,172	$59,423	$61,567
Non-GAAP gross profit on billings	$25,049	$24,054	$73,098	$68,170

Gross margin	50%	44%	46%	45%
Non-GAAP gross margin on billings	42%	45%	44%	46%

Net loss	$(13,694)	$(9,838)	$(34,452)	$(27,323)
Diluted net loss per share	$(0.31)	$(0.23)	$(0.80)	$(0.66)

Adjusted EBITDA (Non-GAAP)	$(9,922)	$(6,353)	$(19,335)	$(16,887)
Adjusted EBITDA on billings (Non-GAAP)	$(2,271)	$(2,471)	$(5,660)	$(10,284)
Free cash flow (Non-GAAP)	$(8,355)	$(1,994)	$(11,785)	$(8,988)

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
Billings measure revenue recognized plus the change in deferred revenue from the beginning to the end of the period. Non-GAAP gross profit on billings reflects GAAP gross profit plus change in deferred revenue less change in deferred costs. Non-GAAP gross margin on billings reflects non-GAAP gross profit on billings divided by billings. We have also provided a breakdown of the calculation of the change in deferred revenue by segment, which is added to revenue in calculating our non-

GAAP metric of billings. In connection with our presentation of the change in deferred revenue, we have provided a similar presentation of the change in the related deferred costs. Such deferred costs primarily include costs associated with third party content and certain development costs associated with our customized software solutions. As deferred revenue and deferred costs become larger components of our operating results, we believe these metrics are useful in evaluating cash flow.
We consider billings, non-GAAP gross profit on billings and non-GAAP gross margin on billings to be useful metrics for management and investors because billings drive deferred revenue, which is an important indicator of the viability of our business. We believe non-GAAP gross profit on billings and non-GAAP gross margin on billings are useful metrics because they reflect the impact of the gross profit to be earned over time for such billings, exclusive of the incremental costs incurred to deliver any related service obligations. There are a number of limitations related to the use of billings and non-GAAP gross profit on billings versus revenue and gross profit calculated in accordance with GAAP. First, billings and non-GAAP gross profit on billings include amounts that have not yet been recognized as revenue or cost and may require additional services to be provided over contracted service periods. For example, billings related to certain connected solutions cannot be fully recognized as revenue in a given period due to requirements for ongoing provisioning of services such as hosting, monitoring and customer support. Similarly, there may be timing differences between when billings occur for customized software and when the related costs are incurred to develop that customized software. Accordingly, non-GAAP gross profit on billings does not include all costs associated with billings. Second, we may calculate billings, non-GAAP gross profit on billings and non-GAAP gross margin on billings in a manner that is different from peer companies that report similar financial measures, making comparisons between companies more difficult. When we use these measures, we attempt to compensate for these limitations by providing specific information regarding billings, non-GAAP gross profit on billings and non-GAAP gross margin on billings and how they relate to revenue and gross profit calculated in accordance with GAAP.
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
Adjusted EBITDA is a key measure used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA generally provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. However, for at least the next quarter we do not believe Adjusted EBITDA will be a meaningful metric due to the significant revenue recognition impact of the Ford map update offering in Europe. See "Recent Developments - Ford Map Updates" for further discussion.
Adjusted EBITDA on billings measures adjusted EBITDA plus the effect of changes in deferred revenue and deferred costs. We believe adjusted EBITDA on billings is a useful measure, especially in light of the significant impact we expect on reported GAAP revenue for certain value-added offerings we provide our customers, including Ford map updates. Adjusted EBITDA and adjusted EBITDA on billings, while generally measures of profitability, can also represent losses.
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
These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes for our financial results as reported under GAAP. Some of these limitations are:

•
We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support, or customized software development; accordingly, non-GAAP gross profit on billings, non-GAAP gross margin on billings and adjusted EBITDA on billings do not reflect all costs associated with billings;

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
Because of these and other limitations, you should consider billings, gross profit on billings, gross margin on billings, adjusted EBITDA, adjusted EBITDA on billings and free cash flow alongside other GAAP-based financial performance measures.
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

Reconciliation of Revenue to Billings

	Automotive		Advertising		Mobile Navigation		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$25,476	$34,717	$5,284	$5,156	$4,305	$6,405	$35,065	$46,278
Adjustments: Change in deferred revenue	25,123	6,992	—	—	(36)	(136)	25,087	6,856
Billings	$50,599	$41,709	$5,284	$5,156	$4,269	$6,269	$60,152	$53,134

	Automotive		Advertising		Mobile Navigation		Total
	Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Revenue	$94,487	$98,306	$20,037	$16,695	$14,769	$20,591	$129,293	$135,592
Adjustments: Change in deferred revenue	37,930	14,243	—	—	(115)	(364)	37,815	13,879
Billings	$132,417	$112,549	$20,037	$16,695	$14,654	$20,227	$167,108	$149,471

Reconciliation of Gross Profit to Gross Profit on Billings

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Gross profit	$17,398	$20,172	$59,423	$61,567
Gross margin	50%	44%	46%	45%

Adjustments to gross profit:
Change in deferred revenue	25,087	6,856	37,815	13,879
Change in deferred costs(1)	(17,436)	(2,974)	(24,140)	(7,276)
Net change	7,651	3,882	13,675	6,603

Gross profit on billings(1)	$25,049	$24,054	$73,098	$68,170
Gross margin on billings	42%	45%	44%	46%

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

	Three Months Ended March 31, 2017
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$60,083	$—	$1,101	$61,184
Deferred revenue, December 31	34,960	—	1,137	36,097
Increase (decrease) in deferred revenue	$25,123	$—	$(36)	$25,087

Deferred costs, March 31	$36,216	$—	$—	$36,216
Deferred costs, December 31	18,780	—	—	18,780
Increase in deferred costs	$17,436	$—	$—	$17,436

	Three Months Ended March 31, 2016
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$19,435	$—	$1,272	$20,707
Deferred revenue, December 31	12,443	—	1,408	13,851
Increase (decrease) in deferred revenue	$6,992	$—	$(136)	$6,856

Deferred costs, March 31	$10,417	$—	$—	$10,417
Deferred costs, December 31	7,443	—	—	7,443
Increase in deferred costs	$2,974	$—	$—	$2,974

	Nine Months Ended March 31, 2017
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$60,083	$—	$1,101	$61,184
Deferred revenue, June 30	22,153	—	1,216	23,369
Increase (decrease) in deferred revenue	$37,930	$—	$(115)	$37,815

Deferred costs, March 31	$36,216	$—	$—	$36,216
Deferred costs, June 30	12,076	—	—	12,076
Increase in deferred costs	$24,140	$—	$—	$24,140

	Nine Months Ended March 31, 2016
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$19,435	$—	$1,272	$20,707
Deferred revenue, June 30	5,192	—	1,636	6,828
Increase (decrease) in deferred revenue	$14,243	$—	$(364)	$13,879

Deferred costs, March 31	$10,417	$—	$—	$10,417
Deferred costs, June 30	3,141	—	—	3,141
Increase in deferred costs	$7,276	$—	$—	$7,276

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(13,694)	$(9,838)	$(34,452)	$(27,323)
Adjustments:
Legal settlement and contingencies	—	—	6,424	750
Restructuring accrual (reversal)	—	107	—	(1,361)
Deferred rent reversal due to lease termination	—	(621)	—	(1,242)
Stock-based compensation expense	2,625	2,620	7,154	8,887
Depreciation and amortization	626	780	1,886	2,696
Other income (expense), net	(142)	610	(1,152)	277
Provision (benefit) for income taxes	663	(11)	805	429
Adjusted EBITDA	$(9,922)	$(6,353)	$(19,335)	$(16,887)

Change in deferred revenue	25,087	6,856	37,815	13,879
Change in deferred costs(1)	(17,436)	(2,974)	(24,140)	(7,276)
Adjusted EBITDA on billings(1)	$(2,271)	$(2,471)	$(5,660)	$(10,284)

(1) We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

Reconciliation of Net Loss to Free Cash Flow

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(13,694)	$(9,838)	$(34,452)	$(27,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase in deferred revenue (1)	25,087	6,856	37,815	13,879
Increase in deferred costs (2)	(17,436)	(2,974)	(24,140)	(7,276)
Changes in other operating assets and liabilities	(5,339)	1,366	347	380
Other adjustments (3)	3,363	4,039	9,512	13,127
Net cash used in operating activities	(8,019)	(551)	(10,918)	(7,213)
Less: Purchases of property and equipment	(336)	(1,443)	(867)	(1,775)
Free cash flow	$(8,355)	$(1,994)	$(11,785)	$(8,988)

(1) Consists of royalties, customized software development fees and subscription fees.
(2) Consists primarily of third party content costs and customized software development expenses.
(3) Consist primarily of depreciation and amortization, stock-based compensation expense and other non-cash items.

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Three Months Ended March 31, 2017
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$35,065		$5,284		$25,476	$4,305	$29,781
Cost of revenue	17,667		2,224		14,112	1,331	15,443
Gross profit	17,398		3,060		$11,364	$2,974	14,338
Operating expenses:
Research and development	19,106		1,378	(2)			17,728
Sales and marketing	5,980		2,724	(2)			3,256
General and administrative	5,485		123	(3)			5,362
Total operating expenses	30,571		4,225				26,346
Loss from operations	(13,173)		(1,165)				(12,008)
Other income (expense), net	142		—	(4)			142
Loss before provision for income taxes	(13,031)		(1,165)				(11,866)
Provision for income taxes	663		—	(5)			663
Net loss	$(13,694)	$(13,694)	$(1,165)				$(12,529)

Adjustments:
Stock-based compensation expense		2,625	172	(2)			2,453
Depreciation and amortization expense		626	50	(2)			576
Other income (expense), net		(142)	—	(4)			(142)
Provision for income taxes		663	—	(5)			663
Adjusted EBITDA		$(9,922)	$(943)				$(8,979)
Change in deferred revenue		25,087	—				25,087
Change in deferred costs(6)		(17,436)	—				(17,436)
Adjusted EBITDA on billings(6)		$(2,271)	$(943)				$(1,328)

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
(6) We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Three Months Ended March 31, 2016
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$46,278		$5,156		$34,717	$6,405	$41,122
Cost of revenue	26,106		2,788		21,495	1,823	23,318
Gross profit	20,172		2,368		$13,222	$4,582	17,804
Operating expenses:
Research and development	16,990		978	(2)			16,012
Sales and marketing	6,793		3,606	(2)			3,187
General and administrative	5,521		494	(3)			5,027
Restructuring	107		146	(2)			(39)
Total operating expenses	29,411		5,224				24,187
Loss from operations	(9,239)		(2,856)				(6,383)
Other income (expense), net	(610)		—	(4)			(610)
Loss before benefit from income taxes	(9,849)		(2,856)				(6,993)
Benefit from income taxes	(11)		—	(5)			(11)
Net loss	$(9,838)	$(9,838)	$(2,856)				$(6,982)

Adjustments:
Stock-based compensation expense		2,620	196	(2)			2,424
Restructuring		107	146	(2)			(39)
Deferred rent reversal due to lease termination		(621)	(141)	(2)			(480)
Depreciation and amortization expense		780	94	(2)			686
Other income (expense), net		610	—	(4)			610
Benefit from income taxes		(11)	—	(5)			(11)
Adjusted EBITDA		$(6,353)	$(2,561)				$(3,792)
Change in deferred revenue		6,856	—				6,856
Change in deferred costs(6)		(2,974)	—				(2,974)
Adjusted EBITDA on billings(6)		$(2,471)	$(2,561)				$90

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
(6) We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Nine Months Ended March 31, 2017
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$129,293		$20,037		$94,487	$14,769	$109,256
Cost of revenue	69,870		9,669		56,095	4,106	60,201
Gross profit	59,423		10,368		$38,392	$10,663	49,055
Operating expenses:
Research and development	53,425		3,786	(2)			49,639
Sales and marketing	16,525		7,762	(2)			8,763
General and administrative	17,848		996	(3)			16,852
Legal settlement and contingencies	6,424		—	(4)			6,424
Total operating expenses	94,222		12,544				81,678
Loss from operations	(34,799)		(2,176)				(32,623)
Other income (expense), net	1,152		—	(5)			1,152
Loss before provision for income taxes	(33,647)		(2,176)				(31,471)
Provision for income taxes	805		—	(6)			805
Net loss	$(34,452)	$(34,452)	$(2,176)				$(32,276)

Adjustments:
Legal settlement and contingencies		6,424	—	(4)			6,424
Stock-based compensation expense		7,154	657	(2)			6,497
Depreciation and amortization expense		1,886	153	(2)			1,733
Other income (expense), net		(1,152)	—	(5)			(1,152)
Provision for income taxes		805	—	(6)			805
Adjusted EBITDA		$(19,335)	$(1,366)				$(17,969)
Change in deferred revenue		37,815	—				37,815
Change in deferred costs(7)		(24,140)	—				(24,140)
Adjusted EBITDA on billings(7)		$(5,660)	$(1,366)				$(4,294)

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

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Nine Months Ended March 31, 2016
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$135,592		$16,695		$98,306	$20,591	$118,897
Cost of revenue	74,025		9,538		58,947	5,540	64,487
Gross profit	61,567		7,157		$39,359	$15,051	54,410
Operating expenses:
Research and development	51,630		3,508	(2)			48,122
Sales and marketing	20,315		11,097	(2)			9,218
General and administrative	16,850		1,538	(3)			15,312
Legal settlement and contingencies	750		—	(4)			750
Restructuring	(1,361)		(229)	(2)			(1,132)
Total operating expenses	88,184		15,914				72,270
Loss from operations	(26,617)		(8,757)				(17,860)
Other income (expense), net	(277)		—	(5)			(277)
Loss before provision for income taxes	(26,894)		(8,757)				(18,137)
Provision for income taxes	429		—	(6)			429
Net loss	$(27,323)	$(27,323)	$(8,757)				$(18,566)

Adjustments:
Legal settlement and contingencies		750	—	(4)			750
Stock-based compensation expense		8,887	855	(2)			8,032
Restructuring		(1,361)	(229)	(2)			(1,132)
Deferred rent reversal due to lease termination		(1,242)	(300)	(2)			(942)
Depreciation and amortization expense		2,696	750	(2)			1,946
Other income (expense), net		277	—	(5)			277
Provision for income taxes		429	—	(6)			429
Adjusted EBITDA		$(16,887)	$(7,681)				$(9,206)
Change in deferred revenue		13,879	—				13,879
Change in deferred costs(7)		(7,276)	—				(7,276)
Adjusted EBITDA on billings(7)		$(10,284)	$(7,681)				$(2,603)

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
Revenue from our automotive segment represented 73% and 73% of our revenue in the nine months ended March 31, 2017 and 2016, respectively. Ford represented 69% and 69% of our revenue in the nine months ended March 31, 2017 and 2016, respectively. Our contract with Ford expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal.
Our automotive revenue is generated primarily from on-board automotive navigation solutions provided to Ford. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. In November 2016, we were selected to provide entry level on-board navigation through LG Electronics, Inc., or LG, a Tier 1 supplier for GM's select line of vehicles, for the European market launching in the next few months. We anticipate this agreement will include model years 2018 to 2022. In February 2017, GM launched its first model featuring integration of our on-board and connected navigation solution, the 2017 Cadillac CTS and CTS-V. Due to additional delivery obligations in connection with the model year 2017 launch, we do not expect to recognize any revenue from GM on-board and connected navigation solutions in fiscal 2017, although we do expect an increase in deferred revenue. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model year 2018. We anticipate this agreement will include model years 2018 to 2025.
Our product revenue is primarily derived from Ford's SYNC 2 and SYNC 3 on-board solutions. We recognize as revenue royalties earned from our Ford SYNC 2 on-board solutions as the software is reproduced onto an SD card and shipped for installation in vehicles; however, we recognize revenue from Ford SYNC 3 primarily as our software is installed in the vehicle by Ford. Accordingly, the timing of our revenue recognition has changed during Ford's global transition from SYNC 2 to SYNC 3. We experienced a lower level of orders and revenue in the three months ended September 30, 2016 as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. Ford fully transitioned to SYNC 3 in all major regions as of December 31, 2016.
Ford Australia and New Zealand also offers a map update program as part of its SYNC 2 and SYNC 3 product distribution. Under this program, Ford owners in Australia and New Zealand with SYNC 2 or SYNC 3 are eligible to receive annual map updates at no additional cost during the contractual period. We earn an annual fee and a per unit fee for these updates. As our solutions encompass greater value-added services, such as Ford’s map update program, there is potential for changes in the timing of revenue recognition. For example, we and Ford entered into an agreement to provide our map update solution in conjunction with our on-board navigation product for the Europe region, similar to Ford's offering in Australia and New Zealand, commencing in the three months ended March 31, 2017. Offering map updates with our on-board navigation product in Europe resulted in a substantial decline in our revenue under current GAAP, and a substantial increase in our deferred revenue and deferred cost balances for the three months ended March 31, 2017. See "Recent Developments - Ford Map Updates" for discussion about anticipated trends in automotive revenue and the changes in revenue recognition we anticipate when we adopt ASC 606. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
We derive automotive services revenue from our brought-in automotive navigation solutions. Billings for these services are recorded as deferred revenue and amortized to revenue over the estimated service periods. GM offers its OnStar RemoteLink mobile application powered by our location-based services platform, and we earn a one-time royalty for each new vehicle owner who downloads the OnStar RemoteLink or associated branded application. In addition, our Scout GPS Link mobile application is available in Entune Audio Plus equipped Toyota vehicles in the United States.
In August 2016, we and the Lexus division of Toyota announced that Lexus will begin offering Scout GPS Link in certain of its Lexus models, and in September 2016, Lexus began shipping vehicles enabled to connect with our Scout GPS Link mobile application. We earn a one-time royalty for each new Toyota or Lexus sold and enabled to connect to our Scout GPS

Link mobile application. In January 2017, Telenav and Xevo Inc. announced that Scout GPS Link and Xevo™ Engine Link were chosen to provide brought-in navigation services, including a fully interactive moving map, for select model year 2018 Toyota vehicles equipped with Entune 3.0, as well as certain Lexus vehicles. We do not expect shipments to commence until fiscal 2018. We anticipate this agreement will include model years 2018 to 2023.
Revenue from our advertising segment, which includes the delivery of display, location-based ads, represented 15% and 12% of our revenue in the nine months ended March 31, 2017 and 2016, respectively. Our advertising revenue is derived primarily from ad insertion orders contracted with advertising agencies, direct customers, and channel partners.

We also offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Scout by Telenav and Telenav GPS as well as under wireless carrier brands (or “white label” brands). Revenue from our Mobile Navigation segment represented 11% and 15% of our revenue in the nine months ended March 31, 2017 and 2016, respectively. Subscription fee revenue from our mobile navigation service has declined steadily from fiscal 2013 through the nine months ended March 31, 2017, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and others, including Sprint Corporation, or Sprint. We anticipate that mobile navigation revenue will continue to decline.

AT&T represented less than 10% of our revenue in the nine months ended March 31, 2017, and represented 10% of our revenue in the nine months ended March 31, 2016. In March 2017, our agreement with AT&T automatically renewed through March 2018, pursuant to its existing terms, and we continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. We have seen substantial declines in the number of paying subscribers for our services through AT&T over the past few years and we expect the number of subscribers and related revenue to continue to decline substantially. In addition, as AT&T shifts the manner in which our applications are preloaded on AT&T devices to one where users are directed to an application store to load our applications on their own, the rate of decline in our revenue from AT&T may increase as those subscribers may then search for other alternatives.

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

In fiscal 2017, we expect automotive and advertising revenue to represent the growing components of our revenue, but our expectations may not be realized. We expect that services revenue from wireless carrier customers, which has a higher gross margin than automotive and advertising revenue, will continue to decline substantially in fiscal 2017 due to the continued decline in the number of monthly recurring subscribers. See "Recent Developments - Ford Map Updates" for discussion about anticipated trends in automotive revenue, gross profit and gross margin.

In the nine months ended March 31, 2017 and 2016, we generated 88% and 97%, respectively, of our revenue in the United States. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in the three months ended September 30, 2016, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint ventures in China.

As we continue to increase our offering of various on-board and brought-in solutions for automotive customers, it is likely that the complexity of various accounting rules and required criteria may make revenue recognition more challenging in the years to come. Consequently, we believe that billings, non-GAAP gross profit on billings, non-GAAP gross margin on billings, adjusted EBITDA and adjusted EBITDA on billings, in conjunction with revenue and deferred revenue will be important metrics to measure in assessing the growth and health of the business. We anticipate providing non-GAAP gross profit on billings, non-GAAP gross margin on billings and adjusted EBITDA on billings for at least the next quarter until the adoption of ASC 606. See " - Key operating and financial performance metrics" for further discussion about these non-GAAP metrics.
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

We also capitalize and defer recognition of certain licensed map and POI content costs from third parties in a manner similar to deferred revenue for our brought-in automotive solutions and certain of our on-board solutions, and we recognize these deferred costs over the requisite service period. As the deferred revenue and related deferred costs are recognized as the underlying services are provided, we will also incur ongoing costs of revenue for network operations, hosting and data center, and customer service support over time. See "Recent Developments - Ford Map Updates" for discussion about anticipated trends in automotive revenue, gross profit and gross margin.
We primarily provide navigation service customer support through a third party provider to whom we provide training and assistance with problem resolution. In addition, we use outsourced, hosting services and industry standard hardware to provide our navigation services. We generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability, which could result in penalties for failure to meet contractual service availability requirements or termination of our customer agreement.
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
While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2017 and beyond, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing OpenStreetMap, or OSM, content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges.

Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. We anticipate continued investment of resources, including the hiring of [significant] additional headcount in, or reallocation of employee personnel to automotive and advertising.
Research and development. Research and development expenses consist primarily of personnel costs for our development and product management employees and related costs of outside consultants and temporary staffing. We have focused our research and development efforts on improving the ease of use and functionality of our existing and developing products and services. In addition to our U.S. employee base, a significant number of our research and development employees are located in our development centers in China and Romania; as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB, and the Romanian Leu, or RON.
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
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses. With our recent settlement of the Vehicle IP case, we anticipate that reduced legal expenses will drive decreased general and administrative expenses during the remainder of fiscal 2017. We may also be required to pay judgments, indemnification claims or other amounts, which we are unable to predict or estimate at this time.
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

There have been no material changes in our critical accounting policies and estimates during the nine months ended March 31, 2017 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2016.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of operations
The following tables set forth our results of operations for the three and nine months ended March 31, 2017 and 2016, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
Consolidated Statements of Operations Data	2017	2016	2017	2016
	(in thousands)
Revenue:
Product	$24,426	$33,936	$91,653	$96,205
Services	10,639	12,342	37,640	39,387
Total revenue	35,065	46,278	129,293	135,592
Cost of revenue:
Product	13,174	20,957	53,533	57,404
Services	4,493	5,149	16,337	16,621
Total cost of revenue	17,667	26,106	69,870	74,025
Gross profit	17,398	20,172	59,423	61,567
Operating expenses:
Research and development	19,106	16,990	53,425	51,630
Sales and marketing	5,980	6,793	16,525	20,315
General and administrative	5,485	5,521	17,848	16,850
Legal settlement and contingencies	—	—	6,424	750
Restructuring	—	107	—	(1,361)
Total operating expenses	30,571	29,411	94,222	88,184
Loss from operations	(13,173)	(9,239)	(34,799)	(26,617)
Other income (expense), net	142	(610)	1,152	(277)
Loss before provision (benefit) for income taxes	(13,031)	(9,849)	(33,647)	(26,894)
Provision (benefit) for income taxes	663	(11)	805	429
Net loss	$(13,694)	$(9,838)	$(34,452)	$(27,323)

	(as a percentage of revenue)
Revenue:
Product	70%	73%	71%	71%
Services	30%	27%	29%	29%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	37%	45%	41%	43%
Services	13%	11%	13%	12%
Total cost of revenue	50%	56%	54%	55%
Gross profit	50%	44%	46%	45%
Operating expenses:
Research and development	54%	37%	41%	38%
Sales and marketing	17%	15%	13%	15%
General and administrative	16%	12%	14%	12%
Legal settlement and contingencies	—%	—%	5%	1%
Restructuring	—%	—%	—%	(1)%
Total operating expenses	87%	64%	73%	65%
Loss from operations	(37)%	(20)%	(27)%	(20)%
Other income (expense), net	—%	(1)%	1%	—%
Loss before provision (benefit) for income taxes	(37)%	(21)%	(26)%	(20)%
Provision (benefit) for income taxes	2%	—%	1%	—%
Net loss	(39)%	(21)%	(27)%	(20)%

Comparison of the three and nine months ended March 31, 2017 and 2016
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue decreased 28% to $24.4 million in the three months ended March 31, 2017 from $33.9 million in the three months ended March 31, 2016. Product revenue decreased 5% to $91.7 million in the nine months ended March 31, 2017 from $96.2 million in the nine months ended March 31, 2016. The decrease in product revenue for the comparable three month period was due primarily to a decrease in royalty revenue recognized from the commencement of Ford's map update program in Europe, whereby revenue from certain on-board navigation product offered with map updates that we previously recognized as revenue upon delivery is now being deferred and recognized over the contractual period during which we provide map updates. The decrease in product revenue for the comparable nine month period was due primarily to the aforementioned effect of Ford's map update program in Europe, partially offset by an increase in royalty revenue from automotive navigation solutions through the six months ended December 31, 2016. Services revenue decreased 14% to $10.6 million in the three months ended March 31, 2017 from $12.3 million in the three months ended March 31, 2016. Services revenue decreased 4% to $37.6 million in the nine months ended March 31, 2017 from $39.4 million in the nine months ended March 31, 2016. The decrease in services revenue for the comparable three month period was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation revenue. The decrease in services revenue for the comparable nine month period was due primarily to a decrease in mobile navigation revenue, partially offset by an increase in advertising revenue.
Our cost of product revenue decreased 37% to $13.2 million in the three months ended March 31, 2017 from $21.0 million in the three months ended March 31, 2016. Our cost of product revenue decreased 7% to $53.5 million in the nine months ended March 31, 2017 from $57.4 million in the nine months ended March 31, 2016.  The decrease in the comparable three and nine month periods was due primarily to a decrease in third party content costs associated with automotive navigation solutions as a result of offering map updates in Europe in conjunction with our on-board navigation product, which requires that we defer the associated costs that we previously recognized upon delivery and now recognize them with the related revenue over the contractual period during which we provide map updates. The decrease in the comparable nine month period was due primarily to the aforementioned deferral of product costs, partially offset by an increase in third party content costs associated with increased automotive product revenue through the six months ended December 31, 2016. Furthermore, cost of product revenue decreased at a higher rate than product revenue due primarily to a decrease in third party content costs associated with increased royalty revenue and a higher percentage of revenue from Ford on vehicles sold in Europe and China, which regions generally have higher associated content costs. Our cost of services revenue decreased 13% to $4.5 million in the three months ended March 31, 2017 from $5.1 million in the three months ended March 31, 2016. Our cost of services revenue decreased 2% to $16.3 million in the nine months ended March 31, 2017 from $16.6 million in the nine months ended March 31, 2016. The decrease in the comparable three and nine month periods was due primarily to a decrease in cost of mobile navigation revenue associated with the decline in such revenue, partially offset by an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered.
Our gross profit decreased to $17.4 million in the three months ended March 31, 2017 from $20.2 million in the three months ended March 31, 2016. Our gross profit decreased to $59.4 million in the nine months ended March 31, 2017 from $61.6 million in the nine months ended March 31, 2016. Our gross margin increased to 50% in the three months ended March 31, 2017 from 44% in the three months ended March 31, 2016. Our gross margin increased to 46% in the nine months ended March 31, 2017 from 45% in the nine months ended March 31, 2016. The increase in gross margin for the comparable three month period was due primarily to an increase in automotive gross margin resulting from the commencement of Ford's map update program in Europe in the three months ended March 31, 2017, as the royalties earned from on-board navigation solutions for the Europe region that were recognized upon delivery in previous periods and carry a higher relative map cost and lower gross margin are now deferred and recognized over the contractual period, and to a lesser extent, an increase in gross margin from our advertising services revenue. See "Recent Developments - Ford Map Updates" for discussion about anticipated trends in revenue, gross profit and gross margin.
Revenue concentrations. In the three months ended March 31, 2017 and 2016, revenue from Ford represented 68% and 72% of our total revenue, respectively. In the nine months ended March 31, 2017 and 2016, revenue from Ford represented 69% and 69% of our total revenue, respectively. In addition, revenue from AT&T represented 10% of our total revenue in the nine months ended March 31, 2016. Revenue from AT&T was less than 10% of revenue in all other periods presented.
We primarily sell our services in the United States. In the three months ended March 31, 2017 and 2016, revenue derived from U.S. sources represented 88% and 98% of our total revenue, respectively. In the nine months ended March 31, 2017 and 2016, revenue derived from U.S. sources represented 88% and 97% of our total revenue, respectively.

Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
Revenue
Automotive	$25,476	$34,717	$94,487	$98,306
Advertising	5,284	5,156	20,037	16,695
Mobile Navigation	4,305	6,405	14,769	20,591
Total revenue	35,065	46,278	129,293	135,592
Cost of revenue
Automotive	14,112	21,495	56,095	58,947
Advertising	2,224	2,788	9,669	9,538
Mobile Navigation	1,331	1,823	4,106	5,540
Total cost of revenue	17,667	26,106	69,870	74,025
Gross profit
Automotive	11,364	13,222	38,392	39,359
Advertising	3,060	2,368	10,368	7,157
Mobile Navigation	2,974	4,582	10,663	15,051
Total gross profit	$17,398	$20,172	$59,423	$61,567
Gross margin
Automotive	45%	38%	41%	40%
Advertising	58%	46%	52%	43%
Mobile Navigation	69%	72%	72%	73%
Total gross margin	50%	44%	46%	45%

Automotive. Automotive revenue decreased 27% to $25.5 million in the three months ended March 31, 2017 from $34.7 million in the three months ended March 31, 2016. Automotive revenue decreased 4% to $94.5 million in the nine months ended March 31, 2017 from $98.3 million in the nine months ended March 31, 2016. The decrease in the comparable three month period was due primarily to a decrease in production royalty revenue of $9.2 million resulting from the commencement of Ford's map update program in Europe in the three months ended March 31, 2017, whereby revenue from certain on-board navigation product offered with map updates that we previously recognized as revenue upon delivery is now being deferred and recognized over the contractual period during which we provide map updates. The decrease in the comparable nine month period was due primarily to a decrease in production royalty revenue of $3.3 million resulting from the aforementioned effect of Ford's map update program in Europe, partially offset by an increase in royalty revenue from automotive navigation solutions through the six months ended December 31, 2016. The decreases in the three and nine month periods included a $1.4 million change in estimate by Ford related to the number of vehicles manufactured with our navigation software during prior quarters. Automotive revenue included customized software development and map compilation revenue of $0.1 million and $0.1 million in the three months ended March 31, 2017 and 2016, respectively, and $0.7 million and $1.1 million in the nine months ended March 31, 2017 and 2016, respectively. In addition, during the nine months ended March 31, 2017, our automotive deferred revenue increased $25.1 million primarily related to royalties from Ford Europe, Australia and New Zealand SYNC 3 map update programs, GM's OnStar RemoteLink and associated MyBrand applications and Toyota's Entune Audio Plus product. We experienced a lag in revenue as Ford utilized its SYNC 2 inventory and transitioned to SYNC 3 in various geographies during the three months ended September 30, 2016. For SYNC 3, we recognize revenue primarily when our software is installed in the vehicle, as compared to SYNC 2 for which we recognize revenue as the software is reproduced for installation in vehicles. Ford fully transitioned to SYNC 3 in all major regions as of December 31, 2016. Automotive revenue represented 73% and 75% of total revenue in the three months ended March 31, 2017 and 2016, respectively, and 73% and 73% of total revenue in the nine months ended March 31, 2017 and 2016, respectively.
Cost of automotive revenue decreased 34% to $14.1 million in the three months ended March 31, 2017 from $21.5 million in the three months ended March 31, 2016. Cost of automotive revenue decreased 5% to $56.1 million in the nine months ended March 31, 2017 from $58.9 million in the nine months ended March 31, 2016. The decrease in the comparable three and nine month periods was due primarily to a decrease in third party content costs of $7.6 million and $3.1 million, respectively, as a result of offering map updates in Europe in conjunction with our on-board navigation product, which requires that we defer the associated costs that we previously recognized upon delivery and now recognize them with the related revenue over the contractual period during which we provide map updates.
Automotive gross profit decreased 14% to $11.4 million in the three months ended March 31, 2017 from $13.2 million in the three months ended March 31, 2016. Automotive gross profit decreased 2% to $38.4 million in the nine months ended March 31, 2017 from $39.4 million in the nine months ended March 31, 2016. Automotive gross margin increased to 45% in the three months ended March 31, 2017 from 38% in the three months ended March 31, 2016, and increased to 41% in the nine months ended March 31, 2017 from 40% in the nine months ended March 31, 2016. The increase in gross margin for the comparable periods was due primarily to the commencement of Ford's map update program in Europe, as the royalties earned from on-board navigation solutions for the Europe region that were recognized upon delivery in previous periods and carry a higher relative map cost and lower gross margin are now deferred and recognized over the contractual period.
Advertising. Advertising revenue increased slightly to $5.3 million in the three months ended March 31, 2017 from $5.2 million in the three months ended March 31, 2016.  Advertising revenue increased 20% to $20.0 million in the nine months ended March 31, 2017 from $16.7 million in the nine months ended March 31, 2016. The increase in the comparable nine month period was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 15% and 11% of total revenue in the three months ended March 31, 2017 and 2016, respectively, and represented 15% and 12% of total revenue in the nine months ended March 31, 2017 and 2016, respectively.
Cost of advertising revenue decreased 20% to $2.2 million in the three months ended March 31, 2017 from $2.8 million in the three months ended March 31, 2016. Cost of advertising revenue increased 1% to $9.7 million in the nine months ended March 31, 2017 from $9.5 million in the nine months ended March 31, 2016. The decrease in the comparable three month period was due primarily to decreased third party ad exchange inventory costs of $0.4 million. The increase in the comparable nine month period was due primarily to increased third party ad exchange inventory costs of $1.0 million, partially offset by a decrease in amortization of intangible assets of $0.5 million as our acquired intangibles became fully amortized during the three months ended December 31, 2015 and a decrease in hosted services costs of $0.2 million. Our costs of advertising revenue increased at a lower rate than our advertising revenue due primarily to our improved ability to acquire high performing inventory that meets our customers' requirements at a lower effective cost per thousand impressions, or eCPM.
Advertising gross profit increased 29% to $3.1 million in the three months ended March 31, 2017 from $2.4 million in the three months ended March 31, 2016. Advertising gross profit increased 45% to $10.4 million in the nine months ended March 31, 2017 from $7.2 million in the nine months ended March 31, 2016. Advertising gross margin increased to 58% in the three months ended March 31, 2017 from 46% in the three months ended March 31, 2016, and increased to 52% in the nine months ended March 31, 2017 from 43% in the nine months ended March 31, 2016. The increase in gross margin in the comparable three and nine month periods was due primarily to the increased value of contracted insertion orders, combined with a lower inventory eCPM.
Mobile Navigation. Mobile navigation revenue decreased 33% to $4.3 million in the three months ended March 31, 2017 from $6.4 million in the three months ended March 31, 2016. Mobile navigation revenue decreased 28% to $14.8 million in the nine months ended March 31, 2017 from $20.6 million in the nine months ended March 31, 2016. The decrease in the comparable three and nine month periods was due primarily to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, Sprint and T-Mobile and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 12% and 14% of total revenue in the three months ended March 31, 2017 and 2016, respectively, and represented 11% and 15% of total revenue in the nine months ended March 31, 2017 and 2016, respectively.
Cost of mobile navigation revenue decreased 27% to $1.3 million in the three months ended March 31, 2017 from $1.8 million in the three months ended March 31, 2016.  Cost of mobile navigation revenue decreased 26% to $4.1 million in the nine months ended March 31, 2017 from $5.5 million in the nine months ended March 31, 2016. The decrease in the comparable three month period was due primarily to decreases in hosted services costs of $0.2 million and third party content costs of $0.2 million. The decrease in the comparable nine month period was due primarily to decreases in hosted services costs of $0.6 million, third party content costs of $0.4 million and payroll and related compensation and benefits of $0.3 million.
Mobile navigation gross profit decreased 35% to $3.0 million in the three months ended March 31, 2017 from $4.6 million in the three months ended March 31, 2016. Mobile navigation gross profit decreased 29% to $10.7 million in the nine months ended March 31, 2017 from $15.1 million in the nine months ended March 31, 2016. Mobile navigation gross margin was 69% and 72% in the three months ended March 31, 2017 and 2016, respectively, and 72% and 73% in the nine months ended March 31, 2017 and 2016, respectively.
Operating expenses
Research and development. Our research and development expenses increased 12% to $19.1 million in the three months ended March 31, 2017 from $17.0 million in the three months ended March 31, 2016.  Our research and development expenses increased 3% to $53.4 million in the nine months ended March 31, 2017 from $51.6 million in the nine months ended March 31, 2016. The increase in the comparable three month period was due primarily to increases of $1.5 million in payroll and related compensation and benefits expense and $0.4 million in outside services. Research and development expenses in the comparable nine month period increased due primarily to increases of $2.6 million in payroll and related compensation and benefits expense and $0.8 million in outside services, partially offset by a decrease in stock-based compensation of $0.8 million due primarily to the cancellation of performance-based stock awards for which the performance conditions were not met, and an increase in deferred customized software development costs of $1.0 million. As a percentage of revenue, research and development expenses increased to 54% in the three months ended March 31, 2017 from 37% in the three months ended March 31, 2016, and increased to 41% in the nine months ended March 31, 2017 from 38% in the nine months ended March 31, 2016. The total number of research and development personnel increased 30% to 554 at March 31, 2017 from 427 at March 31, 2016 as headcount increased primarily in our lower cost locations outside of the U.S. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses decreased 12% to $6.0 million in the three months ended March 31, 2017 from $6.8 million in the three months ended March 31, 2016. Our sales and marketing expenses decreased 19% to $16.5 million in the nine months ended March 31, 2017 from $20.3 million in the nine months ended March 31, 2016. The decrease in the comparable three month period was due primarily to decreases in payroll and related compensation and benefits expense, including commissions, of $0.5 million resulting from lower average headcount. The decrease in the comparable nine month period was due primarily to decreases in payroll and related compensation and benefits expense, including commissions, of $2.1 million resulting from lower average headcount, stock-based compensation expense of $0.7 million, advertising and promotion of $0.6 million and travel and entertainment of $0.3 million resulting primarily from lower headcount in our advertising business unit. As a percentage of revenue, sales and marketing expenses increased to 17% in the three months ended March 31, 2017 from 15% in the three months ended March 31, 2016, and decreased to 13% in the nine months ended March 31, 2017 from 15% in the nine months ended March 31, 2016. The total number of sales and marketing personnel increased 5% to 58 at March 31, 2017 from 55 at March 31, 2016.
General and administrative. Our general and administrative expenses were comparable at $5.5 million in each of the three months ended March 31, 2017 and 2016. Our general and administrative expenses increased 6% to $17.8 million in the nine months ended March 31, 2017 from $16.9 million in the nine months ended March 31, 2016. The increase in the comparable nine month period was due primarily to increases in legal expense of $0.5 million and outside services of $0.5 million, partially offset by a decrease in stock-based compensation expense of $0.2 million. As a percentage of revenue, general and administrative expenses increased to 16% in the three months ended March 31, 2017 from 12% in the three months ended March 31, 2016, and increased to 14% in the nine months ended March 31, 2017 from 12% in the nine months ended March 31, 2016. The total number of general and administrative personnel was 56 and 55 at March 31, 2017 and 2016, respectively.
Legal settlement and contingencies. Legal settlement and contingencies expense for the nine months ended March 31, 2017 included the portion of our $8.0 million settlement with Vehicle IP in January 2017 that was not previously accrued. Of the $8.0 million total settlement expense, $0.9 million was previously accrued in fiscal 2016. Legal settlement and contingencies expense in the nine months ended March 31, 2017 also reflected the reversal of an accrued liability of $0.7 million previously expensed related to other ongoing indemnification matters, which were also resolved in January 2017. The $6.4 million in total legal settlement and contingencies expense was recorded in the three months ended December 31, 2016.
Restructuring. The nine months ended March 31, 2016 reflect the reversal of a $1.4 million restructuring accrual related to our former Sunnyvale, California facility, as this amount represented the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable in connection with our office lease termination agreement.
Other income (expense), net. Our other income (expense), net increased to $0.1 million in the three months ended March 31, 2017 compared to $(0.6) million in the three months ended March 31, 2016. Our other income (expense), net increased to $1.2 million in the nine months ended March 31, 2017 compared to $(0.3) million in the nine months ended March 31, 2016. The increase in the comparable three and nine month periods was due primarily to write-offs of long-term investments included in the three and nine months ended March 31, 2016 that did not recur.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes was $0.7 million in the three months ended March 31, 2017 compared to $(11,000) in the three months ended March 31, 2016. Our provision for income taxes was $0.8 million in the nine months ended March 31, 2017 compared to $0.4 million in the nine months ended March 31, 2016. In July 2016, the State of New York completed its audit of our income tax returns for fiscal 2010 through fiscal 2012. We paid $0.4 million to settle the audit and recorded a tax benefit of $1.0 million in July 2016 to reverse the remaining related tax reserves. Our provision for income taxes of $0.8 million for the nine months ended March 31, 2017 was comprised primarily of foreign withholding taxes on revenue generated in China and foreign taxes, partially offset by the aforementioned $1.0 million reversal of tax reserves. Our effective tax rate of 2% and 2% for the nine months ended March 31, 2017 and 2016, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two year carryback period.
We anticipate that our foreign tax withholding obligation will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing NOL carryforwards and, accordingly, we have negotiated a price adjustment with a major customer.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2017 and June 30, 2016, our cumulative unrecognized tax benefits were $6.2 million and $6.7 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2017 and June 30, 2016 was $0.4 million and $1.6 million, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued $0.3 million and $0.6 million for the payment of interest and penalties at March 31, 2017 and June 30, 2016, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open for fiscal 2012 through fiscal 2016 in the United States, for fiscal 2012 through fiscal 2016 in state jurisdictions, and for fiscal 2011 through fiscal 2016 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
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
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Nine Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(10,918)	$(7,213)
Net cash provided by investing activities	10,589	5,901
Net cash provided by (used in) financing activities	191	(1,789)
Effect of exchange rate changes on cash and cash equivalents	(448)	(183)
Net decrease in cash and cash equivalents	$(586)	$(3,284)
At March 31, 2017, we had cash, cash equivalents and short-term investments of $97.1 million, which primarily consisted of corporate bonds, municipal securities, asset-backed securities, U.S. agency securities, commercial paper and money market mutual funds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of March 31, 2017, our accounts receivable balance was $48.3 million, of which Ford represented 68%.

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
Net cash used in operating activities. Net cash used in operating activities was $10.9 million and $7.2 million in the nine months ended March 31, 2017 and 2016, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our auto and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the nine months ended March 31, 2017, cash used in operating activities was primarily the result of a net loss of $34.5 million which was offset by non-cash charges for stock-based compensation of $7.2 million, depreciation and amortization of $1.9 million and $14.0 million from changes in our operating assets and liabilities. In the nine months ended March 31, 2016, cash used in operating activities was primarily the result of a net loss of $27.3 million which was offset by non-cash charges for depreciation and amortization of $2.7 million, stock-based compensation of $8.9 million, write-off of long-term investments of $1.0 million, accretion of net premium on short-term investments of $0.5 million and $7.0 million from changes in our operating assets and liabilities.
Net cash provided by investing activities. Our investing activities provided $10.6 million and $5.9 million during the nine months ended March 31, 2017 and 2016, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the nine months ended March 31, 2017, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $11.2 million. In the nine months ended March 31, 2016, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $7.7 million, partially offset by purchases of property and equipment of $1.8 million.
Net cash provided by (used in) financing activities. During the nine months ended March 31, 2017 and 2016, our financing activities provided cash of $0.2 million and used cash of $1.8 million, respectively. In the nine months ended March 31, 2017, cash of $2.4 million was provided from the exercise of stock options, partially offset by the utilization of $2.2 million for payment of tax withholdings related to net share settlements of RSUs. In the nine months ended March 31, 2016, we utilized $0.6 million of cash to repurchase our common stock and $2.8 million for payment of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $1.5 million provided from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of March 31, 2017, we had an aggregate of $18.3 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $18.3 million of future minimum commitments were comprised of $1.9 million due in fiscal 2017; $6.2 million due in fiscal 2018; $4.4 million due in fiscal 2019; $2.7 million due in fiscal 2020; $2.0 million due in fiscal 2021; and $1.1 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2017, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2009, Vehicle IP filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. We have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T tendered the defense of the litigation to us and we defended the case on behalf of AT&T. During fiscal 2016, we accrued $850,000 related to this litigation. On January 12, 2017, we entered into a settlement and license agreement with Vehicle IP. In connection with the agreement, Telenav made a one-time payment of $8.0 million and we recorded $7.2 million of this amount as legal settlement and contingencies expense in our consolidated statement of operations in the nine months ended March 31, 2017. On January 31, 2017, Vehicle IP's claims against Telenav and AT&T were dismissed. We are not obligated to make any future payments with respect to the settlement or license. We also will have no further obligation to indemnify AT&T with respect to the case.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016. On April 7, 2017, the Court entered a 90 day stay in the case at the parties' request. Trial is currently scheduled for January 2020. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
Risk related to our business
We incurred losses in fiscal 2014, 2015 and 2016, and in the first nine months of fiscal 2017. We expect that we will continue to incur losses in the remainder of fiscal 2017 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 27% and 20% in the nine months ended March 31, 2017 and 2016, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so.
We anticipate that we will continue to incur net operating losses at least through fiscal 2018, as we anticipate increased expenditures to operate our business. These expected losses are also due to the expected continued decline in our higher margin mobile navigation revenue. Furthermore, the time required to develop, test and deploy products between the time we secured the award of a new contract with GM, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources for this contract and contracts with other auto manufacturers and OEMs contribute to these expected losses. We also expect to continue to experience pressure on pricing in our negotiations with automobile manufacturers and OEMs as we enter into negotiations for contract renewals or new products where we are competing with larger suppliers that are competing on price, rather than features, or for vehicles where customers are price sensitive regarding navigation solutions. We also believe continued investments are necessary due to the early nature of our advertising business.
Although we are working to replace the continued decline in wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is typically 18 to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our relationship with GM. In addition, the revenue commencement at initial launch may not be significant depending on the auto manufacturer's or OEM's launch timing schedule across vehicle models and regions. For example, although our on-board and connected product with GM launched in February 2017, it was only launched in a single vehicle model and we do not have any control over when and whether it launches in other GM models.
Once we are able to recognize revenue from new automotive products, we may be required to recognize that revenue over time if there are contractual service periods or other obligations to fulfill. Certain contractual service periods or other obligations currently extend up to ten years. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. As a result of these factors, we believe we will incur a net operating loss and we will incur net losses at least through fiscal 2017, and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives;

•	competitive pressures on automobile navigation pricing from low cost suppliers and for vehicles where consumers are extremely price sensitive;

•	the recent demonstration by Google of in-car integration of Android Auto with Google Maps which did not require a mobile handset;

•	investments made by HERE and TomTom in high definition maps that may be leveraged to displace Telenav at our current customers;

•
changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the transition by Ford to its SYNC 3 platform, for which we have different revenue recognition criteria, or the adoption of our map update solution for Ford's European customers and its impact on the timing of our revenue recognition;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the seasonality of new vehicle production, including tooling and assembly changes and plant shutdowns;

•	the effectiveness of our entry into new business areas, such as advertising;

•	the loss of our relationship, a change in our revenue model, or a change in pricing with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automotive OEMs;

•	the sale of vehicle brands by automotive OEMs, such as the recently announced sale of Opel by GM to an automotive OEM with which we do not have an existing relationship;

•	the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;

•	the inability of our auto manufacturer customers to attract new end users;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Ford represented approximately 69% and 69% of our revenue in the nine months ended March 31, 2017 and 2016, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation continues to decline. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Ford recently announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors’ products or from price competition from third parties.
Our agreement with Ford expires in December 2017 and may be terminated by either party prior to expiration if the other party is insolvent or materially breaches its obligations and fails to cure such breach. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal. In the event that Ford does not elect to renew our contract after December 2017, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed.
We have limited experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford as a customer our revenue will decline.
Our automotive revenue could fluctuate due to the complexities of revenue recognition.
Due to the complexities of revenue recognition in accordance with GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. For example, our contractual arrangements with GM for its OnStar RemoteLink and associated MyBrand applications, Ford Australia and New Zealand and Ford Europe for their respective map update programs, and Toyota for its Entune Audio Plus and Lexus Display Audio multimedia equipped vehicles require that we defer revenue and recognize revenue over the term of the connected services or contractual obligation.
Because we and Ford entered into an agreement to provide our map update solution in conjunction with our on-board navigation product for the Europe region in the three months ended March 31, 2017, certain revenue related to the on-board navigation product, which we have been recognizing upon delivery, will now be recognized over time along with the new map updates. Offering map updates in Europe resulted in a substantial decline in our revenue and a substantial increase in our deferred revenue and deferred cost balances for the three months ended March 31, 2017. We anticipate that these changes will be mitigated in part due to our anticipated early adoption of ASC 606 effective July 1, 2017. However, if we are not able to adopt ASC 606 as of July 1, 2017 or if the impact of adoption is not in line with our current expectations, our revenue and profitability will continue to be affected by the revenue recognition requirements to which our business is currently subject. Investors may not understand the subtleties of these revenue recognition requirements and the trading prices of our common stock may be negatively affected.
Revenue recognition could also be impacted by changes in procurement patterns, shipping terms and title transfer. For on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. In addition, we recognize royalties earned from our on-board solutions. As our solutions encompass greater value-added services, there is potential for changes in the timing of revenue recognition.
In addition, our revenue recognition is becoming increasingly more complex with the evolution of our value-added products and services, such as our on-board and connected solutions. The agreements for these solutions can extend over several years and require multiple deliverables. Given the length of our contractual obligations, which often extend beyond the manufacture and sale of the vehicle when the royalty is determined and paid, we may have significant post-production obligations to provide on-board services or other services such as map compilation over an extended period of time. Such extended obligations can result in a delay in recognition of revenue, or the need to defer and recognize revenue over an extended period of time.
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
We may not be successful at adapting our business model for the Chinese automotive navigation market, which may reduce our revenue per vehicle as we try to compete in that market.
Expanding our initial automotive entry in the Chinese market is a key component of our global growth strategy. The automotive software market in China is highly competitive. This competition comes from large international automotive software providers as well as domestic providers. The Chinese navigation software market is seeing transition towards new business models by third party navigation product vendors, including substantially lower per unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage based insurance and utilizing data to create high definition maps. We may need to change or modify our license fee model in China in order to further compete effectively. Our inability to do so may have a material impact on our ability to expand into the Chinese market. Even if we adopt new business models for licensing our software products to automobile manufacturers in China, we may not be able to recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes that may occur in the Chinese market, could also impact us in additional competitive markets including, but not limited to, North America and Europe.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict when we will generate revenue from new customers, if at all. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. Our relationship with GM includes brought-in services for vehicles and in January 2015 GM launched the new version of its OnStar RemoteLink mobile application, but we cannot assure you that the OnStar RemoteLink project will lead to us receiving significant revenue in the short-term, if at all. We also entered into a contract with GM to provide worldwide on-board and connected navigation services beginning in model year 2017. Although our on-board and connected product launched in its first GM model in February 2017, the Cadillac CTS and CTS-V, we do not expect to recognize any revenue from the launch of the product in fiscal 2017 due to additional delivery obligations. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees.
In July 2015, we and Toyota announced a partnership for brought-in navigation services where Scout GPS Link is available in Entune Audio Plus equipped model year 2016 and later Toyota vehicles in the United States; and in August 2015, Toyota began shipping vehicles enabled to connect with our Scout GPS Link mobile application. On August 24, 2016, we and the Lexus division of Toyota announced that Lexus will begin offering Scout GPS Link in certain of its Lexus models, and in

September 2016, Lexus began shipping vehicles enabled to connect with Scout GPS Link. We cannot assure you that we will receive significant revenue from the Scout GPS Link project for Toyota in the long-term.
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
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles with, and adoption by, end users of our products offered by such automobile manufacturers, when our product is not a standard feature. Our on-board solutions may not satisfy automotive manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and OEMs do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and OEMs may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay from forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions.
The advertising business is subject to seasonality, and we may not successfully grow our advertising revenue if we are unable to attract and retain advertisers.
We believe the advertising business is subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2016 and 2015, we experienced higher advertising revenue as the second quarter is traditionally stronger due to seasonality; however, advertising revenue subsequently declined sequentially in the three months ended March 31, 2017 and 2016.
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
We have historically been substantially dependent on two wireless carrier customers for a large portion of our revenue. Sprint ceased paying us for mobile navigation provided to its subscribers in bundles on September 30, 2013. Our other large wireless carrier customers have also experienced declines in monthly recurring revenue from subscriptions for mobile navigation. In the nine months ended March 31, 2017 and 2016, AT&T represented less than 10% and 10% of our total revenue, respectively. In the last three fiscal years, AT&T subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with AT&T has declined accordingly. We anticipate that AT&T subscribers, and subscribers of other carriers who pay monthly recurring charges for our services, will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that revenue from our relationship with AT&T and other carriers will continue to decline and may be eliminated altogether in the future. In the event that our mobile navigation business ceases to be profitable or we determine that it diverts resources from growing areas of our business, we may ultimately elect to terminate our legacy wireless carrier mobile navigation business. In addition, AT&T may determine that the cost of offering our service to its subscribers outweighs the benefits if the drop off of subscribers continues, and AT&T may decide to terminate our business relationship. Our failure to maintain our relationship with AT&T would substantially harm our business. In addition, our other sources of revenue from our location-based platforms, including automotive navigation and location-based advertising, have substantially lower margins than wireless carrier mobile navigation revenue and, as a result, we would have to generate substantially more revenue from those services to replace the declining wireless carrier revenue. As a result in part of the lower margins on automobile navigation and advertising revenue, we anticipate that we will continue to incur net losses at least through fiscal 2018.
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
Our advertising services depend on our ability to collect, store and use information related to mobile devices and the ads we place, including a device's geographic location for the purpose of targeting ads to the user of the device. Our automotive navigation services also depend on our ability to collect, store and use such information as we deliver personalized navigation. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent with our practices. Any failure, or perceived failure, by us to comply with such laws could result in proceedings or actions against us by governmental entities, consumers or others. Such proceedings or actions could hurt our reputation, force us to spend significant amounts to defend ourselves, distract our management, increase our costs of doing business, require us to change our advertising services or disclosures, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our users from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, similar to Sprint, or alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple CarPlay or Google's auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford recently announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors’ products or due to price competition from third parties.
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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. We report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, our impairment review each year or on an interim basis shall be conducted by segment, which can result in a different outcome than if assessed on an overall consolidated basis. Revenue from our mobile navigation business has been declining substantially over the last few years and continued deterioration of this revenue base can result in an impairment of the goodwill and intangibles assigned to this reporting unit. In addition, in January 2016 we decided to shift our focus in our advertising business from growth to profitability. In the near-term, we took actions to reduce our operating costs. We have not recognized any impairment of goodwill in the three year period ended June 30, 2016 or in fiscal 2017 to date. However, our mobile navigation revenue continues to decline, our efforts to focus on profitability for our advertising business may not be effective, and losses may continue beyond our expectations.  As such, we may experience future write-downs of goodwill or other intangible assets.

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

We lease our headquarters facility under a sublease from Avaya Inc., or Avaya, which is involved in bankruptcy proceedings. Avaya may seek to reject the sublease during its bankruptcy proceedings and termination of our sublease could have a material and adverse effect on our results of operations and financial condition.
We lease our headquarters facility under a sublease from Avaya, which filed voluntary petitions under chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York on January 19, 2017. In connection with the resolution of the Avaya bankruptcy estate, Avaya may seek to reject our sublease for our headquarters facility. As a result of the possibility that Avaya may reject the sublease, we are exploring and evaluating a variety of lease options for our headquarters’ facility. In the event we have to seek a new facility, we may not be able to secure similar space on terms as favorable as our sublease. In addition, we may incur expenses related to relocating our offices and staff, as well as incur a substantial loss on improvements we have made to the facility. We may be able to renegotiate a new lease for our current space or comparable space, but we cannot provide any assurance that we will be able to reach agreement on such a lease on terms as favorable to us as our existing sublease. In either case, we could experience a material and adverse effect on our financial condition and results of operations.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of March 31, 2017 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2017, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2014, 2015 and 2016 and expected losses in fiscal 2017 and potentially future years in the United States, we maintained a full valuation allowance on deferred tax assets in the United States. Due to foreign operating losses in previous years and continued foreign earnings volatility, we continued to maintain a full valuation allowance for our foreign deferred tax assets in Brazil and the United Kingdom. In the event deferred tax assets in Germany cannot be realized based upon the ability to generate future income in Germany, our effective tax rate would be negatively impacted.
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
We rely on our automotive and OEM customers to provide us with reports on the number of vehicles they sell with our on-board and brought-in navigation services included and to remit royalties for those sales to us. We also rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third party service providers. The risk of inaccurate reports may increase as our customers expand internationally and increase the number of manufacturing locations. For example, in the three months ended September 30, 2016, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint ventures in the People's Republic of China and Thailand. If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in reporting from auto manufacturers and wireless carriers. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period, which could harm our business, operating results and financial condition.

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
We rely on third party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third party data and content increases substantially. Although we have integrated OSM data into our products, we may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps. We introduced mobile phone-based navigation with OSM and launched our first brought-in automotive navigation service with OSM in 2015. As a result, we may not have sufficient data for automotive manufacturers and OEMs to feel comfortable electing to use OSM in the products and services we provide them.
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
As of March 31, 2017, we had international operations in China, Romania, Germany, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and OEMs, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 88% and 97% of our total revenue in the nine months ended March 31, 2017 and 2016, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in certain countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements;

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, foreign tax withholding, restrictions on the repatriation of earnings and changes in tax rates;

•	difficulties in collecting accounts receivable balances in a timely manner;

•	dependence on foreign wireless carriers with different pricing models;

•	roaming charges to end users;

•	availability of reliable mobile networks in those countries;

•	requirements that we comply with local telecommunication regulations and automobile hands free laws in those countries;

•	requirements that we comply with local privacy regulations;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability in some jurisdictions;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
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
Our future success also will depend on our ability to attract, retain and motivate highly skilled personnel in the United States and internationally. All of our U.S. employees work for us on an at will basis. Competition for highly skilled personnel is intense, particularly in the software industry and for persons with experience with GPS and location services. The high degree of competition for personnel we experience has resulted in and may also continue to result in the incurrence of significantly higher compensation costs to attract, hire and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors, their former employers may attempt to assert that these employees or we have breached the former employees' legal obligations to the former employer, resulting in a diversion of our time and resources. In addition, existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. Our inability to attract and retain the necessary personnel could adversely affect our business and future growth prospects.
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
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space. In fiscal 2016, Nokia sold its mobile phone business to Microsoft and sold HERE, its mapping business, to a consortium of German automobile manufacturers. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. In the event that we lose a map supplier, we may be unable to replace our map suppliers and the remaining map suppliers may increase license fees. In addition, as we continue to use more OSM-based maps and no longer purchase maps from those suppliers, we may be unable to purchase other data that is integral to our navigation products from our existing map suppliers.
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
We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. However, our issued patents and any future patents that may issue may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not be issued from any of our current or any future applications.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. If one or more of the analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. As of March 31, 2017, only four research analysts published reports regarding our company. In addition, if our stock was to trade at prices below $5.00 per share in the future for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
In the past, the market price for our common stock has traded only slightly above the cash value of our common stock. If investors do not value our company as an ongoing business and only value it for the cash on our balance sheet, our stock price may decline if we continue to incur net losses and use our cash to fund operations. We may also attract investors who are looking for short-term gains in our shares rather than being interested in our long-term outlook. As a result, the price of our common stock may be volatile.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.
Our executive officers, directors, current 5% or greater stockholders and affiliates beneficially owned (as determined in accordance with the rules of the SEC) approximately 33.8% of our common stock outstanding as of March 31, 2017. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4.3	2009 Equity Incentive Plan, Amended and Restated as of January 27, 2017	8-K	10.4.3	1/31/2017
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TELENAV, INC.

Dated:	May 5, 2017	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	May 5, 2017	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4.3	2009 Equity Incentive Plan, Amended and Restated as of January 27, 2017	8-K	10.4.3	1/31/2017
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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