Form 10-K
period 2017-06-30
Telenav, Inc.
filed 2017-08-25
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933, as amended.    Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended.    Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth" company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $208 million (based on a closing sale price of $7.05 per share as reported for the NASDAQ Global Market). For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of June 30, 2017 was 43,946,228.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

TELENAV, INC.
FORM 10-K

Special Note Regarding Forward-looking Statements and Industry Data
This Annual Report on Form 10-K, or this Form 10-K, contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk factors,” “Management's discussion and analysis of financial condition and results of operations,” and “Business.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
In this Form 10-K, "Telenav," “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries.
The names Chatbaka™, Geobehavioral™, Geocookie®, HopOver™, LivingMap™, Location Index ™, Location Score ™, ONMYWAY®, RealReach™, RoadSense™, Scout®, Scout GPS Link™, Sipity®, skobbler®, Situational Targeting™, Telenav®, Telenav GPS Navigator™, Telenav Navigator™, Telenav Scout™, Thinknear®, Thinknear GeoVideo™, ThinkPolitical™TrueDelta™, and TurnStream™, as well as the Telenav, Scout, skobbler and Thinknear logos are our trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

ii

PART I.

ITEM 1.	BUSINESS
Overview
Telenav is a leading provider of connected car and location-based platform products and services. We utilize our automotive navigation platform and our advertising platform to deliver these products and services. Our automotive navigation platform allows us to deliver enhanced location-based services to automobile manufacturers, as well as original equipment manufacturers and tier one suppliers, to which we refer collectively as OEMs. Our advertising platform, which we provide through our Thinknear subsidiary, delivers highly targeted advertising services leveraging our location expertise for advertisers and advertising agencies. We report operating results in three business segments: automotive, advertising and mobile navigation. Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal years ended June 30, 2015, 2016 and 2017 and ending June 30, 2018 as fiscal 2015, fiscal 2016, fiscal 2017 and fiscal 2018, respectively. Our total revenue was $160.2 million in fiscal 2015, $183.3 million in fiscal 2016 and $169.6 million in fiscal 2017. Our net loss was $23.1 million in fiscal 2015, $35.3 million in fiscal 2016 and $47.3 million in fiscal 2017.
Our legacy mobile navigation business has declined steadily since fiscal 2013, and we expect it to continue to decline and represent less than 10% of our consolidated revenue commencing in the first quarter of fiscal 2018. Telenav began offering its mobile navigation services in 2003. Our mobile navigation business generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. The mobile navigation business has declined both in absolute dollars and as a percentage of revenue from $116.4 million, or 61% of our revenue, in fiscal 2013 to $19.0 million, or 11% of our revenue, in fiscal 2017, as subscriptions for paid navigation services declined in favor of free or freemium navigation services offered by our competitors with greater resources and name recognition, such as Google and Apple. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines. In the event our mobile navigation business ceases to be profitable or we determine that it diverts resources from strategic growth areas of our business, we may ultimately elect to terminate our legacy wireless carrier mobile navigation business.
We derive revenue primarily from automobile manufacturers and OEMs, advertisers and advertising agencies. We receive revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services and OEMs who provide larger systems in which our automotive navigation services are integrated. These manufacturers and OEMs generally do not provide us with any volume or revenue guarantees. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners, which work closely with local and small business advertisers.
For our automotive segment customers, we offer our automotive and mobile navigation platform products and services to vehicle manufacturers and OEMs for distribution with vehicles. We believe our history as a supplier of cloud-based navigation services combined with our proven track record of working closely with these automobile manufacturers and OEMs provides a unique advantage in the automotive navigation marketplace over our competitors. We offer traditional navigation products that are built into the vehicle, which we refer to as on-board, connected navigation services that use our mobile phone-based wireless connectivity, which we refer to as brought-in, and hybrid solutions that contain both on-board and connected functionality. We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 69% of our revenue in fiscal 2017, General Motors Holdings and its affiliates, or GM, and Toyota Motor Corporation, or Toyota.
We believe our advertising delivery platform offers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and believe we offer differentiated value to brick-and-mortar and brand advertisers through our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through advertising exchanges using programmatic real-time bidding, or RTB, tools.

Automotive Navigation
Industry background
We believe the automobile industry is undergoing a significant change in the way that it develops and acquires technology for vehicles. This shift is impacting automobile manufacturers and OEMs. Historically a car included a collection of relatively distinct functional capabilities, for example the radio, the air conditioning system and the braking system. Each system operated independently and thus could be provided by a different OEM or third party supplier. More recently, this piece-by-piece approach to assembling cars has been replaced with a much more comprehensive and systematic approach, which integrates a number of technology solutions within a vehicle. This transition is evident in the changes to in-car infotainment solutions, from which consumers are demanding better integrated and more feature rich experiences. This transition has impacted the delivery of navigation services in passenger vehicles. For instance, automobile manufacturers are introducing lower priced navigation units as a central component of on-board entertainment and information systems rather than as standalone units and are making navigation standard on more vehicles. Furthermore, enhanced integrated premium navigation solutions extend beyond traditional navigation units by combining audio and voice capabilities with wireless network connectivity to deliver real time location services, such as traffic, weather information and other connected data.
Automotive navigation systems are typically on-board or brought-in. On-board navigation systems represent the traditional products with all key navigation elements of the system residing in the car as a self-contained application along with the related software and content, and the system does not require access to the Internet or wireless networks to function. Brought-in systems utilize mobile phone-based wireless connectivity, but use the car's internal electronic systems including the video screen and audio capabilities. In some cases, the on-board service is enhanced by the delivery of certain “live” data and connected functionality, such as real-time traffic conditions, cloud search, and/or cloud routing delivered wirelessly to the on-board system for display, which results in a type of hybrid service capability.
Industry challenges
The automobile industry is experiencing significant consumer demand for in-car connected services resulting from the availability of mobile phone-based Internet services which have reset consumer expectations. For example, on-board navigation systems are limited to the vehicle in which they are installed. The mapping and POI data is loaded when the vehicle is manufactured and requires time, cost and effort to update through a visit to a dealer or via an SD card and more recently, through updates provided using Wi-Fi capabilities. These on-board systems have typically been sold as an optional feature for a one-time charge with limited adoption by consumers. Automobile manufacturers that can enhance the in-car experience with mobile connectivity and improved infotainment capabilities are finding greater acceptance from consumers, but the delivery of these capabilities is technically challenging and not a traditional part of the automobile manufacturer's capabilities. This challenge is driving automobile manufacturers to seek new partners to create differentiated in-car experiences. Automobile manufacturers and OEMs want to provide connected navigation services in a way that can be used safely by the driver “keeping hands on the wheel and eyes on the road” and effectively integrate with large in-vehicle display or vehicle speakers, voice recognition and location sensors. In addition, the automobile industry has seen the recent introduction of brought-in platforms and products such as Apple's CarPlay and Google's auto initiatives, including Open Automotive Alliance, which take control of the product and platform away from the automobile manufacturer or OEM and could diminish brand loyalty to the automobile manufacturer.
Our competitive strengths
Automobile manufacturers procure the various elements of each car that they manufacture from a number of suppliers directly and through OEMs. We work directly with automobile manufacturers such as Ford, GM and Toyota, as well as through OEMs. Our strong track record as a connected and personalized navigation services provider to mobile phones and our history of working with large wireless carriers has provided us with skills and technology that are well suited to meet the demands faced by today's automobile manufacturers and OEMs. The sales cycle for automotive navigation systems is long, consultative and requires direct and continuous engagement with the automobile manufacturer and OEMs to succeed in securing business. Often the automobile manufacturer uses the sales process to help it to define the ultimate product that it chooses to deliver to its end users in a way that not only enhances customer experience but also allows the automobile manufacturer to differentiate itself from the competition. We believe that our success with brought-in and on-board navigation at Ford, GM and Toyota, and the continuing shift in emphasis to connected services has demonstrated the strength of our offerings to other automobile manufacturers and OEMs. Our ability to bring innovative in-car user experiences that are optimized for the driving experience sets us apart from other providers of phone based offerings, such as Apple's CarPlay and Google's Android Auto.

Our automotive services and products
We entered the automotive navigation services business in fiscal 2008, initially with Ford, and our first brought-in navigation product was launched in Ford's model year 2010 vehicles. Since that time, we have been working with Ford and other automobile manufacturers and OEMs to provide our mobile navigation services and products worldwide through on-board and brought-in systems. Our technology powers automotive navigation services and products that provide accurate, easy to use and connected navigation services to drivers at a low cost.
Our primary automotive customer to date, Ford, currently distributes our on-board product as a standard or optional feature with its models. Our automotive products are now included in Ford models manufactured and sold in North America, Europe and China, as well as distributed in models sold in South America, Australia and New Zealand. Ford Europe and Ford Australia and New Zealand also offer a map update program under which Ford owners in Europe with SYNC® 3 and in Australia and New Zealand with SYNC® 2 or SYNC 3 are eligible to receive annual map updates at no additional cost through the contractual period. See "Management's Discussion and Analysis of Results of Operations - Recent Developments - Ford Map Updates." Most recently, we announced that Ford has chosen Telenav to provide connected services globally for Ford’s SYNC 3 platform starting with select model year 2018 vehicles.
We have agreements with GM that include our brought-in services for GM's vehicles as well as integration of our on-board and connected navigation solutions in its vehicles. Our brought-in services for GM vehicles include GM's OnStar RemoteLink® and associated branded mobile applications powered by our location-based services platform, which includes mapping and one-box search. GM recently added new branding to the provisioning of this service which included MyBuick, MyCadillac, MyChevrolet and MyGMC, or the MyBrand applications. GM also offers a localized version of its OnStar RemoteLink in Europe for GM's Opel and Vauxhall brands. GM recently sold its Opel and Vauxhall brands to PSA Group on August 1, 2017.
In November 2016, we were selected to provide entry level on-board navigation through LG Electronics, Inc., or LG, a Tier 1 supplier for GM's select line of vehicles, for the European market. This solution launched in in Opel's Adam and Corsa model vehicles in 2017. These products are expected to be made available in select vehicles for model years 2018 to 2022.
In February 2017, GM launched its first model featuring integration of our on-board and connected navigation solution, the 2017 Cadillac CTS and CTS-V. Due to specified future obligations in connection with the model year 2017 launch, we did not recognize any revenue from GM on-board and connected navigation solutions in fiscal 2017, although we did experience an increase in deferred revenue. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model year 2018 and 2019. In May 2017, GM extended its partnership with Telenav to provide GM's next generation on-board and connected navigation solution on select cars for model years 2020 to 2025.
We have a partnership with Toyota for brought-in navigation services where our Scout GPS Link mobile application is available in Entune® Audio Plus equipped Toyota vehicles in the United States and in certain of its Lexus models equipped with Lexus Display Audio multimedia. Toyota and Lexus vehicles enabled to connect with our Scout GPS Link began shipping in August 2015 and September 2016, respectively. In January 2017, Telenav and Xevo Inc. announced that Scout GPS Link and Xevo™ Engine Link were chosen to provide brought-in navigation services, including a fully interactive moving map, for select model year 2018 Toyota vehicles equipped with Entune 3.0, as well as certain Lexus vehicles. Our fully interactive solution is expected to become available for model years 2018 to 2023. We anticipate that Toyota and Lexus will offer both our current solution and the new fully interactive solution in model year 2018 vehicles, with the availability of each solution dependent upon the Toyota and Lexus model and trim level. Toyota has announced that the 2018 Camry will be the first model to be offered with the fully interactive solution.
In August 2017, Daimler selected Telenav’s enhanced OSM platform and navigation SDK to power its Mercedes-Benz COMAND TOUCH® Rear Seat Entertainment system throughout the world. Our solution will power the mapping, search and passenger-driver interactive functions.
Our products and services provide our automobile manufacturers and OEMs with the flexibility to use the full range of technologies to deliver on-board products, brought-in services or hybrid products and services, as well as to enhance our navigation solutions with real-time data such as traffic, fuel prices, fresh maps and POIs for enhanced user experiences by drivers. In addition, as the market transitions to cars that are “always connected,” we expect our product and service offerings to become more personalized.

Platform and architecture
Our offerings for automotive navigation services are tailored to meet the requirements of the automobile manufacturers and OEMs while leveraging our expertise with respect to client design and functionality. Our automotive navigation products also offer the capability to connect to our auto and mobile navigation platform for updated data and services. We have created an automotive reference product, or ARP, which allows us to show auto manufacturers and OEMs our entire product portfolio capabilities. Auto manufacturers or OEMs may then elect to have us configure the ARP to meet their needs as an on-board system or an on-board system with connectivity to live data services. In addition, we have designed custom versions of our navigation products to be exclusively cloud-based solutions for those manufacturers or OEMs seeking connected solution only services.
We have developed proprietary technologies that enable us to provide location-based mapping and navigation services. These technologies include both client-based and cloud-based services. Our client technologies include a navigation and guidance engine and tools that allow us to efficiently develop and deploy new applications for vehicles and mobile phones. Our back-end cloud services technologies allow us to deliver real-time location-based data and services capabilities to support our clients. We have developed a flexible platform that allows us to use multiple data providers for navigation, maps, points of interest, or POIs, traffic and other location-based content services. More recently, we have been expanding our offering of automotive solutions that utilize navigation to also enhance automotive OEM offerings of Advanced Driver Assistance Systems, or ADAS, and semi-autonomous capabilities. Such ADAS features use map attributes to tell the vehicle about upcoming road characteristics such as curvature and elevation. This information is used by the vehicle to improve fuel economy and safety.
In January 2014, we acquired skobbler GmbH, or skobbler, a leading provider of technologies that enhance OpenStreetMap, or OSM, mapping data. By combining skobbler's technologies with other proprietary Telenav technologies, we have developed a range of OSM capabilities that allow us to use these crowd sourced maps for more advanced services such as navigation. We deployed OSM as part of our Toyota solution, whereby Toyota’s Entune Audio Plus equipped vehicles and Lexus Display Audio multimedia equipped vehicles are enabled to connect with our Scout GPS Link mobile application. We believe that focusing our efforts on OSM will better position us relative to our competitors and expand the nature and extent of our product offerings.
Our software and client application development processes, which include design, porting and publication processes, allow us to extend our services to different automobiles across various automotive platforms and in-car electronic systems to meet the requirements of automobile manufacturers and OEMs for our on-board and brought-in automotive navigation products.
Our back-end cloud technologies include our Geographic Information System, or GIS, engines for local search, voice recognition, geo alert and advanced geo data aggregation, traffic and a mobile advertising platform. We have developed customized voice recognition technology built upon a third party voice recognition engine to serve the specific needs of navigation services customers. We leverage our existing back-end cloud technologies for deployment to automobile manufacturer and OEM solution applications. We utilize existing technology to expand the connectivity and service offerings for in-car experiences, including seamless interaction between end users' mobile devices and on-board automobile systems such as displays, sensors and audio for our automotive brought-in navigation solutions.
We developed a search technology that focuses on information with localized relevance and accuracy to address the needs of automotive and mobile phone users. Our proprietary GIS provides fast route and map generation while optimizing the route based on real-time traffic conditions. Because our proprietary GIS efficiently uses computing resources, we are able to scale our servers economically for our automotive brought-in solutions.
Advertising Platform
Industry background
Mobile advertising provides advertisers with many benefits over traditional advertising media and PC-based online advertising, such as anytime, anywhere access, personalization, location targeting and relevance. The development of the mobile advertising ecosystem has mirrored the development for online PC-based advertising. A key differentiator in the quality and effectiveness of mobile advertising is the ability to identify the location of the user. Location is a powerful indicator of an individual's interests and likely actions because it provides context about the user that is not available in traditional advertising. Advertising delivered to mobile devices has the potential to increase the impact and relevance of an ad to the user. For example, an ad can be targeted to a consumer who is in close proximity to a retail store, or to a consumer who may live in an area that advertisers wish to target based on demographics or other characteristics. Given the benefits of mobile advertising as compared to traditional offline advertising and PC-based online advertising, we expect and market studies indicate that marketers will continue to shift their advertising budgets to mobile as this market continues to grow.
Industry challenges
The mobile advertising marketplace is a dynamic, fast growing industry with many new participants. Advertisers are transitioning significant portions of their marketing budgets to the mobile marketplace where many of the traditional approaches to engaging customers are different and the means to reach their customers presents new challenges. These advertisers need to be able to conduct ad campaigns that achieve favorable return on investment, or ROI. ROI typically includes elements related to message reach, audience targeting capabilities and campaign effectiveness measurements.  Advertisers are particularly focused on measures of effectiveness for mobile which are much less mature and defined than other advertising options. The mobile advertising marketplace is comprised of application developers, advertising networks, mobile agencies, advertising exchanges and demand-side platforms, among others.  The various market participants tend to focus on specific elements of the marketplace and each try to deliver unique technology offerings to assist advertisers. Some focus on targeting, others on audience data and still others on the location information that makes the mobile marketplace distinct from all other advertising opportunities. Thinknear focuses on use of location data to build consumer insights, develop targeting tools, and create unique audiences that enable brands to connect with mobile consumers. Tracking the performance of ads in applications and user interactions with those ads is difficult and requires significant technological capabilities and know-how.
Our competitive strengths
Our mobile advertising solution combines the large and growing pool of mobile impressions marked with location information, a unique ability to focus on particular audiences, and dynamic user content customizable based on location.
We have developed a number of techniques that allow us to differentiate between ad impressions that include highly-accurate location data and those that do not. Our proprietary Location Score™ technology measures the accuracy of location information within advertising impressions in order to build audience segments that can be targeted for our customers. Our ability to effectively filter out inaccurate data is a key competitive advantage in the rapidly shifting mobile advertising space.
Because of our ability to identify real-time and historical location data, as well as our ability to ingest contextual targeting data, we can target our ads on specified demographics and advertiser defined customer segments. For example, an ad delivered in a geographic area where it happens to be raining can provide a rain-related message. An ad for sunblock can be limited to areas with a high level of sunlight and ultraviolet radiation. In addition, it is our ability to do this at significant scale that allows advertisers to reach their target audience.
Our services
Our advertising services are built around the ability to provide sophisticated location-based advertising in a manner that allows advertisers to connect with consumers on mobile devices. For example:
Creative - We run a wide range of creative ad units, including static, dynamic, mobile video and rich media content. Our creative allows national advertisers to easily “localize” their content without having to create thousands of individual campaigns. Our creative focuses on leveraging location data to incorporate local context such as distance to a store location, information on where to purchase a product or nearby events that could impact the potential consumer.
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
Platform and architecture
Our mobile advertising platform is hosted in the cloud, primarily by Amazon Web Services, or AWS. We leverage the flexibility and scalability of cloud service providers to meet our scale requirements.

We have developed proprietary technologies that enable us to deliver location-based advertising across all types of mobile devices at scale. Our platform integrates location-enabled mobile advertising inventory with a number of contextual and location-based triggers to allow us to target mobile users. Our platform permits us to bid and deliver ad impressions through advertising exchanges in less than 30 milliseconds and to do so on billions of potential impressions every day. In addition, we are able to target our mobile campaigns based on a variety of criteria beyond location. Our platform was built to provide scalability through the use of machine-based decision processes, which allows us to execute thousands of campaigns, each with complex targeting criteria across multiple inventory sources.

Infrastructure and operations
Automotive Navigation
Our end users rely on our services primarily while on the road. As a result, we strive to ensure the continuous availability of our services through our high quality hosting platform and operational excellence.
Data center facilities. We developed our infrastructure with the goal of maximizing the availability of our applications, which are hosted on a highly scalable and available network located in AWS facilities in California, Oregon, Virginia, Germany, Ireland and South Korea.
We entered into hosted service agreements with AWS for primary resource capacity in addition to disaster recovery capacity. Pursuant to the service agreements, AWS provides leased facility space, power, cooling and Internet connectivity for a term of one year, and such agreements are subject to renewal.

Advertising platform
We developed our advertising platform infrastructure with the goal of maximizing the performance of our platform. Our platform is hosted on a highly scalable and available network provided by AWS. Our advertising platform has been designed to place significant focus on the location of any particular unit of display advertising made available for purchase on real time bidding ad exchanges. This focus on location provides us with the speed and capability to more rapidly bid on the inventory that we believe is best suited for our customers' advertising needs. Our use of AWS provides significant flexibility with respect to service capability to meet any peaks in demand from our advertisers.

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
Our current research and development efforts are focused on:

•	timely execution and delivery of contracted customer solutions while maintaining strict adherence to requirements such as privacy and security;

•	developing a unified platform that enables efficient deployment of our solutions across multiple customers and programs;

•	improving and expanding features, functionality and performance of our existing services;

•	creating new applications, services and products for automobiles, mobile phones and mobile phone operating systems;

•	developing key technology and content to reduce third party costs;

•	developing innovative and engaging advertising products that allow for highly effective targeting of end users and provide for accurate measurement of behavior; and

•	building features and functionality that allow OSM to be used as a substitute for maps licensed from third party providers.

Our development strategy is to identify features, services and products that are, or are expected to be, needed or desired by end users.
As of June 30, 2017, our research and development team consisted of 604 people, 191 of whom are located in Santa Clara and Culver City, California and 413 of whom are located in Cluj, Romania; Shanghai and Xi'an, China; Berlin, Germany; and Incheon, South Korea. We have been successful in creating cross-border capabilities for high value engineering at lower cost. Our U.S., China and Romanian research and development operations function together to provide service and product development for our automotive customers. Our Romanian development efforts also focus on our OSM products. Our research and development expenses were $68.1 million, $68.9 million and $73.1 million for fiscal 2015, 2016 and 2017, respectively.
Marketing and sales
Automotive Navigation
In connection with sales efforts directed at auto manufacturers and OEMs, we employ a sales team that focuses on targeted customers and responds to requests for proposal and related sales opportunities.
The design and sales cycle for automotive navigation products and services is substantially longer than those associated with our advertising network services. The automotive sales cycle is consultative and requires direct and continuous management of the customer and OEMs to succeed in securing opportunities to design our services and products into new vehicles. Often the automobile manufacturer uses the sales process to help them to define the ultimate product that they choose to deliver to their end users. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated model year launch of the vehicle. However, once we launch services with an automobile manufacturer, our application and services are typically bundled with the vehicles for multiple years because of the longer automotive product cycles.
Advertising Platform
Marketing. We market our advertising services based upon our location and data expertise. We are building brand recognition and customer relationships based upon a consultative relationship with key advertising buyers, primarily advertising agencies. Given the mobile advertising marketplace is still in its infancy, we believe that we have an opportunity to influence the way buyers understand the advertising opportunity.
Sales. We are engaged in direct sales efforts to expand the reach of our mobile advertising solutions. We strive to improve the efficiency and productivity of our sales force, which will result in an increase in our advertising sales headcount during fiscal 2018; however, individual sales representatives typically take six to nine months to become fully productive.
Customers
We derive revenue primarily from automobile manufacturers and OEMs, and advertisers and advertising agencies. We derive our revenue primarily from automobile manufacturers and OEMs whose vehicles contain our proprietary software and are able to access our navigation services. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies that represent national and regional brands, and channel partners that work closely with local and small business advertisers. To a lesser extent, we have legacy relationships with wireless carrier customers to provide mobile navigation services to their subscribers through mobile phones.
We generate revenue from automobile manufacturers and OEMs for delivery of customized software and royalties from the distribution of this customized software for on-board, brought-in and hybrid automotive navigation solutions. In addition, we earn royalties from brought-in services for vehicle applications powered by our location-based services platform. We typically enter into long term supply arrangements with our auto customers to provide our solutions across multiple car models in multiple regions around the world.
We also generate revenue from advertisers and advertising agencies for the delivery of advertising impressions based on the specific terms of the advertising contract.
Our revenue from customers located in the United States comprised 96%, 97% and 88% of our total revenue for fiscal 2015, 2016 and 2017, respectively.
Ford
We are substantially dependent on Ford for our revenue. In fiscal 2015, 2016 and 2017, Ford represented 61%, 71% and 69% of our revenue, respectively. We expect Ford to represent a significant portion of our revenue for the foreseeable future.

We provide on-board navigation solutions to Ford pursuant to an agreement dated October 12, 2009. Our automotive products are now included in Ford models manufactured and sold in North America, Europe and China, as well as distributed in models sold in South America, Australia and New Zealand. We amended our SYNC 2 agreement with Ford to provide GPS on-board navigation integrated with Ford's SYNC 3 platform in April 2014.
We are the preferred provider for on-board navigation integrated with Ford's SYNC 2 and SYNC 3 platforms during the term of the agreement.
We have also entered into amendments with Ford such that Ford Europe and Ford Australia and New Zealand also offer a map update program under which Ford owners with SYNC 2, with respect to Australia and New Zealand only, or SYNC 3 in Europe, Australia and New Zealand are eligible to receive annual map updates at no additional cost through the contractual period.
In fiscal 2017, we also entered into amendments of our agreement with Ford pursuant to which Ford’s joint venture in China, Changan Ford Automobile Co., Ltd, became the primary contracting party for our relationship with Ford in that region.
Our agreement with Ford relating to navigation solutions integrated with Ford's SYNC 2 and SYNC 3 platforms expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach.
GM and LG
We have an agreement with GM to provide our brought-in services for GM's vehicles, which expires on December 31, 2019. Our on-board and connected navigation solutions are now available on select model year 2017 North American GM vehicles and under our agreements with GM we are obligated to provide for additional makes in additional regions through model year 2025. Additionally, we have an agreement with LG to provide our on-board navigation solution to LG for select GM vehicles for the European market. Such agreement expires June 30, 2022. Our agreements with GM, as well as our agreement with LG, allow either party to terminate the agreement if the other party is insolvent or breaches its obligations and fails to cure such breach, and permit GM, or LG as applicable, to terminate at its convenience.
Indemnification under automotive customer agreements
Under our agreements with Ford, GM and Toyota, we have obligations to indemnify each of them against, among other things, losses arising out of or in connection with any claim that our technology or services infringe third party proprietary or intellectual property rights. Our agreements with each of Ford, GM and Toyota may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or service infringed upon a third party's rights.
Safeguards against unauthorized data usage
We employ administrative, physical and technical safeguards to prevent unauthorized collection, access, use and disclosure of our end users' private data and to comply with applicable federal, state and local laws, rules and regulations. We do not use any end user data for direct marketing or promotions without the consent of the user and do not store any user location information that personally identifies the end user except to deliver and support our services. We are also required to comply with our customers' privacy and data securities policies.
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
We seek to patent key concepts, components, protocols, processes and other inventions. As of June 30, 2017, we held 130 U.S. patents and 124 foreign patents expiring between April 11, 2020 and September 21, 2035, and have 67 U.S. and 42 foreign patent applications pending. Of the pending 67 U.S. patent applications, 66 are nonprovisional utility patent applications. These patents and patent applications may relate to features and functions of our services and the technology platforms we use to provide them. We have filed, and will continue to file, patent applications in the United States and other countries where there exists a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
As of June 30, 2017, we owned the U.S. Patent and Trademark Office registered trademarks for Geocookie®, ONMYWAY®, Scout®, Sipity®, skobbler®, Telenav®, and Thinknear®, as well as the logos for Telenav, Scout and skobbler. We also own the Telenav registered trademark in Canada, China, the European Union, Mexico and the United Kingdom. We have several unregistered trademarks, including the marks Chatbaka™, Geobehavioral™, HopOver™, LivingMap™, Location Index ™, Location Score ™, MapStream™, RealReach™, RoadSense™, Scout GPS Link™, Situational Targeting™, Telenav GPS Navigator™, Telenav Navigator™, Telenav Scout™, Thinknear GeoVideo™, ThinkPolitical™, TrueDelta™, and TurnStream ™, as well as the Thinknear logo.
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
We also enter into various types of licensing agreements to obtain access to technology or data that we utilize in connection with our navigation services. Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. Our most important agreements are with the providers of maps pursuant to which we generally pay a monthly fee per end user or copy or a per transaction fee. We obtain map data from HERE North America, LLC, or HERE, pursuant to a master data license agreement dated December 1, 2002. HERE is principally owned by a consortium consisting of Audi AG, or Audi, BMW AG, or BMW, and Mercedes AG, or Mercedes. Our agreement with HERE was automatically renewed under its existing terms through January 31, 2018, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. In addition, we have entered into separate territory license agreements with HERE under which we are licensed to use certain map data for particular programs with certain of our current automotive customers to fulfill their requirements. The term of these territory licenses with HERE vary based on the customer and program, and can be extended for additional periods. Our agreement with HERE also allows a party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach.
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
We compete in the advertising network services business with mobile platform providers, including Google, Apple, Facebook, Inc., or Facebook, and GroundTruth, Inc., or GroundTruth, Verve Wireless, Inc., or Verve Wireless, PlaceIQ, Inc., or PlaceIQ, and NinthDecimal, Inc., or NinthDecimal, among others.
Competition in our markets is based primarily on product placement and performance including features, functions, reliability, flexibility, scalability and interoperability; automobile manufacturer and OEM and advertising agency relationships; technological expertise, capabilities and innovation; price of services and products and total cost of ownership; brand recognition; and size and financial stability of operations. We believe we compete favorably with respect to these factors based upon the performance, reliability and breadth of our services and products and our technical experience.
Some of our competitors and potential competitors enjoy advantages over us, either globally or in particular geographic markets, including with respect to the following:

•	significantly greater revenue and financial resources;

•	ownership of mapping and other content allowing them to offer a more vertically integrated solution;

•	stronger brand and consumer recognition in a particular market segment, geographic region or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger automotive, OEM, advertising agency and advertiser relationships;

•	more financial flexibility and experience to make acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.
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
Employees
As of June 30, 2017, we employed 746 people, including 604 in research and development, 61 in sales and marketing, 24 in customer support, data center operations, and advertising operations, and 57 in a general and administrative capacity. As of that date, we had 284 employees in the United States, 226 in China, 216 in Romania, 15 in Germany, three in Korea and two in Japan. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.
Executive Officers of the Registrant
The following table sets forth the names, ages (as of June 30, 2017) and positions of our executive officers:

Name	Age	Position
Dr. HP Jin	53	President, Chief Executive Officer and Chairman of the Board of Directors
Michael Strambi	55	Chief Financial Officer and Treasurer
Evan Berg	46	Vice President, Corporate Development and Strategy
Salman Dhanani	44	Co-President, Automotive Business Unit
Philipp Kandal	34	Senior Vice President, Engineering
Lily Toy	37	General Counsel and Secretary
Hassan Wahla	45	Co-President, Automotive Business Unit
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
Evan Berg has served as our vice president, corporate development and strategy since July 2013. Mr. Berg served as our senior director, business development from October 2012 to July 2013 and as our director, business development from September 2010 to October 2012. From February 2009 to February 2010, Mr. Berg served as senior director, corporate development of Avid Technology, Inc., a provider of an audio and video creation, protection and distribution platform.  From April 2008 to November 2008, Mr. Berg served as vice president, corporate and business development of Visible Measures Corp, acquired by AcuityAds, a platform provider to analyze and understand video engagement and insights.  From January 2006 to March 2008, Mr. Berg served as senior director, business and corporate development of Brightcove Inc., a provider of cloud solutions for delivering and monetizing video across all devices. From April 2000 to December 2005, Mr. Berg served in multiple roles, including senior director, business development, at Macromedia, Inc., a provider of web publishing products and solutions that was acquired by Adobe Systems Incorporated. From September 1996 to April 2000, Mr. Berg was a corporate attorney at Palmer and Dodge LLP, a law firm that merged with Lock Lord LLP.  Mr. Berg holds an M.B.A. and J.D. from Boston University and a Bachelor of Arts in Political Science from the University of Rochester.
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
Philipp Kandal has served as our senior vice president, engineering since January 2017. From October 2016 to January 2017, Mr. Kandal served as our vice president, engineering for automotive and OSM. From January 2014 to October 2016, Mr. Kandal served as our general manager, EU and head of OSM. From September 2008 to January 2014, Mr. Kandal served as co-founder and CTO of skobbler, prior to our acquisition of skobbler. Mr. Kandal holds an M.B.A. from the University of Cologne.
Lily Toy has served as General Counsel and Secretary since August 2017. Prior to that time, Ms. Toy served as our Acting General Counsel and Secretary from January 2017 to July 2017, Assistant General Counsel from September 2016 to January 2017 and Senior Counsel from December 2010 to September 2016. Ms. Toy was previously an associate at K&L Gates LLP, Fenwick & West LLP and Shearman & Sterling LLP. Ms. Toy holds a J.D. from Cornell Law School and a B.A. in Economics and Legal Studies from the University of California at Berkeley.
Hassan Wahla has served as co-president of our automotive business unit since January 2014. Mr. Wahla served as our vice president, business development and carrier sales from August 2009 to January 2014 and served as our executive director of business development from May 2005 to August 2009. From April 2003 to May 2005, Mr. Wahla served as a senior product manager at Nextel Communications, a wireless communications company that merged with Sprint Corporation, or Sprint. From February 2002 to April 2003, Mr. Wahla served as vice president of business development of Wireless Multimedia Solutions, a privately held wireless software platform company. From September 1999 to February 2002, Mr. Wahla served as director of business development at MicroStrategy, Inc., a business intelligence software company. Prior to that time, Mr. Wahla served as a senior consultant at Maritime Power, a maritime equipment company. Mr. Wahla holds a B.S. in Industrial Engineering from Virginia Tech, an M.S. in Management from Stevens Institute of Technology and a Masters of International Affairs from Columbia University.

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
Risk related to our business
We incurred losses in fiscal 2015, 2016 and 2017. We expect that we will continue to incur losses in fiscal 2018 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 28%, 19% and 14% in fiscal 2017, 2016 and 2015, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so and we may be unable to generate sufficient revenue from our automobile navigation and advertising businesses to return Telenav to profitability in the short-term, if at all.
We anticipate that we will continue to incur net operating losses in fiscal 2018, as we anticipate increased expenditures to operate our business. These expected losses are also due to the expected continued decline in our higher margin mobile navigation revenue and the costs we expect to incur prior to generating revenue in connection with new automobile navigation products and services that will not be integrated into production vehicles for several years, if at all. The time required to develop, test and deploy products between the time we secure the award of a new contract with any automobile manufacturer or OEM, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources prior to entering into contracts with auto manufacturers and OEMs contribute to these expected losses. We also expect to continue to experience pressure on pricing in our negotiations with automobile manufacturers and OEMs as we enter into negotiations for contract renewals or new products where we are competing with larger suppliers that are competing on price, rather than features, or for vehicles where customers are price sensitive regarding navigation solutions.
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
Once we are able to recognize revenue from new automotive products, we may be required to recognize that revenue over time if there are contractual service periods or other obligations to fulfill. Certain contractual service periods or other obligations currently extend up to ten years. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. As a result of these factors, we believe we will incur a net operating loss and we will incur net losses at least through fiscal 2018, and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives;

•	competitive pressures on automotive navigation pricing from low cost suppliers and for vehicles where consumers are extremely price sensitive;

•	the recent demonstration by Google of in-car integration of Android Auto with Google Maps which did not require a mobile handset;

•	investments made by HERE and TomTom in high definition maps that may be leveraged to displace our products and services in new vehicle models;

•
changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the transition by Ford to its SYNC 3 platform, for which we have different revenue recognition criteria, or the adoption of our map update solution for Ford's European customers and its impact on the timing of our revenue recognition;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the seasonality of new vehicle production, including tooling and assembly changes and plant shutdowns;

•	the effectiveness of our entry into new business areas, such as advertising;

•	the loss of our relationship, a change in our revenue model, or a change in pricing with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automotive OEMs;

•	the sale of vehicle brands by automotive OEMs, such as the sale of Opel and Vauxhall by GM in August 2017 to an automotive OEM with which we do not have an existing relationship;

•	the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;

•	the inability of our auto manufacturer customers to attract new vehicle buyers and new subscribers for connected services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•
general economic, industry and market conditions that impact expenditures for new vehicles, smartphones and mobile location services in the United States and other countries where we sell our services and products;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	changes in customer arrangements where the customer's domicile may impose withholding tax on our revenue that we previously were not subject to;

•	changes in our effective tax rates; and

•	the impact of new accounting pronouncements such as ASC 606, Revenue from Contracts with Customers.
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
Ford represented approximately 69%, 71% and 61% of our revenue in fiscal 2017, 2016 and 2015, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation continues to decline. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Ford recently announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors’ products or from price competition from third parties.
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
Due to the complexities of revenue recognition in accordance with U.S. generally accepted accounting principles, or GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. For example, GAAP requires us to defer revenue and recognize that revenue over the term of the connected services or contractual obligation for our contractual arrangements with GM for its OnStar RemoteLink and associated MyBrand applications, Ford Australia and New Zealand and Ford Europe for their respective map update programs, and Toyota for its Entune Audio Plus and Lexus Display Audio multimedia equipped vehicles.
Because we and Ford entered into an agreement to provide our map update solution in conjunction with our on-board navigation product for the Europe region in the second half of fiscal 2017, certain revenue related to the on-board navigation product in this region, which we had been recognizing upon delivery, is now recognized over time along with the new map updates. Offering map updates in Europe resulted in a substantial decline in our revenue and a substantial increase in our deferred revenue and deferred cost balances in the second half of fiscal 2017. We anticipate that these changes will be mitigated when we adopt ASC 606, which is required for us on July 1, 2018. However, our assessment of the impact of this standard is not complete. We intend to adopt ASC 606 when required on July 1, 2018. Accordingly, our revenue and profitability will continue to be affected by the revenue recognition requirements which do not reflect the economic substance of our transactions with Ford Europe. Investors and securities analysts may not understand the subtleties of these revenue recognition requirements and the trading prices of our common stock may be negatively affected.
Revenue recognition could also be impacted by future amendments to OEM agreements, such as providing our map update solution in other regions, changes in procurement patterns, shipping terms and title transfer. For on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. As our solutions encompass greater value-added services, there is potential for changes in the timing of revenue recognition.
In addition, our revenue recognition is becoming increasingly more complex with the evolution of our value-added products and services, such as our on-board and connected solutions. The agreements for these solutions can extend over several years and require multiple deliverables. Given the length of our contractual obligations, which often extend beyond the manufacture and sale of the vehicle when the royalty is determined and paid, we may have significant post-production obligations to provide on-board services or map updates over an extended period of time. These extended obligations can result in a delay in recognition of revenue, or the need to defer and recognize revenue over the period that we are required to provide these post-production obligations or other services.

We may also incur significant expense to develop products for automobile manufacturers, such as under our worldwide connected navigation services agreement with GM, prior to receiving any revenue related to the sale of vehicles with our navigation services. As our offerings in automotive navigation expand to brought-in, as well as on-board, we may not correctly anticipate the financial accounting treatment for the various products. We could be required to amortize revenue from products over time although we previously recognized revenue for similar products when the applicable vehicle was sold.
We may not be successful at adapting our business model for the Chinese automotive navigation market, which may reduce our revenue per vehicle.
Expanding our initial automotive entry in the Chinese market is a key component of our global growth strategy. The automotive software market in China is highly competitive. This competition comes from large international automotive software providers as well as domestic providers. The Chinese navigation software market is seeing transition towards new business models by third party navigation product vendors, such as substantially lower per unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage based insurance and utilizing data to create high definition maps. We may need to change or modify our license fee model in China in order to compete effectively. Our inability to do so may have a material impact on our ability to expand into the Chinese market. Even if we adopt new license fee models for China-based automobile manufacturers, we may not recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes could also impact us in additional markets including, but not limited to, North America and Europe.
We may not be successful in generating material revenue from automobile manufacturers and OEMs other than Ford. As a result, our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive revenue.
Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile manufacturers and OEMs, these relationships may not produce significant revenue if the products are launched in limited models or face competition from third parties. Even if we are able to diversify our automotive navigation business through new arrangements, such as our more recently established relationships with GM and Toyota, customers may not elect to purchase automobile manufacturer and OEM navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. If customer purchase rates are less than anticipated, we may be unable to effectively diversify our automotive navigation revenue and our business, financial condition and results of operations may be harmed.
We may be unable to enter into agreements to provide automotive navigation products if we do not offer navigation products that serve geographies throughout the world or automobile manufacturers and OEMs are uncomfortable with our ability to support markets outside of the United States. Our automobile manufacturer and OEM customers may choose to partner with providers of location services with extensive international operations. We may be at a disadvantage in attracting such customers due to our business being concentrated in the United States, and we may not be successful in other geographies if customers are uncomfortable with the look and feel of our solutions. If we are unable to attract or retain such automobile manufacturer and OEM customers, our revenue and operating results will be negatively affected.
We may incur substantial costs when engaging with a new automotive navigation customer and may not realize substantial revenue from that new customer in the short-term, if at all.
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict if and when we will generate revenue from new customers. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. We also entered into a contract with GM in 2014 to provide worldwide on-board and connected navigation services beginning in model year 2017 and continuing through model year 2025. Although our on-board and connected product launched in its first GM models, the Cadillac CTS and CTS-V, in February 2017 we did not recognize any revenue from the launch of the product in fiscal 2017 due to specified future obligations. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees and we cannot assure you that we will ever receive material revenue from these products and services.
We have a partnership with Toyota for Toyota and Lexus vehicles and a separate partnership with Xevo for another navigation solution for Toyota and Lexus vehicles. We cannot assure you that we will receive significant revenue from the solutions for Toyota in the long-term.

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
Our map, POI and other content costs for our automotive navigation solutions are higher than those we have historically paid for our mobile phone-based navigation services and to date we have not been able to use OSM offerings for automotive navigation, other than our Scout GPS Link mobile application for Toyota. Our ability to build demand for our automotive navigation products and services is also dependent upon our ability to provide the products and services in a cost effective manner, which may require us to renegotiate map and POI content relationships to address the specific demands of our automotive navigation products and services. If we are unable to improve our margins, we may not be able to operate our automotive navigation business profitably. If we fail to achieve revenue growth in any of our automotive navigation solutions (whether on-board, brought-in or other), we may be unable to achieve the benefits of revenue diversification. In addition, our map and content suppliers, HERE and TomTom, are also becoming competitors through the offering of their own automotive navigation services.
The success of our automotive navigation products may be affected by the number of vehicle models offered with our navigation solutions, as well as overall demand for new vehicles.
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles with, and adoption by, end users of our products offered by such automobile manufacturers, when our product is not a standard feature. Our on-board solutions may not satisfy automobile manufacturers and/or vehicle buyers' expectations for those solutions. If automobile manufacturers and OEMs do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and OEMs may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay from forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions.
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
In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we are unable to improve the margins of our advertising business, it may not become profitable and may impair our ability to invest in new opportunities or become profitable as a whole.

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
Although we historically received a majority of our revenue from wireless carriers whose subscribers received our services through bundles or by purchasing our navigation services, consistent with industry trends, our wireless carrier revenue has declined significantly. In the last three fiscal years, wireless carrier subscribers have materially decreased their subscriptions for, and usage of, our paid navigation services and our revenue from our relationship with wireless carriers has declined accordingly. We anticipate that wireless carrier subscribers will continue to decrease their subscriptions for paid navigation services in favor of free or freemium offerings and that revenue from our relationship with wireless carriers will continue to decline and may be eliminated altogether in the future. In the event that our mobile navigation business ceases to be profitable or we determine that it diverts resources from growing areas of our business, we may ultimately elect to terminate our legacy wireless carrier mobile navigation business. In addition, our wireless carrier customers may determine that the cost of offering our service to their subscribers outweighs the benefits and may decide to terminate our business relationship. Our other sources of revenue from our location-based platforms, including automotive navigation and location-based advertising, have substantially lower margins than wireless carrier mobile navigation revenue and, as a result, we would have to generate substantially more revenue from those services to replace the declining wireless carrier revenue. As a result, in part due to the lower margins on automotive navigation and advertising revenue, we anticipate that we will continue to incur net losses at least through fiscal 2018.
Our customer requirements and content management obligations are complex. If we inadvertently include content for which we have liability to the vendor but may not be entitled to payment from our customer, our financial condition and results of operation could be harmed.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, similar to Sprint, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple CarPlay or Google's auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford recently announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors’ products or due to price competition from third parties.
We compete in the automotive navigation market with established automobile manufacturers and OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, Robert Bosch GmbH, Elektrobit Corporation, Garmin, Ltd., HERE, TomTom and NNG LLC, as well as other competitors such as Apple and Google. We compete in the advertising network services business with mobile platform providers, including Google, Apple, Facebook, AOL, GroundTruth, Verve Wireless, PlaceIQ and NinthDecimal, among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenue and financial resources;

•	ownership of mapping and other content allowing them to offer a more vertically integrated solution;

•	stronger brand and consumer recognition in a particular market segment, geographic region or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger automobile manufacturer, OEM, advertising agency and advertiser relationships;

•	more financial flexibility and experience to make acquisitions;

•	ability or demonstrated ability to partner with others to create stronger or new competitors;

•	stronger international presence, which could make our larger competitors more attractive partners to automobile manufacturers and OEMs

•	lower labor and development costs; and

•	broader global distribution and presence.
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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. We report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, we conduct our impairment review each year or on an interim basis by segment, which can result in a different outcome than if assessed on an overall consolidated basis. Based on the results of our annual goodwill impairment test as of April 1, 2017, the estimated fair value of our mobile navigation business exceeded its carrying value by $1.7 million. We have not recognized any impairment of goodwill in the three year period ended June 30, 2017.

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
Our cash equivalent and short-term investment portfolio as of June 30, 2017 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2017, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may fluctuate for a variety of reasons, including:

•	impact from our inability to benefit from the carryback of net losses expected in the current fiscal year and thereafter due to the limitations of the two-year loss carryback for federal tax purposes.

•	changes in forecasted annual operating income or loss by jurisdiction and forecasted withholding taxes;

•	changes in relative proportions of revenue and income or loss before taxes in the various jurisdictions in which we operate;

•	changes to the valuation allowance on net deferred tax assets;

•
changes to actual or forecasted permanent differences between book and tax reporting, including the tax effects of purchase accounting for acquisitions and non-recurring charges which may cause fluctuations between reporting periods;

•	impact from any future tax settlements with state, federal or foreign tax authorities;

•	impact from increases or decreases in tax reserves due to new assessments of risk, the expiration of the statute of limitations or the completion of government audits;

•	impact from changes in tax laws, regulations and interpretations in the jurisdictions in which we operate, as well as the expiration and retroactive reinstatement of tax holidays;

•
impact from withholding tax requirements in various non-U.S. jurisdictions and our ability to recoup those withholdings, which may depend on how much revenue we have in a particular jurisdiction to offset the related expenses;

•	changes in customer arrangements where the customer's domicile may impose withholding tax on our revenue that we previously were not subject to;

•	impact from acquisitions and related integration activities; or

•	impact from new FASB requirements.
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in fiscal 2015, 2016 and 2017 and expected losses in fiscal 2018 and potentially future years in the United States, we maintained a full valuation allowance on deferred tax assets in the United States. Due to operating losses in previous years and expected losses in future years, we continued to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. In the event deferred tax assets in Germany cannot be realized based upon the ability to generate future income in Germany, our effective tax rate would be negatively impacted.
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
It is not clear if or when other potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our financial position and results of operations.
We rely on our customers for timely and accurate vehicle and subscriber sales information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.
We rely on our automobile manufacturers and OEM customers to provide us with reports on the number of vehicles they sell with our on-board and brought-in navigation services included, depending on the nature of our contractual relationship, and to remit royalties for those sales to us. We also rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third party service providers. The risk of inaccurate reports may increase as our customers expand internationally and increase the number of manufacturing locations. For example, in the three months ended March 31, 2017, Ford determined that it had misreported the production of vehicles to us in certain factories. If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in reporting from auto manufacturers and wireless carriers. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period, which could harm our business, operating results and financial condition.
We rely on a proprietary provisioning and reporting system for our navigation products and services to track end user activation, deactivation and usage data and any material failures in this system could harm our revenue, affect our costs and impair our ability to manage our business effectively.
Our provisioning and reporting system that authenticates end users and tracks the number of end users and their use of our services is a proprietary and customized system that we developed internally. Although we believe that the flexibility of this service to integrate tightly with auto manufacturers' reporting and provisioning systems gives us a competitive advantage, we might lose revenue and the ability to manage our business effectively if the system were to experience material failures or be unable to scale as our business grows. In addition, we may not be able to report our financial results on a timely basis if our customers question the accuracy of our records or we experience significant discrepancies between the data generated by our provisioning and reporting systems and data generated by their systems, or if our systems fail or we are unable to report timely and accurate information to our third party data providers. The inability to timely report our financial results would impair the quality of our financial reporting and could result in the delisting of our common stock.

We rely on third party data and content to provide our services and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide our services would be harmed.
We rely on third party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third party data and content increases substantially. Although we have integrated OSM data into our products, we may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps. We introduced mobile phone-based navigation with OSM and launched our first brought-in automotive navigation service with OSM in 2015. As a result, we may not have sufficient data for automobile manufacturers and OEMs to feel comfortable electing to use OSM in the products and services we provide them.
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. Our agreement with TomTom to license TomTom map data for voice-guided turn by turn GPS navigation service for our existing mobile navigation products was automatically renewed under its existing terms through December 31, 2017. The term of our TomTom agreement will automatically renew for one additional one-year period until December 31, 2018 unless either party notifies the other party in writing of its intent not to renew at least ninety (90) days prior to the end of the current term, by which time the term of our TomTom agreement shall not be further renewed. Our master data license agreement with HERE was automatically renewed under its existing terms through January 31, 2018, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. However, individual territory licenses with distinct term, termination and renewal provisions further govern the license of map data to support individual programs and products for our automobile manufacturers and OEMs.
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
We may be subject to our automobile manufacturer or OEM’s selection of map and other content providers, and our ability to negotiate and enter into a license with such provider(s) may be dependent on the timing of such automobile manufacturer or OEM’s official nomination for such content providers. Accordingly, we may have contractual obligations to provide certain products and services for certain model years or periods to our automobile manufacturer or OEM partners, prior to our ability to enter into agreements with our map and other content providers to support such products and services. We may be unable to obtain data licenses with the necessary content providers to support these products and services, or we may not be able to secure such data licenses without additional, unplanned costs or delays.
We also use our proprietary provisioning and reporting system to record and report royalties we owe to third party providers of content used by end users in connection with our services. Certain of the third party content providers have the right to audit our use of their services and, if we are found to have under or incorrectly reported usage, we may be required to pay the third party content providers for the actual usage, as well as interest and the cost of the audit. Any significant error in our recording and payment of royalties to our third party content providers could have a material and adverse effect on our financial results. We may also incur losses as a result of any significant error.

Network failures, disruptions or capacity constraints in our third party hosted data center facilities could affect the performance of our navigation services and harm our reputation and our revenue.
We use hosted services provided by AWS and wireless carrier networks to deliver our navigation and advertising platform services. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. In the event that AWS or wireless carrier networks experience a disruption in services or a natural disaster, our ability to continue providing our services would be compromised. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete the negotiation for and scale of additional hosting services, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure third party hosting services with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new wireless carrier customers, increases in the number of our end users or increases in data traffic.
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
Poor performance in or disruptions of our services could harm our reputation, delay market acceptance of our services and subject us to liabilities. Our automobile manufacturer and OEM agreements for brought-in and connected navigation solutions require us to meet at least 99.9% operational uptime requirements, excluding scheduled maintenance periods, or be subjected to penalties. Any outage in a network or system, or other unanticipated problem that leads to an interruption or disruption of our navigation services, could have a material adverse effect on our operating results and financial condition.
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
Our success depends on our ability to enhance our current services and develop new services and products rapidly and cost effectively. A majority of our research and development personnel are in China and Romania. Although we have sought to retain certain key personnel, we may be unable to retain them over the long-term. In addition, we have been experiencing significant increases in compensation costs in China and Romania due to competitive market conditions for qualified staff, as well as higher risk of employee turnover in those markets.
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
As of June 30, 2017, we had international operations in China, Romania, Germany, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and OEMs, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 88% and 97% of our total revenue in fiscal year 2017 and 2016, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Asia, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in certain countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
Our future success also depends on our ability to attract, retain and motivate highly skilled personnel in the United States and internationally. All of our U.S. employees work for us on an at will basis. Competition for highly skilled personnel is intense, particularly in the software industry and for persons with experience with GPS and location services. The high degree of competition for personnel we experience has resulted in and may also continue to result in the incurrence of significantly higher compensation costs to attract, hire and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors, their former employers may attempt to assert that these employees or we have breached the former employees' legal obligations to the former employer, resulting in a diversion of our time and resources. In addition, existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. Our inability to attract and retain the necessary personnel could adversely affect our business and future growth prospects.
We rely on network infrastructures provided by our wireless carriers, mobile phones and in-car wireless connections for the delivery of our navigation services to end users.
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
In addition, certain automotive navigation applications rely on wireless connections between the vehicle and our network. We have no influence or control over the vehicle’s wireless equipment and if it does not operate in a satisfactory manner, our ability to provide those services would be impaired and our reputation would be harmed.
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
Our commercial success depends in part upon us, our partners and our customers not infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures and/or need to alter our technologies or cease certain activities. We operate in an industry with extensive intellectual property litigation and it is not uncommon for our automobile manufacturers and OEMs and competitors to be involved in infringement lawsuits by or against third parties. Many industry participants that own, or claim to own, intellectual property aggressively assert their rights, and our customers and other business partners, who we agree in certain circumstances to indemnify for intellectual property infringement claims related to our services, are often targets of such assertions. We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.
We have received, and may in the future receive, claims from third parties alleging infringement and other related claims. As of the date of this Annual Report on Form 10-K, we were named as a defendant in several cases alleging that our services infringe other parties' patents, as well as other matters. See Part I, Item 3, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our customers and other business partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, our wireless carrier customers or our other business partners. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

•	adversely affect our relationships with our current or future customers and other business partners;

•	cause delays or stoppages in the shipment of Telenav enabled or preloaded mobile phones and vehicles, or cause us to modify or suspend the provision of our navigation services;

•	cause us to incur significant expenses in defending claims brought against our customers, other business partners or us;

•	divert management's attention and resources;

•	subject us to significant damages or settlements;

•	require us to enter into settlements, royalty or licensing agreements on unfavorable terms; or

•	require us or our business partners to cease certain activities and/or modify our products or services.
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
Our business involves the collection, storage, processing and transmission of users’ personal data including information about routes mapped and taken. An increasing number of organizations, including large online and offline merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. While we work to evaluate and improve our security, we have been subject to such attacks in the past, although they have not, to our knowledge, resulted in the disclosure of user information. A breach of security or privacy could have negative consequences to our reputation, which could result in users discontinuing or reducing their use of our products and our automotive and advertising customers terminating their agreements with us, and could have significant out-of-pocket financial impact, which could harm our business. Similarly, a breach of security or privacy in vehicles in which our navigation products are installed could result in a reduction in adoption of our navigation products.
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
It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, further regulate the automobile industry or impair the mobile advertising industry, including laws and regulations regarding lawful interception of personal data, hands free use of mobile phones or navigation services within autos, autonomous driving or the control of such use, privacy, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of the industries in which our products and services are used will increase and that we will be required to devote legal and other resources to address this regulation. In addition, governments have recently begun to consider and adopt laws regarding vehicles using ADAS and semi-autonomous driving capabilities and those laws may curtail or preclude using the services our products provide. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
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
If we are unable to obtain the required government licenses or approvals to comply with government regulation relating to map data and location based services, we may not be able to provide our products and services and our business could be adversely impacted.
A number of countries and local jurisdictions require certain licenses and/or government approvals in order to comply with regulations governing the creation or distribution map data and/or the provision of location based services, including the collection of location information. If we are unable to obtain the necessary licenses or approvals or fail to comply with the regulations in each jurisdiction where we or our partners offer location based products and services, we may be unable to offer to our partners or customers the full scope of planned products and services. In addition, should any map or location based services related regulations change, we may incur additional expense in modifying our existing products and product roadmaps to comply with the requirements of individual jurisdictions. Such laws or regulations or the imposition of new laws and regulations regarding the provision of map data or locations based services may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.

If we are unable to protect our intellectual property and proprietary rights, our competitive position and our business could be harmed.
We rely primarily on a combination of patent laws, trademark laws, copyright laws, trade secrets, confidentiality procedures and contractual provisions to protect our proprietary technology. However, our issued patents and any future patents that may be issued may not survive a legal challenge to their scope, validity or enforceability, or provide significant protection for us. The failure of our patents to adequately protect our technology might make it easier for our competitors to offer similar products or technologies. In addition, patents may not be issued from any of our current or future applications.
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
The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually. For example, as of June 30, 2017, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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
On July 4, 2014, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents' Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Circular 37, which replaced the former Circular on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round Trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Vehicles (commonly known as "SAFE Circular 75") promulgated by SAFE on October 21, 2005. Circular 37 requires Chinese residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such Chinese residents' legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a "special purpose vehicle." Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by Chinese individuals, share transfer or exchange, merger, division or other material event. In the event that a Chinese shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the Chinese subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out all subsequent cross-border foreign exchange activities in worst scenario, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its Chinese subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese law for evasion of foreign exchange controls. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or Circular 13, which became effective on June 1, 2015.  Pursuant to Circular 13, entities and individuals are required to apply for foreign exchange registration of overseas direct investment, including those required under Circular 37, with qualified banks, instead of SAFE. The qualified banks, under the supervision of SAFE, will directly review the applications and conduct the registration.

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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of June 30, 2017, only four research analysts published reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. If our stock was to trade at prices below $5.00 per share in the future for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 34.3% of our common stock outstanding as of June 30, 2017. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Facilities
Our corporate headquarters are located at 4655 Great America Parkway, Suite 300, Santa Clara, California in an office consisting of approximately 55,000 square feet, which headquarters facility houses the majority of our U.S. research and development, support, marketing and general and administrative personnel. As a result of the Avaya Inc. bankruptcy, in August 2017, we entered into an agreement to terminate our existing sublease with Avaya and entered into a new lease with the property owner. These agreements will not go into effect until approval of the termination agreement and an amendment to the existing master lease, respectively, is received from the United States Bankruptcy Court for the Southern District of New York. When effective, the new lease for 4655 Great America Parkway, Suite 300, will have a six year term. We lease approximately 32,000 square feet of space in Shanghai, China for our research and development, sales and support operations pursuant to a lease expiring in January 2018, approximately 14,000 square feet in Xi’an, China, for research and development operations pursuant to a lease expiring in September 2020, and approximately 32,000 square feet in Cluj, Romania, for research and development operations pursuant to leases that expire in July 2022. We lease approximately 12,000 square feet in Culver City, California for research and development and sales and marketing operations pursuant to a lease expiring in February 2019. We also lease office space of less than 5,000 square feet each in Reston, Virginia; Southfield, Michigan; Chicago, Illinois; New York, New York; Berlin, Germany, Tokyo, Japan and Incheon, South Korea for our sales, marketing and business development personnel located in those areas. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

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
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016. Trial is currently scheduled for January 2020. On August 24, 2017, the court entered a 90 day stay in the case at the parties' request, and the case is currently stayed until October 24, 2017. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
In addition, we have received, and expect to continue to receive, demands for indemnification from our customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. In response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. At this time, we are not a party to the following cases; however, our customers have requested that we indemnify them in connection with such cases.
In August 2017, AT&T Mobility LLC (AT&T) and Sprint Spectrum L.P. (Sprint) sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five US Patents. Due to the preliminary nature of these matters and uncertainties relating to litigation, we are unable at this time to estimate the effects of these lawsuits and any indemnification obligations on our financial condition, results of operations, or cash flows.
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
Our common stock began trading on the NASDAQ Global Market under the symbol “TNAV” on May 13, 2010. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended June 30, 2017	High	Low
First Quarter	$6.10	$4.64
Second Quarter	$7.45	$4.80
Third Quarter	$10.15	$6.80
Fourth Quarter	$9.25	$7.50
Year ended June 30, 2016	High	Low
First Quarter	$8.18	$6.65
Second Quarter	$7.71	$5.69
Third Quarter	$6.68	$5.17
Fourth Quarter	$6.06	$4.48
We had approximately 38 stockholders of record as of June 30, 2017. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.
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
The following graph shows a comparison from July 1, 2012 through June 30, 2017 of cumulative total return for our common stock, the NASDAQ Composite Index and the Russell 3000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Russell 3000 Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of operations data for fiscal years ended June 30, 2017, 2016 and 2015 and the balance sheet data as of June 30, 2017 and 2016 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2014 and 2013 and the balance sheet data as of June 30, 2015, 2014 and 2013 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The results of operations of our enterprise business, which were previously presented as a component of our consolidated operating results, have been classified as discontinued operations in our statement of operations for all periods presented. We have not declared or distributed any cash dividends on our common stock. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data: (in thousands, except per share data)	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013
Revenue	$169,584	$183,346	$160,239	$150,313	$191,800
Cost of revenue	92,335	100,797	78,784	60,841	69,113
Gross profit	77,249	82,549	81,455	89,472	122,687
Operating expenses:
Research and development	73,102	68,911	68,060	60,573	60,349
Sales and marketing	21,995	25,587	26,975	33,138	30,435
General and administrative	23,041	23,059	23,606	26,176	24,765
Legal settlement and contingencies	6,424	935	—	—	—
Restructuring	—	(1,362)	1,150	4,412	1,671
Total operating expenses	124,562	117,130	119,791	124,299	117,220
Operating income (loss)	(47,313)	(34,581)	(38,336)	(34,827)	5,467
Other income (expense), net	892	(229)	2,267	1,288	1,207
Income (loss) from continuing operations before provision (benefit) for income taxes	(46,421)	(34,810)	(36,069)	(33,539)	6,674
Provision (benefit) for income taxes	841	511	(13,006)	(4,015)	1,093
Income (loss) from continuing operations, net of tax	(47,262)	(35,321)	(23,063)	(29,524)	5,581
Income from discontinued operations, net of tax	—	—	—	—	7,486
Net income (loss)	$(47,262)	$(35,321)	$(23,063)	$(29,524)	$13,067

Basic income (loss) per share:
Income (loss) from continuing operations	$(1.09)	$(0.85)	$(0.58)	$(0.76)	$0.14
Income from discontinued operations, net of tax	$—	$—	$—	$—	$0.18
Net income (loss)	$(1.09)	$(0.85)	$(0.58)	$(0.76)	$0.32
Diluted income (loss) per share:
Income (loss) from continuing operations	$(1.09)	$(0.85)	$(0.58)	$(0.76)	$0.13
Income from discontinued operations, net of tax	$—	$—	$—	$—	$0.18
Net income (loss)	$(1.09)	$(0.85)	$(0.58)	$(0.76)	$0.31
Weighted average shares used in computing net income (loss) per share:
Basic	43,343	41,567	39,991	38,796	40,310
Diluted	43,343	41,567	39,991	38,796	41,919

Consolidated Balance Sheets Data: (in thousands)	June 30,
	2017	2016	2015	2014	2013
Cash, cash equivalents and short-term investments	$98,355	$109,626	$119,916	$136,849	$191,685
Working capital	97,094	118,182	138,415	153,238	190,385
Total assets	259,560	218,247	223,922	239,841	273,669
Common stock and additional paid-in capital	159,710	149,818	140,447	129,318	118,233
Total stockholders’ equity	112,148	149,685	176,183	192,405	214,464

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Telenav is a leading provider of connected car and location-based platform products and services. We utilize our automotive navigation platform and our advertising platform to deliver these products and services. Our automotive navigation platform allows us to deliver enhanced location-based services to automobile manufacturers, as well as original equipment manufacturers and tier one suppliers, to which we refer collectively as OEMs. Our advertising platform, which we provide through our Thinknear subsidiary, delivers highly targeted advertising services leveraging our location expertise for advertisers and advertising agencies. We report operating results in three business segments: automotive, advertising and mobile navigation. Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal years ended June 30, 2015, 2016 and 2017 and ending June 30, 2018 as fiscal 2015, fiscal 2016, fiscal 2017 and fiscal 2018, respectively. Our total revenue was $160.2 million in fiscal 2015, $183.3 million in fiscal 2016 and $169.6 million in fiscal 2017. Our net loss was $23.1 million in fiscal 2015, $35.3 million in fiscal 2016 and $47.3 million in fiscal 2017.
Our legacy mobile navigation business has declined steadily since fiscal 2013, and we expect it to continue to decline and represent less than 10% of our consolidated revenue commencing in the first quarter of fiscal 2018. Telenav began offering its mobile navigation services in 2003. Our mobile navigation business generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. The mobile navigation business has declined both in absolute dollars and as a percentage of revenue from $116.4 million, or 61% of our revenue, in fiscal 2013 to $19.0 million, or 11% of our revenue, in fiscal 2017, as subscriptions for paid navigation services declined in favor of free or freemium navigation services offered by our competitors with greater resources and name recognition, such as Google and Apple. We anticipate that our wireless carrier customers may not renew our agreements with them for these services as demand from their subscribers declines. In the event our mobile navigation business ceases to be profitable or we determine that it diverts resources from strategic growth areas of our business, we may ultimately elect to terminate our legacy wireless carrier mobile navigation business. In addition, we expect the continued deterioration of this revenue base to result in an impairment of some or all of the goodwill assigned to this reporting unit during fiscal 2018. Total goodwill for our mobile navigation segment as of June 30, 2017 was $2.7 million.
We derive revenue primarily from automobile manufacturers and OEMs, advertisers and advertising agencies. We receive revenue from automobile manufacturers whose vehicles contain our proprietary software and are able to access our personalized navigation services and OEMs who provide larger systems in which our automotive navigation services are integrated. These manufacturers and OEMs generally do not provide us with any volume or revenue guarantees. In addition, we have a growing business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners, which work closely with local and small business advertisers.

For our automotive segment customers, we offer our automotive and mobile navigation platform products and services to vehicle manufacturers and OEMs for distribution with vehicles. We believe our history as a supplier of cloud-based navigation services combined with our proven track record of working closely with these automobile manufacturers and OEMs provides a unique advantage in the automotive navigation marketplace over our competitors. We offer traditional navigation products that are built into the vehicle, which we refer to as on-board, connected navigation services that use our mobile phone-based wireless connectivity, which we refer to as brought-in, and hybrid solutions that contain both on-board and connected functionality. We provide our automotive navigation products and services to automobile manufacturers such as Ford, which represented 69% of our revenue in fiscal 2017, GM and Toyota.
We believe our advertising delivery platform offers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We are experts in location-based advertising and believe we offer differentiated value to brick-and-mortar and brand advertisers through our location targeting capabilities. Our technology focuses on managing the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through advertising exchanges using programmatic real-time bidding, or RTB, tools.
We generate product revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC platform. Ford pays us a royalty fee on SYNC 2 on-board solutions as the software is imaged onto an SD card and shipped for installation in vehicles and pays us a royalty fee on SYNC 3 on-board solutions as our software is installed in the vehicle. We also derive product revenue from map update fees.
We generate automotive services revenue primarily from our brought-in automotive navigation solutions. We earn a royalty for each new vehicle owner who downloads the GM OnStar RemoteLink or associated application, whereby we provide enhanced search capabilities for contracted service periods. We also earn a royalty for each new Toyota and Lexus vehicle sold and enabled to connect with our Scout GPS Link mobile application, similarly provided over a contracted service period.
For our on-board and connected navigation solutions, GM pays us a product royalty fee as the software is imaged onto an SD card and shipped for installation in vehicles; this royalty includes a fee for the initial connected service to be provided once the vehicle is sold. GM will pay us an additional service fee for connected solution subscriptions for each end user that elects to renew their OnStar Connected Navigation or Connected Navigation subscription with GM. Due to specified future obligations in connection with the model year 2017 launch, we did not recognize any revenue from GM on-board and connected solutions in fiscal 2017, although we did experience an increase in deferred revenue.
We generate revenue from advertising network services through the delivery of advertising impressions based on the specific terms of the advertising contract.
We also generate a declining portion of our services revenue from subscriptions to access our mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers. Our wireless carrier customers typically pay us based on a revenue sharing arrangement or a monthly subscription fee per end user.
Recent Developments
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
Offering map updates in Europe resulted in a substantial decline in our revenue under current GAAP, and a substantial increase in our deferred revenue and deferred cost balances during the second half of fiscal 2017. With the adoption of ASC 606, Revenue from Contracts with Customers, which is required for us on July 1, 2018, we believe that our revenue recognition for certain value-added and combined offerings, such as on-board navigation with map updates and on-board and connected navigation, may change and we may no longer recognize revenue associated with certain software-related elements over the life of our contractual obligations. However, our assessment of the impact of this standard is not complete. Adoption of ASC 606 requires the application of ASC 340 related to the deferral of contract acquisition costs, which we believe could result in the capitalization of a significant amount of upfront research and development costs and amortization of these costs over the life of our contractual obligations. These costs are expensed under existing accounting standards. The implementation of ASC 340 requires a significant amount of judgment, as well as a compilation of historical development costs. Our assessment of the impact of this standard is not complete. We intend to adopt ASC 606, including the associated application of ASC 340, when required on July 1, 2018. While we are in the process of selecting a transition method, we anticipate this standard will have a material impact on our consolidated financial statements.
As a result of offering map updates in Europe in conjunction with our on-board navigation product, during the three-month periods ended March 31, 2017 and June 30, 2017 we began to experience the effects noted below as compared to the three-month periods ended March 31, 2016 and June 30, 2016, respectively. For the three months ending September 30, 2017 we anticipate the following continued effects as compared to the three months ended September 30, 2016:

•
Revenue is expected to decline substantially as certain revenue that we previously recognized upon product delivery during the three months ended September 30, 2016 will now be recognized over the contractual period during which we provide map updates;

•	Gross profit is also expected to decline in conjunction with the decline in revenue;

•
Gross margin is expected to increase, as the royalties earned on on-board navigation solutions for the Europe region that were recognized upon delivery in certain previous periods and carry a higher relative map cost and lower gross margin will now be deferred and recognized over the contractual period. This increase in gross margin will be partially offset by declining mobile navigation revenue that carries a higher relative gross margin;

•	Net loss is expected to increase due to the decreases in revenue recognized and gross profit;

•	Deferred revenue and deferred costs are expected to increase as we invoice and defer revenue and costs related to the map updates offering in Europe; and

•	Adjusted EBITDA, a non-GAAP metric, is expected to decrease as our loss increases.
Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures such as billings, changes in deferred revenue and deferred costs, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA and free cash flow are not measures calculated in accordance with GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands, except percentages and per share amounts)
Revenue	$169,584	$183,346	$160,239
Revenue from Ford as a percentage of total revenue	69%	71%	61%
Billings (non-GAAP)	$233,616	$199,887	$164,631
Billings to Ford as a percentage of total billings (non-GAAP)	68%	68%	60%

Increase in deferred revenue	$64,032	$16,541	$4,392
Increase in deferred costs	$42,016	$8,935	$2,641

Gross profit	$77,249	$82,549	$81,455
Gross margin	46%	45%	51%

Net loss	$(47,262)	$(35,321)	$(23,063)
Diluted net loss per share	$(1.09)	$(0.85)	$(0.58)

Adjusted EBITDA (non-GAAP)	$(28,080)	$(21,522)	$(20,519)
Free cash flow (non-GAAP)	$(10,677)	$(7,102)	$(8,904)

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

We consider billings to be a useful metric for management and investors because billings drive deferred revenue, which is an important indicator of the viability of our business. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue and may require additional services to be provided over contracted service periods. For example, billings related to certain connected solutions cannot be fully recognized as revenue in a given period due to requirements for ongoing provisioning of services such as hosting, monitoring, customer support and map updates. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures, making comparisons between companies more difficult. When we use these measures, we attempt to compensate for these limitations by providing specific information regarding billings and how they relate to revenue calculated in accordance with GAAP.
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

We reconcile the most directly comparable GAAP financial measure to each non-GAAP financial metric used. The following tables present reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, net loss to adjusted EBITDA and net loss to free cash flow for each of the periods indicated (dollars in thousands):

	Automotive			Advertising			Mobile Navigation			Total
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Revenue	$123,784	$135,372	$103,100	$26,841	$21,744	$17,941	$18,959	$26,230	$39,198	$169,584	$183,346	$160,239
Adjustments: Change in deferred revenue	64,364	16,961	5,062	—	—	—	(332)	(420)	(670)	64,032	16,541	4,392
Billings	$188,148	$152,333	$108,162	$26,841	$21,744	$17,941	$18,627	$25,810	$38,528	$233,616	$199,887	$164,631

	Automotive			Advertising			Mobile Navigation			Total
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Deferred revenue, ending balance	$86,517	$22,153	$5,192	$—	$—	$—	$884	$1,216	$1,636	$87,401	$23,369	$6,828
Deferred revenue, beginning balance	22,153	5,192	130	—	—	—	1,216	1,636	2,306	23,369	6,828	2,436
Increase (decrease) in deferred revenue	$64,364	$16,961	$5,062	$—	$—	$—	$(332)	$(420)	$(670)	$64,032	$16,541	$4,392

Deferred costs, ending balance	$54,092	$12,076	$3,141	$—	$—	$—	$—	$—	$—	$54,092	$12,076	$3,141
Deferred costs, beginning balance	12,076	3,141	500	—	—	—	—	—	—	12,076	3,141	500
Increase in deferred costs	$42,016	$8,935	$2,641	$—	$—	$—	$—	$—	$—	$42,016	$8,935	$2,641

	Fiscal Year Ended June 30,
	2017	2016	2015
Revenue from Ford	$117,088	$129,480	$98,545
Adjustments:
Change in deferred revenue attributed to Ford	42,216	5,929	(131)
Billings to Ford	$159,304	$135,409	$98,414
Billings to Ford as a percentage of total billings	68%	68%	60%

	Fiscal Year Ended June 30,
	2017	2016	2015
Net loss	$(47,262)	$(35,321)	$(23,063)
Adjustments:
Legal settlement and contingencies	6,424	935	—
Restructuring accrual (reversal)	—	(1,362)	1,150
Deferred rent reversal due to lease termination	—	(1,242)	—
Stock-based compensation expense	10,162	11,366	11,428
Depreciation and amortization	2,647	3,362	5,239
Interest and other income, net	(892)	229	(2,267)
Provision (benefit) for income taxes	841	511	(13,006)
Adjusted EBITDA	$(28,080)	$(21,522)	$(20,519)

	Fiscal Year Ended June 30,
	2017	2016	2015
Net loss	$(47,262)	$(35,321)	$(23,063)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in deferred revenue (1)	64,032	16,541	4,392
Change in deferred costs (2)	(42,016)	(8,935)	(2,641)
Changes in other operating assets and liabilities	2,407	7,774	(4,999)
Other adjustments (3)	13,387	16,843	18,615
Net cash used in operating activities	(9,452)	(3,098)	(7,696)
Less: Purchases of property and equipment	(1,225)	(4,004)	(1,208)
Free cash flow	$(10,677)	$(7,102)	$(8,904)

(1) Consists of royalties, customized software development fees and subscription fees.
(2) Consists primarily of third party content costs and customized software development expenses.
(3) Consists primarily of depreciation and amortization, stock-based compensation expense and other non-cash items.

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Fiscal Year Ended June 30, 2017
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$169,584		$26,841		$123,784	$18,959	$142,743
Cost of revenue	92,335		12,724		73,923	5,688	79,611
Gross profit	77,249		14,117		$49,861	$13,271	63,132
Operating expenses:
Research and development	73,102		5,066	(2)			68,036
Sales and marketing	21,995		10,525	(2)			11,470
General and administrative	23,041		1,187	(3)			21,854
Legal settlements and contingencies	6,424		—	(4)			6,424
Total operating expenses	124,562		16,778				107,784
Loss from operations	(47,313)		(2,661)				(44,652)
Other income (expense), net	892		—	(5)			892
Loss before provision for income taxes	(46,421)		(2,661)				(43,760)
Provision for income taxes	841		—	(6)			841
Net loss	$(47,262)	$(47,262)	$(2,661)				$(44,601)

Adjustments:
Legal settlements and contingencies		6,424	—	(4)			6,424
Stock-based compensation expense		10,162	874	(2)			9,288
Depreciation and amortization expense		2,647	200	(2)			2,447
Other income (expense), net		(892)	—	(5)			(892)
Provision for income taxes		841	—	(6)			841
Adjusted EBITDA		$(28,080)	$(1,587)				$(26,493)

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to allocate the operating expenses, interest and other income (expense), net and provision for income taxes to one segment versus the other.

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
(6) Income taxes are primarily from foreign operations which support the automotive and mobile navigation segments.

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Fiscal Year Ended June 30, 2016
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$183,346		$21,744		$135,372	$26,230	$161,602
Cost of revenue	100,797		12,296		81,293	7,208	88,501
Gross profit	82,549		9,448		$54,079	$19,022	73,101
Operating expenses:
Research and development	68,911		4,722	(2)			64,189
Sales and marketing	25,587		13,822	(2)			11,765
General and administrative	23,994		1,996	(3)			21,998
Restructuring	(1,362)		(230)	(2)			(1,132)
Total operating expenses	117,130		20,310				96,820
Loss from operations	(34,581)		(10,862)				(23,719)
Other income (expense), net	(229)		—	(5)			(229)
Loss before provision for income taxes	(34,810)		(10,862)				(23,948)
Provision for income taxes	511		—	(6)			511
Net loss	$(35,321)	$(35,321)	$(10,862)				$(24,459)

Adjustments:
Legal contingencies		935	—	(4)			935
Stock-based compensation expense		11,366	1,150	(2)			10,216
Restructuring accrual (reversal)		(1,362)	(230)	(2)			(1,132)
Deferred rent reversal due to lease termination		(1,242)	(300)	(2)			(942)
Depreciation and amortization expense		3,362	810	(2)			2,552
Other income (expense), net		229	—	(5)			229
Provision for income taxes		511	—	(6)			511
Adjusted EBITDA		$(21,522)	$(9,432)				$(12,090)

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to allocate the operating expenses, interest and other income (expense), net and provision for income taxes to one segment versus the other.

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

(4) Legal contingencies are not related to the advertising segment.
(5) Expenses or income cannot be directly allocated to the advertising segment.
(6) Income taxes are primarily from foreign operations which support the automotive and mobile navigation segments.

Non-GAAP metrics for the Advertising segment and the combined Automotive and Mobile Navigation segments

	Fiscal Year Ended June 30, 2015
	GAAP Consolidated	Non-GAAP Consolidated	Non-GAAP Advertising		Automotive (1)	Mobile Navigation (1)	Total Non-GAAP Automotive and Mobile Navigation (1)

Revenue	$160,239		$17,941		$103,100	$39,198	$142,298
Cost of revenue	78,784		11,710		56,319	10,755	67,074
Gross profit	81,455		6,231		$46,781	$28,443	75,224
Operating expenses:
Research and development	68,060		6,146	(2)			61,914
Sales and marketing	26,975		14,173	(2)			12,802
General and administrative	23,606		2,111	(3)			21,495
Restructuring	1,150		398	(2)			752
Total operating expenses	119,791		22,828				96,963
Loss from operations	(38,336)		(16,597)				(21,739)
Other income (expense), net	2,267		—	(4)			2,267
Loss before benefit from income taxes	(36,069)		(16,597)				(19,472)
Benefit from income taxes	(13,006)		(4,324)	(5)			(8,682)
Net loss	$(23,063)	$(23,063)	$(12,273)				$(10,790)

Adjustments:
Stock-based compensation expense		11,428	1,753	(2)			9,675
Restructuring accrual		1,150	398	(2)			752
Depreciation and amortization expense		5,239	2,058	(2)			3,181
Other income (expense), net		(2,267)	—	(4)			(2,267)
Benefit from income taxes		(13,006)	(4,324)	(5)			(8,682)
Adjusted EBITDA		$(20,519)	$(12,388)				$(8,131)

(1) Automotive and mobile navigation segments share many of the same technologies and resources. Accordingly, we are unable to allocate the operating expenses, interest and other income (expense), net and provision for income taxes to one segment versus the other.

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
We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, and map updates to the software. Services revenue consists primarily of revenue we derive from our brought-in automotive navigation services, advertising services and mobile navigation services.
We report revenue, cost of revenue and gross profit results in three business segments: automotive, advertising and mobile navigation. Our chief executive officer, or CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See " - Results of operations" and Note 11 to the consolidated financial statements in this Form 10-K for more information about our business segments.
Revenue from our automotive segment represented 73%, 74% and 64% of our revenue in fiscal 2017, 2016 and 2015, respectively. Ford represented 69%, 71% and 61% of our revenue in fiscal 2017, 2016 and 2015, respectively. Our contract with Ford expires in December 2017. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal.
Our automotive product revenue is generated primarily from on-board automotive navigation solutions provided to Ford. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen.
Our product revenue is primarily derived from Ford's SYNC 2 and SYNC 3 on-board solutions. We recognize as revenue royalties earned from our Ford SYNC 2 on-board solutions as the software is reproduced onto an SD card and shipped for installation in vehicles; however, we recognize revenue from Ford SYNC 3 primarily as our software is installed in the vehicle by Ford. Accordingly, the timing of our revenue recognition changed materially in fiscal 2017 during Ford's global transition from SYNC 2 to SYNC 3. We experienced a lower level of orders and revenue in the three months ended September 30, 2016 as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. Ford fully transitioned to SYNC 3 in all major regions as of December 31, 2016.
Ford Europe and Ford Australia and New Zealand also offer a map update program as part of its SYNC 2 and SYNC 3 product distribution. Under this program, Ford owners in Europe with SYNC 3 and in Australia and New Zealand with SYNC 2 or SYNC 3 are eligible to receive annual map updates at no additional cost during the contractual period. We earn an annual fee and a per unit fee for these updates. As our solutions encompass greater value-added services, such as Ford’s map update program, there is potential for changes in the timing of revenue recognition. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
We also have agreements with GM. In February 2017, GM launched its first model featuring integration of our on-board and connected navigation solution, the 2017 Cadillac CTS and CTS-V. Due to specified future obligations in connection with the model year 2017 launch, we did not recognize any revenue from GM on-board and connected navigation solutions in fiscal 2017, although we did experience an increase in deferred revenue. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model years 2018 to 2025. In November 2016, we were selected to provide entry level on-board navigation through LG, a Tier 1 supplier for GM's select line of vehicles, for the European market. This solution launched in in Opel's Adam and Corsa model vehicles in 2017. These products are expected to be made available in select vehicles for model years 2018 to 2022.
We derive automotive services revenue primarily from our brought-in automotive navigation solutions. Billings for these services are recorded as deferred revenue and amortized to revenue over the estimated service periods. GM offers its OnStar RemoteLink mobile application powered by our location-based services platform, and we earn a one-time royalty for each new vehicle owner who downloads the OnStar RemoteLink or associated branded application.
We have a partnership with Toyota for brought-in navigation services where our Scout GPS Link mobile application is available in Entune Audio Plus equipped Toyota vehicles in the United States and in certain of its Lexus models equipped with Lexus Display Audio multimedia. Toyota and Lexus vehicles enabled to connect with our Scout GPS Link began shipping in August 2015 and September 2016, respectively. We earn a one-time royalty for each new Toyota or Lexus sold and enabled to connect to our Scout GPS Link mobile application.
In January 2017, Telenav and Xevo Inc. announced that Scout GPS Link and Xevo Engine Link were chosen to provide brought-in navigation services, including a fully interactive moving map, for select model year 2018 Toyota vehicles equipped with Entune 3.0, as well as certain Lexus vehicles. Our fully interactive solution is expected to become available for model years 2018 to 2023. We anticipate that Toyota and Lexus will offer both our current solution and the new fully interactive solution in model year 2018 vehicles, with the availability of each solution dependent upon the Toyota and Lexus model and trim level.
Revenue from our advertising segment, which includes the delivery of display, location-based advertising impressions represented 16%, 12% and 11% of our revenue in fiscal 2017, 2016 and 2015, respectively. Our advertising revenue is derived from ad insertion orders contracted with advertising agencies, direct customers, and channel partners.
Revenue from our mobile navigation segment represented 11%, 14% and 25% of our revenue in fiscal 2017, 2016 and 2015, respectively. We offer voice-guided, real-time, turn by turn, mobile navigation services under several brand names including Scout GPS Navigation as well as under wireless carrier brands (or “white label” brands). Subscription fee revenue from our mobile navigation service has declined steadily from fiscal 2013 through fiscal 2017, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and other wireless carriers, including Sprint. We expect that mobile navigation revenue will continue to decline.
AT&T represented less than 10% of our revenue in fiscal 2017 and 2016, and represented 15% of our revenue in fiscal 2015. In March 2017, our agreement with AT&T automatically renewed through March 2018 and we continue to be the exclusive provider of white label GPS navigation services to AT&T. AT&T is not required to offer our navigation services. The number of paying subscribers for our services through AT&T has declined substantially over the past few years and we expect the number of subscribers and related revenue to continue to decline substantially. In addition, as AT&T shifts the manner in which our applications are preloaded on AT&T devices to one where users are directed to an application store to load our applications on their own, the rate of decline in our revenue from AT&T may increase as those subscribers may then search for other alternatives.
We derive mobile navigation services revenue primarily from our wireless carrier customers for their end users' subscriptions to our mobile navigation services. Our wireless carrier customers pay us based on a revenue sharing arrangement or a monthly subscription fee per end user, and they are responsible for billing and collecting the fees they charge their subscribers for the right to use our navigation services. When we are paid on a revenue sharing basis with our wireless carrier customers, the amount we receive varies depending on several factors, including the revenue share rate negotiated with the wireless carrier customer, the price charged to the subscriber by the wireless carrier customer, the specific sales channel of the wireless carrier customer in which the service is offered and the features and capability of the service. As a result of these factors, the amount we receive for a subscriber may vary considerably and is subject to change over time.

In fiscal 2018, we expect automotive and advertising revenue to represent the strategic growth segments of our business, but our expectations may not be realized. We expect that services revenue from wireless carrier customers, which has a higher gross margin than automotive and advertising revenue, will continue to decline substantially in fiscal 2018 due to the continued decline in the number of monthly recurring subscribers. See "Recent Developments - Ford Map Updates" for discussion about anticipated trends in automotive revenue, gross profit and gross margin.

We generated 88%, 97% and 96% of our revenue in the United States in fiscal 2017, 2016 and 2015, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in the three months ended September 30, 2016, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint ventures in China.
Cost of revenue
We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board automotive navigation solutions and recognition of deferred development costs. Cost of services revenue consists primarily of the costs associated with third party content we incur in providing our brought-in automotive navigation solutions, third party exchange ad inventory, data center operations and outsourced hosting services, customer support, stock-based compensation and amortization of developed technology that we incur in providing our navigation and advertising network services.

We also capitalize and defer recognition of certain licensed map and POI content costs from third parties in a manner similar to deferred revenue for our brought-in automotive solutions and certain of our on-board solutions, and we recognize these deferred costs over the requisite service period. As the deferred revenue and related deferred costs are recognized as the underlying services are provided, we will also incur ongoing costs of revenue for network operations, hosting and data center, customer service support, and other related costs over time. See "Recent Developments - Ford Map Updates" for discussion about anticipated trends in automotive revenue, gross profit and gross margin.
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
While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2018 and beyond, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing OSM content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges.
Operating expenses
We classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. We anticipate continued investment of resources, including the hiring of significant additional headcount, or reallocation of employee personnel to automotive and advertising.
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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue has been derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers, as well as consumers acquired through open market application stores. More recently, automotive revenue has comprised the largest portion of our revenue and automotive and advertising revenue have represented the growing components of our revenue. Our sales and marketing activities supporting our automotive navigation solutions include the costs of our business development efforts. Our automobile manufacturer partners and OEMs also provide primary marketing for our on-board and brought-in navigation services.
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses. With our recent settlement of the Vehicle IP case, we anticipate that reduced legal expenses will drive decreased general and administrative expenses during fiscal 2018. We may also be required to pay judgments, indemnification claims or other amounts, which we are unable to predict or estimate at this time.
Other income (expense), net. Other income (expense), net consists primarily of interest we earn on our cash and cash equivalents and short-term investments, gain or loss on investments and foreign currency transaction gains or losses.

Provision (benefit) for income taxes. Our provision (benefit) for income taxes primarily consists of corporate income taxes related to profits earned in foreign jurisdictions, foreign withholding taxes, and changes to our tax reserves. Our effective tax rate could fluctuate significantly from period to period, particularly in those periods in which we incur losses, due to our ability to benefit from the carryback of net operating losses within the carryback period and the available amount therein, if any. Furthermore, on a quarterly basis our tax rates can fluctuate due to changes in our tax reserves resulting from the settlement of tax audits or the expiration of the statute of limitations. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as the expiration and retroactive reinstatement of tax holidays.
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
Revenue recognition. We generate revenue primarily from software licenses, service subscriptions and customized software development fees. We also generate revenue from the delivery of advertising impressions. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable and collectability is reasonably assured. We evaluate whether it is appropriate to recognize revenue based on the gross amount billed to our customers or the net amount earned as revenue.  When we are primarily obligated in a transaction, have latitude in establishing prices, are responsible for fulfillment of the transaction, have credit risk, or have several but not all of these indicators, we record revenue on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement. We report our automotive and advertising revenue on a gross basis.
We derive product revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications, and map updates to the software. We generally recognize customized software revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue for our automotive on-board navigation solutions as the software is reproduced for installation in vehicles or as the software is installed in vehicles, assuming all other conditions for revenue recognition have been met. For on-board navigation solutions provided with ongoing contractual obligations such as map updates, we generally recognize royalty revenue ratably over the contractual period.
We derive services revenue from our brought-in automotive navigation solutions. Billings for these services are recorded as deferred revenue and amortized to revenue over the estimated service periods.
We derive services revenue from the delivery of advertising impressions. We recognize revenue when the related advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ad impressions delivered, or clicks, drives or actions by users on mobile advertisements.
We also derive services revenue from subscriptions to access our mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers. Our wireless carrier customers pay us based on a revenue sharing arrangement or a monthly subscription fee per end user.
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
We recognize as services revenue the amount our wireless carrier customers report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier customers. We are not the principal provider when selling access to our mobile navigation services through our wireless carrier customers as the subscribers directly contract with our wireless carrier customers. Our wireless carrier customers have the sole ability to set the price charged to their subscribers for our service and have direct responsibility for billing and collecting those fees from their subscribers.
In certain instances, due to the nature and timing of monthly revenue and reporting from our customers, we may be required to make estimates of the amount of revenue to recognize from a customer for the current period. For example, we may not receive accurate subscriber billing information from our wireless carrier customers or production information from our automobile manufacturer and OEM customers and may have to use provisioning, usage, activation and deactivation data, or shipment and production information to allow us to compute revenue due to us from our customers, and in such cases we make estimates of revenue and third party costs. In addition, if we fail to receive an accurate revenue report from a customer for the month, we will need to estimate the amount of revenue that should be recorded for that month. These estimates may require judgment, and we consider certain factors and information in making these estimates such as:

•	purchaser data supplied by our wireless carrier customers or production and sales data provided by our auto manufacturer and OEM customers;

•	customer specific historical subscription or unit sales trends and revenue reporting trends;

•	end user subscription data from our internal systems; and

•	data from comparable distribution channels of our other customers.
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
Software development costs.
Software developed for internal use. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life, which generally ranges from 18 months to 24 months depending on the type of application. Costs incurred and capitalized during the application development stage generally include the costs of software configuration, coding, installation and testing. Such costs primarily include payroll and payroll related expenses for employees directly involved in the application development, as well as third party developer fees. We expense preliminary evaluation costs as they are incurred before the application development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. We begin amortizing capitalized costs when a project is ready for its intended use, and we periodically reassess the estimated useful life of a project considering the effects of obsolescence, technology, competition and other economic factors which may result in a shorter remaining life.
We did not capitalize or write off any software development costs during fiscal 2017, 2016 or 2015. Amortization expense related to capitalized software costs, which was recorded in cost of revenue, totaled zero, zero and $0.1 million for fiscal 2017, 2016 and 2015, respectively.
Software developed for external customers. We account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. We begin deferring development costs upon receipt of a signed contract or purchase order. All such development costs incurred are deferred until the related revenue is recognized. We deferred $3.2 million, $0.6 million and $0.8 million of software development costs during fiscal 2017, 2016 and 2015, respectively. Development costs expensed to cost of revenue totaled $0.1 million, $0.7 million and $1.2 million for fiscal 2017, 2016 and 2015, respectively.
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
Goodwill. Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These tests are based on our operating segment and reporting unit structure. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting units unless we determine, based on a qualitative assessment, that it is more likely than not that the fair value is less than our carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss, if any. In assessing the fair value of our reporting units, we make assumptions regarding our estimated future cash flows, long-term growth rates, timing over which the cash flows will occur and, amongst other factors, the weighted average cost of capital. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2017, the estimated fair value of our mobile navigation business exceeded its carrying value by $1.7 million.
We tested goodwill for impairment on April 1, 2017 at the reporting unit level using a discounted cash flow analysis based upon projected financial information. We applied our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2017, the estimated fair value of each of our reporting units exceeded its carrying value.
Revenue from our mobile navigation business has been declining substantially over the last few years and continued deterioration of this revenue base is expected to result in an impairment of some or all of the goodwill assigned to this reporting unit during fiscal 2018. Total goodwill for our mobile navigation segment as of June 30, 2017 was $2.7 million.
The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record an impairment loss related to our goodwill. We have not recognized any impairment of goodwill in the three year period ended June 30, 2017. As of June 30, 2017, we had goodwill of $31.3 million.
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
Our stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Cost of revenue	$130	$143	$98
Research and development	5,543	6,062	5,275
Selling and marketing	2,090	2,844	2,943
General and administrative	2,399	2,317	3,112
Total stock-based compensation expense	$10,162	$11,366	$11,428
As of June 30, 2017, there was $4.6 million of unrecognized stock-based compensation expense related to unvested stock option awards, net of estimated forfeitures, that we expect to be recognized over a weighted average period of 2.69 years. At June 30, 2017, the total unrecognized stock-based compensation cost related to restricted stock units was $12.2 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.34 years.
We generally utilize the Black-Scholes option-pricing model to determine the fair value of our stock option awards, which requires a number of estimates and assumptions. In valuing share-based awards under the fair value accounting method, significant judgment is required in determining the expected volatility of our common stock and the expected term individuals will hold their share-based awards prior to exercising. The expected volatility is based on the historical volatility of our common stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The expected term was based on an analysis of our historical exercise and cancellation activity. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as an adjustment in the period estimates are revised.
For fiscal 2017, 2016 and 2015, we calculated the fair value of options granted to employees with the following weighted average assumptions:

	Fiscal Year Ended June 30,
	2017	2016	2015
Expected volatility	39%	47%	54%
Expected term (in years)	4.25	4.53	4.38
Risk-free interest rate	1.32%	1.35%	1.60%
Dividend yield	—	—	—

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

Results of operations
The following tables set forth our results of operations for fiscal 2017, 2016 and 2015, as well as a percentage that each line item represents of our revenue for those periods. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended June 30,
Consolidated Statements of Operations Data	2017	2016	2015
Revenue:		(in thousands)
Product	$119,785	$132,454	$100,768
Services	49,799	50,892	59,471
Total revenue	169,584	183,346	160,239
Cost of revenue:
Product	70,260	79,165	55,270
Services	22,075	21,632	23,514
Total cost of revenue	92,335	100,797	78,784
Gross profit	77,249	82,549	81,455
Operating expenses:
Research and development	73,102	68,911	68,060
Sales and marketing	21,995	25,587	26,975
General and administrative	23,041	23,059	23,606
Legal settlement and contingencies	6,424	935	—
Restructuring	—	(1,362)	1,150
Total operating expenses	124,562	117,130	119,791
Loss from operations	(47,313)	(34,581)	(38,336)
Other income (expense), net	892	(229)	2,267
Loss before provision (benefit) for income taxes	(46,421)	(34,810)	(36,069)
Provision (benefit) for income taxes	841	511	(13,006)
Net loss	$(47,262)	$(35,321)	$(23,063)

	Fiscal Year Ended June 30,
	2017	2016	2015
Revenue:	(as a percentage of revenue)
Product	71%	72%	63%
Services	29%	28%	37%
Total revenue	100%	100%	100%
Cost of revenue:
Product	41%	43%	34%
Services	13%	12%	15%
Total cost of revenue	54%	55%	49%
Gross profit	46%	45%	51%
Operating expenses:
Research and development	43%	38%	42%
Sales and marketing	13%	14%	17%
General and administrative	14%	13%	15%
Legal settlement and contingencies	4%	—%	—%
Restructuring	—%	(1)%	1%
Total operating expenses	74%	64%	75%
Loss from operations	(28)%	(19)%	(24)%
Other income (expense), net	1%	—%	1%
Loss before provision (benefit) for income taxes	(27)%	(19)%	(23)%
Provision (benefit) for income taxes	1%	—%	(9)%
Net loss	(28)%	(19)%	(14)%

Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Revenue
Automotive	$123,784	$135,372	$103,100
Advertising	26,841	21,744	17,941
Mobile Navigation	18,959	26,230	39,198
Total revenue	169,584	183,346	160,239
Cost of revenue
Automotive	73,923	81,293	56,319
Advertising	12,724	12,296	11,710
Mobile Navigation	5,688	7,208	10,755
Total cost of revenue	92,335	100,797	78,784
Gross profit
Automotive	49,861	54,079	46,781
Advertising	14,117	9,448	6,231
Mobile Navigation	13,271	19,022	28,443
Total gross profit	$77,249	$82,549	$81,455
Gross margin
Automotive	40%	40%	45%
Advertising	53%	43%	35%
Mobile Navigation	70%	73%	73%
Total gross margin	46%	45%	51%
Comparison of the fiscal years ended June 30, 2017 and 2016
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue decreased 10% to $119.8 million in fiscal 2017 from $132.5 million in fiscal 2016. The decrease in product revenue was due primarily to a decrease in royalty revenue recognized from the commencement of Ford's map update program in Europe in the second half of fiscal 2017, whereby revenue from certain on-board navigation products offered with map updates that we previously recognized upon delivery is now being deferred and recognized as revenue over the contractual period during which we provide map updates. Services revenue decreased 2% to $49.8 million in fiscal 2017 from $50.9 million in fiscal 2016. The decrease in services revenue was due primarily to a decrease in mobile navigation revenue, partially offset by an increase in advertising revenue.
Our cost of product revenue decreased 11% to $70.3 million in fiscal 2017 from $79.2 million in fiscal 2016. The decrease was due primarily to a decrease in third party content costs associated with automotive navigation solutions as a result of offering map updates in Europe in conjunction with our on-board navigation product, which requires that we defer the associated costs that we previously recognized upon delivery of the product and now recognize those costs with the related revenue over the contractual period during which we provide map updates. Our cost of services revenue increased 2% to $22.1 million in fiscal 2017 from $21.6 million in fiscal 2016. The increase was due primarily to an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered, partially offset by a decrease in cost of mobile navigation revenue associated with the decline in such revenue.
Our gross profit decreased to $77.2 million in fiscal 2017 from $82.5 million in fiscal 2016. Our gross margin increased to 46% in fiscal 2017 from 45% in fiscal 2016. The increase in gross margin was primarily due to an increase in automotive gross margin resulting from the commencement of Ford's map update program in Europe in the second half of fiscal 2017, as the royalties earned from on-board navigation solutions for the Europe region that were recognized upon delivery in previous periods and carry a higher relative map cost and lower gross margin are now deferred and recognized over the contractual period, and to a lesser extent, an increase in gross margin from our advertising services revenue due to lower inventory acquisition costs.
Revenue concentrations. In fiscal 2017 and 2016, revenue from Ford represented 69% and 71% of our total revenue, respectively.
We primarily sell our services in the United States. In fiscal 2017 and 2016, revenue derived from U.S. sources represented 88% and 97% of our total revenue, respectively.
Segments information.
Automotive. Automotive revenue decreased 9% to $123.8 million in fiscal 2017 from $135.4 million in fiscal 2016. The decrease was due primarily to a decrease in production royalty revenue of $15.0 million in the second half of fiscal 2017 resulting from the commencement of Ford's map update program in Europe, whereby revenue from certain on-board navigation products offered with map updates that we previously recognized upon delivery is now being deferred and recognized as revenue over the contractual period during which we provide map updates. This decrease was partially offset by an increase in royalty revenue of $5.9 million from automotive navigation solutions in the first half of fiscal 2017. Automotive revenue included customized software development and map update revenue of $0.7 million and $3.2 million in fiscal 2017 and 2016, respectively. In addition, during fiscal 2017 and 2016, our deferred automotive revenue increased $64.4 million and $17.0 million, respectively, primarily related to royalties from Ford Europe and Ford Australia and New Zealand SYNC 3 map update programs, GM's on-board and connected solution and OnStar RemoteLink and Toyota's Scout GPS Link mobile applications. Automotive revenue represented 73% and 74% of total revenue in fiscal 2017 and 2016, respectively.
Cost of automotive revenue decreased 9% to $73.9 million in fiscal 2017 from $81.3 million in fiscal 2016. The decrease was due primarily to a decrease in third party content costs of $7.6 million as a result of offering map updates in Europe in conjunction with our on-board navigation product, which requires that we defer the associated costs that we previously recognized upon delivery of the product and now recognize those costs with the related revenue over the contractual period during which we provide map updates.
Automotive gross profit decreased 8% to $49.9 million in fiscal 2017 from $54.1 million in fiscal 2016. Automotive gross margin was comparable at 40% in fiscal 2017 and fiscal 2016. Gross margin was favorably impacted by the commencement of Ford's map update program in Europe beginning in the second half of fiscal 2017, as the royalties earned from on-board navigation solutions for the Europe region that were recognized upon delivery in previous periods and carry a higher relative map cost and lower gross margin are now deferred and recognized over the contractual period. This increase was offset by the gross margin realized on royalty revenue from SYNC 2 replacement SD cards for updating maps, which has a lower gross margin than our on-board and brought-in automotive solutions.
Advertising. Advertising revenue increased 23% to $26.8 million fiscal 2017 from $21.7 million in fiscal 2016. The increase was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 16% and 12% of total revenue in fiscal 2017 and 2016, respectively.
Cost of advertising revenue increased 3% to $12.7 million in fiscal 2017 from $12.3 million in fiscal 2016. The increase was due primarily to increased third party ad exchange inventory costs of $1.1 million, partially offset by a decrease in amortization of intangible assets of $0.5 million, as our advertising-related acquired intangibles were fully amortized during fiscal 2016. Our costs of advertising revenue increased at a lower rate than our advertising revenue due primarily to improvements in our ability to acquire high performing inventory that meets our customers' requirements at a lower effective cost per thousand impressions, or eCPM.
Advertising gross profit increased 49% to $14.1 million in fiscal 2017 from $9.4 million in fiscal 2016. Advertising gross margin increased to 53% in fiscal 2017 from 43% in fiscal 2016. The increase in gross margin was due primarily to the increased value of contracted insertion orders, combined with a lower eCPM of our inventory.
Mobile Navigation. Mobile navigation revenue decreased 28% to $19.0 million in fiscal 2017 from $26.2 million in fiscal 2016. The decrease was primarily due to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, Sprint and T-Mobile and a decrease in mobile navigation revenue outside of the United States. Mobile navigation revenue represented 11% and 14% of total revenue in fiscal 2017 and 2016, respectively.
Cost of mobile navigation revenue decreased 21% to $5.7 million in fiscal 2017 from $7.2 million in fiscal 2016. The decrease was due primarily to decreases in data center and hosted services costs of $0.6 million, third party content costs of $0.6 million and compensation and benefits expense of $0.3 million.

Mobile navigation gross profit decreased 30% to $13.3 million in fiscal 2017 from $19.0 million in fiscal 2016. Mobile navigation gross margin decreased to 70% in fiscal 2017 from 73% in fiscal 2016. The decrease in gross margin resulted from revenue declining at a greater rate than cost of revenue due to certain fixed costs, primarily related to third party content.
Operating expenses
Research and development. Our research and development expenses increased 6% to $73.1 million in fiscal 2017 from $68.9 million in fiscal 2016. The increase was due primarily to increases of $4.8 million in payroll and related compensation and benefits expense resulting from higher average headcount and $2.1 million in outside services, partially offset by a decrease in stock-based compensation of $0.5 million due primarily to the cancellation of performance-based stock awards for which the performance conditions were not met, and an increase in deferred customized software development costs of $2.5 million. As a percentage of revenue, research and development expenses increased to 43% in fiscal 2017 from 38% in fiscal 2016. The total number of research and development personnel increased 34% to 604 at June 30, 2017 from 451 at June 30, 2016, with a significant portion of the increase attributable to employees in lower cost regions such as Romania and China. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automotive OEMs, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses decreased 14% to $22.0 million in fiscal 2017 from $25.6 million in fiscal 2016. The decrease was primarily due to decreases in payroll and related compensation and benefits expense, including commissions, of $1.7 million resulting from lower average headcount, stock-based compensation expense of $0.8 million, advertising and promotion of $0.7 million and travel and entertainment of $0.3 million. As a percentage of revenue, sales and marketing expenses decreased to 13% in fiscal 2017 from 14% in fiscal 2016. The total number of sales and marketing personnel increased 20% to 61 at June 30, 2017 from 51 at June 30, 2016, although average headcount in fiscal 2017 was lower than in fiscal 2016.
General and administrative. Our general and administrative expenses decreased slightly to $23.0 million in fiscal 2017 from $23.1 million in fiscal 2016. The decrease was primarily due to a decrease in legal expense of $1.4 million, partially offset by an increase in outside services of $1.3 million. The total number of general and administrative personnel was comparable at 57 as of June 30, 2017 and 2016. As a percentage of revenue, general and administrative expenses increased to 14% in fiscal 2017 from 13% in fiscal 2016.
Legal settlement and contingencies. Legal settlement and contingencies expense in fiscal 2017 included the portion of our $8.0 million settlement with Vehicle IP in January 2017 that was not previously accrued. Of the $8.0 million total settlement expense, $0.9 million was previously accrued in fiscal 2016. Legal settlement and contingencies expense in fiscal 2017 also reflected the reversal of an accrued liability of $0.7 million previously expensed related to other ongoing indemnification matters, which were also resolved in January 2017.
Restructuring. Restructuring expense (reversal) for fiscal 2016 was $(1.4) million, primarily reflecting the reversal of a $1.5 million restructuring accrual related to our Sunnyvale facility at 920 De Guigne Drive, as this amount represented the fair value of our lease obligation from April 2016 through November 2019 that was no longer payable in connection with our office lease termination agreement.
Other income (expense), net. Our other income (expense), net was $0.9 million in fiscal 2017 and $(0.2) million in fiscal 2016. Other income (expense), net in fiscal 2017 included $1.2 million of interest income partially offset by a $(0.3) million loss on foreign exchange. Other income (expense), net in fiscal 2016 included $1.1 million of interest income offset by a $1.0 million loss from the write-off of investments in privately-held companies.
Provision (benefit) for income taxes. Our provision for income taxes increased to $0.8 million in fiscal 2017 compared to $0.5 million in fiscal 2016. Our effective tax rate was 2% in fiscal 2017 compared to an effective tax rate of 1% in fiscal 2016. Our effective tax rate in fiscal 2017 was attributable primarily to foreign withholding taxes and income taxes in certain foreign jurisdictions where we have profit, partially offset by the reversal of tax reserves related to the settlement of our New York state and IRS tax audits. Our effective tax rate in fiscal 2016 was attributable primarily to income taxes in certain foreign jurisdictions where we have profit.
We anticipate that our foreign tax withholding obligation will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards and, accordingly, we have negotiated a price adjustment with a major customer.
Due to the limitations of the two year loss carryback for federal tax purposes, we do not anticipate any refunds for losses incurred in fiscal 2017 or thereafter.

The usage of our remaining U.S. federal and California state loss carryforwards at June 30, 2017 of approximately $112.5 million and $9.3 million, respectively, is limited by Section 382 of the Internal Revenue Code.
As of June 30, 2017, our cumulative unrecognized tax benefit was $3.0 million, of which $2.9 million was netted against deferred tax assets. Included in the other long-term liabilities are unrecognized tax benefits at June 30, 2017 of $0.1 million that, if recognized, would affect the annual effective tax rate.
We believe it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2017 could decrease (whether by payment, release, or a combination of both) by approximately $0.1 million in the next 12 months. We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.1 million and $0.6 million accrued for the payment of interest and penalties at June 30, 2017 and 2016, respectively.
All available evidence, both positive and negative, was considered to determine whether, based upon the weight of the evidence, a valuation allowance for deferred tax assets is needed.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in previous years, and expected losses in fiscal 2018 and potentially future years in the U.S., we maintained a valuation allowance on deferred tax assets in the U.S. Due to operating losses in previous years and expected losses in future years, we continued to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. Our valuation allowance increased from the prior fiscal year by approximately $20.3 million, $12.1 million and $4.7 million in fiscal 2017, 2016 and 2015, respectively.
We file income tax returns in the U.S. with the IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2016 for federal tax purposes, for fiscal 2013 through fiscal 2016 in state jurisdictions, and for fiscal 2012 through fiscal 2016 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. As of June 30, 2017, we were under audit by the state of New York for fiscal 2013 through fiscal 2015 and the statute of limitations has been extended for fiscal 2013 to allow New York additional time to complete its audit.
In July 2016, the state of New York completed its audit of our taxes for fiscal 2010 through fiscal 2012. We paid $0.4 million to settle the audit and recorded a tax benefit of $1.0 million in July 2016 to reverse the remaining related tax reserves.
In May 2017, the IRS completed its audit of our income taxes for fiscal 2012 through fiscal 2015. The audit resulted in a $0.9 million reduction of our research and development tax credit carryforwards and we recorded a tax benefit of $0.4 million to reverse the related tax reserves.
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
Our cost of product revenue increased 43% to $79.2 million in fiscal 2016 from $55.3 million in fiscal 2015. The increase was due primarily to an increase in third party content costs associated with automotive navigation solutions, as our business continued to shift from deriving a majority of revenue from mobile navigation services to deriving a majority of revenue from automotive navigation products and services. Furthermore, cost of product revenue increased at a higher rate than product revenue due primarily to an increase in third party content costs associated with increased royalty revenue and a higher percentage of revenue from Ford on vehicles sold in Europe and China, which generally have higher associated content costs. Our cost of services revenue decreased 8% to $21.6 million in fiscal 2016 from $23.5 million in fiscal 2015. The decrease was due primarily to a decrease in cost of mobile navigation revenue associated with the decline in such revenue, partially offset by an increase in cost of advertising revenue resulting from increases in third party ad exchange inventory costs and hosting services associated with the increased impressions delivered.

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
Operating expenses
Research and development. Our research and development expenses increased 1% to $68.9 million in fiscal 2016 from $68.1 million in fiscal 2015. The increase was due primarily to increases in outside services of $1.0 million, stock-based compensation of $0.8 million and travel and entertainment expenses of $0.7 million, partially offset by a decrease of $0.9 million due to the reversal of deferred rent associated with our Sunnyvale, California facility lease termination and a decrease in severance pay of $0.9 million. As a percentage of revenue, research and development expenses decreased to 38% in fiscal 2016 from 42% in fiscal 2015. The total number of research and development personnel increased 9% to 451 at June 30, 2016 from 413 at June 30, 2015, with a significant portion of the increase attributable to employees in lower cost regions such as Romania and China. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automobile manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new services and products for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
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
Provision (benefit) for income taxes. Our provision for income taxes increased to $0.5 million in fiscal 2016 from a benefit of $(13.0) million in fiscal 2015. Our effective tax rate, which resulted in the recognition of a tax expense, was 1% in fiscal 2016 compared to an effective tax rate, which resulted in the recognition of a tax benefit, of 36% in fiscal 2015. Our effective tax rate in fiscal 2016 was attributable primarily to income taxes in certain foreign jurisdictions where we have profit. Our effective tax rate in fiscal 2015 was attributable primarily to tax benefits recorded from the federal income tax refund of $5.4 million, the recognition of a state income tax refund of $3.0 million and a refund of $1.1 million from a change in tax accounting method, both related to prior years and received in fiscal 2015; and the reversal of tax reserves of $4.2 million due to loss carryback, expiration of the statute of limitations, and settlement of our California audit.
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(9,452)	$(3,098)	$(7,696)
Net cash provided by investing activities	8,942	8,553	16,052
Net cash used in financing activities	(270)	(2,316)	(2,471)
Effect of exchange rate changes on cash and cash equivalents	188	(511)	(1,698)
Net increase (decrease) in cash and cash equivalents	$(592)	$2,628	$4,187
At June 30, 2017, we had cash and cash equivalents and short-term investments of $98.4 million, which primarily consisted of corporate bonds, asset-backed securities, municipal securities and commercial paper held by well-capitalized financial institutions.
Our accounts receivable are heavily concentrated in a small number of customers. As of June 30, 2017, our accounts receivable, net balance was $57.8 million, of which Ford represented 74%.
Our future capital requirements will depend on many factors, including our ability to continue to increase our billings and control our expenses in fiscal 2018 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to continue to use cash in operating activities in fiscal 2018 and we may experience greater than expected cash usage in operating activities if revenue is lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, one of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash used in operating activities. Net cash used in operating activities was $9.5 million, $3.1 million and $7.7 million in fiscal 2017, 2016 and 2015, respectively. Cash provided by (used in) operating activities has historically been affected by changes in our end user base and our operating costs. In fiscal 2017, cash used in operating activities was due primarily to a net loss of $47.3 million, partially offset by non-cash charges for depreciation and amortization of $2.6 million, stock-based compensation of $10.2 million, and a $24.4 million change in our operating assets and liabilities. In fiscal 2016, cash used in operating activities was due primarily to a net loss of $35.3 million, partially offset by non-cash charges for depreciation and amortization of $3.4 million, stock-based compensation of $11.4 million, write-off of long-term investments of $1.0 million, and a $15.4 million change in our operating assets and liabilities. In fiscal 2015, cash used in operating activities was driven principally by a net loss of $23.1 million and a $3.2 million change in our operating assets and liabilities, partially offset by non-cash charges for depreciation and amortization of $5.2 million, stock-based compensation of $11.4 million, and write-off of long-term investments of $1.3 million.
Net cash provided by investing activities. Net cash provided by investing activities was $8.9 million, $8.6 million and $16.1 million during fiscal 2017, 2016 and 2015, respectively. In fiscal 2017, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $9.9 million, partially offset by purchases of property and equipment of $1.2 million. In fiscal 2016, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $12.6 million, partially offset by purchases of property and equipment of $4.0 million. In fiscal 2015, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $19.4 million, partially offset by purchases of property and equipment of $1.2 million and purchases of long-term investments of $2.5 million. We expect our capital expenditures in future periods to remain in line with fiscal 2017 as we continue to invest in the infrastructure needed for our strategic growth areas of automotive and advertising, while also leveraging the benefits of hosted environments for which we no longer have to make large upfront capital expenditure investments.
Net cash used in financing activities. During fiscal 2017, 2016 and 2015, we used cash in our financing activities of $0.3 million, $2.3 million and $2.5 million, respectively. In fiscal 2017, 2016 and 2015, these activities reflect the repurchases of our outstanding stock under our stock repurchase programs and tax withholdings paid related to net share settlements of restricted stock units upon vesting, and were partially offset by proceeds from the exercise of options for our common stock.
Contractual obligations, commitments and contingencies
We generally do not enter into long term minimum purchase commitments. However, we have agreed to pay minimum annual license fees to certain of our third party content providers. Our principal commitments, in addition to those related to our third party content providers, consist of obligations under facility leases for office space in Santa Clara and Culver City, California; Reston, Virginia; Southfield, Michigan; Chicago, Illinois; New York, New York; Shanghai, China; Xi’an, China; Cluj, Romania; Berlin, Germany; Tokyo, Japan; and Incheon, South Korea.
The following table summarizes our outstanding noncancelable contractual obligations as of June 30, 2017:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$10,452	$3,415	$4,553	$2,435	$49
Purchase obligations(2)	6,321	2,347	1,898	830	1,246
Total contractual obligations	$16,773	$5,762	$6,451	$3,265	$1,295

(1)	Consists of contractual obligations for office space under noncancelable operating leases.

(2)	Consists of minimum noncancelable financial commitments primarily related to fees owed to certain third party content providers, regardless of usage level.
At June 30, 2017, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $0.2 million. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authority will occur.
Warranties and indemnifications
Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our navigation services or products infringe a third party’s intellectual property rights or for other specified reasons. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to litigation in which our customers have been named as defendants. See Part I, Item 3, “Legal Proceedings.” As it relates to past indemnification requests or notices, in certain situations we have agreed to defend or indemnify our customers for the indemnity demands. For those notices where we have not agreed to provide indemnity or defense to date, or future demands for indemnity, we may in the future agree to defend and indemnify our customers, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our navigation services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our customers, negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted, or any of our customer agreements is terminated, our business, operating results and financial condition could be materially harmed. As of June 30, 2017, any costs in connection with such indemnity demands which are probable and estimable have been recorded in our consolidated financial statements.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2017.

Off-balance sheet arrangements
During fiscal 2017, 2016 and 2015, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent accounting pronouncements
See Part IV., Item 15 (a) 1. Financial Statements, Note 1 Summary of business and significant accounting policies, "Recent accounting pronouncements."

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in fiscal 2017 would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of June 30, 2017. Management based its assessment on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2017.
Grant Thornton LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have audited the internal control over financial reporting of Telenav, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 30, 2017, and our report dated August 24, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
San Jose, California August 24, 2017

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.
The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2017 fiscal year end) under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2017 fiscal year end) under the headings “Corporate Governance,” “Executive Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2017 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2017 fiscal year end) under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2017 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2017 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2009
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.4	10/30/2009
10.4.1#	2009 Equity Incentive Plan, amended and restated as of January 27, 2017	8-K	10.4.3	1/31/2017
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3†	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4†	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5†	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012
10.15.6†	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.23†	Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.23	11/8/2013
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014
10.16.25†	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26†	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27†	Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-K	10.16.27	8/22/2014
10.16.28†	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	10-K	10.16.28	8/22/2014
10.16.29†	Amended and Restated Territory License No. 8, dated August 18, 2014, by and between Telenav, Inc., HERE North America, LLC (f/k/a NAVTEQ North America, LLC), and Here Europe B.V. (f/k/a NAVTEQ Europe B.V.)	10-Q	10.16.29	11/6/2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.30†	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	10-Q	10.16.30	2/5/2015
10.16.31†	Territory License No. 11, dated April 3, 2015 by and between HERE North America, LLC, HERE Europe B.V., and Telenav, Inc.	10-K	10.16.31	8/24/2015
10.16.32†	First Amendment to Amended and Restated Territory License No. 8, dated November 4, 2015 by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.32	2/9/2016
10.16.33†	First Amendment to General License Agreement, dated November 12, 2015 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.33	2/9/2016
10.16.34†	Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.34	5/9/2016
10.16.35†	First Amendment, effective August 24, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.35	11/7/2016
10.16.36†	Second Amendment, effective December 5, 2016, to Amended and Restated Territory License No. 8, dated April 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.36	2/3/2017
10.16.36.1	Sublease Termination Agreement, dated as of August 10, 2017, among Avaya Inc. and Telenav, Inc.[1]
10.16.37†	Third Amendment, effective December 6, 2016, to Territory License No. 9, dated February 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.37	2/3/2017
10.16.38†	Second Amendment, effective December 6, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.38	2/3/2017
10.16.39†+	Territory License No. 12, dated June 30, 2017, by and among HERE North America, LLC, HERE Europe B.V. and Telenav, Inc.	Filed Herewith
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23.1	2/6/2014
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26†	SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1†	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2†	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3†	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4†	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.5†	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6†	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7†	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012
10.26.8†	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9†	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11†	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.11	8/30/2013
10.26.12†	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.12	8/30/2013
10.26.13†	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.13	8/30/2013
10.26.14†	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.14	11/8/2013
10.26.15†	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.15	2/6/2014
10.26.16†	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014
10.26.17†	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.17	5/7/2015
10.26.18†	Amendment No. 18 effective June 17, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.18	11/9/2015
10.26.19†	Amendment No. 19, effective December 1, 2015, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.19	11/7/2016
10.26.20†	Amendment No. 20, effective January 1, 2016, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.20	2/3/2017
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.	10-Q	10.32	2/5/2015
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	10-Q	10.33	2/5/2015
10.36	Sublease, dated as of November 11, 2015, between Avaya Inc. and Telenav, Inc.	10-Q	10.36	2/9/2016
10.37	Landlord Consent to Sublease, dated as of December 18, 2015, by and among The Prudential Insurance Company of America, Avaya Inc., and Telenav, Inc.	10-Q	10.37	2/9/2016
10.38	Lease Termination Agreement dated October 16, 2015, by and between St. Paul Fire and Marine Insurance Company and Telenav, Inc.	8-K	10.1	10/22/2015
10.39	Shanghai Real Estate Lease Agreement, dated as of March 4, 2016, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	10-K	10.39	8/22/2016
10.40	Lease dated August 9, 2017 for 4655 Great America Parkway, Suite 300, Snata Clara, CA among PRII Towers at Great America Owner LLC and Telenav, Inc.[1]
10.41	Settlement Agreement dated August 24, 2017 by and among Telenav, Inc. and Nokomis Capital, LLC and its affiliates	8-K	10.41	8/24/2017
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
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

[1]	To be filed with the Telenav, Inc. September 30, 2017 Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated:	August 24, 2017	By:	/s/ Dr. HP JIN
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

Name and Signature	Title	Date

/s/ Dr. HP JIN	Chairman of the Board of Directors, President and Chief Executive Officer	August 24, 2017
Dr. HP Jin	(Principal Executive Officer)

/s/ MICHAEL STRAMBI	Chief Financial Officer and Treasurer	August 24, 2017
Michael Strambi	(Principal Financial and Accounting Officer)

/s/ SAMUEL CHEN	Director	August 24, 2017
Samuel Chen

/s/ WES CUMMINS	Director	August 24, 2017
Wes Cummins

/s/ KAREN C. FRANCIS	Director	August 24, 2017
Karen C. Francis

/s/ DOUGLAS MILLER	Director	August 24, 2017
Douglas Miller

/s/ KEN XIE	Director	August 24, 2017
Ken Xie

/s/ JOSEPH M. ZAELIT	Director	August 24, 2017
Joseph M. Zaelit

FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Telenav, Inc.
We have audited the accompanying consolidated balance sheets of Telenav, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Telenav, Inc. and subsidiaries as of June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 24, 2017 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP
San Jose, California August 24, 2017

TELENAV, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$20,757	$21,349
Short-term investments	77,598	88,277
Accounts receivable, net of allowances of $75 and $111 at June 30, 2017 and 2016, respectively	57,834	42,216
Restricted cash	3,401	5,109
Income taxes receivable	34	687
Deferred costs	11,703	1,784
Prepaid expenses and other current assets	3,988	4,448
Total current assets	175,315	163,870
Property and equipment, net	4,658	5,247
Deferred income taxes, non-current	900	661
Goodwill and intangible assets, net	34,844	35,993
Deferred costs, non-current	42,389	10,292
Other assets	1,454	2,184
Total assets	$259,560	$218,247
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$6,151	$4,992
Accrued expenses	51,528	36,274
Deferred revenue	20,345	4,334
Income taxes payable	197	88
Total current liabilities	78,221	45,688
Deferred rent, non-current	996	1,124
Deferred revenue, non-current	67,056	19,035
Other long-term liabilities	1,139	2,715
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 43,946 shares and 42,708 shares issued and outstanding at June 30, 2017 and 2016, respectively	44	43
Additional paid-in capital	159,666	149,775
Accumulated other comprehensive loss	(1,934)	(1,767)
Retained earnings (accumulated deficit)	(45,628)	1,634
Total stockholders’ equity	112,148	149,685
Total liabilities and stockholders’ equity	$259,560	$218,247
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	June 30,
	2017	2016	2015
Revenue:
Product	$119,785	$132,454	$100,768
Services	49,799	50,892	59,471
Total revenue	169,584	183,346	160,239
Cost of revenue:
Product	70,260	79,165	55,270
Services	22,075	21,632	23,514
Total cost of revenue	92,335	100,797	78,784
Gross profit	77,249	82,549	81,455
Operating expenses:
Research and development	73,102	68,911	68,060
Sales and marketing	21,995	25,587	26,975
General and administrative	23,041	23,059	23,606
Legal settlement and contingencies	6,424	935	—
Restructuring	—	(1,362)	1,150
Total operating expenses	124,562	117,130	119,791
Loss from operations	(47,313)	(34,581)	(38,336)
Other income (expense), net	892	(229)	2,267
Loss before provision (benefit) for income taxes	(46,421)	(34,810)	(36,069)
Provision (benefit) for income taxes	841	511	(13,006)
Net loss	$(47,262)	$(35,321)	$(23,063)

Net loss per share, basic and diluted	$(1.09)	$(0.85)	$(0.58)

Weighted average shares used in computing net loss per share, basic and diluted	43,343	41,567	39,991
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	June 30,
	2017	2016	2015

Net loss	$(47,262)	$(35,321)	$(23,063)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	188	(512)	(1,698)
Available for sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(360)	272	(156)
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	5	13	(262)
Net increase (decrease) from available-for-sale securities, net of tax	(355)	285	(418)
Other comprehensive loss, net of tax	(167)	(227)	(2,116)
Comprehensive loss	$(47,429)	$(35,548)	$(25,179)

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2014	39,462	$40	$129,278	$576	$62,511	$192,405
Issuance of common stock upon exercise of stock options	889	1	4,411	—	—	4,412
Release of restricted stock units	683	—	(3,103)	—	—	(3,103)
Repurchases of common stock	(497)	—	(1,608)	—	(2,172)	(3,780)
Stock-based compensation expense	—	—	11,428	—	—	11,428
Foreign currency translation adjustment, net of tax	—	—	—	(1,698)	—	(1,698)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(418)	—	(418)
Net loss	—	—	—	—	(23,063)	(23,063)
Balance at June 30, 2015	40,537	$41	$140,406	$(1,540)	$37,276	$176,183
Issuance of common stock upon exercise of stock options	1,299	1	1,548	—	—	1,549
Release of restricted stock units	948	1	(3,296)	—	—	(3,295)
Repurchases of common stock	(76)	—	(249)	—	(321)	(570)
Stock-based compensation expense	—	—	11,366	—	—	11,366
Foreign currency translation adjustment, net of tax	—	—	—	(512)	—	(512)
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	285	—	285
Net loss	—	—	—	—	(35,321)	(35,321)
Balance at June 30, 2016	42,708	$43	$149,775	$(1,767)	$1,634	$149,685
Issuance of common stock upon exercise of stock options	437	—	2,738	—	—	2,738
Release of restricted stock units	801	1	(3,009)	—	—	(3,008)
Stock-based compensation expense	—	—	10,162	—	—	10,162
Foreign currency translation adjustment, net of tax	—	—	—	188	—	188
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(355)	—	(355)
Net loss	—	—	—	—	(47,262)	(47,262)
Balance at June 30, 2017	43,946	$44	$159,666	$(1,934)	$(45,628)	$112,148

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2017	2016	2015
Operating activities
Net loss	$(47,262)	$(35,321)	$(23,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,647	3,362	5,239
Accretion of net premium on short-term investments	403	645	1,318
Stock-based compensation expense	10,162	11,366	11,428
Valuation allowance on deferred tax assets	—	—	(778)
Bad debt expense	189	95	33
Write-off of long-term investments	—	977	1,302
(Gain) loss on disposal of property and equipment	(14)	398	73
Changes in operating assets and liabilities:
Accounts receivable	(15,807)	(5,817)	(10,764)
Deferred income taxes	(239)	109	1,342
Restricted cash	1,709	(231)	1,117
Income taxes receivable	654	5,393	852
Deferred costs	(42,016)	(8,935)	(2,641)
Prepaid expenses and other current assets	459	(592)	5,133
Other assets	483	972	550
Trade accounts payable	1,195	4,118	328
Accrued expenses and other liabilities	13,778	4,730	(2,258)
Income taxes payable	109	(636)	(80)
Deferred rent	66	(272)	(1,219)
Deferred revenue	64,032	16,541	4,392
Net cash used in operating activities	(9,452)	(3,098)	(7,696)
Investing activities
Purchases of property and equipment	(1,225)	(4,004)	(1,208)
Purchases of short-term investments	(64,957)	(55,021)	(113,144)
Proceeds from sales and maturities of short-term investments	74,878	67,578	132,528
Purchases of long-term investments	—	—	(2,500)
Proceeds from sales of long-term investments	246	—	376
Net cash provided by investing activities	8,942	8,553	16,052
Financing activities
Proceeds from exercise of stock options	2,738	1,549	4,412
Repurchase of common stock	—	(570)	(3,780)
Tax withholdings related to net share settlements of restricted stock units	(3,008)	(3,295)	(3,103)
Net cash used in financing activities	(270)	(2,316)	(2,471)
Effect of exchange rate changes on cash and cash equivalents	188	(511)	(1,698)
Net increase (decrease) in cash and cash equivalents	(592)	2,628	4,187
Cash and cash equivalents, at beginning of period	21,349	18,721	14,534
Cash and cash equivalents, at end of period	$20,757	$21,349	$18,721
Supplemental disclosure of cash flow information
Income taxes paid (received), net	$1,872	$(4,610)	$(10,754)

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
Notes to Consolidated Financial Statements

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as "Telenav," “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. Telenav is a leading provider of connected car and location-based platform products and services. We utilize our automobile navigation platform and our advertising delivery platform to deliver these products and services. Our automobile navigation platform allows us to deliver enhanced location-based services to automobile manufacturers, as well as original equipment manufacturers and tier one suppliers, to which we refer collectively as OEMs. Our advertising delivery platform, which we provide through our Thinknear subsidiary, delivers highly targeted advertising services leveraging our location expertise. We operate in three business segments: automotive, advertising and mobile navigation. Our fiscal year ends on June 30, and in this report we refer to the fiscal years ended June 30, 2017, 2016 and 2015 as fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
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
Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our overall operating results for fiscal 2017, fiscal 2016 or fiscal 2015.
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
Revenue recognition
We generate revenue primarily from software licenses, service subscriptions and customized engineering fees. We also generate revenue from the delivery of advertising impressions. We recognize revenue when persuasive evidence of an arrangement exists, delivery of the product or service has occurred, the fee is fixed or determinable, and collectability is reasonably assured. We evaluate whether it is appropriate to recognize revenue based on the gross amount billed to our customers or the net amount earned as revenue. When we are primarily obligated in a transaction, have latitude in establishing prices, are responsible for fulfillment of the transaction, have credit risk, or have several but not all of these indicators, we record revenue on a gross basis. While none of the factors individually are considered presumptive or determinative, in reaching conclusions on gross versus net revenue recognition, we place the most weight on the analysis of whether or not we are the primary obligor in the arrangement. We report our automotive and advertising revenue on a gross basis.
We derive product revenue from the delivery of customized software and royalties earned from the distribution of this customized software in certain automotive navigation applications, and map updates to the software. We generally recognize customized software revenue using the completed contract method of contract accounting under which revenue is recognized upon delivery to, and acceptance by, the automobile manufacturer of our on-board navigation solutions. We generally recognize royalty revenue for our automotive on-board navigation solutions as the software is reproduced for installation in vehicles or as the software is installed in vehicles, assuming all other conditions for revenue recognition have been met. For on-board navigation solutions provided with ongoing contractual obligations such as map updates, we generally recognize royalty revenue ratably over the contractual period.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

We derive services revenue from our brought-in automotive navigation solutions and other automotive services. Billings for these services are recorded as deferred revenue and amortized to revenue over the estimated service periods.
We derive services revenue from the delivery of advertising impressions. We recognize revenue when the related advertising services are delivered based on the specific terms of the advertising contract, which are commonly based on the number of ad impressions delivered, or clicks, drives or actions by users on mobile advertisements.
We also derive services revenue from subscriptions to access our mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers. Our wireless carrier customers typically pay us based on a revenue sharing arrangement or a monthly subscription fee per end user.
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
We recognize as services revenue the amount our wireless carrier customers report to us as we provide our services, which are net of any revenue sharing or other fees earned and deducted by our wireless carrier customers. We are not the principal provider when selling access to our mobile navigation services through our wireless carrier customers as the subscribers directly contract with our wireless carrier customers. Our wireless carrier customers have the sole ability to set the price charged to their subscribers for our service and have direct responsibility for billing and collecting those fees from their subscribers.
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
Foreign currency
We translate the financial statements of certain of our foreign subsidiaries whose functional currency is their local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our net income for each year. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates during the year. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains (losses) were $318,000, $(10,000) and $1.6 million in fiscal 2017, 2016 and 2015, respectively. The foreign currency transaction gains of $1.6 million in fiscal 2015 were primarily driven by mark-to-market adjustment of intercompany balances.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance, net of tax as of June 30, 2015	$(1,377)	$(163)	$(1,540)
Other comprehensive income (loss) before reclassifications, net of tax	(512)	272	(240)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	13	13
Other comprehensive income (loss), net of tax	(512)	285	(227)
Balance, net of tax as of June 30, 2016	(1,889)	122	(1,767)
Other comprehensive income (loss) before reclassifications, net of tax	188	(360)	(172)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	5	5
Other comprehensive income (loss), net of tax	188	(355)	(167)
Balance, net of tax as of June 30, 2017	$(1,701)	$(233)	$(1,934)
The amount reclassified from accumulated other comprehensive income (loss), net of tax, was determined using the specific identification method and the amount was included in other income, net, for fiscal 2017 and 2016, respectively.
The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material for fiscal 2017 and 2016.
Cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all of our cash equivalents and short-term investments as “available-for-sale,” as these investments are free of trading restrictions. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying consolidated balance sheets. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. Our net realized gains (losses) were zero, $4,000 and $236,000 in fiscal 2017, 2016 and 2015, respectively. Interest income totaled $1.2 million, $1.1 million and $1.0 million in fiscal 2017, 2016 and 2015, respectively.
Concentrations of risk and significant customers
Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. We maintain our cash, cash equivalents and short-term investments with well-capitalized financial institutions. Cash equivalents consist primarily of money-market accounts and commercial paper with original maturities of three months or less at the time of purchase. Our primary customers are automobile manufacturers, original equipment manufacturers and tier one suppliers, and advertisers and advertising agencies, and we do not require collateral for accounts receivable. To manage the credit risk associated with accounts receivable, we evaluate the creditworthiness of our customers. We evaluate our accounts receivable on an ongoing basis to determine those amounts not collectible. To date, we are not aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, other than those customers for which an allowance for doubtful accounts has been established.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Revenue related to products and services provided through Ford Motor Company, or Ford, comprised 69%, 71% and 61% of revenue for fiscal 2017, 2016 and 2015, respectively. Receivables due from Ford were 74% and 64% of total accounts receivable at June 30, 2017 and 2016, respectively. Revenue related to services provided through AT&T Mobility LLC., or AT&T, comprised less than 10% of revenue for fiscal 2017 and 2016, and 15% of revenue for fiscal 2015. No other customer represented 10% of our revenue or 10% of our receivables for any period presented.
Our licensed map, POI and traffic data have been provided principally through HERE North America, LLC, a company owned by a consortium of German auto manufacturers, or HERE, and TomTom North America, Inc., or TomTom, in fiscal 2017, 2016 and 2015. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of June 30, 2017 and 2016, we had restricted cash of $3.4 million and $5.1 million, respectively, on our consolidated balance sheets. As of June 30, 2017 and 2016, restricted cash is comprised primarily of prepayments from a customer.
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
As of June 30, 2017 and 2016, we did not have any Level 3 financial instruments.
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
Long-term investments
Our long-term investments consist of privately-held investments, and are included in other assets in our consolidated balance sheets. As of June 30, 2017, the carrying value of our total privately-held investments was $708,000. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-method investments are carried at historical cost in our consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-method investments for impairment. We record realized gains or losses on the sale or impairment of cost method investments in other income, net. We recorded impairment charges of zero, $750,000 and $482,000 for cost-method investments during fiscal 2017, 2016 and 2015, respectively.
In addition to these cost-basis investments, in April 2015, we entered into an agreement to spin off a product line developed by our Shanghai, China team, including certain assets and technology as well as the transfer of seven employees, and we agreed to invest $1.0 million in the form of a convertible note. We are the primary investor; however, we do not have

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

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
During fiscal 2016, we also recorded an impairment charge of $227,000 to write down to zero the remaining carrying value of our June 2015 investment in a Xi'an, China spinoff made in the form of a convertible note.
Including the impairment in the Shanghai and Xi'an, China spin offs above, we recorded impairment charges of zero, $977,000 and $1.3 million on certain non-marketable equity investments in fiscal 2017, 2016 and 2015, respectively.
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
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These tests are based on our operating segment and reporting unit structure. We first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are not required to calculate the fair value of our reporting units unless we determine, based on a qualitative assessment, that it is more-likely-than-not that the fair value is less than our carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a two-step quantitative goodwill impairment test. The first step of the impairment test involves comparing the fair value of the reporting unit to its net book value, including goodwill. If the net book value exceeds its fair value, then we would perform the second step of the goodwill impairment test to determine the amount of the impairment loss, if any. In assessing the fair value of our reporting units, we make assumptions regarding our estimated future cash flows, long-term growth rates, timing over which the cash flows will occur and, amongst other factors, the weighted average cost of capital. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record an impairment loss related to our goodwill. Based on the results of our annual goodwill impairment test as of April 1, 2017, the estimated fair value of our mobile navigation business exceeded its carrying value by $1.7 million. We have not recognized any impairment of goodwill in the three year period ended June 30, 2017. As of June 30, 2017, we had goodwill of $31.3 million.
Leases
We lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our consolidated balance sheets. The terms of certain lease agreements provide for rental payments on a graduated basis; however, we recognize rent expense on a straight-line basis over the lease period. Any lease incentives or contracted sublease income are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier. As of June 30, 2017, and 2016, we had a total of $1.2 million and $1.3 million, respectively, in deferred rent related to tenant improvement lease incentives and graduated rent payments recorded as liabilities on our balance sheets.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

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
Research and software development costs
We expense research and development costs as incurred. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life, which generally ranges from 18 to 24 months depending on the type of application. We did not capitalize or write off any software development costs during fiscal 2017, 2016 and 2015. Amortization expense related to capitalized software costs, which has been recorded in cost of revenue, totaled zero, zero and $97,000 for fiscal 2017, 2016 and 2015, respectively. As of June 30, 2017, capitalized software costs were fully amortized.
We also account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. We begin deferring development costs upon receipt of a signed contract or purchase order. All such development costs incurred are deferred until the related revenue is recognized. We deferred $3.2 million, $648,000 and $802,000 of software development costs during fiscal 2017, 2016 and 2015, respectively. Development costs expensed to cost of revenue totaled $120,000, $660,000 and $1.2 million in fiscal 2017, 2016 and 2015, respectively. As of June 30, 2017 and 2016, deferred capitalized software development costs were $3.1 million and $33,000, respectively.
Advertising expense
Advertising costs are expensed as incurred. Advertising expense was $246,000, $254,000 and $1.1 million in fiscal 2017, 2016 and 2015, respectively.
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
In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new standard is effective for us in our first quarter of fiscal 2021. Early adoption is permitted as of the fiscal year beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the effect that this new standard will have on our consolidated financial statements.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

In March 2016, the FASB issued new guidance to revise aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for us in our first quarter of fiscal 2018. Early adoption is permitted. We are evaluating the effect that this new standard will have on our consolidated financial statements.
In March 2016, the FASB issued new guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The new standard will be effective for us in the first quarter of fiscal 2019. We are evaluating the effect that this new standard will have on our consolidated financial statements.
In February 2016, the FASB issued new guidance which amends the existing accounting standards for leases. Under the new guidance, a lessee will be required to recognize right-of-use assets and lease liabilities on the balance sheet for certain leases classified as operating leases. The new standard is effective for us in our first quarter of fiscal 2020. Early adoption is permitted. We are evaluating the effect that this new standard will have on our consolidated financial statements.
In January 2016, the FASB issued new guidance that amends the accounting and disclosures of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in current earnings. The new standard is effective for us in our first quarter of fiscal 2019. We are evaluating the effect that this new standard will have on our consolidated financial statements.
In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, ASC 606, Revenue from Contracts with Customers, or ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this guidance by one year; however, early adoption is permitted. The updated standard will be effective for us in the first quarter of fiscal 2019. We are in the process of selecting a transition method and determining the effect that this new standard will have on our consolidated financial statements and related disclosures.
We intend to adopt ASC 606 effective July 1, 2018. While we are in the process of selecting a transition method, we anticipate this standard will have a material impact on our consolidated financial statements. Even though our assessment of the impact of this standard is not complete, we currently believe the most significant impact will be to the recognition of revenue for certain of our automotive value-added and combined offerings, such as on-board navigation with map updates and on-board and connected navigation. We anticipate our revenue recognition for certain of these offerings may change and we may no longer recognize revenue associated with certain software-related elements over the life of our contractual obligations.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2017	2016	2015
Net loss	$(47,262)	$(35,321)	$(23,063)

Weighted average common shares used in computing net loss per share, basic and diluted	43,343	41,567	39,991

Net loss per share, basic and diluted	$(1.09)	$(0.85)	$(0.58)

The following outstanding shares subject to options and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Stock options	5,708	5,370	4,781
Restricted stock units	3,005	3,302	4,290
Total	8,713	8,672	9,071

3.	Cash, cash equivalents and short-term investments
Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$17,316	$—	$—	$17,316
Cash equivalents:
Money market mutual funds	444	—	—	444
Commercial paper	2,997	—	—	2,997
Total cash equivalents	3,441	—	—	3,441
Total cash and cash equivalents	20,757	—	—	20,757
Short-term investments:
U.S. treasury securities	1,476	—	(3)	1,473
U.S. agency securities	2,553	—	(16)	2,537
Asset-backed securities	9,707	8	(10)	9,705
Municipal securities	7,980	3	(1)	7,982
Commercial paper	4,240	—	(1)	4,239
Foreign government securities	750	—	—	750
Corporate bonds	50,987	24	(99)	50,912
Total short-term investments	77,693	35	(130)	77,598
Cash, cash equivalents and short-term investments	$98,450	$35	$(130)	$98,355

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2016 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$14,308	$—	$—	$14,308
Cash equivalents:
Money market mutual funds	5,641	—	—	5,641
Agency bonds	1,400			1,400
Total cash equivalents	7,041	—	—	7,041
Total cash and cash equivalents	21,349	—	—	21,349
Short-term investments:
U.S. treasury securities	1,699	3	—	1,702
Asset-backed securities	10,160	17	(2)	10,175
Municipal securities	6,004	14	—	6,018
Commercial paper	3,494	1	—	3,495
Agency bonds	5,907	22	—	5,929
Corporate bonds	60,754	217	(13)	60,958
Total short-term investments	88,018	274	(15)	88,277
Cash, cash equivalents and short-term investments	$109,367	$274	$(15)	$109,626

The following table summarizes the cost and estimated fair value of fixed income securities classified as short-term investments based on stated maturities as of June 30, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$36,957	$36,952
Due between one and two years	26,270	26,227
Due between two and three years	14,466	14,419
Total	$77,693	$77,598

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of June 30, 2017 and 2016, we did not consider any of our short-term investments to be other-than-temporarily impaired.

4.	Fair value of financial instruments
We measure certain financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at June 30, 2017 (in thousands):

	Fair Value Measurements at June 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$444	$444	$—	$—
Commercial paper	2,997	—	2,997	—
Total cash equivalents	3,441	444	2,997	—
Short-term investments:
U.S. treasury securities	1,473	1,473	—	—
U.S. agency securities	2,537	—	2,537	—
Asset-backed securities	9,705	—	9,705	—
Municipal securities	7,982	—	7,982	—
Commercial paper	4,239	—	4,239	—
Foreign government securities	750	—	750	—
Corporate bonds	50,912	—	50,912	—
Total short-term investments	77,598	1,473	76,125	—
Cash equivalents and short-term investments	$81,039	$1,917	$79,122	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2016 (in thousands):

	Fair Value Measurements at June 30, 2016 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$5,641	$5,641	$—	$—
Agency bonds	1,400	—	1,400	—
Total cash equivalents	7,041	5,641	1,400	—
Short-term investments:
U.S. treasury securities	1,702	1,702	—	—
Asset-backed securities	10,175	—	10,175	—
Municipal securities	6,018	—	6,018	—
Commercial paper	3,495	—	3,495	—
Agency bonds	5,929	—	5,929	—
Corporate bonds	60,958	—	60,958	—
Total short-term investments	88,277	1,702	86,575	—
Cash equivalents and short-term investments	$95,318	$7,343	$87,975	$—

Accretion of premium, net of discounts, on short-term investments totaled $403,000 and $645,000 in fiscal 2017 and 2016, respectively.
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

There were no transfers between Level 1 and Level 2 financial instruments in fiscal 2017 and 2016, respectively.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2017 or 2016.
5. Balance sheet information
Property and equipment, net
Property and equipment consist of the following (in thousands):

	June 30,
	2017	2016
Computers and equipment	$7,357	$6,885
Computer software	2,616	2,420
Furniture and fixtures	1,337	1,337
Automobiles	671	723
Leasehold improvements	3,885	3,841
	15,866	15,206
Less accumulated depreciation and amortization	(11,208)	(9,959)
Property and equipment, net	$4,658	$5,247

Depreciation and amortization expense related to property and equipment was $1.7 million, $5.7 million and $2.8 million for fiscal 2017, 2016 and 2015, respectively.
Goodwill and intangible assets, net
Intangible assets consist of the following (in thousands):

	June 30,
	2017	2016
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(10,359)	(9,210)
Intangible assets, net	$3,516	$4,665
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $1.1 million, $1.5 million and $3.2 million for fiscal 2017, 2016 and 2015, respectively.
As of June 30, 2017, amortization expense for intangible assets by fiscal year is as follows: $1.1 million in fiscal 2018, $1.0 million in fiscal 2019, $872,000 in fiscal 2020 and $509,000 in fiscal 2021.
Goodwill by reportable segment as of June 30, 2017 and 2016 was as follows (in thousands):

Automotive	$14,320
Advertising	14,343
Mobile Navigation	2,665
Goodwill	$31,328

Goodwill impairment

We report results in three business segments. We tested goodwill for impairment on April 1, 2017 at the reporting unit level using a discounted cash flow analysis based upon projected financial information. We applied our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2017, the estimated fair value of each of our reporting units exceeded its carrying value.
Accrued expenses
Accrued expenses consist of the following (in thousands):

	June 30,
	2017	2016
Accrued compensation and benefits	$10,554	$9,308
Accrued royalties	28,179	15,331
Accrued legal settlement and contingencies	—	850
Customer overpayments and related reserves	5,940	4,407
Other accrued expenses	6,855	6,378
	$51,528	$36,274
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
In connection with our Sunnyvale lease termination agreements in October 2015, we recorded the following amounts during fiscal 2016: i) the reversal of a $1.5 million restructuring accrual related to 920 De Guigne Drive, as this amount represents the fair value of our lease obligation from April 2016 through November 2019 that is no longer payable; ii) the reversal of a $0.5 million loss accrual related to 930 De Guigne Drive, as this amount represents our loss from subleasing the building from July 2016 through November 2019 that we will no longer incur, partly offset by an accrual of $0.4 million related to the early lease termination fee payable to our sublease tenant; and iii) the reversal of $1.2 million of deferred rent related to 950 De Guigne Drive, as this amount represents our deferred rent liability that is no longer required. We reversed the excess deferred rent as a credit to rent expense. As of June 30, 2017, future minimum operating lease payments by fiscal year were as follows (in thousands):

Fiscal Year Ending June 30,
2018	$3,415
2019	2,439
2020	2,114
2021	1,846
2022	589
Thereafter	49
Total minimum lease payments	$10,452
Rent expense was $4.1 million, $2.7 million and $3.8 million for fiscal 2017, 2016 and 2015, respectively. Facility exit costs included in restructuring in fiscal 2017, 2016 and 2015 were zero, $135,000 and $1.2 million, respectively. See Note 14 Subsequent events.

Purchase obligations
As of June 30, 2017, in addition to our lease obligations, we had an aggregate of $6.3 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers over the next two fiscal years. The aggregate of $6.3 million of future minimum commitments is comprised of $2.3 million due in fiscal 2018, $1.1 million due in fiscal 2019, $798,000 due in fiscal 2020, $415,000 due in fiscal 2021, $415,000 due in fiscal 2022 and $1.2 million due thereafter. The above commitment amounts exclude amounts already recorded on the consolidated balance sheet.
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. We have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T tendered the defense of the litigation to us and we defended the case on behalf of AT&T. During fiscal 2016, we accrued $850,000 related to this litigation. On January 12, 2017, we entered into a settlement and license agreement with Vehicle IP. In connection with the agreement, we made a one-time payment of $8.0 million and recorded $7.2 million of this amount as legal settlement and contingencies expense in our consolidated statement of operations in fiscal 2017. On January 31, 2017, Vehicle IP's claims against Telenav and AT&T were dismissed. We are not obligated to make any future payments with respect to the settlement or license. We also will have no further obligation to indemnify AT&T with respect to the case.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016. Trial is currently scheduled for January 2020. On August 24, 2017, the court entered a 90 day stay in the case at the parties' request, and the case is currently stayed until October 24, 2017. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
In addition, we have received, and expect to continue to receive, demands for indemnification from our customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-K. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. At this time, we are not a party to the following cases; however, our customers have requested that we indemnify them in connection with such cases.
In August 2017, AT&T Mobility LLC (AT&T) and Sprint Spectrum L.P. (Sprint) sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five US Patents. Due to the preliminary nature of these matters and uncertainties relating to litigation, we are unable at this time to estimate the effects of these lawsuits and any indemnification obligations on our financial condition, results of operations, or cash flows.
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

8. Stockholders’ equity
Undesignated preferred stock
We are authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. The undesignated preferred stock may be issued from time to time at the discretion of our board of directors. As of June 30, 2017 and 2016, no shares of undesignated preferred stock were issued or outstanding.
Common stock
We are authorized to issue 600,000,000 shares of $0.001 par value stock. The holders of each share of common stock have the right to one vote.
Stock repurchase program
On August 28, 2014, our board of directors authorized repurchase programs for the repurchase of up to $10.0 million of our shares of common stock through open market purchases. Under the August 28, 2014 program, which expired in September 2015, we utilized $4.4 million of cash to repurchase 573,257 shares of our common stock at an average purchase price of $7.59 per share.
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
Stock plans
Under our 1999 Stock Option Plan, or 1999 Plan, 2002 Executive Stock Option Plan, or 2002 Plan, 2009 Equity Incentive Plan, or 2009 Plan, and 2011 Stock Option and Grant Plan, or 2011 Plan, eligible employees, directors, and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units, or RSUs, through the receipt of such awards as authorized by our board of directors. Incentive stock options may be granted only to employees to purchase our common stock at prices equal to or greater than the fair market value on the date of grant. Nonqualified stock options to purchase our common stock may be granted at prices not less than 85% of the fair market value on the date of grant. Options generally vest over a four-year period beginning from the date of grant and generally expire 10 years from the date of grant. RSUs generally vest annually over a four-year period beginning from the date of grant. Prior to our IPO, we granted options outside of our stock option plans with terms substantially similar to the terms of options granted under our plans. Our 2009 Plan expires in October of 2019 and our 2011 Plan expires in June 2021.
On the first day of each fiscal year, the number of shares available and reserved for issuance under the 2009 Plan will be annually increased by an amount equal to the lesser of 1,666,666 shares of common stock; 4% of the outstanding shares of our common stock as of the last day of our immediately preceding fiscal year; or an amount determined by our board of directors.

A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of June 30, 2016	5,370	$6.80
Granted	1,458	5.57
Exercised	(437)	6.26
Canceled or expired	(683)	7.23
Options outstanding as of June 30, 2017	5,708	$6.47	6.70	$10,327
As of June 30, 2017:
Options vested and expected to vest	5,342	$6.51	6.56	$9,533
Options exercisable	3,274	$6.78	5.18	$5,275
During fiscal 2017, 2016 and 2015, the total cash received from the exercise of stock options was $2.7 million, $1.5 million and $4.4 million, respectively, and the total intrinsic value of stock options exercised was $929,000, $6.1 million and $2.4 million, respectively.
A summary of our RSU activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted average remaining contractual life (years)	Aggregate intrinsic value
RSUs outstanding as of June 30, 2016	3,302
Granted	1,460
Vested	(1,255)
Canceled	(502)
RSUs outstanding as of June 30, 2017	3,005	1.35	$24,339
As of June 30, 2017:
RSUs expected to vest	2,558	1.23	$20,716
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
As of June 30, 2016, we had granted 106,000 RSUs under the 2015 Program, no RSUs had been earned and 36,000 RSUs had been canceled. At June 30, 2016, based upon our closing stock price the total unrecognized stock-based compensation expense related to the 70,000 RSUs issued and outstanding in connection with the 2015 program was $357,000. In December 2016, the remaining 70,000 RSUs were canceled as the performance conditions were not met. The cancellation of these RSUs resulted in a credit to stock-compensation expense of $546,000, which is reflected in our results of operations for fiscal 2017.

A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2016	1,719
Additional shares authorized pursuant to annual increase provisions of 2009 Equity Incentive Plan	1,667
Granted	(2,919)
RSUs withheld for taxes in net share settlements	453
Canceled	979
Shares available for grant as of June 30, 2017	1,899

Canceled shares above are net of 206,000 shares that were non-Plan grants and were not returned to the pool of shares available for grant.
The following table summarizes total stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Cost of revenue	$130	$143	$98
Research and development	5,543	6,062	5,275
Selling and marketing	2,090	2,844	2,943
General and administrative	2,399	2,317	3,112
Total stock-based compensation expense	$10,162	$11,366	$11,428
The following table summarizes total stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Stock option awards	$2,384	$1,893	$2,071
RSU awards	7,778	9,473	8,851
Restricted common stock	—	—	506
Total stock-based compensation expense	$10,162	$11,366	$11,428
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

	Fiscal Year Ended June 30,
	2017	2016	2015
Expected volatility	39%	47%	54%
Expected term (in years)	4.25	4.53	4.38
Risk-free interest rate	1.32%	1.35%	1.60%
Dividend yield	—	—	—
Weighted average grant date fair value per share	$1.87	$2.66	$2.54
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
At June 30, 2017, the total unrecognized stock-based compensation expense related to employee options was $4.6 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.69 years. The total fair value of stock options that vested during fiscal 2017, 2016 and 2015 was $2.2 million, $2.0 million and $1.8 million, respectively. At June 30, 2017, the total unrecognized stock-based compensation expense related to RSUs was $12.2 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.34 years. The total fair value of RSUs that vested during fiscal 2017, 2016 and 2015 was $8.2 million, $9.2 million and $8.2 million, respectively.
Shares reserved for future issuance
Common stock reserved for future issuance as of June 30, 2017 was as follows (in thousands):

Stock options outstanding	5,708
RSUs outstanding	3,005
Available for future grants	1,899
Total common shares reserved for future issuance	10,612

9.	Income taxes
The domestic and foreign components of loss before provision (benefit) for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
United States	$(49,295)	$(36,142)	$(37,583)
Foreign	2,874	1,332	1,514
Loss before provision (benefit) for income taxes	$(46,421)	$(34,810)	$(36,069)

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Current income taxes:
Federal	$(435)	$70	$(10,214)
State	(1,075)	5	(3,674)
Foreign	2,131	261	219
Total current income taxes	621	336	(13,669)
Deferred income taxes:
Federal	—	—	1,334
State	—	—	—
Foreign	220	175	(671)
Total deferred income taxes	220	175	663
Total provision (benefit) for income taxes	$841	$511	$(13,006)
The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Tax at federal statutory tax rate	$(16,248)	$(12,184)	$(12,624)
State taxes—net of federal benefit	(1,075)	8	(893)
Non-deductible expenses	108	129	68
Research and development credits	—	—	(2,678)
Section 199 deduction	—	—	(907)
Foreign withholding taxes	1,737	—	—
Foreign income taxed at different rates	(323)	(2)	(276)
Stock-based compensation expense	364	562	1,011
Tax exempt income	(24)	(302)	(844)
Change in valuation allowance	16,807	12,270	6,138
Change in tax accounting method	—	—	(1,121)
FIN 48	(479)	52	(827)
Other	(26)	(22)	(53)
Total provision (benefit) for income taxes	$841	$511	$(13,006)
Our provision for income taxes was $841,000 in fiscal 2017 compared to $511,000 in fiscal 2016. Our effective tax rate was 2% in fiscal 2017 compared to an effective tax rate of 1% in fiscal 2016. Our effective tax rate in fiscal 2017 was attributable primarily to foreign withholding taxes and income taxes in certain foreign jurisdictions where we have profit, partially offset by the reversal of tax reserves related to the settlement of our New York state and IRS tax audits. Our effective tax rate in fiscal 2016 was attributable primarily to income taxes in certain foreign jurisdictions where we have profit. Our benefit for income taxes was $(13.0) million in fiscal 2015. Our effective tax rate in fiscal 2015 was attributable primarily to tax benefits recorded from the anticipated federal income tax refund of $5.4 million; the recognition of a state income tax refund of $3.0 million and a refund of $1.1 million from a change in tax accounting method, both related to prior years and received in fiscal 2015; and the reversal of tax reserves of $4.2 million due to loss carryback, expiration of the statute of limitations, and settlement of our California audit.
Our effective tax rate of 2% and 1% in fiscal 2017 and 2016, respectively, was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two year carryback period.
In July 2016, the state of New York completed its audit of our income taxes for fiscal 2010 through fiscal 2012. We paid $442,000 to settle the audit and recorded a tax benefit of approximately $1.0 million in July 2016 to reverse the related tax reserves.
In May 2017, the Internal Revenue Service, or IRS, completed its audit of our income taxes for fiscal 2012 through fiscal 2015. The audit resulted in a $947,000 reduction of our research and development tax credit carryforwards and we recorded a tax benefit of $425,000 to reverse the related tax reserves.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	June 30,
	2017	2016
Deferred tax assets:
Federal, state and foreign net operating losses	$42,702	$16,482
Federal and state tax credits	9,897	6,696
Stock-based compensation	5,044	4,747
Accrued expenses and reserves	11,664	5,465
Capitalized expense	174	252
Unrealized losses on investments	717	727
Acquired intangible assets	822	596
Total deferred tax assets:	71,020	34,965
Deferred tax liabilities:
Property and equipment	(329)	(468)
Capitalized software	(19,528)	(3,734)
Unrealized gains on investments	(630)	(353)
Total deferred tax liabilities:	(20,487)	(4,555)
Deferred tax assets, net of liabilities:	50,533	30,410
Valuation allowance - worldwide	(50,083)	(29,820)
Net deferred tax assets:	$450	$590
All available evidence, both positive and negative, was considered to determine whether, based upon the weight of the evidence, a valuation allowance for deferred tax assets is needed.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings and losses, the timing of which is uncertain. Due to losses in previous years, and expected losses in fiscal 2018 and potentially future years in the U.S., we maintained a full valuation allowance on deferred tax assets in the U.S. Due to operating losses in previous years and expected losses in future years, we continued to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. Our valuation allowance increased from the prior year by approximately $20.3 million, $12.1 million, and $4.7 million in fiscal 2017, 2016 and 2015, respectively.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. liability may be reduced by any foreign income taxes paid on these earnings. As of June 30, 2017, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $3.6 million. The net unrecognized deferred tax liability for these earnings was zero since we have significant net operating losses which are available to offset the repatriation income.
As of June 30, 2017, we had federal and California net operating loss carryforwards for income tax purposes of $112.5 million and $9.3 million, respectively. These loss carryforwards will begin to expire in fiscal 2020 for federal purposes and fiscal 2017 for California purposes. In addition, we had federal and California research and development tax credit carryforwards of $4.6 million and $8.1 million, respectively, as of June 30, 2017. The federal research credits will begin to expire in fiscal 2023 and the California research credits can be carried forward indefinitely. The loss carryforwards and certain credits are subject to annual limitation under Internal Revenue Code Section 382.
As of June 30, 2017, we also had foreign net operating loss carryforwards of $5.0 million, which can be carried forward indefinitely. Due to uncertainty regarding our ability to utilize the foreign net operating loss carryforwards in certain jurisdictions, we have placed a valuation allowance of $0.5 million on these deferred tax assets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Unrecognized tax benefit—beginning of period	$6,662	$6,114	$6,931
Increase in tax positions taken during the current period	678	513	562
Increase in tax positions taken during the prior period	242	74	170
Decrease in tax positions due to settlements	(4,086)	—	(600)
Lapse of statute of limitations	(461)	(39)	(949)
Unrecognized tax benefit—end of period	$3,035	$6,662	$6,114
At June 30, 2017, 2016 and 2015, there were $0.1 million, $1.6 million and $1.7 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
We file income tax returns in the U.S. with the IRS, California, various states, and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2016 for federal tax purposes, for fiscal 2013 through fiscal 2016 in state jurisdictions, and for fiscal 2012 through 2016 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. As of June 30, 2017, we were under audit by the state of New York for fiscal 2013 through fiscal 2015 and the statute of limitations has been extended for fiscal 2013 to allow New York additional time to complete its audit.
We believe it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2017 could decrease (whether by payment, release, or a combination of both) by approximately $0.1 million in the next 12 months. We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. During fiscal 2017, 2016 and 2015, we recognized approximately $17,000, $91,000 and $134,000 in interest and penalties. We had accrued $91,000 and $570,000 for the payment of interest and penalties at June 30, 2017 and 2016, respectively.
10. Restructuring
In the fourth quarter of fiscal 2014, in order to further align our resources and consolidate facilities, we initiated a restructuring plan consisting of the elimination of 108 full-time positions in the U.S. and China and we recorded restructuring charges of $2.4 million related to severance and benefits for the positions eliminated. Earlier in fiscal 2014, we commenced our consolidation of our Sunnyvale, California headquarters facilities from two buildings into one, and during the fourth quarter we closed our Boston, Massachusetts office. As a result, we recorded restructuring charges of $2.0 million related to the impairment of the facility leases. Restructuring expenses of $1.2 million incurred in fiscal 2015 were associated with facility lease impairment in connection with the consolidation of our Sunnyvale headquarters facilities in fiscal 2014. During fiscal 2016, in connection with our Sunnyvale office lease termination agreement described further in Note 6 Commitments and contingencies, we reversed $1.5 million previously charged to our restructuring accrual as facility exit costs. As of June 30, 2016, our remaining restructuring liabilities were primarily associated with facility exit costs.

The activity related to restructuring liabilities is presented in the following table (in thousands):

	Severance and Benefits	Facility Exit Costs and Asset Impairment	Total
Balance at June 30, 2014	$2,126	$2,743	$4,869
Restructuring expenses	—	1,150	1,150
Cash payments	(2,123)	(1,640)	(3,763)
Other	(3)	391	388
Balance at June 30, 2015	—	2,644	2,644
Restructuring expenses	146	(11)	135
Cash payments	(139)	(1,145)	(1,284)
Other	—	(1,468)	(1,468)
Balance at June 30, 2016	7	20	27
Cash payments	(7)	(20)	(27)
Balance at June 30, 2017	$—	$—	$—

11. Industry segment and geographic information
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.
Our CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. In addition, with the exception of goodwill and intangible assets, we do not identify or allocate our assets by the reportable segments.
We report results in three business segments:
Automotive - Our automotive segment utilizes our automotive navigation platform to deliver enhanced location-based services to automobile manufacturers, as well as original equipment manufacturers and tier one suppliers, to which we refer collectively as OEMs. We provide both built-in, or on-board, and mobile phone-based wireless connectivity, or brought-in, navigation solutions, as well as hybrid solutions that contain elements of on-board and connected. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. These solutions are often enhanced with connected services which leverage our cloud to provide real-time traffic, online search and map updates.
Advertising - Our advertising segment provides interactive mobile advertisements on behalf of our advertising clients to consumers based specifically on the location of the user and other sophisticated targeting capabilities. Our customers include advertisers and advertising agencies.
Mobile Navigation - Our mobile navigation segment provides our map and navigation platform to end users through mobile devices. We distribute our services primarily through our wireless carrier partners.
Our segment results were as follows (dollars in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Revenue
Automotive	$123,784	$135,372	$103,100
Advertising	26,841	21,744	17,941
Mobile Navigation	18,959	26,230	39,198
Total revenue	169,584	183,346	160,239
Cost of revenue
Automotive	73,923	81,293	56,319
Advertising	12,724	12,296	11,710
Mobile Navigation	5,688	7,208	10,755
Total cost of revenue	92,335	100,797	78,784
Gross profit
Automotive	49,861	54,079	46,781
Advertising	14,117	9,448	6,231
Mobile Navigation	13,271	19,022	28,443
Total gross profit	$77,249	$82,549	$81,455
Gross margin
Automotive	40%	40%	45%
Advertising	53%	43%	35%
Mobile Navigation	70%	73%	73%
Total gross margin	46%	45%	51%

Revenue by geographic region is based on the billing address of our customers. The following table sets forth revenue and property and equipment by geographic region (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Revenue
United States	$149,486	$178,323	$153,371
International	20,098	5,023	6,868
Total revenue	$169,584	$183,346	$160,239

		June 30,
Property and equipment, net		2017	2016
United States		$3,679	$4,400
International		979	847
Total property and equipment, net		$4,658	$5,247
12. Employee savings and retirement plan
We sponsor a defined contribution plan under Internal Revenue Code Section 401(k), or the 401(k) Plan. Most of our U.S. employees are eligible to participate following the start of their employment. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. We pay the direct expenses of the 401(k) Plan and beginning in July 2006, we began to match employee contributions up to 4% of an employee’s salary, limited to a maximum annual contribution of $8,000 per employee. Contributions made by us are subject to certain vesting provisions. We made matching contributions and recorded expense of $1.3 million, $1.4 million and $1.3 million for fiscal 2017, 2016 and 2015, respectively.

13. Quarterly financial data (unaudited)
Summarized quarterly financial information for fiscal 2017 and 2016 is as follows (in thousands, except per share data):

	Three Months Ended
Consolidated statements of operations data (in thousands)	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017
	(unaudited)
Revenue	$44,061	$45,253	$46,278	$47,754	$42,227	$52,001	$35,065	$40,291
Gross profit	20,674	20,721	20,172	20,982	18,751	23,274	17,398	17,826
Net loss	(10,846)	(6,639)	(9,838)	(7,998)	(9,335)	(11,423)	(13,694)	(12,810)
Net loss per share:
Basic and diluted	$(0.27)	$(0.16)	$(0.23)	$(0.19)	$(0.22)	$(0.26)	$(0.31)	$(0.29)

14. Subsequent event
In August 2017, we terminated our sublease with Avaya Inc. for our Santa Clara, California headquarters facility and signed a new lease agreement with our landlord for this same facility. The new lease expires six years after it becomes effective. The increase (decrease) in future minimum operating lease payments by fiscal year resulting from the new lease is approximately as follows (in thousands):

Fiscal Year Ending June 30,
2018	$(557)
2019	572
2020	632
2021	775
2022	2,037
Thereafter	2,329
Increase in total minimum lease payments for headquarters facility	$5,788

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Beginning Balance	Chargeback Additions	Chargeback Reductions	Ending Balance
Trade Receivable Allowances:
Year Ended June 30, 2015	$206	$1,079	$(1,074)	$211
Year Ended June 30, 2016	$211	$756	$(856)	$111
Year Ended June 30, 2017	$111	$469	$(505)	$75

	Beginning Balance	Additions	Reductions	Ending Balance
Valuation Allowance for Deferred Tax Assets:
Year Ended June 30, 2015	$12,969	$6,356	$(1,653)	$17,672
Year Ended June 30, 2016	$17,672	$12,271	$(123)	$29,820
Year Ended June 30, 2017	$29,820	$20,635	$(372)	$50,083

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2009
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.4	10/30/2009
10.4.1#	2009 Equity Incentive Plan, amended and restated as of January 27, 2017	8-K	10.4.3	1/31/2017
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3†	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4†	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5†	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012
10.15.6†	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.23†	Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.23	11/8/2013
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014
10.16.25†	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26†	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27†	Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-K	10.16.27	8/22/2014
10.16.28†	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	10-K	10.16.28	8/22/2014
10.16.29†	Amended and Restated Territory License No. 8, dated August 18, 2014, by and between Telenav, Inc., HERE North America, LLC (f/k/a NAVTEQ North America, LLC), and Here Europe B.V. (f/k/a NAVTEQ Europe B.V.)	10-Q	10.16.29	11/6/2014
10.16.30†	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	10-Q	10.16.30	2/5/2015
10.16.31†	Territory License No. 11, dated April 3, 2015 by and between HERE North America, LLC, HERE Europe B.V., and Telenav, Inc.	10-K	10.16.31	8/24/2015
10.16.32†	First Amendment to Amended and Restated Territory License No. 8, dated November 4, 2015 by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.32	2/9/2016
10.16.33†	First Amendment to General License Agreement, dated November 12, 2015 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.33	2/9/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.34†	Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.34	5/9/2016
10.16.35†	First Amendment, effective August 24, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.35	11/7/2016
10.16.36†	Second Amendment, effective December 5, 2016, to Amended and Restated Territory License No. 8, dated April 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.36	2/3/2017
10.16.36.1	Sublease Termination Agreement, dated as of August 10, 2017, among Avaya Inc. and Telenav, Inc.[1]
10.16.37†	Third Amendment, effective December 6, 2016, to Territory License No. 9, dated February 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.37	2/3/2017
10.16.38†	Second Amendment, effective December 6, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.38	2/3/2017
10.16.39†+	Territory License No. 12, dated June 30, 2017, by and among HERE North America, LLC, HERE Europe B.V. and Telenav, Inc.	Filed Herewith
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23.1	2/6/2014
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26†	SYNC Generation 2 On-Board Navigation Agreement, dated October 12, 2009, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1†	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2†	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3†	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4†	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012
10.26.5†	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6†	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7†	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.8†	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9†	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11†	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.11	8/30/2013
10.26.12†	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.12	8/30/2013
10.26.13†	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.13	8/30/2013
10.26.14†	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.14	11/8/2013
10.26.15†	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.15	2/6/2014
10.26.16†	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014
10.26.17†	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.17	5/7/2015
10.26.18†	Amendment No. 18 effective June 17, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.18	11/9/2015
10.26.19†	Amendment No. 19, effective December 1, 2015, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.19	11/7/2016
10.26.20†	Amendment No. 20, effective January 1, 2016, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.20	2/3/2017
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.	10-Q	10.32	2/5/2015
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	10-Q	10.33	2/5/2015
10.36	Sublease, dated as of November 11, 2015, between Avaya Inc. and Telenav, Inc.	10-Q	10.36	2/9/2016
10.37	Landlord Consent to Sublease, dated as of December 18, 2015, by and among The Prudential Insurance Company of America, Avaya Inc., and Telenav, Inc.	10-Q	10.37	2/9/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.38	Lease Termination Agreement dated October 16, 2015, by and between St. Paul Fire and Marine Insurance Company and Telenav, Inc.	8-K	10.1	10/22/2015
10.39	Shanghai Real Estate Lease Agreement, dated as of March 4, 2016, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	10-K	10.39	8/22/2016
10.40	Lease dated August 9, 2017 for 4655 Great America Parkway, Suite 300, Snata Clara, CA among PRII Towers at Great America Owner LLC and Telenav, Inc.[1]
10.41	Settlement Agreement dated August 24, 2017 by and among Telenav, Inc. and Nokomis Capital, LLC and its affiliates	8-K	10.41	8/24/2017
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
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

[1]	To be filed with the Telenav, Inc. September 30, 2017 Quarterly Report on Form 10-Q.

