Form 10-Q
period 2017-09-30
Telenav, Inc.
filed 2017-11-09
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

or

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
As of September 30, 2017, there were approximately 44,312,164 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2017	June 30, 2017*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,463	$20,757
Short-term investments	74,224	77,598
Accounts receivable, net of allowances of $111 and $75 at September 30, 2017 and June 30, 2017, respectively	59,930	57,834
Restricted cash	3,403	3,401
Income taxes receivable	34	34
Deferred costs	16,868	11,703
Prepaid expenses and other current assets	4,025	3,988
Total current assets	175,947	175,315
Property and equipment, net	6,501	4,658
Deferred income taxes, non-current	819	900
Goodwill and intangible assets, net	34,561	34,844
Deferred costs, non-current	57,272	42,389
Other assets	1,577	1,454
Total assets	$276,677	$259,560
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$15,638	$6,151
Accrued expenses	45,269	51,528
Deferred revenue	28,783	20,345
Income taxes payable	75	197
Total current liabilities	89,765	78,221
Deferred rent, non-current	273	996
Deferred revenue, non-current	87,749	67,056
Other long-term liabilities	1,174	1,139
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 44,312 and 43,946 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	44	44
Additional paid-in capital	161,241	159,666
Accumulated other comprehensive loss	(1,547)	(1,934)
Accumulated deficit	(62,022)	(45,628)
Total stockholders’ equity	97,716	112,148
Total liabilities and stockholders’ equity	$276,677	$259,560
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2017.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2017	2016
Revenue:
Product	$23,964	$29,423
Services	12,694	12,804
Total revenue	36,658	42,227
Cost of revenue:
Product	14,674	17,761
Services	6,173	5,715
Total cost of revenue	20,847	23,476
Gross profit	15,811	18,751
Operating expenses:
Research and development	21,082	18,018
Sales and marketing	5,064	5,268
General and administrative	5,211	5,491
Legal settlement and contingencies	250	—
Total operating expenses	31,607	28,777
Loss from operations	(15,796)	(10,026)
Other income (expense), net	(47)	296
Loss before provision (benefit) for income taxes	(15,843)	(9,730)
Provision (benefit) for income taxes	255	(395)
Net loss	$(16,098)	$(9,335)

Net loss per share:
Basic and diluted	$(0.37)	$(0.22)
Weighted average shares used in computing net loss per share:
Basic and diluted	44,079	42,838

Stock-based compensation expense included above:
Cost of revenue	$35	$29
Research and development	1,395	1,490
Sales and marketing	438	494
General and administrative	612	528
Total stock-based compensation expense	$2,480	$2,541
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2017	2016

Net loss	$(16,098)	$(9,335)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	359	66
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	28	(138)
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	—	(6)
Net increase (decrease) from available-for-sale securities, net of tax	28	(144)
Other comprehensive income (loss), net of tax	387	(78)
Comprehensive loss	$(15,711)	$(9,413)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2017	2016
Operating activities
Net loss	$(16,098)	$(9,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716	637
Deferred rent reversal due to lease termination	(538)	—
Tenant improvement allowance recognition due to lease termination	(582)	—
Accretion of net premium on short-term investments	59	125
Stock-based compensation expense	2,480	2,541
Loss on disposal of property and equipment	8	—
Bad debt expense	38	67
Changes in operating assets and liabilities:
Accounts receivable	(2,109)	(563)
Deferred income taxes	104	19
Restricted cash	(2)	129
Income taxes receivable	—	1
Deferred costs	(20,048)	(2,857)
Prepaid expenses and other current assets	(115)	(25)
Other assets	(326)	18
Trade accounts payable	9,463	4,533
Accrued expenses and other liabilities	(6,037)	(6,188)
Income taxes payable	(123)	92
Deferred rent	191	75
Deferred revenue	29,131	5,042
Net cash used in operating activities	(3,788)	(5,689)
Investing activities
Purchases of property and equipment	(2,286)	(394)
Purchases of short-term investments	(13,355)	(16,841)
Proceeds from sales and maturities of short-term investments	16,697	19,032
Proceeds from sales of long-term investments	—	246
Net cash provided by investing activities	1,056	2,043
Financing activities
Proceeds from exercise of stock options	197	23
Tax withholdings related to net share settlements of restricted stock units	(1,102)	(1,256)
Net cash used in financing activities	(905)	(1,233)
Effect of exchange rate changes on cash and cash equivalents	343	65
Net decrease in cash and cash equivalents	(3,294)	(4,814)
Cash and cash equivalents, at beginning of period	20,757	21,349
Cash and cash equivalents, at end of period	$17,463	$16,535
Supplemental disclosure of cash flow information
Income taxes paid, net	$304	$910
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of connected car and location-based platform products and services. We utilize our automotive navigation platform and our advertising delivery platform to deliver these products and services. Our automotive navigation platform allows us to deliver enhanced location-based services to automobile manufacturers, as well as original equipment manufacturers and tier one suppliers, to which we refer collectively as OEMs. Our advertising delivery platform, which we provide through our Thinknear subsidiary, delivers highly targeted advertising services leveraging our location expertise. We operate in three segments - automotive, advertising and mobile navigation. Our fiscal year ends on June 30, and in this report we refer to the fiscal year ended June 30, 2017 as “fiscal 2017” and the fiscal year ending June 30, 2018 as “fiscal 2018.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three months ended September 30, 2017 and 2016.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2017, included in our Annual Report on Form 10-K for fiscal 2017 filed with the U.S. Securities and Exchange Commission, or SEC, on August 25, 2017.
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K for fiscal 2017.
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
Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 65% and 68% of revenue for the three months ended September 30, 2017 and 2016, respectively. As of September 30, 2017 and June 30, 2017, receivables due from Ford were 70% and 74% of total accounts receivable, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Restricted cash
As of September 30, 2017 and June 30, 2017, we had restricted cash of $3.4 million on our consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of September 30, 2017, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2017	$(1,701)	$(233)	$(1,934)
Other comprehensive income (loss) before reclassifications, net of tax	359	28	387
Amount reclassified from accumulated other comprehensive loss, net of tax	—	—	—
Other comprehensive income, net of tax	359	28	387
Balance, net of tax as of September 30, 2017	$(1,342)	$(205)	$(1,547)

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the three months ended September 30, 2017.
Long-term investments
As of September 30, 2017, the carrying value of our investments in privately held companies totaled $708,000. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. We regularly evaluate the carrying value of these cost method investments for impairment. We did not record any impairment charges for cost method investments during the three months ended September 30, 2017 and 2016.
Recent accounting pronouncements
In October 2016, the FASB issued new guidance which is intended to eliminate diversity in practice and provide a more accurate depiction of the tax consequences on intercompany asset transfers (excluding inventory). The new guidance removes the current prohibition against immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The new standard is effective for us in our first quarter of fiscal 2019 and requires a modified retrospective method of adoption. We adopted early this standard under the modified retrospective method on July 1, 2017, and the adoption resulted in the elimination of prepaid taxes of $287,000 with a corresponding increase in accumulated deficit.
In March 2016, the FASB issued new guidance to revise aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard is effective for us in our first quarter of fiscal 2018.
We adopted this standard on July 1, 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense are reflected in our condensed consolidated statements of operations as a component of the provision for income taxes rather than paid-in capital on a prospective basis. We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense are classified as operating activities in our condensed consolidated statements of cash flows. Since we do not recognize tax benefits on our net operating losses as well as excess tax benefits due to our full valuation allowance, this standard does not have a material impact on our condensed consolidated statements of operations or statements of cash flows. The cumulative effect to retained earnings from previously unrecognized excess tax benefits, after offset by the related valuation allowance, was not material to our condensed consolidated balance sheets.
Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 30, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2017, that are of significance or potential significance to us, other than the following update:
In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, ASC 606, Revenue from Contracts with Customers, or ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In conjunction with this new revenue guidance, a new subtopic, ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, was also issued. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition and certain cost guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this guidance by one year. The updated standard will be effective for us in the first quarter of fiscal 2019; accordingly, we will adopt ASC 606 effective July 1, 2018.
While we are in the process of selecting a transition method, we anticipate this standard will have a material impact on our consolidated financial statements. Even though our assessment of the impact of this standard is not complete, we currently believe the most significant impact will be to the recognition of revenue for certain of our automotive value-added and combined offerings, such as on-board navigation with map updates and on-board and connected navigation. We anticipate our revenue recognition for certain of these offerings may change and we may no longer recognize revenue associated with certain software-related elements over the life of our contractual obligations. In addition, in conjunction with the adoption of ASC 340-40, we anticipate additional capitalization of certain research and development costs that are expected to be recovered and that are incurred to fulfill obligations under certain actual or anticipated automotive contracts; under the new standard, such costs are then amortized consistent with the transfer of products and services to which the capitalized costs relate.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2017	2016
Net loss	$(16,098)	$(9,335)
Weighted average common shares used in computing net loss per share, basic and diluted	44,079	42,838
Net loss per share, basic and diluted	$(0.37)	$(0.22)

The following potential shares outstanding were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended September 30,
	2017	2016
Stock options	5,599	6,316
Restricted stock units	3,035	3,218
Total	8,634	9,534

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three months ended September 30, 2017 and 2016.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$10,280	$—	$—	$10,280
Cash equivalents:
Money market mutual funds	5,634	—	—	5,634
Commercial paper	749	—	—	749
Corporate bonds	800	—	—	800
Total cash equivalents	7,183	—	—	7,183
Total cash and cash equivalents	17,463	—	—	17,463
Short-term investments:
U.S. treasury securities	1,925	—	(5)	1,920
U.S. agency securities	2,552	—	(14)	2,538
Asset-backed securities	9,747	6	(14)	9,739
Municipal securities	4,452	1	(2)	4,451
Commercial paper	5,576	—	—	5,576
Corporate bonds	50,041	29	(70)	50,000
Total short-term investments	74,293	36	(105)	74,224
Cash, cash equivalents and short-term investments	$91,756	$36	$(105)	$91,687

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

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$36,192	$36,191
Due between one and two years	23,710	23,658
Due between two and three years	14,391	14,375
Total	$74,293	$74,224

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2017, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of September 30, 2017 and June 30, 2017, we did not have any investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at September 30, 2017 (in thousands):

	Fair Value Measurements at September 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$5,634	$5,634	$—	$—
Commercial paper	749	—	749	—
Corporate bonds	800	—	800	—
Total cash equivalents	7,183	5,634	1,549	—
Short-term investments:
U.S. treasury securities	1,920	1,920	—	—
U.S. agency securities	2,538	—	2,538	—
Asset-backed securities	9,739	—	9,739	—
Municipal securities	4,451	—	4,451	—
Commercial paper	5,576	—	5,576	—
Corporate bonds	50,000	—	50,000	—
Total short-term investments	74,224	1,920	72,304	—
Cash equivalents and short-term investments	$81,407	$7,554	$73,853	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2017 (in thousands):

	Fair Value Measurements at June 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$444	$444	$—	$—
Commercial paper	2,997	—	2,997	—
Total cash equivalents	3,441	444	2,997	—
Short-term investments:
U.S. treasury securities	1,473	1,473	—	—
U.S. agency securities	2,537	—	2,537	—
Asset-backed securities	9,705	—	9,705	—
Municipal securities	7,982	—	7,982	—
Commercial paper	4,239	—	4,239	—
Foreign government securities	750	—	750	—
Corporate bonds	50,912	—	50,912	—
Total short-term investments	77,598	1,473	76,125	—
Cash equivalents and short-term investments	$81,039	$1,917	$79,122	$—
Amortization of net premium on short-term investments totaled $59,000 and $125,000 in the three months ended September 30, 2017 and 2016, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

There were no transfers between Level 1 and Level 2 financial instruments in the three months ended September 30, 2017 and 2016.
We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2017 or June 30, 2017.

5.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of September 30, 2017 and June 30, 2017 was $31.3 million.
Intangible assets consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(10,642)	(10,359)
Intangible assets, net	$3,233	$3,516
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $283,000 and $260,000 for the three months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, remaining amortization expense for intangible assets by fiscal year is as follows: $850,000 in fiscal 2018, $1.0 million in fiscal 2019, $872,000 in fiscal 2020 and $509,000 in fiscal 2021.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Accrued compensation and benefits	$6,807	$10,554
Accrued royalties	24,728	28,179
Customer overpayments and related reserves	6,956	5,940
Other accrued expenses	6,778	6,855
Total accrued expenses	$45,269	$51,528

6.	Commitments and contingencies
Operating lease and purchase obligations
In August 2017, we terminated our sublease with Avaya Inc. for our Santa Clara, California headquarters facility and signed a new direct lease agreement, effective in September 2017, for this same facility. The new lease term is six years, expiring in September 2023. We have a one-time option to extend the new facility lease for an additional three years at the prevailing market rate, as defined in the lease agreement.
In connection with the sublease termination agreement, we recorded the following amounts during the three months ended September 30, 2017: i) the reversal of $538,000 of deferred rent related to the sublease, with an offsetting credit to rent expense, as amortization of this deferred rent liability is no longer required, and ii) the recognition of $582,000 of tenant improvement allowance related to the sublease, with an offsetting credit to depreciation expense, as amortization of this allowance is no longer required.
As of September 30, 2017, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Payments Due by Period
	Total	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
Operating lease obligations	$18,740	$2,520	$4,070	$3,918	$2,849	$2,650	$2,733
Purchase obligations	6,561	2,372	1,315	798	415	415	1,246
Total contractual obligations	$25,301	$4,892	$5,385	$4,716	$3,264	$3,065	$3,979
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
In August 2017, AT&T Mobility LLC (AT&T) and Sprint Spectrum L.P. (Sprint) sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five U.S. Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. We accrued $250,000 related to these matters in the three months ended September 30, 2017, and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations.

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
(unaudited)

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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2017	5,708	$6.47
Granted(1)	—	$6.35
Exercised	(37)	$5.32
Canceled or expired	(72)	$6.93
Options outstanding as of September 30, 2017	5,599	$6.48	6.39	$2,323
As of September 30, 2017:
Options vested and expected to vest	5,307	$6.51	6.27	$2,135
Options exercisable	3,477	$6.76	5.09	$1,077
__________
(1) Stock options granted in the three months ended September 30, 2017 totaled fewer than 1,000 shares.
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2017	3,005
Granted	715
Vested	(502)
Canceled	(183)
RSUs outstanding as of September 30, 2017	3,035	1.60	$19,270
As of September 30, 2017:
RSUs expected to vest	2,498	1.45	$15,860

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the three months ended September 30, 2017, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2017	1,899
Additional shares authorized	1,667
Granted	(715)
RSUs withheld for taxes in net share settlements	172
Canceled	255
Shares available for grant as of September 30, 2017	3,278
The following table summarizes the stock-based compensation expense recorded for stock options and RSUs issued to employees and nonemployees (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Stock option awards	$596	$474
RSU awards	1,884	2,067
Total stock-based compensation expense	$2,480	$2,541
We use valuation pricing models to determine the fair value of stock-based awards. The determination of the fair value of stock-based payment awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock option awards granted and the resulting weighted average grant date fair value per share were as follows:

	Three Months Ended
	September 30,
	2017	2016
Expected volatility	49%	39%
Expected term (in years)	6.22	4.15
Risk-free interest rate	1.64%	1.14%
Dividend yield	—%	—%
Weighted average grant date fair value per share	$3.07	$1.65

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision (benefit) for income taxes was $255,000 in the three months ended September 30, 2017 compared to $(395,000) in the three months ended September 30, 2016. Our provision for income taxes of $255,000 for the three months ended September 30, 2017 was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our benefit from income taxes of $(395,000) for the three months ended September 30, 2016 was comprised primarily of foreign withholding taxes on revenue generated in China and foreign taxes, offset by a $1.0 million reversal of tax reserves resulting from our July 2016 settlement of the State of New York's audit of our income tax returns for fiscal 2010 through fiscal 2012. Our effective tax rate of 2% and 4% for the three months ended September 30, 2017 and 2016, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two year carryback period.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of September 30, 2017 and June 30, 2017, our cumulative unrecognized tax benefits were $3.8 million and $3.0 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2017 and June 30, 2017 was $124,000 that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued $96,000 and $91,000 for the payment of interest and penalties at September 30, 2017 and June 30, 2017, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open for fiscal 2016 through fiscal 2017 for federal tax purposes, fiscal 2013 through fiscal 2017 in state jurisdictions, and fiscal 2012 through fiscal 2017 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets. Our valuation allowance at June 30, 2017 was $50.1 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.

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

We report results in three business segments:

Automotive - Our automotive segment utilizes our automotive navigation platform to deliver enhanced location-based services to automobile manufacturers, as well as OEMs. We provide both built-in, or on-board, and mobile device-based wireless connectivity, or brought-in, navigation solutions, as well as hybrid solutions that contain elements of on-board and connected functionality. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. These solutions are often enhanced with connected services which leverage our cloud to provide real-time traffic, online search and map updates.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Our segment results for the three months ended September 30, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Automotive
Revenue	$25,304	$30,267
Cost of revenue	15,885	18,545
Gross profit	$9,419	$11,722
Gross margin	37%	39%
Advertising
Revenue	$7,615	$6,545
Cost of revenue	3,412	3,526
Gross profit	$4,203	$3,019
Gross margin	55%	46%
Mobile Navigation
Revenue	$3,739	$5,415
Cost of revenue	1,550	1,405
Gross profit	$2,189	$4,010
Gross margin	59%	74%
Total
Revenue	$36,658	$42,227
Cost of revenue	20,847	23,476
Gross profit	$15,811	$18,751
Gross margin	43%	44%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In this Form 10-Q, “we,” “us,” “our” and "Telenav" refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2017 as “fiscal 2017" and the fiscal year ending June 30, 2018 as "fiscal 2018.”
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
Our legacy mobile navigation business has declined steadily since fiscal 2013, and we expect it to continue to decline. Mobile navigation represented $3.7 million, or 10%, of our consolidated revenue in the first quarter of fiscal 2018. Telenav began offering its mobile navigation services in 2003. Our mobile navigation business generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. The mobile navigation business has declined both in absolute dollars and as a percentage of revenue from $116.4 million, or 61% of our revenue, in fiscal 2013 to $19.0 million, or 11% of our revenue, in fiscal 2017, as subscriptions for paid navigation services declined in favor of free or freemium navigation services offered by our competitors with greater resources and name recognition, such as Google and Apple. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines. In the event our mobile navigation business ceases to be profitable or we determine that it diverts resources from strategic growth areas of our business, we may ultimately elect to terminate our legacy wireless carrier mobile navigation business. In addition, we expect the continued deterioration of this revenue base will result in an impairment of some or all of the goodwill assigned to this reporting unit during the second half of fiscal 2018. We have not recognized any impairment of goodwill through September 30, 2017. Total goodwill for our mobile navigation segment as of September 30, 2017 was $2.7 million.
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

For our automotive segment customers, we offer our automotive and mobile navigation platform products and services to vehicle manufacturers and OEMs for distribution with vehicles. We believe our history as a supplier of cloud-based navigation services combined with our proven track record of working closely with these automobile manufacturers and OEMs provides a unique advantage in the automotive navigation marketplace over our competitors. We offer embedded navigation products that are integrated into the vehicle, which we refer to as on-board, connected navigation services that utilize our mobile device-based wireless connectivity, which we refer to as brought-in, and hybrid solutions that contain elements of both on-board and connected functionality. We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 65% of our revenue in the three months ended September 30, 2017, General Motors Holdings and its affiliates, or GM, and Toyota Motor Corporation, or Toyota.
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
We generate product revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications. For example, Ford utilizes our on-board automotive navigation product in its Ford SYNC® platform. Ford pays us a royalty fee on SYNC 2 on-board solutions as the software is imaged onto an SD card and shipped for installation in vehicles and pays us a royalty fee on SYNC 3 on-board solutions as our software is installed in the vehicle. We also derive product revenue from map update fees.
We generate automotive services revenue primarily from our brought-in automotive navigation solutions. We earn a fee for each new vehicle owner who downloads and activates the GM OnStar RemoteLink® or associated application, whereby we provide enhanced search capabilities for contracted service periods. We also earn a fee for each new Toyota and Lexus vehicle sold and enabled to connect with our Scout GPS Link mobile application, similarly provided over a contracted service period.
For our on-board and connected navigation solutions, GM pays us a product royalty fee as the software is imaged onto an SD card and shipped for installation in vehicles; this royalty includes a fee for the initial connected service to be provided once the vehicle is sold. GM will pay us an additional service fee for connected solution subscriptions for each end user that elects to renew their OnStar Connected Navigation or Connected Navigation subscription with GM. Due to specified future obligations, we did not recognize any revenue from GM on-board and connected navigation solutions in fiscal 2017 or the three months ended September 30, 2017, although we did experience increases in deferred revenue. We expect that we will not recognize any revenue from GM for our on-board and connected navigation solutions during fiscal 2018 due to specified future obligations.
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
Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures such as billings, changes in deferred revenue and deferred costs, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, and free cash flow are not measures calculated in accordance with GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended September 30,
	2017	2016
Revenue	$36,658	$42,227
Revenue from Ford as a percentage of total revenue	65%	68%
Billings (Non-GAAP)	$65,789	$47,269
Billings to Ford as a percentage of total billings (Non-GAAP)	68%	64%
Increase in deferred revenue	$29,131	$5,042
Increase in deferred costs	$20,048	$2,857
Gross profit	$15,811	$18,751
Gross margin	43%	44%
Direct contribution (Non-GAAP)	$24,894	$20,936
Direct contribution margin (Non-GAAP)	38%	44%
Net loss	$(16,098)	$(9,335)
Diluted net loss per share	$(0.37)	$(0.22)
Adjusted EBITDA (Non-GAAP)	$(13,470)	$(6,848)
Free cash flow (Non-GAAP)	$(6,074)	$(6,083)

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
Billings measure revenue recognized plus the change in deferred revenue from the beginning to the end of the period. Direct contribution from billings reflects GAAP gross profit plus change in deferred revenue less change in deferred costs. Direct contribution margin from billings reflects direct contribution from billings divided by billings. We have also provided a breakdown of the calculation of the change in deferred revenue by segment, which is added to revenue in calculating our non-GAAP metric of billings. In connection with our presentation of the change in deferred revenue, we have provided a similar presentation of the change in the related deferred costs. Such deferred costs primarily include costs associated with third party content and certain development costs associated with our customized software solutions. As deferred revenue and deferred costs become larger components of our operating results, we believe these metrics are useful in evaluating cash flow.
We consider billings, direct contribution from billings and direct contribution margin from billings to be useful metrics for management and investors because billings drive revenue and deferred revenue, which is an important indicator of the viability of our business. We believe direct contribution from billings and direct contribution margin from billings are useful metrics because they reflect the impact of the contribution over time from such billings, exclusive of the incremental costs incurred to deliver any related service obligations. There are a number of limitations related to the use of billings, direct contribution from billings and direct contribution margin from billings versus revenue, gross profit and gross margin calculated in accordance with GAAP. First, billings, direct contribution from billings and direct contribution margin from billings include amounts that have not yet been recognized as revenue or cost and may require additional services to be provided over contracted service periods. For example, billings related to certain connected solutions cannot be fully recognized as revenue in a given period due to requirements for ongoing provisioning of services such as hosting, monitoring, customer support and map updates, including certain third party technology and content license fees as applicable. Second, we may calculate billings, direct contribution from billings and direct contribution margin from billings in a manner that is different from peer companies that report similar financial measures, making comparisons between companies more difficult. When we use these measures, we attempt to compensate for these limitations by providing specific information regarding billings and how they relate to revenue, gross profit and gross margin calculated in accordance with GAAP.
Adjusted EBITDA measures our GAAP net loss excluding the impact of stock-based compensation expense, depreciation and amortization, other income (expense), provision (benefit) for income taxes, and other applicable items such as legal settlements and contingencies, and deferred rent reversal and tenant improvement allowance recognition due to sublease termination, net of tax. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Legal settlements and contingencies represent settlements and offers made to settle patent litigation cases in which we are a defendant and royalty disputes. Deferred rent reversal and tenant improvement allowance recognition represent the reversal of our deferred rent liability and recognition of our deferred tenant improvement allowance, as amortization of these amounts is no longer required due to the termination of our Santa Clara facility sublease and subsequent entry into a new lease agreement with our landlord for this same facility in August 2017. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss.
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
These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes for our financial results as reported under GAAP. Some of these limitations are:

•
We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support; accordingly, direct contribution from billings and direct contribution margin from billings do not reflect all costs associated with billings;

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
Because of these and other limitations, you should consider billings, direct contribution from billings, direct contribution margin from billings, adjusted EBITDA and free cash flow alongside other GAAP-based financial performance measures.
We reconcile the most directly comparable GAAP financial measure to each non-GAAP financial metric used. The following tables present reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, gross profit to direct contribution from billings, net loss to adjusted EBITDA and net loss to free cash flow for each of the periods indicated (dollars in thousands):

Reconciliation of Revenue to Billings
	Three Months Ended September 30,
	2017	2016
Automotive
Revenue	$25,304	$30,267
Adjustments:
Change in deferred revenue	29,188	5,113
Billings	$54,492	$35,380
Advertising
Revenue	$7,615	$6,545
Adjustments:
Change in deferred revenue	—	—
Billings	$7,615	$6,545
Mobile Navigation
Revenue	$3,739	$5,415
Adjustments:
Change in deferred revenue	(57)	(71)
Billings	$3,682	$5,344
Total
Revenue	$36,658	$42,227
Adjustments:
Change in deferred revenue	29,131	5,042
Billings	$65,789	$47,269

Reconciliation of Deferred Revenue to Increase (Decrease) in Deferred Revenue
Reconciliation of Deferred Costs to Increase (Decrease) in Deferred Costs

	Three Months Ended September 30, 2017
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, September 30	$115,705	$—	$827	$116,532
Deferred revenue, June 30	86,517	—	884	87,401
Change in deferred revenue	$29,188	$—	$(57)	$29,131

Deferred costs, September 30	$74,140	$—	$—	$74,140
Deferred costs, June 30	54,092	—	—	54,092
Change in deferred costs	$20,048	$—	$—	$20,048

	Three Months Ended September 30, 2016
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, September 30	$27,266	$—	$1,145	$28,411
Deferred revenue, June 30	22,153	—	1,216	23,369
Change in deferred revenue	$5,113	$—	$(71)	$5,042

Deferred costs, September 30	$14,933	$—	$—	$14,933
Deferred costs, June 30	12,076	—	—	12,076
Change in deferred costs	$2,857	$—	$—	$2,857

Reconciliation of Revenue to Billings - Ford

	Three Months Ended September 30,
	2017	2016
Revenue from Ford	$23,963	$28,758
Adjustments:
Change in deferred revenue attributed to Ford	21,031	1,381
Billings to Ford	$44,994	$30,139
Billings to Ford as a percentage of total billings	68%	64%

Reconciliation of Gross Profit to Direct Contribution from Billings
(in thousands, except percentages)

	Three Months Ended September 30,
	2017	2016
Gross profit	$15,811	$18,751
Gross margin	43%	44%

Adjustments to gross profit:
Change in deferred revenue	29,131	5,042
Change in deferred costs(1)	(20,048)	(2,857)
Net change	9,083	2,185
Direct contribution from billings(1)	$24,894	$20,936
Direct contribution margin from billings(1)	38%	44%

(1) Deferred costs primarily include costs associated with third party content and in connection with certain customized software solutions, the costs incurred to develop those solutions. We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, direct contribution from billings and direct contribution margin from billings do not include all costs associated with billings.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended September 30,
	2017	2016
Net loss	$(16,098)	$(9,335)
Adjustments:
Legal settlement and contingencies	250	—
Deferred rent reversal due to lease termination	(538)	—
Tenant improvement allowance recognition due to lease termination	(582)	—
Stock-based compensation expense	2,480	2,541
Depreciation and amortization	716	637
Other income (expense), net	47	(296)
Provision (benefit) for income taxes	255	(395)
Adjusted EBITDA	$(13,470)	$(6,848)

Reconciliation of Net Loss to Free Cash Flow

	Three Months Ended September 30,
	2017	2016
Net loss	$(16,098)	$(9,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred revenue (1)	29,131	5,042
Change in deferred costs (2)	(20,048)	(2,857)
Changes in other operating assets and liabilities	1,046	(1,909)
Other adjustments (3)	2,181	3,370
Net cash used in operating activities	(3,788)	(5,689)
Less: Purchases of property and equipment	(2,286)	(394)
Free cash flow	$(6,074)	$(6,083)

(1) Consists of product royalties, customized software development fees, service fees and subscription fees.
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
Revenue from our automotive segment represented 69% and 72% of our revenue in the three months ended September 30, 2017 and 2016, respectively. Ford represented 65% and 68% of our revenue in the three months ended September 30, 2017 and 2016, respectively. Our contract with Ford covers a broad range of products and services that we provide to Ford. As of December 31, 2017, material programs covered under the agreement will expire unless we and Ford come to agreement on an extension; however, services under other programs by which our products are installed in new vehicles expire in December 2021, subject to the extension of certain vehicle programs and may be extended to coincide with the service period for the last vehicle enabled to utilize our connected services. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal. We are currently negotiating a multi-year extension to our agreement to provide our navigation products and services for SYNC 3 in new vehicles. Although we believe we will achieve a satisfactory outcome, we may enter into changes in the contract structure that may impact our revenue recognition and billings. If we succeed in entering into contracts with Ford for the extension of SYNC 3, we do not yet know what pricing would be, which geographies our products and services would be offered in, which vehicles would include our products and services and which geographies would include future value-added services, such as map updates.  The nature and timing of such offerings can have a significant impact on revenue recognition and gross profit. Furthermore, a substantial portion of our revenue, and, to a lesser extent, gross profit is impacted by the underlying licensed content cost negotiated through HERE and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers.
Our automotive product revenue is generated primarily from on-board automotive navigation solutions provided to Ford. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen.
Our product revenue is primarily derived from Ford's SYNC 2 and SYNC 3 on-board solutions. We recognize as revenue royalties earned from our Ford SYNC 2 on-board solutions as the software is reproduced onto an SD card and shipped for installation in vehicles; however, we recognize revenue from Ford SYNC 3 primarily as our software is installed in the vehicle by Ford. Accordingly, the timing of our revenue recognition changed materially in fiscal 2017 during Ford's global transition from SYNC 2 to SYNC 3. We experienced a lower level of orders and revenue in the three months ended September 30, 2016 as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. Ford transitioned to SYNC 3 in all major regions as of December 31, 2016. In October 2017, we amended our agreement with Ford to provide certain connected services for SYNC 3 globally.
We have contracted with Ford Europe and Ford Australia and New Zealand to provide annual map updates over the defined period as part of their SYNC 2 and SYNC 3 product distribution. We earn an annual fee and a per unit fee for these updates. As our solutions encompass greater value-added services, such as Ford’s map update program, there is potential for changes in the timing of revenue recognition. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
We also have agreements with GM. In February 2017, GM launched its first model featuring integration of our on-board and connected navigation solution, the 2017 Cadillac CTS and CTS-V. Our solution is now available on the 2018 Cadillac CTS, CTS-V, ATS and XTS models, as well as the GM Terrain vehicles. Due to specified future obligations in connection with the launch, we did not recognize any revenue from GM on-board and connected navigation solutions in fiscal 2017 or the three months ended September 30, 2017, although we did experience increases in deferred revenue from these solutions. We expect that we will not recognize any revenue from GM for our on-board and connected navigation solutions during fiscal 2018 due to these specified future obligations. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model years 2018 to 2025. We have been selected to provide entry level on-board navigation through LG, a Tier 1 supplier for the Opel and Vauxhall line of vehicles, for the European market. This solution launched in Adam, Corsa, Karl and Zafira model vehicles equipped with NAVI 4.0 IntelliLink beginning in July 2017. These products are expected to be made available in other select vehicles for model years 2018 to 2022.
We derive automotive services revenue primarily from our brought-in automotive navigation solutions. Billings for these services are recorded as deferred revenue and amortized to revenue over the estimated service periods. GM offers its OnStar RemoteLink mobile application powered by our location-based services platform, and we earn a one-time fee for each new vehicle owner who downloads the OnStar RemoteLink or associated branded application.
We have a partnership with Toyota for brought-in navigation services where our Scout GPS Link mobile application is available in Entune® Audio Plus equipped Toyota vehicles in the United States and in certain of its Lexus models equipped with Lexus Display Audio multimedia. Toyota and Lexus vehicles enabled to connect with our Scout GPS Link began shipping in August 2015 and September 2016, respectively. We earn a one-time fee for each new Toyota or Lexus sold and enabled to connect to our Scout GPS Link mobile application.
In January 2017, Telenav and Xevo Inc. announced that Scout GPS Link and Xevo Engine Link were chosen to provide brought-in navigation services, including a fully interactive moving map, for select model year 2018 Toyota vehicles equipped with Entune 3.0, as well as certain Lexus vehicles. Our fully interactive solution is available on select model year 2018 Toyota Camry and Lexus NX models, and is expected to become available on additional models for model years 2018 to 2023. On these same Toyota and Lexus models, a premium embedded connected navigation option is also available that provides connected search, powered by our platform. We anticipate that Toyota and Lexus will offer both our current solution and the new fully interactive solution in model year 2018 vehicles, with the availability of each solution dependent upon the Toyota and Lexus model and trim level.
Revenue from our advertising segment, which includes the delivery of display, location-based advertising impressions, represented 21% and 15% of our revenue in the three months ended September 30, 2017 and 2016, respectively. Our advertising revenue is derived primarily from ad insertion orders contracted with advertising agencies, direct customers, and channel partners.

Revenue from our mobile navigation segment represented 10% and 13% of our revenue in the three months ended September 30, 2017 and 2016, respectively. We offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Telenav GPS as well as under wireless carrier brands (or “white label” brands). Subscription fee revenue from our mobile navigation service has declined steadily from fiscal 2013 through the three months ended September 30, 2017, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and other wireless carriers, including Sprint Corporation, or Sprint. We expect that mobile navigation revenue will continue to decline. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines.

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

We generated 93% and 90% of our revenue in the United States in the three months ended September 30, 2017 and 2016, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in the three months ended September 30, 2016, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint ventures in China.
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
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses. With our settlement of the Vehicle IP case in fiscal 2017, we anticipate that reduced legal expenses will drive decreased general and administrative expenses during fiscal 2018. We may also be required to pay judgments, indemnification claims or other amounts, which we are unable to predict or estimate at this time.
Other income (expense), net. Other income (expense), net consists primarily of interest we earn on our cash and cash equivalents and short-term investments, gain or loss on investments and foreign currency gains or losses.
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

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2017 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2017.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of operations
The following tables set forth our results of operations for the three months ended September 30, 2017 and 2016, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,
Consolidated Statements of Operations Data	2017	2016
	(in thousands)
Revenue:
Product	$23,964	$29,423
Services	12,694	12,804
Total revenue	36,658	42,227
Cost of revenue:
Product	14,674	17,761
Services	6,173	5,715
Total cost of revenue	20,847	23,476
Gross profit	15,811	18,751
Operating expenses:
Research and development	21,082	18,018
Sales and marketing	5,064	5,268
General and administrative	5,211	5,491
Legal settlement and contingencies	250	—
Total operating expenses	31,607	28,777
Loss from operations	(15,796)	(10,026)
Other income (expense), net	(47)	296
Loss before provision (benefit) for income taxes	(15,843)	(9,730)
Provision (benefit) for income taxes	255	(395)
Net loss	$(16,098)	$(9,335)

	(as a percentage of revenue)
Revenue:
Product	65%	70%
Services	35%	30%
Total revenue	100%	100%
Cost of revenue:
Product	40%	42%
Services	17%	14%
Total cost of revenue	57%	56%
Gross profit	43%	44%
Operating expenses:
Research and development	57%	43%
Sales and marketing	14%	12%
General and administrative	14%	13%
Legal settlement and contingencies	1%	—%
Total operating expenses	86%	68%
Loss from operations	(43)%	(24)%
Other income (expense), net	—%	1%
Loss before provision (benefit) for income taxes	(43)%	(23)%
Provision (benefit) for income taxes	1%	(1)%
Net loss	(44)%	(22)%

Comparison of the three months ended September 30, 2017 and 2016
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue decreased 19% to $24.0 million in the three months ended September 30, 2017 from $29.4 million in the three months ended September 30, 2016. The decrease in product revenue for the comparable three month period was due primarily to a decrease in royalty revenue recognized from the commencement of Ford's map update program in Europe in the second half of fiscal 2017, whereby revenue from certain on-board navigation products offered with map updates that we previously recognized as revenue upon delivery is now being deferred and recognized over the contractual period during which we provide map updates. Services revenue decreased 1% to $12.7 million in the three months ended September 30, 2017 from $12.8 million in the three months ended September 30, 2016. The decrease in services revenue for the comparable three month period was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation revenue, partially offset by increases in advertising revenue and automotive navigation revenue.
Our cost of product revenue decreased 17% to $14.7 million in the three months ended September 30, 2017 from $17.8 million in the three months ended September 30, 2016. The decrease in the comparable three month period was due primarily to a decrease in third party content costs associated with automotive navigation solutions as a result of offering map updates in Europe in conjunction with our on-board navigation product, which requires that we defer the associated costs that we previously recognized upon delivery and now recognize those costs with the related revenue over the contractual period during which we provide map updates. Our cost of services revenue increased 8% to $6.2 million in the three months ended September 30, 2017 from $5.7 million in the three months ended September 30, 2016. The increase in the comparable three month period was due primarily to an increase in cost of automotive revenue associated with the increased revenue from brought-in solutions and an increase in cost of mobile navigation revenue associated with increased hosting services, partially offset by a decrease in cost of advertising revenue resulting from a decrease in third party ad exchange inventory costs.
Our gross profit decreased to $15.8 million in the three months ended September 30, 2017 from $18.8 million in the three months ended September 30, 2016. Our gross margin decreased slightly to 43% in the three months ended September 30, 2017 from 44% in the three months ended September 30, 2016. The decrease in gross margin for the comparable three month period was due primarily to a decrease in automotive gross margin resulting from a change in product region and customer mix, partially offset by an increase in automotive gross margin resulting from the contract with Ford to provide map updates in Europe commencing in the second half of fiscal 2017, as the royalties earned from on-board navigation solutions for the Europe region that were recognized upon delivery in previous periods and carry a higher relative map cost and lower gross margin are now deferred and recognized over the contractual period.
Revenue concentrations. In the three months ended September 30, 2017 and 2016, revenue from Ford represented 65% and 68% of our total revenue, respectively.
We primarily sell our services in the United States. In the three months ended September 30, 2017 and 2016, revenue derived from U.S. sources represented 93% and 90% of our total revenue, respectively.

Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended September 30,
	2017	2016
Automotive
Revenue	$25,304	$30,267
Cost of revenue	15,885	18,545
Gross profit	$9,419	$11,722
Gross margin	37%	39%
Advertising
Revenue	$7,615	$6,545
Cost of revenue	3,412	3,526
Gross profit	$4,203	$3,019
Gross margin	55%	46%
Mobile Navigation
Revenue	$3,739	$5,415
Cost of revenue	1,550	1,405
Gross profit	$2,189	$4,010
Gross margin	59%	74%
Total
Revenue	$36,658	$42,227
Cost of revenue	20,847	23,476
Gross profit	$15,811	$18,751
Gross margin	43%	44%

Automotive. Automotive revenue decreased 16% to $25.3 million in the three months ended September 30, 2017 from $30.3 million in the three months ended September 30, 2016. The decrease in the comparable three month period was due primarily to a decrease in production royalty revenue of $6.1 million resulting from the commencement of Ford's map update program in Europe in the second half of fiscal 2017, whereby revenue from certain on-board navigation product offered with map updates that we previously recognized as revenue upon delivery is now being deferred and recognized over the contractual period during which we provide map updates. Automotive revenue included customized software development and map update revenue of $1.1 million and zero in the three months ended September 30, 2017 and 2016, respectively. In addition, during the three months ended September 30, 2017, our automotive deferred revenue increased $29.2 million primarily related to royalties from SYNC 3 map update programs for Ford Europe, Australia and New Zealand, GM's on-board and connected solution and OnStar RemoteLink, and Toyota's Scout GPS Link mobile applications. Automotive revenue represented 69% and 72% of total revenue in the three months ended September 30, 2017 and 2016, respectively.
Cost of automotive revenue decreased 14% to $15.9 million in the three months ended September 30, 2017 from $18.5 million in the three months ended September 30, 2016. The decrease in the comparable three month period was due primarily to a decrease in third party content costs of $3.6 million as a result of offering map updates in Europe in conjunction with our on-board navigation product, which requires that we defer the associated costs that we previously recognized upon delivery and now recognize those costs with the related revenue over the contractual period during which we provide map updates.
Automotive gross profit decreased 20% to $9.4 million in the three months ended September 30, 2017 from $11.7 million in the three months ended September 30, 2016. Automotive gross margin decreased to 37% in the three months ended September 30, 2017 from 39% in the three months ended September 30, 2016. The decrease in gross margin for the comparable period was due primarily to a change in product region and customer mix, partially offset by an increase in gross margin resulting from the contract with Ford to provide map updates in Europe commencing in the second half of fiscal 2017, as the royalties earned from on-board navigation solutions for the Europe region that were recognized upon delivery in previous periods and carry a higher relative map cost and lower gross margin are now deferred and recognized over the contractual period.
Advertising. Advertising revenue increased 16% to $7.6 million in the three months ended September 30, 2017 from $6.5 million in the three months ended September 30, 2016.  The increase in the comparable three month period was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 21% and 15% of total revenue in the three months ended September 30, 2017 and 2016, respectively.
Cost of advertising revenue decreased 3% to $3.4 million in the three months ended September 30, 2017 from $3.5 million in the three months ended September 30, 2016. The decrease in the comparable three month period was due primarily to decreased third party ad exchange inventory costs of $0.2 million, partially offset by an increase in hosting services costs of $0.1 million. Our costs of advertising revenue decreased, despite an increase in our advertising revenue, due primarily to continued improvements in our ability to acquire high performing inventory that meets our customers' requirements at a lower effective cost per thousand impressions, or eCPM.
Advertising gross profit increased 39% to $4.2 million in the three months ended September 30, 2017 from $3.0 million in the three months ended September 30, 2016. Advertising gross margin increased to 55% in the three months ended September 30, 2017 from 46% in the three months ended September 30, 2016. The increase in gross margin in the comparable three month period was due primarily to the increased value of contracted insertion orders, combined with a lower inventory eCPM.
Mobile Navigation. Mobile navigation revenue decreased 31% to $3.7 million in the three months ended September 30, 2017 from $5.4 million in the three months ended September 30, 2016. The decrease in the comparable three month period was due primarily to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T and T-Mobile and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 10% and 13% of total revenue in the three months ended September 30, 2017 and 2016, respectively.
Cost of mobile navigation revenue increased 10% to $1.6 million in the three months ended September 30, 2017 from $1.4 million in the three months ended September 30, 2016.  The increase in the comparable three month period was due primarily to an increase in hosted services costs of $0.1 million.
Mobile navigation gross profit decreased 45% to $2.2 million in the three months ended September 30, 2017 from $4.0 million in the three months ended September 30, 2016. Mobile navigation gross margin decreased to 59% in the three months ended September 30, 2017 from 74% in the three months ended September 30, 2016. The decrease in gross margin resulted primarily from declining revenue, while costs such as third party content remain generally fixed.
Operating expenses
Research and development. Our research and development expenses increased 17% to $21.1 million in the three months ended September 30, 2017 from $18.0 million in the three months ended September 30, 2016.  The increase in the comparable three month period was due primarily to increases in payroll and related compensation and benefits expense of $3.4 million, outside consulting services of $1.1 million, hosted services of $0.2 million and travel and entertainment of $0.2 million, partially offset by a decrease of $0.6 million in rent and depreciation expense resulting from the reversal of deferred rent and recognition of a tenant improvement allowance in connection with the termination of our Santa Clara facility sublease and a decrease of $1.4 million as a result of higher deferred development costs. As a percentage of revenue, research and development expenses increased to 57% in the three months ended September 30, 2017 from 43% in the three months ended September 30, 2016. The total number of research and development personnel increased 39% to 645 at September 30, 2017 from 464 at September 30, 2016 with a significant portion of the increase attributable to employees in lower cost regions such as Romania and China. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automobile manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses decreased 4% to $5.1 million in the three months ended September 30, 2017 from $5.3 million in the three months ended September 30, 2016. The decrease in the comparable three month period was due primarily to a decrease of $0.3 million in rent and depreciation expense resulting from the reversal of deferred rent and recognition of a tenant improvement allowance in connection with the termination of our Santa Clara facility sublease. As a percentage of revenue, sales and marketing expenses increased to 14% in the three months ended September 30, 2017 from 12% in the three months ended September 30, 2016. The total number of sales and marketing personnel increased 9% to 61 at September 30, 2017 from 56 at September 30, 2016.

General and administrative. Our general and administrative expenses decreased 5% to $5.2 million in the three months ended September 30, 2017 from $5.5 million in the three months ended September 30, 2016. The decrease in the comparable three month period was due primarily to decreases in legal expense of $0.5 million, payroll and related compensation and benefits expense of $0.2 million and $0.2 million in rent and depreciation expense resulting from the reversal of deferred rent and recognition of a tenant improvement allowance in connection with the termination of our Santa Clara facility sublease, partially offset by an increase in outside services of $0.6 million. As a percentage of revenue, general and administrative expenses increased to 14% in the three months ended September 30, 2017 from 13% in the three months ended September 30, 2016. The total number of general and administrative personnel was 58 at September 30, 2017 and 2016.
Legal settlement and contingencies. Legal settlement and contingencies expense for the three months ended September 30, 2017 was comprised of $0.3 million related to the settlement of the Location Based Services LLC patent matter. See Note 6 to the condensed consolidated financial statements.
Other income (expense), net. Our other income (expense), net decreased to $(47,000) in the three months ended September 30, 2017 compared to $0.3 million in the three months ended September 30, 2016. The decrease in the comparable three month period was due primarily to increased foreign exchange losses incurred.
Provision (benefit) for income taxes. Our provision (benefit) for income taxes was $0.3 million in the three months ended September 30, 2017 compared to $(0.4) million in the three months ended September 30, 2016. Our provision for income taxes of $0.3 million for the three months ended September 30, 2017 was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. In July 2016, the State of New York completed its audit of our income tax returns for fiscal 2010 through fiscal 2012. We paid $0.4 million to settle the audit and recorded a tax benefit of $1.0 million in July 2016 to reverse the remaining related tax reserves. Our provision for income taxes of $(0.4) million for the three months ended September 30, 2016 was comprised primarily of foreign withholding taxes on revenue generated in China and foreign taxes, offset by a $1.0 million reversal of tax reserves resulting from our July 2016 settlement of the State of New York's audit of our income tax returns for fiscal 2010 through fiscal 2012. Our effective tax rate of 2% and 4% for the three months ended September 30, 2017 and 2016, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two year carryback period.
We anticipate that our foreign tax withholding obligation will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards and, accordingly, we have negotiated a price adjustment with a major customer.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2017 and June 30, 2017, our cumulative unrecognized tax benefits were $3.8 million and $3.0 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2017 and June 30, 2017 was $0.1 million that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued $0.1 million for the payment of interest and penalties at September 30, 2017 and June 30, 2017.
We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open for fiscal 2016 through fiscal 2017 for federal tax purposes, fiscal 2013 through fiscal 2017 in state jurisdictions, and fiscal 2012 through fiscal 2017 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. As of September 30, 2017, the State of New York had completed its audit for fiscal 2013 through fiscal 2015, which will result in our payment of an immaterial settlement amount.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our foreign deferred tax assets. Our valuation allowance at June 30, 2017 was $50.1 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Three Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(3,788)	$(5,689)
Net cash provided by investing activities	1,056	2,043
Net cash used in financing activities	(905)	(1,233)
Effect of exchange rate changes on cash and cash equivalents	343	65
Net decrease in cash and cash equivalents	$(3,294)	$(4,814)
At September 30, 2017, we had cash, cash equivalents and short-term investments of $91.7 million, which primarily consisted of corporate bonds, asset-backed securities, commercial paper, municipal securities and money market mutual funds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2017, our accounts receivable balance was $59.9 million, of which Ford represented 70%.

Our future capital requirements will depend on many factors, including our ability to continue to increase our billings and control our expenses in fiscal 2018 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to continue to use cash in operating activities in fiscal 2018 and we may experience greater than expected cash usage in operating activities if revenue or collections are lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, one of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash used in operating activities. Net cash used in operating activities was $3.8 million and $5.7 million in the three months ended September 30, 2017 and 2016, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our automotive and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the three months ended September 30, 2017, cash used in operating activities was primarily the result of a net loss of $16.1 million which was offset by non-cash charges for stock-based compensation of $2.5 million, depreciation and amortization of $0.7 million and $10.1 million from changes in our operating assets and liabilities. In the three months ended September 30, 2016, cash used in operating activities was primarily the result of a net loss of $9.3 million which was offset by non-cash charges for stock-based compensation of $2.5 million, depreciation and amortization of $0.6 million, and $0.3 million from changes in our operating assets and liabilities.
Net cash provided by investing activities. Our investing activities provided $1.1 million and $2.0 million during the three months ended September 30, 2017 and 2016, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the three months ended September 30, 2017, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $3.3 million, partially offset by purchases of property and equipment of $2.3 million. In the three months ended September 30, 2016, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $2.2 million.

Net cash used in financing activities. During the three months ended September 30, 2017 and 2016, our financing activities used cash of $0.9 million and $1.2 million, respectively. In the three months ended September 30, 2017, we utilized $1.1 million for payment of tax withholdings related to net share settlements of RSUs, which was partially offset by cash of $0.2 million provided from the exercise of stock options. In the three months ended September 30, 2016, we utilized $1.3 million for payment of tax withholdings related to net share settlements of RSUs, partially offset by proceeds of $0.2 million provided from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of September 30, 2017, we had an aggregate of $25.3 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $25.3 million of future minimum commitments were comprised of $4.9 million due in fiscal 2018; $5.4 million due in fiscal 2019; $4.7 million due in fiscal 2020; $3.3 million due in fiscal 2021; $3.1 million due in fiscal 2022; and $3.9 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2017, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In August 2017, AT&T Mobility LLC (AT&T) and Sprint Spectrum L.P. (Sprint) sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five U.S. Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. We accrued $0.3 million related to these matters in the three months ended September 30, 2017, and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations.
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
Risk related to our business
We have incurred losses in each period since fiscal 2015. We expect that we will continue to incur losses throughout fiscal 2018 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 44% and 22% in the three months ended September 30, 2017 and 2016, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so and we may be unable to generate sufficient revenue from our automotive and advertising businesses to return Telenav to profitability in the short-term, if at all.
We anticipate that we will continue to incur net operating losses in fiscal 2018, as we anticipate increased expenditures to operate our business. These expected losses are also due to the expected continued decline in our higher margin mobile navigation revenue and the costs we expect to incur prior to generating revenue in connection with new automotive navigation products and services that will not be integrated into production vehicles for several years, if at all. The time required to develop, test and deploy products between the time we secure the award of a new contract with any automobile manufacturer or OEM, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources prior to entering into contracts with auto manufacturers and OEMs contribute to these expected losses. We also expect to continue to experience pressure on pricing in our negotiations with automobile manufacturers and OEMs as we enter into negotiations for contract renewals or new products where we are competing with larger suppliers that are competing on price, rather than features, or for vehicles where customers are price sensitive regarding navigation solutions.
Although we are working to replace the continued decline in wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is typically 18 to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our relationship with GM. In addition, the revenue commencement at initial launch may not be significant depending on the automobile manufacturer's or OEM's launch timing schedule across vehicle models and regions. For example, although our on-board and connected product with GM launched in February 2017, it has only launched in select vehicle models and we do not have any control over when and whether it launches in other GM models.
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

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the seasonality of new vehicle production, including tooling and assembly changes and plant shutdowns;

•	the effectiveness of our entry into new business areas, such as advertising;

•	the loss of our relationship, a change in our revenue model, or a change in pricing with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automotive OEMs;

•	the sale of vehicle brands by automotive OEMs, such as the sale of Opel and Vauxhall by GM in August 2017 to an automotive OEM with which we do not have an existing relationship;

•	the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;

•	the inability of our automobile manufacturer customers to attract new vehicle buyers and new subscribers for connected services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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

We are dependent on Ford for a substantial portion of our revenue and our business, financial condition and results of operations will be harmed if our revenue from Ford does not continue to grow or declines.
Ford represented approximately 65% and 68% of our revenue in the three months ended September 30, 2017 and 2016, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue, as our revenue from paid wireless carrier provided navigation continues to decline. However, our revenue could potentially decline if Ford increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Ford recently announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors’ products or from price competition from third parties.
Our contract with Ford covers a broad range of products and services that we provide to Ford. As of December 31, 2017, material programs covered under the agreement will expire unless we and Ford come to agreement on an extension; however, services under other programs by which our products are installed in new vehicles expire in December 2021, subject to the extension of certain vehicle programs and may be extended to coincide with the service period for the last vehicle enabled to utilize our connected services. The agreement may be renewed for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal. We are currently negotiating a multi-year extension to our agreement to provide our navigation products and services for SYNC 3 in new vehicles. Although we believe we will achieve a satisfactory outcome, we may enter into changes in the contract structure that may impact our revenue recognition and billings. If we succeed in entering into contracts with Ford for the extension of SYNC 3, we do not yet know what pricing would be, which geographies our products and services would be offered in, which vehicles would include our products and services and which geographies would include future value-added services, such as map care.  The nature and timing of such offerings can have a significant impact on revenue recognition and gross profit. Furthermore, a substantial portion of our revenue, and, to a lesser extent, gross profit is impacted by the underlying licensed content cost negotiated through HERE and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers. In the event that Ford does not elect to extend certain vehicle programs to extend our current agreement, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed.
In addition, a substantial portion of our revenue and, to a lesser extent, gross profit from Ford is impacted by the underlying licensed content cost negotiated through HERE and other content providers. We cannot predict the impact on our revenue and gross profit of any changes between the automobile manufacturers and the map or other content providers.
We have limited experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford as a customer our revenue will decline materially.
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
Because we and Ford entered into an agreement to provide our map update solution in conjunction with our on-board navigation product for the Europe region in the second half of fiscal 2017, certain revenue related to the on-board navigation product in this region, which we had been recognizing upon delivery, is now recognized over time along with the new map updates. Offering map updates in Europe resulted in a substantial decline in our revenue and a substantial increase in our deferred revenue and deferred cost balances in the second half of fiscal 2017 and the first quarter of fiscal 2018. We anticipate that these changes will be mitigated when we adopt ASC 606, which is required for us on July 1, 2018. However, our assessment of the impact of this standard is not complete. We intend to adopt ASC 606 when required on July 1, 2018. Accordingly, our revenue and profitability will continue to be affected by the revenue recognition requirements which do not reflect the economic substance of our transactions with Ford Europe. Investors and securities analysts may not understand the subtleties of these revenue recognition requirements and the trading prices of our common stock may be negatively affected.
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
In addition, our revenue recognition is becoming increasingly more complex with the evolution of our value-added products and services, such as our on-board and connected navigation solutions. The agreements for these solutions can extend over several years and require multiple deliverables. Given the length of our contractual obligations, which often extend beyond the manufacture and sale of the vehicle when the royalty is determined and paid, we may have significant post-production obligations to provide on-board services or map updates over an extended period of time. These extended obligations can result in a delay in recognition of revenue, or the need to defer and recognize revenue over the period that we are required to provide these post-production obligations or other services.
We may also incur significant expense to develop products for automobile manufacturers, such as under our worldwide connected navigation services agreement with GM, prior to receiving any significant revenue related to the sale of vehicles with our navigation services. As our offerings in automotive navigation expand to brought-in, as well as on-board, we may not correctly anticipate the financial accounting treatment for the various products. We could be required to amortize revenue from products over time although we previously recognized revenue for similar products when the applicable vehicle was sold.
We may not be successful at adapting our business model for the Chinese automotive navigation market, which may reduce our revenue per vehicle.
Expanding our initial automotive entry in the Chinese market is a key component of our global growth strategy. The automotive software market in China is highly competitive. This competition comes from large international automotive software providers as well as domestic providers. The Chinese navigation software market is seeing transition towards new business models by third party navigation product vendors, such as substantially lower per unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage based insurance and utilizing data to create high definition maps. We may need to change or modify our license fee model in China in order to compete effectively. Our inability to do so may have a material impact on our ability to expand into the Chinese market. Even if we adopt new license fee models for China based automobile manufacturers, we may not recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes, could also impact us in additional markets including, but not limited to, North America and Europe.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict if and when we will generate revenue from new customers. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. We also entered into a contract with GM in 2014 to provide worldwide on-board and connected navigation services beginning in model year 2017 and continuing through model year 2025. Although our on-board and connected product launched in its first GM models, the Cadillac CTS and CTS-V, in February 2017 we did not recognize any revenue from the launch of the product in fiscal 2017 or the three months ended September 30, 2017 due to specified future obligations. We expect that we will not recognize any revenue from GM for our on-board and connected navigation solutions during fiscal 2018 due to these specified future obligations. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees and we cannot assure you that we will ever receive material revenue from these products and services.
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
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles with, and adoption by, end users of our products offered by such automobile manufacturers, when our product is not a standard feature. Our on-board solutions may not satisfy automobile manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and OEMs do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and OEMs may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay from forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions.

The advertising business is subject to seasonality, and we may not successfully grow our advertising revenue if we are unable to attract and retain advertisers.
We believe the advertising business is subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2016 and 2015, we experienced higher advertising revenue as the second quarter is traditionally stronger due to seasonality; however, advertising revenue subsequently declined sequentially in the three months ended March 31, 2017 and 2016, and we expect this seasonal pattern to continue in fiscal 2018.
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
We compete in the automotive navigation market with established automobile manufacturers and OEMs and providers of on-board navigation services such as AISIN AW CO., Ltd, Robert Bosch GmbH, Elektrobit Corporation, Garmin, Ltd., HERE, TomTom and NNG LLC, as well as other competitors such as Apple and Google. We compete in the advertising network services business with mobile platform providers, including Google, Apple, Facebook, Inc., AOL Inc., GroundTruth, Inc., Verve Wireless, Inc., PlaceIQ, Inc. and NinthDecimal, Inc., among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenue and financial resources;

•	ownership of mapping and other content allowing them to offer a more vertically integrated solution;

•	stronger brand and consumer recognition in a particular market segment, geographic region or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger automobile manufacturer, OEM, advertising agency and advertiser relationships;

•	more financial flexibility and experience to make acquisitions;

•	ability or demonstrated ability to partner with others to create stronger or new competitors;

•	stronger international presence, which could make our larger competitors more attractive partners to automobile manufacturers and OEMs;

•	lower labor and development costs; and

•	broader global distribution and presence.
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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. We report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, we conduct our impairment review each year or on an interim basis by segment, which can result in a different outcome than if assessed on an overall consolidated basis. Based on the results of our annual goodwill impairment test as of April 1, 2017, the estimated fair value of our mobile navigation business exceeded its carrying value by $1.7 million. We have not recognized any impairment of goodwill through September 30, 2017. Total goodwill for our mobile navigation segment as of September 30, 2017 was $2.7 million. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview."
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
Our cash equivalent and short-term investment portfolio as of September 30, 2017 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2017, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may fluctuate for a variety of reasons, including:

•	impact from our inability to benefit from the carryback of net losses expected in the current fiscal year and thereafter due to the limitations of the two year loss carryback for federal tax purposes;

•	changes in forecasted annual operating income or loss by jurisdiction and forecasted withholding taxes;

•	changes in relative proportions of revenue and income or loss before taxes in the various jurisdictions in which we operate;

•	changes to the valuation allowance on net deferred tax assets;

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
It is not clear if or when these or other potential changes in accounting principles may become effective, whether we have the proper systems and controls in place to accommodate such changes and the impact that any such changes may have on our financial position and results of operations.
We rely on our customers for timely and accurate vehicle and subscriber sales information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.
We rely on our automobile manufacturers and OEM customers to provide us with reports on the number of vehicles they sell with our on-board and brought-in navigation services included, depending on the nature of our contractual relationship, and to remit royalties for those sales to us. We also rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third party service providers. The risk of inaccurate reports may increase as our customers expand internationally and increase the number of manufacturing locations. For example, in the three months ended March 31, 2017 and September 30, 2017, Ford determined that it had misreported the production of vehicles to us in certain factories. If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in reporting from auto manufacturers and wireless carriers. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period, which could harm our business, operating results and financial condition.

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
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. Our agreement with TomTom to license TomTom map data for voice-guided turn by turn GPS navigation service for our existing mobile navigation products was automatically renewed under its existing terms through December 31, 2018. Our license to map data from TomTom will not automatically renew after December 31, 2018, but the license to other data from TomTom under the same agreement will continue for the period set forth in the agreement. Our master data license agreement with HERE was automatically renewed under its existing terms through January 31, 2019, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. However, individual territory licenses with distinct term, termination and renewal provisions further govern the license of map data to support individual programs and products for our automobile manufacturers and OEMs.
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
We use hosted services provided by Amazon Web Services, or AWS, and wireless carrier networks to deliver our navigation and advertising platform services. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. In the event that AWS or wireless carrier networks experience a disruption in services or a natural disaster, our ability to continue providing our services would be compromised. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete the negotiation for and scale of additional hosting services, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure third party hosting services with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new automobile manufacturers and OEMs, increases in the number of our end users or increases in data traffic.
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
As of September 30, 2017, we had international operations in China, Romania, Germany, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and OEMs, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 93% and 90% of our total revenue in the three months ended September 30, 2017 and 2016, respectively. However, our products are distributed globally in many different regions outside the United States, including South America, Europe, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in certain countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
We have received, and may in the future receive, claims from third parties alleging infringement and other related claims. As of the date of this Quarterly Report on Form 10-Q, we were named as a defendant in certain cases alleging that our services infringe other parties' patents, as well as other matters. See Part II, Item 1, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our customers and other business partners by determining the scope, enforceability and validity of third party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, our wireless carrier customers or our other business partners. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of September 30, 2017, only four research analysts published reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. If our stock was to trade at prices below $5.00 per share in the future for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 42.0% of our common stock outstanding as of September 30, 2017. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Item 6.	Exhibits.

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of the Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated:	November 8, 2017	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	November 8, 2017	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.39+	Territory License No. 12, dated June 30, 2017, by and among HERE North America, LLC, HERE Europe B.V. and Telenav, Inc.	Filed herewith
10.16.40+
Third Amendment dated August 7, 2017 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.
Filed herewith
10.16.41+	Access Agreement dated August 7, 2017 by and between Telenav, Inc., HERE North America LLC	Filed herewith
10.16.42+	First Amendment dated October 2, 2017 to Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	Filed herewith
10.26.21+	Amendment No. 21, effective October 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company]	Filed herewith
10.36.1	Sublease Termination Agreement, dated as of August 10, 2017, among Avaya, Inc. and Telenav, Inc.	Filed herewith
10.40	Lease, dated as of August 9, 2017, among PR II Towers at Great America Owner LLC and Telenav, Inc.	Filed herewith
10.41	Letter Agreement, dated as of August 24, 2017, among Telenav, Inc., Nokomis Capital, L.L.C. and certain other parties.	8-K	10.41	8/24/2017
10.42	Consulting Agreement, dated as of August 31, 2017, by and between Telenav, Inc. and Joseph M. Zaelit	8-K	10.42	9/5/2017
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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