Form 10-Q
period 2017-12-31
Telenav, Inc.
filed 2018-02-08
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

or

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
As of December 31, 2017, there were approximately 44,551,830 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2017	June 30, 2017*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,956	$20,757
Short-term investments	76,773	77,598
Accounts receivable, net of allowances of $112 and $75 at December 31, 2017 and June 30, 2017, respectively	52,287	57,834
Restricted cash	3,404	3,401
Income taxes receivable	32	34
Deferred costs	19,545	11,703
Prepaid expenses and other current assets	4,392	3,988
Total current assets	170,389	175,315
Property and equipment, net	7,138	4,658
Deferred income taxes, non-current	958	900
Goodwill and intangible assets, net	34,278	34,844
Deferred costs, non-current	75,362	42,389
Other assets	1,877	1,454
Total assets	$290,002	$259,560
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$4,676	$6,151
Accrued expenses	51,350	51,528
Deferred revenue	31,908	20,345
Income taxes payable	138	197
Total current liabilities	88,072	78,221
Deferred rent, non-current	710	996
Deferred revenue, non-current	115,689	67,056
Other long-term liabilities	1,073	1,139
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 44,552 and 43,946 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	45	44
Additional paid-in capital	163,663	159,666
Accumulated other comprehensive loss	(1,576)	(1,934)
Accumulated deficit	(77,674)	(45,628)
Total stockholders’ equity	84,458	112,148
Total liabilities and stockholders’ equity	$290,002	$259,560
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2017.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016
Revenue:
Product	$25,307	$37,804	$49,271	$67,227
Services	13,773	14,197	26,467	27,001
Total revenue	39,080	52,001	75,738	94,228
Cost of revenue:
Product	15,053	22,598	29,727	40,359
Services	7,258	6,129	13,431	11,844
Total cost of revenue	22,311	28,727	43,158	52,203
Gross profit	16,769	23,274	32,580	42,025
Operating expenses:
Research and development	21,903	16,301	42,985	34,319
Sales and marketing	5,136	5,277	10,200	10,545
General and administrative	5,514	6,872	10,725	12,363
Legal settlement and contingencies	60	6,424	310	6,424
Total operating expenses	32,613	34,874	64,220	63,651
Loss from operations	(15,844)	(11,600)	(31,640)	(21,626)
Other income (expense), net	218	714	171	1,010
Loss before provision for income taxes	(15,626)	(10,886)	(31,469)	(20,616)
Provision for income taxes	26	537	281	142
Net loss	$(15,652)	$(11,423)	$(31,750)	$(20,758)

Net loss per share:
Basic and diluted	$(0.35)	$(0.26)	$(0.71)	$(0.48)
Weighted average shares used in computing net loss per share:
Basic and diluted	44,476	43,208	44,495	42,932

Stock-based compensation expense included above:
Cost of revenue	$38	$35	$73	$64
Research and development	1,649	897	3,044	2,387
Sales and marketing	481	536	919	1,030
General and administrative	720	520	1,332	1,048
Total stock-based compensation expense	$2,888	$1,988	$5,368	$4,529
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2017	2016	2017	2016

Net loss	$(15,652)	$(11,423)	$(31,750)	$(20,758)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	206	(661)	565	(595)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(241)	(298)	(213)	(437)
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	6	(5)	6	(10)
Net increase (decrease) from available-for-sale securities, net of tax	(235)	(303)	(207)	(447)
Other comprehensive income (loss), net of tax	(29)	(964)	358	(1,042)
Comprehensive loss	$(15,681)	$(12,387)	$(31,392)	$(21,800)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2017	2016
Operating activities
Net loss	$(31,750)	$(20,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,513	1,260
Deferred rent reversal due to lease termination	(538)	—
Tenant improvement allowance recognition due to lease termination	(582)	—
Accretion of net premium on short-term investments	113	237
Stock-based compensation expense	5,368	4,529
Loss (gain) on disposal of property and equipment	6	(2)
Bad debt expense	37	125
Changes in operating assets and liabilities:
Accounts receivable	5,545	(5,724)
Deferred income taxes	(23)	226
Restricted cash	(3)	1,015
Income taxes receivable	2	39
Deferred costs	(40,815)	(6,704)
Prepaid expenses and other current assets	(476)	580
Other assets	(620)	98
Trade accounts payable	(1,563)	5,309
Accrued expenses and other liabilities	(263)	3,945
Income taxes payable	(61)	154
Deferred rent	767	44
Deferred revenue	60,196	12,728
Net cash used in operating activities	(3,147)	(2,899)
Investing activities
Purchases of property and equipment	(3,350)	(531)
Purchases of short-term investments	(32,817)	(37,788)
Proceeds from sales and maturities of short-term investments	33,322	39,392
Proceeds from sales of long-term investments	—	246
Net cash (used in) provided by investing activities	(2,845)	1,319
Financing activities
Proceeds from exercise of stock options	235	159
Tax withholdings related to net share settlements of restricted stock units	(1,606)	(1,638)
Net cash used in financing activities	(1,371)	(1,479)
Effect of exchange rate changes on cash and cash equivalents	562	(596)
Net decrease in cash and cash equivalents	(6,801)	(3,655)
Cash and cash equivalents, at beginning of period	20,757	21,349
Cash and cash equivalents, at end of period	$13,956	$17,694
Supplemental disclosure of cash flow information
Income taxes paid, net	$640	$1,410
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three and six months ended December 31, 2017 and 2016.
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
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, the recoverability of accounts receivable and short-term investments, the determination of acquired intangibles and assessment of goodwill for impairment, the fair value of stock-based awards issued, the determination of income taxes and the recoverability of deferred tax assets. Actual results could differ from those estimates.
Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 65% and 70% of revenue for the three months ended December 31, 2017 and 2016, respectively, and 65% and 69% of revenue for the six months ended December 31, 2017 and 2016, respectively. As of December 31, 2017 and June 30, 2017, receivables due from Ford were 58% and 74% of total accounts receivable, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Restricted cash
As of December 31, 2017 and June 30, 2017, we had restricted cash of $3.4 million on our consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of December 31, 2017, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2017	$(1,701)	$(233)	$(1,934)
Other comprehensive income (loss) before reclassifications, net of tax	565	(213)	352
Amount reclassified from accumulated other comprehensive loss, net of tax	—	6	6
Other comprehensive income, net of tax	565	(207)	358
Balance, net of tax as of December 31, 2017	$(1,136)	$(440)	$(1,576)

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the three and six months ended December 31, 2017.
Long-term investments
As of December 31, 2017, the carrying value of our investments in privately held companies totaled $708,000. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. We regularly evaluate the carrying value of these cost method investments for impairment. We did not record any impairment charges for cost method investments during the six months ended December 31, 2017 and 2016.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 31, 2017, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2017, that are of significance or potential significance to us, other than the following update:
In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, ASC 606, Revenue from Contracts with Customers, or ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In conjunction with this new revenue guidance, a new subtopic, ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, was also issued. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition and certain cost guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this guidance by one year. The updated standard will be effective for us in the first quarter of fiscal 2019; accordingly, we will adopt ASC 606 effective July 1, 2018.
While we are in the process of selecting a transition method, we anticipate this standard will have a material impact on our consolidated financial statements. Even though our assessment of the impact of this standard is not complete, we currently believe there will not be any significant impact on our advertising and mobile navigation business segments. We do believe there will be a significant impact on the recognition of revenue for certain of our automotive value-added and combined offerings, such as on-board navigation with map updates, and on-board and connected navigation. We anticipate our revenue recognition for certain of these offerings may change with respect to software and software related elements in the following manner: a) we may no longer recognize revenue over the life of our contractual obligations, and b) we may no longer defer substantially all revenue pending the delivery of future specified upgrades. Instead, to the extent delivered software represents a distinct performance obligation for which transfer of control has taken place, such revenue would be recorded either upon delivery or as the software is used. In addition, in conjunction with the adoption of ASC 340-40, we anticipate additional capitalization of certain research and development costs that are expected to be recovered and that are incurred to fulfill obligations under certain actual or anticipated automotive contracts; under the new standard, such costs are then amortized consistent with the transfer of products and services to which the capitalized costs relate. Costs associated with software development would be recognized when transfer of the software occurs, and costs associated with connected services would be amortized over the service period. Our conclusions are subject to the completion of our assessment of the impact of the standard.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net loss	$(15,652)	$(11,423)	$(31,750)	$(20,758)
Weighted average common shares used in computing net loss per share, basic and diluted	44,476	43,208	44,495	42,932
Net loss per share, basic and diluted	$(0.35)	$(0.26)	$(0.71)	$(0.48)

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following potential shares outstanding as of December 31, 2017 and 2016 were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2017	2016
Stock options	5,556	6,410
Restricted stock units	3,596	3,062
Total	9,152	9,472

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the six months ended December 31, 2017 and 2016.
Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$11,329	$—	$—	$11,329
Cash equivalents:
Money market mutual funds	631	—	—	631
Commercial paper	1,996	—	—	1,996
Total cash equivalents	2,627	—	—	2,627
Total cash and cash equivalents	13,956	—	—	13,956
Short-term investments:
U.S. treasury securities	2,985	—	(10)	2,975
U.S. agency securities	3,051	—	(25)	3,026
Asset-backed securities	9,476	2	(43)	9,435
Municipal securities	5,522	1	(3)	5,520
Commercial paper	3,735	—	(2)	3,733
Corporate bonds	52,307	2	(225)	52,084
Total short-term investments	77,076	5	(308)	76,773
Cash, cash equivalents and short-term investments	$91,032	$5	$(308)	$90,729

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

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2017 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$32,846	$32,801
Due between one and two years	28,308	28,156
Due between two and three years	15,922	15,816
Total	$77,076	$76,773

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of December 31, 2017, we did not consider any of our investments to be other-than-temporarily impaired.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of December 31, 2017 and June 30, 2017, we did not have any investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at December 31, 2017 (in thousands):

	Fair Value Measurements at December 31, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$631	$631	$—	$—
Commercial paper	1,996	—	1,996	—
Total cash equivalents	2,627	631	1,996	—
Short-term investments:
U.S. treasury securities	2,975	2,975	—	—
U.S. agency securities	3,026	—	3,026	—
Asset-backed securities	9,435	—	9,435	—
Municipal securities	5,520	—	5,520	—
Commercial paper	3,733	—	3,733	—
Corporate bonds	52,084	—	52,084	—
Total short-term investments	76,773	2,975	73,798	—
Cash equivalents and short-term investments	$79,400	$3,606	$75,794	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2017 (in thousands):

	Fair Value Measurements at June 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$444	$444	$—	$—
Commercial paper	2,997	—	2,997	—
Total cash equivalents	3,441	444	2,997	—
Short-term investments:
U.S. treasury securities	1,473	1,473	—	—
U.S. agency securities	2,537	—	2,537	—
Asset-backed securities	9,705	—	9,705	—
Municipal securities	7,982	—	7,982	—
Commercial paper	4,239	—	4,239	—
Foreign government securities	750	—	750	—
Corporate bonds	50,912	—	50,912	—
Total short-term investments	77,598	1,473	76,125	—
Cash equivalents and short-term investments	$81,039	$1,917	$79,122	$—
Amortization of net premium on short-term investments totaled $113,000 and $237,000 in the six months ended December 31, 2017 and 2016, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

There were no transfers between Level 1 and Level 2 financial instruments in the six months ended December 31, 2017 and 2016.
We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2017 or June 30, 2017.

5.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of December 31, 2017 and June 30, 2017 was $31.3 million. We have not recognized any impairment of goodwill through December 31, 2017. Total goodwill for our mobile navigation segment as of December 31, 2017 was $2.7 million.
Intangible assets consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(10,925)	(10,359)
Intangible assets, net	$2,950	$3,516
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $283,000 and $258,000 for the three months ended December 31, 2017 and 2016, respectively, and $566,000 and $518,000 for the six months ended December 31, 2017 and 2016, respectively.
As of December 31, 2017, remaining amortization expense for intangible assets by fiscal year is as follows: $567,000 in fiscal 2018, $1.0 million in fiscal 2019, $872,000 in fiscal 2020 and $509,000 in fiscal 2021.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2017	June 30, 2017
Accrued compensation and benefits	$10,525	$10,554
Accrued royalties	28,648	28,179
Customer overpayments and related reserves	5,711	5,940
Other accrued expenses	6,466	6,855
Total accrued expenses	$51,350	$51,528

6.	Commitments and contingencies
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
In connection with the sublease termination agreement, we recorded the following amounts during the six months ended December 31, 2017: i) the reversal of $538,000 of deferred rent related to the sublease, with an offsetting credit to rent expense, as amortization of this deferred rent liability is no longer required, and ii) the recognition of $582,000 of tenant improvement allowance related to the sublease, with an offsetting credit to depreciation expense, as amortization of this allowance is no longer required.
As of December 31, 2017, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Payments Due by Period
	Total	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
Operating lease obligations	$18,215	$1,856	$4,132	$3,962	$2,868	$2,662	$2,735
Purchase obligations	7,751	2,526	2,208	941	415	415	1,246
Total contractual obligations	$25,966	$4,382	$6,340	$4,903	$3,283	$3,077	$3,981
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
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016 and a hearing was held on December 21, 2017. A settlement has been reached and the court set a deadline for March 5, 2018 for plaintiff to file a motion for preliminary approval of class action settlement. The court set that motion for hearing on April 26, 2018. The proposed settlement will be paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in the three months ended December 31, 2017, and recorded this amount as general and administrative expense in our consolidated statement of operations.
In addition, we have received, and expect to continue to receive, demands for indemnification from our customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. At this time, we are not a party to the following cases; however, our customers requested that we indemnify them in connection with such cases.
In August 2017, AT&T Mobility LLC (AT&T) and Sprint Spectrum L.P. (Sprint) sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five U.S. Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. We accrued $250,000 related to these matters in the six months ended December 31, 2017, and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations. On November 22, 2017, Location Based Services LLC entered into a Settlement and License Agreement with Telenav for the patents in suit and 15 other patents assigned to Location Based Services LLP.
On November 2017, AT&T Mobility LLC sent Telenav indemnification requests related to a patent infringement lawsuit brought by Traxcell Technologies, LLC, alleging patent infringement by the AT&T Navigator system. Traxcell Technologies, LLC filed patent infringement lawsuits against AT&T in the U.S. District Court for the Eastern District of Texas. On November 29, 2017, AT&T filed and was granted an unopposed application for extension of time to answer complaint. On December 14, 2017, AT&T filed a second unopposed application for extension of time to answer complaint. On December 13, 2017, Telenav’s counsel sent a letter to AT&T’s counsel challenging the indemnification claim by AT&T. On January 8, 2018, Telenav’s counsel proposed an offer of $50,000 to Plaintiff’s counsel, and we recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations for the three months ended December 31, 2017.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2017	5,708	$6.47
Granted	68	$5.54
Exercised	(51)	$4.61
Canceled or expired	(169)	$7.11
Options outstanding as of December 31, 2017	5,556	$6.46	6.21	$846
As of December 31, 2017:
Options vested and expected to vest	5,325	$6.49	6.12	$790
Options exercisable	3,652	$6.71	5.11	$433

A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2017	3,005
Granted	1,684
Vested	(812)
Canceled	(281)
RSUs outstanding as of December 31, 2017	3,596	1.63	$19,959
As of December 31, 2017:
RSUs expected to vest	2,986	1.50	$16,572

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the six months ended December 31, 2017, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2017	1,899
Additional shares authorized	1,667
Granted	(1,752)
RSUs withheld for taxes in net share settlements	256
Canceled	450
Shares available for grant as of December 31, 2017	2,520
The following table summarizes the stock-based compensation expense recorded for stock options and RSUs issued to employees and nonemployees (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Stock option awards	$577	$553	$1,173	$1,027
RSU awards	2,311	1,435	4,195	3,502
Total stock-based compensation expense	$2,888	$1,988	$5,368	$4,529
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Expected volatility	42%	39%	42%	39%
Expected term (in years)	4.74	4.45	4.75	4.19
Risk-free interest rate	2.00%	1.82%	2.00%	1.24%
Dividend yield	—%	—%	—%	—%
Weighted average grant date fair value per share	$2.14	$1.72	$2.14	$1.66

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes was $281,000 in the six months ended December 31, 2017 compared to $142,000 in the six months ended December 31, 2016. Our provision for income taxes of $281,000 for the six months ended December 31, 2017 was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit, partially offset by a tax benefit from a tax holiday granted in China. Our provision for income taxes of $142,000 for the six months ended December 31, 2016 was comprised primarily of foreign withholding taxes on revenue generated in China and foreign income taxes, partially offset by a $1.0 million reversal of tax reserves resulting from our July 2016 settlement of the State of New York's audit of our income tax returns for fiscal 2010 through fiscal 2012. Our effective tax rate of less than 1% and 1% for the six months ended December 31, 2017 and 2016, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two- year carryback period.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of December 31, 2017 and June 30, 2017, our cumulative unrecognized tax benefits were $3.4 million and $3.0 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2017 and June 30, 2017 was $98,000 and $124,000, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued $89,000 and $91,000 for the payment of interest and penalties at December 31, 2017 and June 30, 2017, respectively.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current corporate federal income tax rate to 21% from 35%, was signed into law. The rate reduction is effective January 1, 2018.
We have concluded that the Act will cause the Company’s deferred tax assets and deferred tax liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Due to the full valuation allowance placed against our U.S. deferred tax assets, any change in our gross deferred tax assets will have no impact to income tax expense.
Based on currently available information, we estimate the value of deferred tax assets, net of liabilities will decrease by $18.8 million due to the reduction in the federal corporate tax rate, which will have no impact to income tax expense during the three months ended December 31, 2017 due to the full valuation allowance placed on the assets. Our revaluation of gross deferred tax assets is subject to further refinement as additional information becomes available and further analysis is completed.

10.	Segments
We report segment information based on the “management” approach. The management approach designates the internal reporting used by management for making decisions and assessing performance as the source of our reportable segments.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

Our segment results for the three and six months ended December 31, 2017 and 2016 were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Automotive
Revenue	$26,838	$38,744	$52,142	$69,011
Cost of revenue	16,416	23,438	32,301	41,983
Gross profit	$10,422	$15,306	$19,841	$27,028
Gross margin	39%	40%	38%	39%
Advertising
Revenue	$8,742	$8,208	$16,357	$14,753
Cost of revenue	4,402	3,919	7,814	7,445
Gross profit	$4,340	$4,289	$8,543	$7,308
Gross margin	50%	52%	52%	50%
Mobile Navigation
Revenue	$3,500	$5,049	$7,239	$10,464
Cost of revenue	1,493	1,370	3,043	2,775
Gross profit	$2,007	$3,679	$4,196	$7,689
Gross margin	57%	73%	58%	73%
Total
Revenue	$39,080	$52,001	$75,738	$94,228
Cost of revenue	22,311	28,727	43,158	52,203
Gross profit	$16,769	$23,274	$32,580	$42,025
Gross margin	43%	45%	43%	45%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our legacy mobile navigation business has declined steadily since fiscal 2013, and we expect it to continue to decline. Mobile navigation represented $3.5 million, or 9%, of our consolidated revenue in the second quarter of fiscal 2018. Telenav began offering its mobile navigation services in 2003. Our mobile navigation business generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. The mobile navigation business has declined both in absolute dollars and as a percentage of revenue from $116.4 million, or 61% of our revenue, in fiscal 2013 to $19.0 million, or 11% of our revenue, in fiscal 2017, as subscriptions for paid navigation services declined in favor of free or freemium navigation services offered by our competitors with greater resources and name recognition, such as Google and Apple. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines. In the event our mobile navigation business ceases to be profitable or we determine that it diverts resources from strategic growth areas of our business, we may ultimately elect to terminate our legacy wireless carrier mobile navigation business. In addition, we expect the continued deterioration of this revenue base will result in an impairment of some or all of the goodwill assigned to this reporting unit during the three months ended March 31, 2018. We have not recognized any impairment of goodwill through December 31, 2017. Total goodwill for our mobile navigation segment as of December 31, 2017 was $2.7 million.
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

For our automotive segment customers, we offer our automotive and mobile navigation platform products and services to vehicle manufacturers and OEMs for distribution with vehicles. We believe our history as a supplier of cloud-based navigation services combined with our proven track record of working closely with these automobile manufacturers and OEMs provides a unique advantage in the automotive navigation marketplace over our competitors. We offer embedded navigation products that are integrated into the vehicle, which we refer to as on-board, connected navigation services that utilize our mobile device-based wireless connectivity, which we refer to as brought-in, and hybrid solutions that contain elements of both on-board and connected functionality. We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 65% of our revenue in the six months ended December 31, 2017, General Motors Holdings and its affiliates, or GM, and Toyota Motor Corporation, or Toyota.
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
We generate product revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, map updates to the software and customized software development. We generate services revenue from brought-in automotive navigation solutions, advertising services and mobile navigation services.
Ford utilizes our on-board automotive navigation product in its Ford SYNC® platform. Ford pays us a royalty fee on SYNC 2 on-board solutions as the software is imaged onto an SD card and shipped for installation in vehicles and pays us a royalty fee on SYNC 3 on-board solutions as our software is installed in the vehicle. We also derive product revenue from map update fees.
We generate automotive services revenue primarily from our brought-in automotive navigation solutions. We earn a fee for each new vehicle owner who downloads and activates the associated mobile application featuring GM OnStar RemoteLink®, whereby we provide enhanced search capabilities for contracted service periods. We also earn a fee for each new Toyota and Lexus vehicle sold and enabled to connect with our Scout GPS Link mobile application, similarly provided over a contracted service period.
For our on-board and connected navigation solutions, GM pays us a royalty fee as the SD card is shipped for installation in vehicles; this royalty includes a fee for the initial connected service to be provided once the vehicle is sold. GM will pay us an additional service fee for connected solution subscriptions for each end user that elects to renew their OnStar Connected Navigation or Connected Navigation subscription with GM. Due to specified future obligations, we did not recognize any revenue from GM on-board and connected navigation solutions in fiscal 2017 or the six months ended December 31, 2017, although we did experience increases in deferred revenue. We expect that we will not recognize any revenue from GM for our on-board and connected navigation solutions during fiscal 2018 due to specified future obligations.
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
Recent Developments
On December 15, 2017, Telenav and Ford entered into Amendment No. 23 (the "Ford Amendment") to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended (the "Ford Agreement"). The Ford Amendment extends the term of the Ford Agreement from December 31, 2017 to December 31, 2018 for each jurisdiction in which we currently provide our products, including SYNC 2 and SYNC 3, to Ford.
On December 14, 2017, Ford awarded to Telenav a further extension of the Ford Agreement, beyond the aforementioned Ford Amendment, to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the Ford Agreement. On December 14, 2017, Ford also selected Telenav to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. We do not expect to be awarded the opportunity to provide navigation for Ford's next generation solution in Europe.
In connection with the Ford Amendment set forth above, the scope of our solution with Ford has expanded to include future milestone deliveries throughout calendar 2018. As a result, under current GAAP, all prospective royalties related to Ford will be deferred and recorded as billings until such milestone deliveries occur. This accounting treatment will further change on July 1, 2018 when we adopt the new revenue recognition rules under ASC 606.
On January 9, 2018, we announced that our embedded navigation solution will be offered in select Jeep and Chrysler vehicles in the China market through Panasonic Automotive Systems Company of America, a Tier 1 supplier for Fiat Chrysler Automobiles (“FCA”), in the FCA Uconnect system. The launch date and projected volumes are to be determined by FCA.

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
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue	$39,080	$52,001	$75,738	$94,228
Revenue from Ford as a percentage of total revenue	65%	70%	65%	69%
Billings (Non-GAAP)	$70,145	$59,687	$135,934	$106,956
Billings to Ford as a percentage of total billings (Non-GAAP)	65%	64%	67%	64%
Increase in deferred revenue	$31,065	$7,686	$60,196	$12,728
Increase in deferred costs	$20,767	$3,847	$40,815	$6,704
Gross profit	$16,769	$23,274	$32,580	$42,025
Gross margin	43%	45%	43%	45%
Direct contribution from billings (Non-GAAP)	$27,067	$27,113	$51,961	$48,049
Direct contribution margin from billings (Non-GAAP)	39%	45%	38%	45%
Net loss	$(15,652)	$(11,423)	$(31,750)	$(20,758)
Diluted net loss per share	$(0.35)	$(0.26)	$(0.71)	$(0.48)
Adjusted EBITDA (Non-GAAP)	$(12,099)	$(2,565)	$(25,569)	$(9,413)
Adjusted EBITDA on billings (Non-GAAP)	$(1,801)	$1,274	$(6,188)	$(3,389)
Free cash flow (Non-GAAP)	$(423)	$2,653	$(6,497)	$(3,430)

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
Adjusted EBITDA and Adjusted EBITDA on billings are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. In addition, adjusted EBITDA is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers. Accordingly, we believe that adjusted EBITDA generally provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors.
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
These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes for our financial results as reported under GAAP. Some of these limitations are:

•
We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support; accordingly, direct contribution from billings, direct contribution margin from billings and adjusted EBITDA on billings do not reflect all costs associated with billings;

•
assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•	adjusted EBITDA and adjusted EBITDA on billings do not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA and adjusted EBITDA on billings do not reflect the use of cash for net share settlements of RSUs;

•
adjusted EBITDA and adjusted EBITDA on billings do not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	adjusted EBITDA, adjusted EBITDA on billings, free cash flow or similarly titled measures may be calculated by other companies differently, which reduces their usefulness as comparative measures.
Because of these and other limitations, you should consider billings, direct contribution from billings, direct contribution margin from billings, adjusted EBITDA, adjusted EBITDA on billings and free cash flow alongside other GAAP-based financial performance measures.
We reconcile the most directly comparable GAAP financial measure to each non-GAAP financial metric used. The following tables present reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, gross profit to direct contribution from billings, net loss to adjusted EBITDA and adjusted EBITDA on billings, and net loss to free cash flow for each of the periods indicated (dollars in thousands):

Reconciliation of Revenue to Billings
	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Automotive
Revenue	$26,838	$38,744	$52,142	$69,011
Adjustments:
Change in deferred revenue	31,259	7,694	60,447	12,807
Billings	$58,097	$46,438	$112,589	$81,818
Advertising
Revenue	$8,742	$8,208	$16,357	$14,753
Adjustments:
Change in deferred revenue	—	—	—	—
Billings	$8,742	$8,208	$16,357	$14,753
Mobile Navigation
Revenue	$3,500	$5,049	$7,239	$10,464
Adjustments:
Change in deferred revenue	(194)	(8)	(251)	(79)
Billings	$3,306	$5,041	$6,988	$10,385
Total
Revenue	$39,080	$52,001	$75,738	$94,228
Adjustments:
Change in deferred revenue	31,065	7,686	60,196	12,728
Billings	$70,145	$59,687	$135,934	$106,956

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended December 31, 2017
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$146,964	$—	$633	$147,597
Deferred revenue, September 30	115,705	—	827	116,532
Change in deferred revenue	$31,259	$—	$(194)	$31,065

Deferred costs, December 31	$94,907	$—	$—	$94,907
Deferred costs, September 30	74,140	—	—	74,140
Change in deferred costs	$20,767	$—	$—	$20,767

	Three Months Ended December 31, 2016
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$34,960	$—	$1,137	$36,097
Deferred revenue, September 30	27,266	—	1,145	28,411
Change in deferred revenue	$7,694	$—	$(8)	$7,686

Deferred costs, December 31	$18,780	$—	$—	$18,780
Deferred costs, September 30	14,933	—	—	14,933
Change in deferred costs	$3,847	$—	$—	$3,847

	Six Months Ended December 31, 2017
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$146,964	$—	$633	$147,597
Deferred revenue, June 30	86,517	—	884	87,401
Change in deferred revenue	$60,447	$—	$(251)	$60,196

Deferred costs, December 31	$94,907	$—	$—	$94,907
Deferred costs, June 30	54,092	—	—	54,092
Change in deferred costs	$40,815	$—	$—	$40,815

	Six Months Ended December 31, 2016
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$34,960	$—	$1,137	$36,097
Deferred revenue, June 30	22,153	—	1,216	23,369
Change in deferred revenue	$12,807	$—	$(79)	$12,728

Deferred costs, December 31	$18,780	$—	$—	$18,780
Deferred costs, June 30	12,076	—	—	12,076
Change in deferred costs	$6,704	$—	$—	$6,704

Reconciliation of Revenue to Billings - Ford

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Revenue from Ford	$25,264	$36,656	$49,227	$65,414
Adjustments:
Change in deferred revenue attributed to Ford	20,432	1,633	41,463	3,014
Billings to Ford	$45,696	$38,289	$90,690	$68,428
Billings to Ford as a percentage of total billings	65%	64%	67%	64%

Reconciliation of Gross Profit to Direct Contribution from Billings
(in thousands, except percentages)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Gross profit	$16,769	$23,274	$32,580	$42,025
Gross margin	43%	45%	43%	45%

Adjustments to gross profit:
Change in deferred revenue	31,065	7,686	60,196	12,728
Change in deferred costs(1)	(20,767)	(3,847)	(40,815)	(6,704)
Net change	10,298	3,839	19,381	6,024
Direct contribution from billings(1)	$27,067	$27,113	$51,961	$48,049
Direct contribution margin from billings(1)	39%	45%	38%	45%

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

Reconciliation of Net Loss to Adjusted EBITDA and Adjusted EBITDA on Billings

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net loss	$(15,652)	$(11,423)	$(31,750)	$(20,758)
Adjustments:
Legal settlement and contingencies	60	6,424	310	6,424
Deferred rent reversal due to lease termination	—	—	(538)	—
Tenant improvement allowance recognition due to lease termination	—	—	(582)	—
Stock-based compensation expense	2,888	1,988	5,368	4,529
Depreciation and amortization	797	623	1,513	1,260
Other income (expense), net	(218)	(714)	(171)	(1,010)
Provision for income taxes	26	537	281	142
Adjusted EBITDA	$(12,099)	$(2,565)	$(25,569)	$(9,413)
Change in deferred revenue	31,065	7,686	60,196	12,728
Change in deferred costs(1)	(20,767)	(3,847)	(40,815)	(6,704)
Adjusted EBITDA on billings(1)	$(1,801)	$1,274	$(6,188)	$(3,389)

(1) We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

Reconciliation of Net Loss to Free Cash Flow

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
Net loss	$(15,652)	$(11,423)	$(31,750)	$(20,758)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in deferred revenue (1)	31,065	7,686	60,196	12,728
Change in deferred costs (2)	(20,767)	(3,847)	(40,815)	(6,704)
Changes in other operating assets and liabilities	2,259	7,595	3,305	5,686
Other adjustments (3)	3,736	2,779	5,917	6,149
Net cash provided by (used in) operating activities	641	2,790	(3,147)	(2,899)
Less: Purchases of property and equipment	(1,064)	(137)	(3,350)	(531)
Free cash flow	$(423)	$2,653	$(6,497)	$(3,430)

(1) Consists of product royalties, customized software development fees, service fees and subscription fees.
(2) Consists primarily of third party content costs and customized software development expenses.
(3) Consist primarily of depreciation and amortization, stock-based compensation expense and other non-cash items.

Key components of our results of operations
Sources of revenue
We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, map updates to the software and customized software development. Services revenue consists primarily of revenue we derive from our brought-in automotive navigation services, advertising services and mobile navigation services.
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
Revenue from our automotive segment represented 69% and 73% of our revenue in the six months ended December 31, 2017 and 2016, respectively. Ford represented 65% and 69% of our revenue in the six months ended December 31, 2017 and 2016, respectively. Our contract with Ford covers a broad range of products and services that we provide to Ford. On December 15, 2017, we entered into an amendment with Ford that extends the term of the agreement from December 31, 2017 to December 31, 2018 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford awarded to us a further extension of the agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the agreement. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. Although Ford awarded us an extension of the agreement until December 31, 2020, a subsequent amendment has not been entered into. Pursuant to the current amendment, the agreement is only extended to December 31, 2018. We are currently working with Ford on an amendment to extend the agreement to December 31, 2020. Although we have been awarded these programs, in the course of negotiating definitive agreements for the programs, the terms and conditions of the programs, including the pricing, the length of the programs and geographic scope of the programs, may change. Furthermore, a substantial portion of our revenue, and, to a lesser extent, gross profit is impacted by the underlying licensed content cost negotiated through HERE and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers.
Our automotive product revenue is generated primarily from on-board automotive navigation solutions provided to Ford. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen.
Our product revenue is primarily derived from Ford's SYNC 2 and SYNC 3 on-board solutions. In connection with the aforementioned amendment, the scope of our solution with Ford has expanded to include future milestone deliveries throughout calendar 2018. Through December 31, 2017, we recognized as revenue royalties earned from our Ford SYNC 2 on-board solutions as the software was reproduced onto an SD card and shipped for installation in vehicles; however, we recognized revenue from Ford SYNC 3 primarily as our software was installed in the vehicle by Ford. Accordingly, the timing of our revenue recognition changed materially in fiscal 2017 during Ford's global transition from SYNC 2 to SYNC 3. We experienced a lower level of orders and revenue in the three months ended September 30, 2016 as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. Ford transitioned to SYNC 3 in all major regions during the three months ended December 31, 2016. Effective January 1, 2018, all prospective royalties related to Ford will be recorded as deferred revenue until the milestone deliveries listed in the amendment occur. This accounting treatment will further change on July 1, 2018 when we adopt the new revenue recognition rules under ASC 606. Accordingly, we anticipate that our product revenue, as well as our automotive segment revenue, will decline significantly during the remainder of fiscal 2018.
We have contracted with Ford Europe and Ford Australia and New Zealand to provide annual map updates over the defined period as part of their SYNC 2 and SYNC 3 product distribution. In addition, in connection with the aforementioned amendment, effective January 1, 2018 we have contracted with Ford entities in North America, South America and China to provide map updates over the defined period as part of their SYNC 3 product distribution. We earn an annual compilation fee and a per unit fee for these updates included in the pricing arrangement. As our solutions encompass greater value-added services, such as Ford’s map update program, there is potential for changes in the timing of revenue recognition. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
We also have agreements with GM. In February 2017, GM launched its first model featuring integration of our on-board and connected navigation solution, the 2017 Cadillac CTS and CTS-V. Our solution is now available on the 2018 Cadillac CTS, CTS-V, ATS and XTS models in North America, as well as the 2018 GM Terrain vehicles in North America, Europe,

China and the Middle East. Due to specified future obligations in connection with the product, we did not recognize any revenue from GM on-board and connected navigation solutions in fiscal 2017 or the six months ended December 31, 2017, although we did experience increases in deferred revenue from these solutions. We expect that we will not recognize any revenue from GM for our on-board and connected navigation solutions during fiscal 2018 due to these specified future obligations. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model years 2018 to 2025. We have been selected to provide entry level on-board navigation through LG, a Tier 1 supplier for the Opel and Vauxhall line of vehicles, for the European market. This solution launched in Adam, Corsa, Karl and Zafira model vehicles equipped with NAVI 4.0 IntelliLink® beginning in July 2017. These products are expected to be made available in other select vehicles for model years 2018 to 2022.
In connection with our agreement to offer our embedded navigation solution in select Jeep and Chrysler vehicles in the China market through Panasonic Automotive Systems Company of America, we have not met all milestones under the contract. Accordingly, all billings will be recorded as deferred revenue and will be amortized over the contractual period upon completion of the milestones.
We derive automotive services revenue primarily from our brought-in automotive navigation solutions. Billings for these services are generally recorded as deferred revenue and amortized to revenue over the estimated service periods.
In October 2017, we amended our agreement with Ford to provide certain connected services for SYNC 3 in North America, Europe and China. Ford launched connected search across various model year 2018 SYNC 3 vehicles in North America using its FordPassTM and Lincoln WayTM mobile applications. As of December 31, 2017, the vast majority of Ford vehicles with SYNC 3 produced in North America during the three months ended December 31, 2017 were capable of providing connected services.
GM offers its OnStar RemoteLink feature including our location-based services platform, and we earn a one-time fee for each new vehicle owner who downloads the associated MyBrand mobile application, including a localized version offered in Europe for the Opel and Vauxhall brands.
We have a partnership with Toyota for brought-in navigation services where our Scout GPS Link mobile application is available in select Entune® Audio equipped Toyota vehicles in the United States and in select Lexus Enform® equipped Lexus models. Toyota and Lexus vehicles enabled to connect with our Scout GPS Link began shipping in August 2015 and September 2016, respectively. We earn a one-time fee for each new Toyota or Lexus sold and enabled to connect to our Scout GPS Link mobile application.
In January 2017, Telenav and Xevo Inc. announced that Scout GPS Link and XevoTM Engine Link were chosen to provide brought-in navigation services, including a fully interactive moving map, for select model year 2018 Toyota vehicles equipped with Entune 3.0 Audio, as well as select Lexus vehicles equipped with Lexus Enform. Our fully interactive solution is available on select model year 2018 Toyota Camry and Sienna and Lexus NX models, and is expected to become available on additional models for model years 2018 to 2023. On these same Toyota and Lexus models, a premium embedded connected navigation option is also available that provides connected search, powered by our platform. Toyota and Lexus offer both our current solution and the new fully interactive solution in model year 2018 vehicles, with the availability of each solution dependent upon the Toyota and Lexus model and trim level.
Revenue from our advertising segment, which includes the delivery of display, location-based advertising impressions, represented 22% and 16% of our revenue in the six months ended December 31, 2017 and 2016, respectively. Our advertising revenue is derived primarily from ad insertion orders contracted with advertising agencies, direct customers, and channel partners.
Revenue from our mobile navigation segment represented 10% and 11% of our revenue in the six months ended December 31, 2017 and 2016, respectively. We offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Telenav GPS as well as under wireless carrier brands (or “white label” brands). Subscription fee revenue from our mobile navigation service has declined steadily from fiscal 2013 through the six months ended December 31, 2017, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and other wireless carriers, including Sprint Corporation, or Sprint. We expect that mobile navigation revenue will continue to decline. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines.

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

We generated 93% and 88% of our revenue in the United States in the six months ended December 31, 2017 and 2016, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in the three months ended September 30, 2016, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint ventures in China.
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

Operating expenses
We generally classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. In addition, when we incur legal settlements or make offers to settle contingencies, we classify such operating expense amounts separately as legal settlement and contingencies. We anticipate continued investment of resources, including the hiring of additional headcount, or reallocation of employee personnel to automotive and advertising. In addition, we expect the continued deterioration of our mobile navigation revenue base will result in an impairment of some or all of the $2.7 million of goodwill assigned to this reporting unit during the three months ended March 31, 2018. We may also be required to pay judgments, indemnification claims or other amounts, which we are unable to predict or estimate at this time.
Research and development. Research and development expenses consist primarily of personnel costs for our development and product management employees and related costs of outside consultants and temporary staffing. We have focused our research and development efforts on improving the ease of use and functionality of our existing and developing products and services. In addition to our U.S. employee base, a significant number of our research and development employees are located in our development centers in China and Romania; as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB, the Romanian Leu, or RON, and the Euro.
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

There have been no material changes in our critical accounting policies and estimates during the six months ended December 31, 2017 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2017.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of operations
The following tables set forth our results of operations for the three and six months ended December 31, 2017 and 2016, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,		Six Months Ended December 31,
Consolidated Statements of Operations Data	2017	2016	2017	2016
	(in thousands)
Revenue:
Product	$25,307	$37,804	$49,271	$67,227
Services	13,773	14,197	26,467	27,001
Total revenue	39,080	52,001	75,738	94,228
Cost of revenue:
Product	15,053	22,598	29,727	40,359
Services	7,258	6,129	13,431	11,844
Total cost of revenue	22,311	28,727	43,158	52,203
Gross profit	16,769	23,274	32,580	42,025
Operating expenses:
Research and development	21,903	16,301	42,985	34,319
Sales and marketing	5,136	5,277	10,200	10,545
General and administrative	5,514	6,872	10,725	12,363
Legal settlement and contingencies	60	6,424	310	6,424
Total operating expenses	32,613	34,874	64,220	63,651
Loss from operations	(15,844)	(11,600)	(31,640)	(21,626)
Other income (expense), net	218	714	171	1,010
Loss before provision for income taxes	(15,626)	(10,886)	(31,469)	(20,616)
Provision for income taxes	26	537	281	142
Net loss	$(15,652)	$(11,423)	$(31,750)	$(20,758)

	(as a percentage of revenue)
Revenue:
Product	65%	73%	65%	71%
Services	35%	27%	35%	29%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	38%	43%	39%	43%
Services	19%	12%	18%	12%
Total cost of revenue	57%	55%	57%	55%
Gross profit	43%	45%	43%	45%
Operating expenses:
Research and development	56%	31%	57%	37%
Sales and marketing	13%	10%	14%	11%
General and administrative	14%	13%	14%	13%
Legal settlement and contingencies	—%	13%	—%	7%
Total operating expenses	83%	67%	85%	68%
Loss from operations	(40)%	(22)%	(42)%	(23)%
Other income (expense), net	—%	1%	—%	1%
Loss before provision for income taxes	(40)%	(21)%	(42)%	(22)%
Provision for income taxes	—%	1%	—%	—%
Net loss	(40)%	(22)%	(42)%	(22)%

Comparison of the three and six months ended December 31, 2017 and 2016
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue decreased 33% to $25.3 million in the three months ended December 31, 2017 from $37.8 million in the three months ended December 31, 2016. Product revenue decreased 27% to $49.3 million in the six months ended December 31, 2017 from $67.2 million in the six months ended December 31, 2016. The decrease in product revenue for the comparable three and six month periods was due primarily to a decrease in royalty revenue recognized from the commencement of Ford's map update program in Europe in the second half of fiscal 2017, whereby revenue from certain on-board navigation products offered with map updates that we previously recognized as revenue upon delivery is now being deferred and recognized over the contractual period during which we provide map updates. Services revenue decreased 3% to $13.8 million in the three months ended December 31, 2017 from $14.2 million in the three months ended December 31, 2016. Services revenue decreased 2% to $26.5 million in the six months ended December 31, 2017 from $27.0 million in the six months ended December 31, 2016. The decrease in services revenue for the comparable three and six month periods was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation revenue, partially offset by increases in advertising revenue and automotive navigation revenue.
Our cost of product revenue decreased 33% to $15.1 million in the three months ended December 31, 2017 from $22.6 million in the three months ended December 31, 2016. Our cost of product revenue decreased 26% to $29.7 million in the six months ended December 31, 2017 from $40.4 million in the six months ended December 31, 2016. The decrease in the comparable three and six month periods was due primarily to a decrease in third party content costs associated with automotive navigation solutions as a result of offering map updates in Europe in conjunction with our on-board navigation product, which requires that we defer the associated costs that we previously recognized upon delivery and now recognize those costs with the related revenue over the contractual period during which we provide map updates. Our cost of services revenue increased 18% to $7.3 million in the three months ended December 31, 2017 from $6.1 million in the three months ended December 31, 2016. Our cost of services revenue increased 13% to $13.4 million in the six months ended December 31, 2017 from $11.8 million in the six months ended December 31, 2016. The increase in the comparable three and six month periods was due primarily to an increase in cost of automotive revenue associated with the increased revenue from brought-in solutions, an increase in advertising impressions delivered and, to a lesser extent, an increase in cost of mobile navigation revenue associated with increased hosting services.
Our gross profit decreased to $16.8 million in the three months ended December 31, 2017 from $23.3 million in the three months ended December 31, 2016. Our gross profit decreased to $32.6 million in the six months ended December 31, 2017 from $42.0 million in the six months ended December 31, 2016. Our gross margin decreased slightly to 43% in the three months ended December 31, 2017 from 45% in the three months ended December 31, 2016. Our gross margin decreased to 43% in the six months ended December 31, 2017 from 45% in the six months ended December 31, 2016. The decrease in gross margin for the comparable three and six month periods was due primarily to a decrease in automotive gross margin resulting from a change in product region and customer mix, partially offset by an increase in automotive gross margin resulting from the contract with Ford to provide map updates in Europe commencing in the second half of fiscal 2017, as the royalties earned from on-board navigation solutions for the Europe region that were recognized upon delivery in previous periods and carry a higher relative map cost and lower gross margin are now deferred and recognized over the contractual period.
Revenue concentrations. In the three months ended December 31, 2017 and 2016, revenue from Ford represented 65% and 70% of our total revenue, respectively. In the six months ended December 31, 2017 and 2016, revenue from Ford represented 65% and 69% of our total revenue, respectively.
We primarily sell our services in the United States. In the three months ended December 31, 2017 and 2016, revenue derived from U.S. sources represented 93% and 87% of our total revenue, respectively. In the six months ended December 31, 2017 and 2016, revenue derived from U.S. sources represented 93% and 88% of our total revenue, respectively.

Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016
	(in thousands)
Automotive
Revenue	$26,838	$38,744	$52,142	$69,011
Cost of revenue	16,416	23,438	32,301	41,983
Gross profit	$10,422	$15,306	$19,841	$27,028
Gross margin	39%	40%	38%	39%
Advertising
Revenue	$8,742	$8,208	$16,357	$14,753
Cost of revenue	4,402	3,919	7,814	7,445
Gross profit	$4,340	$4,289	$8,543	$7,308
Gross margin	50%	52%	52%	50%
Mobile Navigation
Revenue	$3,500	$5,049	$7,239	$10,464
Cost of revenue	1,493	1,370	3,043	2,775
Gross profit	$2,007	$3,679	$4,196	$7,689
Gross margin	57%	73%	58%	73%
Total
Revenue	$39,080	$52,001	$75,738	$94,228
Cost of revenue	22,311	28,727	43,158	52,203
Gross profit	$16,769	$23,274	$32,580	$42,025
Gross margin	43%	45%	43%	45%

Automotive. Automotive revenue decreased 31% to $26.8 million in the three months ended December 31, 2017 from $38.7 million in the three months ended December 31, 2016. Automotive revenue decreased 24% to $52.1 million in the six months ended December 31, 2017 from $69.0 million in the six months ended December 31, 2016. The decrease in the comparable three and six month periods was due primarily to a decrease in production royalty revenue of $11.3 million and $17.4 million, respectively, resulting from the commencement of Ford's map update program in Europe in the second half of fiscal 2017, whereby revenue from certain on-board navigation product offered with map updates that we previously recognized as revenue upon delivery is now being deferred and recognized over the contractual period during which we provide map updates. Automotive revenue included customized software development and map update revenue of zero and $0.6 million in the three months ended December 31, 2017 and 2016, respectively, and $1.2 million and $0.6 million in the six months ended December 31, 2017 and 2016, respectively. In addition, during the six months ended December 31, 2017, our automotive deferred revenue increased $60.4 million primarily related to royalties from SYNC 3 map update programs for Ford Europe, Australia and New Zealand, GM's on-board and connected solution and OnStar RemoteLink, and Toyota's Scout GPS Link mobile applications. Automotive revenue represented 69% and 75% of total revenue in the three months ended December 31, 2017 and 2016, respectively, and 69% and 73% in the six months ended December 31, 2017 and 2016, respectively.
Cost of automotive revenue decreased 30% to $16.4 million in the three months ended December 31, 2017 from $23.4 million in the three months ended December 31, 2016. Cost of automotive revenue decreased 23% to $32.3 million in the six months ended December 31, 2017 from $42.0 million in the six months ended December 31, 2016. The decrease in the comparable three and six month periods was due primarily to a decrease in third party content costs of $7.2 million and $10.8 million, respectively, as a result of offering map updates in Europe in conjunction with our on-board navigation product, which requires that we defer the associated costs that we previously recognized upon delivery and now recognize those costs with the related revenue over the contractual period during which we provide map updates.

Automotive gross profit decreased 32% to $10.4 million in the three months ended December 31, 2017 from $15.3 million in the three months ended December 31, 2016. Automotive gross profit decreased 27% to $19.8 million in the six months ended December 31, 2017 from $27.0 million in the six months ended December 31, 2016. Automotive gross margin decreased to 39% in the three months ended December 31, 2017 from 40% in the three months ended December 31, 2016, and decreased to 38% in the six months ended December 31, 2017 from 39% in the six months ended December 31, 2016. The decrease in gross margin for the comparable period was due primarily to a change in product region and customer mix, partially offset by an increase in gross margin resulting from the contract with Ford to provide map updates in Europe commencing in the second half of fiscal 2017, as the royalties earned from on-board navigation solutions for the Europe region that were recognized upon delivery in previous periods and carry a higher relative map cost and lower gross margin are now deferred and recognized over the contractual period.
Advertising. Advertising revenue increased 7% to $8.7 million in the three months ended December 31, 2017 from $8.2 million in the three months ended December 31, 2016.  Advertising revenue increased 11% to $16.4 million in the six months ended December 31, 2017 from $14.8 million in the six months ended December 31, 2016. The increase in the comparable three and six month periods was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. During the three months ended December 31, 2017, advertising revenue excludes $0.9 million of billings for delivered impressions related to a cash basis customer, for which we recognized the related costs of such impressions in cost of advertising revenue in the quarter. Advertising revenue represented 22% and 16% of total revenue in the three months ended December 31, 2017 and 2016, respectively, and represented 22% and 16% of total revenue in the six months ended December 31, 2017 and 2016, respectively.
Cost of advertising revenue increased 12% to $4.4 million in the three months ended December 31, 2017 from $3.9 million in the three months ended December 31, 2016. Cost of advertising revenue increased 5% to $7.8 million in the six months ended December 31, 2017 from $7.4 million in the six months ended December 31, 2016. The increase in the comparable three month period was due primarily to increases in third party ad exchange inventory costs of $0.3 million and hosting services costs of $0.1 million. The increase in the comparable six month period was due primarily to increases in third party ad exchange inventory costs of $0.1 million and hosting services costs of $0.2 million. Cost of advertising revenue for the three and six months ended December 31, 2017 includes the costs associated with $0.9 million of excluded revenue related to a cash basis customer. In the comparable periods, we continue to benefit from improvements in our ability to acquire high performing inventory that meets our customers' requirements at a lower effective cost per thousand impressions, or eCPM.
Advertising gross profit increased 1% to $4.3 million in the three months ended December 31, 2017 from $4.3 million in the three months ended December 31, 2016. Advertising gross profit increased 17% to $8.5 million in the six months ended December 31, 2017 from $7.3 million in the six months ended December 31, 2016. Advertising gross margin decreased to 50% in the three months ended December 31, 2017 from 52% in the three months ended December 31, 2016, and increased to 52% in the six months ended December 31, 2017 from 50% in the six months ended December 31, 2016. The decrease in gross margin in the comparable three month period resulted from the inclusion of costs associated with $0.9 million of excluded revenue related to a cash basis customer. The increase in gross margin in the comparable six month period was due primarily to the increased value of contracted insertion orders, combined with a lower inventory eCPM, partially offset by the inclusion of costs associated with $0.9 million of excluded revenue related a cash basis customer.
Mobile Navigation. Mobile navigation revenue decreased 31% to $3.5 million in the three months ended December 31, 2017 from $5.0 million in the three months ended December 31, 2016. Mobile navigation revenue decreased 31% to $7.2 million in the six months ended December 31, 2017 from $10.5 million in the six months ended December 31, 2016. The decrease in the comparable three and six month periods was due primarily to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T and T-Mobile and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 9% and 10% of total revenue in the three months ended December 31, 2017 and 2016, respectively, and represented 10% and 11% of total revenue in the six months ended December 31, 2017 and 2016, respectively.
Cost of mobile navigation revenue increased 9% to $1.5 million in the three months ended December 31, 2017 from $1.4 million in the three months ended December 31, 2016.  Cost of mobile navigation revenue increased 10% to $3.0 million in the six months ended December 31, 2017 from $2.8 million in the six months ended December 31, 2016. The increase in the comparable three and six month periods was due primarily to an increase in hosted services costs of $0.1 million and $0.2 million, respectively.
Mobile navigation gross profit decreased 45% to $2.0 million in the three months ended December 31, 2017 from $3.7 million in the three months ended December 31, 2016. Mobile navigation gross profit decreased 45% to $4.2 million in the six months ended December 31, 2017 from $7.7 million in the six months ended December 31, 2016. Mobile navigation gross margin decreased to 57% in the three months ended December 31, 2017 from 73% in the three months ended December 31, 2016, and decreased to 58% in the six months ended December 31, 2017 from 73% in the six months ended December 31, 2016. The decrease in gross margin resulted primarily from declining revenue, while costs such as third party content remain generally fixed.
Operating expenses
Research and development. Our research and development expenses increased 34% to $21.9 million in the three months ended December 31, 2017 from $16.3 million in the three months ended December 31, 2016.  Our research and development expenses increased 25% to $43.0 million in the six months ended December 31, 2017 from $34.3 million in the six months ended December 31, 2016. The increase in the comparable three month period was due primarily to increases in payroll and related compensation and benefits expense of $3.7 million and stock-based compensation expense of $0.8 million resulting from increased average headcount. The increase in the comparable six month period was due primarily to increases in payroll and related compensation and benefits expense of $7.1 million, outside consulting services of $1.2 million and stock-based compensation expense of $0.7 million, partially offset by a decrease of $1.0 million as a result of higher deferred development costs. As a percentage of revenue, research and development expenses increased to 56% in the three months ended December 31, 2017 from 31% in the three months ended December 31, 2016. The total number of research and development personnel increased 25% to 641 at December 31, 2017 from 512 at December 31, 2016 with a significant portion of the increase attributable to employees in lower cost regions such as Romania and China. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automobile manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses decreased 3% to $5.1 million in the three months ended December 31, 2017 from $5.3 million in the three months ended December 31, 2016. Our sales and marketing expenses decreased 3% to $10.2 million in the six months ended December 31, 2017 from $10.5 million in the six months ended December 31, 2016. The decrease in the comparable three month period was due primarily to decreases of $0.1 million in travel and entertainment expense and $0.1 million in stock-based compensation expense, partially offset by an increase of $0.1 million in compensation and benefits expense. The decrease in the comparable six month period was due primarily to decreases of $0.1 million in stock-based compensation expense, $0.1 million in travel and entertainment expense and $0.1 million in marketing expense, partially offset by an increase of $0.3 million in compensation and benefits expense. As a percentage of revenue, sales and marketing expenses increased to 13% in the three months ended December 31, 2017 from 10% in the three months ended December 31, 2016. The total number of sales and marketing personnel was 57 at December 31, 2017 and 2016.
General and administrative. Our general and administrative expenses decreased 20% to $5.5 million in the three months ended December 31, 2017 from $6.9 million in the three months ended December 31, 2016. Our general and administrative expenses decreased 13% to $10.7 million in the six months ended December 31, 2017 from $12.4 million in the six months ended December 31, 2016. The decrease in the comparable three month period was due primarily to a decrease in legal expense of $1.6 million, partially offset by increases in outside services of $0.2 million and stock-based compensation expense of $0.2 million. The decrease in the comparable six month period was due primarily to a decrease in legal expense of $2.1 million, partially offset by increases in outside services of $0.5 million and stock-based compensation expense of $0.3 million. As a percentage of revenue, general and administrative expenses increased to 14% in the three months ended December 31, 2017 from 13% in the three months ended December 31, 2016. The total number of general and administrative personnel decreased 3% to 56 at December 31, 2017 from 58 at December 31, 2016.
Legal settlement and contingencies. Legal settlement and contingencies expense for the three months ended December 31, 2017 was comprised of $0.1 million related to ongoing legal matters. Legal settlement and contingencies expense for the six months ended December 31, 2017 was comprised of $0.3 million related to the settlement of the Location Based Services LLC patent matter. Legal settlement and contingencies expense for the three and six months ended December 31, 2016 includes the portion of our $8.0 million settlement with Vehicle IP in January 2017 that was not previously accrued. See Note 6 to the condensed consolidated financial statements.
Other income (expense), net. Our other income (expense), net decreased to $0.2 million in the three months ended December 31, 2017 compared to $0.7 million in the three months ended December 31, 2016. Our other income (expense), net decreased to $0.2 million in the six months ended December 31, 2017 compared to $1.0 million in the six months ended December 31, 2016. The decrease in the comparable three and six months period was due primarily to increased foreign exchange losses incurred.
Provision (benefit) for income taxes. Our provision for income taxes was less than $0.1 million in the three months ended December 31, 2017 compared to $0.5 million in the three months ended December 31, 2016. Our provision for income taxes was $0.3 million in the six months ended December 31, 2017 compared to $0.1 million in the six months ended December 31, 2016. Our provision for income taxes of $0.3 million for the six months ended December 31, 2017 was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit, partially offset by a tax benefit from a tax holiday granted in China. Our provision for income taxes of $0.1 million for the six months ended December 31, 2016 was comprised primarily of foreign withholding taxes on revenue generated in China and foreign taxes, partially offset by a $1.0 million reversal of tax reserves resulting from our July 2016 settlement of the State of New York's audit of our income tax returns for fiscal 2010 through fiscal 2012. Our effective tax rate of less than 1% and 1% for the six months ended December 31, 2017 and 2016, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two-year carryback period.
We anticipate that our foreign tax withholding obligation will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards and, accordingly, we have negotiated a price adjustment with a major customer.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2017 and June 30, 2017, our cumulative unrecognized tax benefits were $3.4 million and $3.0 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2017 and June 30, 2017 was $0.1 million that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued $0.1 million for the payment of interest and penalties at December 31, 2017 and June 30, 2017.
We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open for fiscal 2016 through fiscal 2017 for federal tax purposes, fiscal 2013 through fiscal 2017 in state jurisdictions, and fiscal 2012 through fiscal 2017 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized. As of December 31, 2017, the State of New York had completed its audit for fiscal 2013 through fiscal 2015, which will result in our payment of an immaterial settlement amount.
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
On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current corporate federal income tax rate to 21% from 35%, was signed into law. The rate reduction is effective January 1, 2018.
We have concluded that the Act will cause the Company’s deferred tax assets and deferred tax liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Due to the full valuation allowance placed against our U.S. deferred tax assets, any change in our gross deferred tax assets will have no impact to income tax expense.
Based on currently available information, we estimate the value of deferred tax assets, net of liabilities will decrease by $18.8 million due to the reduction in the federal corporate tax rate, which will have no impact to income tax expense during the three months ended December 31, 2017 due to the full valuation allowance placed on the assets. Our revaluation of gross deferred tax assets is subject to further refinement as additional information becomes available and further analysis is completed.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Six Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(3,147)	$(2,899)
Net cash (used in) provided by investing activities	(2,845)	1,319
Net cash used in financing activities	(1,371)	(1,479)
Effect of exchange rate changes on cash and cash equivalents	562	(596)
Net decrease in cash and cash equivalents	$(6,801)	$(3,655)
At December 31, 2017, we had cash, cash equivalents and short-term investments of $90.7 million, which primarily consisted of corporate bonds, asset-backed securities, commercial paper, municipal securities and money market mutual funds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of December 31, 2017, our accounts receivable balance was $52.3 million, of which Ford represented 58%.

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
Net cash used in operating activities. Net cash used in operating activities was $3.1 million and $2.9 million in the six months ended December 31, 2017 and 2016, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our automotive and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the six months ended December 31, 2017, cash used in operating activities was primarily the result of a net loss of $31.8 million which was offset by non-cash charges for stock-based compensation of $5.4 million, depreciation and amortization of $1.5 million and $22.7 million from changes in our operating assets and liabilities. In the six months ended December 31, 2016, cash used in operating activities was primarily the result of a net loss of $20.8 million which was offset by non-cash charges for stock-based compensation of $4.5 million, depreciation and amortization of $1.3 million and $11.7 million from changes in our operating assets and liabilities.
Net cash (used in) provided by investing activities. Our investing activities (used) provided $(2.8) million and $1.3 million during the six months ended December 31, 2017 and 2016, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the six months ended December 31, 2017, cash used in investing activities was principally the result of purchases of property and equipment of $3.4 million, partially offset by proceeds from sales and maturities of short-term investments, net of purchases, of $0.5 million. In the six months ended December 31, 2016, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $1.6 million.

Net cash used in financing activities. During the six months ended December 31, 2017 and 2016, our financing activities used cash of $1.4 million and $1.5 million, respectively. In the six months ended December 31, 2017, we utilized $1.6 million for payment of tax withholdings related to net share settlements of RSUs, which was partially offset by cash of $0.2 million provided from the exercise of stock options. In the six months ended December 31, 2016, we utilized $1.6 million for payment of tax withholdings related to net share settlements of RSUs.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of December 31, 2017, we had an aggregate of $26.0 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $26.0 million of future minimum commitments were comprised of $4.4 million due in fiscal 2018; $6.3 million due in fiscal 2019; $4.9 million due in fiscal 2020; $3.3 million due in fiscal 2021; $3.1 million due in fiscal 2022; and $4.0 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended December 31, 2017, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users and customers in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the Euro, RMB and RON. We also recognize foreign exchange gains and losses resulting from the translation of an intercompany loan receivable held by our German subsidiary and denominated in U.S. dollars. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016 and a hearing was held on December 21, 2017. A settlement has been reached and the court set a deadline for March 5, 2018 for plaintiff to file a motion for preliminary approval of class action settlement. The court set that motion for hearing on April 26, 2018. The proposed settlement will be paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in the three months ended December 31, 2017, and recorded this amount as general and administrative expense in our consolidated statement of operations.
In addition, we have received, and expect to continue to receive, demands for indemnification from our customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. A number of these indemnity demands, including demands relating to pending litigation, remain outstanding and unresolved as of the date of this Form 10-Q. Furthermore, in response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. At this time, we are not a party to the following cases; however, our customers requested that we indemnify them in connection with such cases.
In August 2017, AT&T Mobility LLC (AT&T) and Sprint Spectrum L.P. (Sprint) sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five U.S. Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. We accrued $0.3 million related to these matters in the six months ended December 31, 2017, and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations. On November 22, 2017, Location Based Services LLC entered into a Settlement and License Agreement with Telenav for the patents in suit and 15 other patents assigned to Location Based Services LLP.
On November 2017, AT&T Mobility LLC sent Telenav indemnification requests related to a patent infringement lawsuit brought by Traxell Technologies, LLC, alleging patent infringement by the AT&T Navigator system. Traxcell Technologies, LLC filed patent infringement lawsuits against AT&T in the U.S. District Court for the Eastern District of Texas. On November 29, 2017, AT&T filed and was granted an unopposed application for extension of time to answer complaint. On December 14, 2017, AT&T filed a second unopposed application for extension of time to answer complaint. On December 13, 2017, Telenav’s counsel sent a letter to AT&T’s counsel challenging the indemnification claim by AT&T. On January 8, 2018, Telenav’s counsel proposed an offer of $50,000 to Plaintiff’s counsel, and we recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations for the three months ended December 31, 2017.
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
As a percentage of revenue, our net loss was 42% and 22% in the six months ended December 31, 2017 and 2016, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so and we may be unable to generate sufficient revenue from our automotive and advertising businesses to return Telenav to profitability in the short-term, if at all.
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

•
changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the transition by Ford to its SYNC 3 platform, for which we have different revenue recognition criteria, or the adoption of our map update solution for Ford's Europe, North America, South America and China customers and its impact on the timing of our revenue recognition;

•	competitive pressures on automotive navigation pricing from low cost suppliers and for vehicles where consumers are extremely price sensitive;

•	the recent demonstration by Google of in-car integration of Android Auto with Google Maps which did not require a mobile handset;

•	investments made by HERE and TomTom in high definition maps that may be leveraged to displace our products and services in new vehicle models;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the seasonality of new vehicle production, including tooling and assembly changes and plant shutdowns;

•	the effectiveness of our entry into new business areas;

•	the loss of our relationship, a change in our revenue model, or a change in pricing with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automotive OEMs;

•	the sale of vehicle brands by automotive OEMs, such as the sale of Opel and Vauxhall by GM in August 2017 to an automotive OEM with which we do not have an existing relationship;

•	the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;

•	the inability of our automobile manufacturer customers to attract new vehicle buyers and new subscribers for connected services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
We are dependent on Ford for a substantial portion of our billings and revenue, and our business, financial condition and results of operations will be harmed if our billings and revenue from Ford do not continue to grow or decline.
Ford represented approximately 65% and 69% of our revenue and approximately 67% and 64% of our billings in the six months ended December 31, 2017 and 2016, respectively. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. However, our revenue and billings could potentially decline if Ford increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Ford previously announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto and recently announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue and billings from Ford if our products are replaced within vehicles by Ford with our competitors’ products or from price competition from third parties.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On December 15, 2017, we entered into an amendment with Ford that extends the term of the agreement from December 31, 2017 to December 31, 2018 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford awarded to us a further extension of the agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the agreement. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. Although Ford awarded us an extension of the agreement until December 31, 2020, a subsequent amendment has not been entered into. Pursuant to the current amendment, the agreement is only extended to December 31, 2018. We are currently working with Ford on an amendment to extend the agreement to December 31, 2020. Although we have been awarded these programs, in the course of negotiating definitive agreements for the programs, the terms and conditions of the programs, including the pricing, the length of the programs and geographic scope of the programs, may change. In the event that Ford does not elect to extend certain vehicle programs to extend our current agreement beyond December 2018, or chooses to renegotiate our contract on less favorable terms, our revenue may decline and our business operating results and financial condition could be harmed.
In addition, a substantial portion of our revenue and billings and, to a lesser extent, gross profit from Ford is impacted by the underlying licensed content cost negotiated through HERE and other content providers. We cannot predict the impact on our revenue, billings, and gross profit of any changes between the automobile manufacturers and the map or other content providers.
We have limited experience managing, supporting and retaining automobile manufacturers and OEMs as customers and if we are not able to maintain Ford as a customer our revenue will decline materially.
Our automotive revenue could fluctuate due to the complexities of revenue recognition.
Due to the complexities of revenue recognition in accordance with U.S. generally accepted accounting principles, or GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. For example, GAAP requires us to defer revenue and recognize that revenue over the term of the connected services or contractual obligation for our contractual arrangements with GM for its OnStar RemoteLink and associated MyBrand applications, Ford entities in Australia and New Zealand, Europe, North America, South America and China for their respective map update programs, and Toyota for its Entune Audio and Lexus Enform equipped vehicles.
Because we and Ford entered into an agreement to provide our map update solution in conjunction with our on-board navigation product for the Europe region in the second half of fiscal 2017, certain revenue related to the on-board navigation product in this region, which we had been recognizing upon delivery, is now recognized over time along with the new map updates. Offering map updates in Europe resulted in a substantial decline in our revenue and a substantial increase in our deferred revenue and deferred cost balances in the second half of fiscal 2017 and the first half of fiscal 2018. In addition, in connection with the aforementioned amendment, commencing January 1, 2018 we have contracted with Ford entities in North America, South America and China to provide map updates over the defined period as part of their SYNC 3 product distribution. We anticipate that these changes in revenue recognition will be mitigated when we adopt ASC 606, which is required for us on July 1, 2018. However, our assessment of the impact of this standard is not complete. Revenue recognition will be further impacted by the recent amendment with Ford. The scope of our solution with Ford has expanded to include future milestone deliveries throughout calendar 2018. As a result, under current GAAP, all prospective royalties related to Ford will be recorded as deferred revenue until such milestone deliveries occur. This accounting treatment will further change when we adopt the new revenue recognition rules under ASC 606. We intend to adopt ASC 606 when required on July 1, 2018. Accordingly, our revenue and profitability will continue to be affected by the revenue recognition requirements which do not reflect the economic substance of our transactions with Ford. Investors and securities analysts may not understand the subtleties of these revenue recognition requirements and the trading prices of our common stock may be negatively affected.
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
Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile manufacturers and OEMs, these relationships may not produce significant revenue if the products are launched in limited models or face competition from third parties. Even if we are able to diversify our automotive navigation business through new arrangements, such as our more recently established relationships with GM and Toyota, customers may not elect to purchase automobile manufacturer and OEM navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. Even if we win new awards, once those programs go into production, consumers may not widely adopt our navigation offerings or may criticize the performance or quality of the navigation software and our reputation may be harmed. If customer purchase rates are less than anticipated, we may be unable to effectively diversify our automotive navigation revenue and our business, financial condition and results of operations may be harmed.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict if and when we will generate revenue from new customers. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. We entered into a contract with GM in 2014 to provide worldwide on-board and connected navigation services beginning in model year 2017 and continuing through model year 2025. Although our on-board and connected product launched in its first GM models, the Cadillac CTS and CTS-V, in February 2017 we did not recognize any revenue from the launch of the product in fiscal 2017 or the six months ended December 31, 2017 due to specified future obligations. We expect that we will not recognize any revenue from GM for our on-board and connected navigation solutions during fiscal 2018 due to these specified future obligations. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees and we cannot assure you that we will ever receive material revenue from these products and services.
We have a partnership with Toyota for Toyota and Lexus vehicles and a separate partnership with Xevo for another navigation solution for Toyota and Lexus vehicles. We cannot assure you that we will receive significant revenue from the solutions for Toyota in the long-term. While we continue to invest in our existing and new relationships with auto manufacturers, if our products do not meet the consumer’s expectations, auto manufacturer customers may not continue to offer our solutions.
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
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and OEMs. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles offered with, and adoption by end users of, our products when our product is not a standard feature. Our on-board solutions may not satisfy automobile manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and OEMs do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and OEMs may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay due to forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions.

Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
Our advertising services depend on our ability to collect, store and use information related to mobile devices and the ads we place, including a device's geographic location for the purpose of targeting ads to the user of the device. Our automotive navigation services also depend on our ability to collect, store and use such information as we deliver personalized navigation. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising and navigation platforms. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent with our practices. Any failure, or perceived failure, by us to comply with such laws could result in proceedings or actions against us by governmental entities, consumers or others. Such proceedings or actions could hurt our reputation, force us to spend significant amounts to defend ourselves, distract our management, increase our costs of doing business, require us to change our advertising services or disclosures, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our users from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.
The regulatory framework for privacy issues worldwide is still evolving. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) takes effect in May 2018. The GDPR replaces Directive 95/46/EC of 1995 and will be directly applicable in EU member states. Among other things, the GDPR regulates data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile and advertising industries in particular. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices. To the extent that we or our clients are subject to new laws or recommendations or choose to adopt new standards, recommendations, or other requirements, we may have greater compliance burdens. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertiser or developer partners.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple CarPlay or Google's auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford previously announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto and recently announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue from Ford if our products are replaced within vehicles by Ford with our competitors’ products or due to price competition from third parties.
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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. We report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, we conduct our impairment review each year or on an interim basis by segment, which can result in a different outcome than if assessed on an overall consolidated basis. Based on the results of our annual goodwill impairment test as of April 1, 2017, the estimated fair value of our mobile navigation business exceeded its carrying value by $1.7 million. We have not recognized any impairment of goodwill through December 31, 2017. Total goodwill for our mobile navigation segment as of December 31, 2017 was $2.7 million. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview."
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
Our cash equivalent and short-term investment portfolio as of December 31, 2017 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 31, 2017, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
As of December 31, 2017, we had international operations in China, Romania, Germany, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and OEMs, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 93% and 88% of our total revenue in the six months ended December 31, 2017 and 2016, respectively. However, our products are distributed globally in many different regions outside the United States, including South America, Europe, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in certain countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
Our business involves the collection, storage, processing and transmission of users’ personal data including information about location, routes mapped and taken. Additionally, our apps transmit information to users’ personal devices, which creates opportunities for hackers to exploit vulnerabilities, if any, in our apps. An increasing number of organizations, including large online and offline merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. While we are investing significant resources to evaluate and improve our security, we have been subject to such attacks in the past, although they have not, to our knowledge, resulted in the disclosure of user information or been maliciously exploited. A breach of security or privacy could have negative consequences to our reputation, which could result in users discontinuing or reducing their use of our products and our automotive and advertising customers terminating their agreements with us, and could have significant out-of-pocket financial impact, which could harm our business. Similarly, a breach of security or privacy in vehicles in which our navigation products are installed could result in a reduction in adoption of our navigation products.
The techniques used to obtain unauthorized, improper or illegal access, disable or degrade service, or sabotage our systems or access our data change frequently, may be difficult to detect quickly, and often are not recognized until launched against a target. Certain efforts may be state-sponsored and supported by significant financial and technological resources and may therefore be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties also may attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our, our customers’ or our employees’ personal or proprietary information, cause interruption in our operations and damage our computers and systems or those of our customers. In addition, our customers have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, GPS data or other personal information or to introduce viruses or other malware, including through “trojan horse” programs, to our users' phones and vehicles. Also, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our systems. Any security or privacy breach at a company providing services to us or our OEM customers, or integrated with our products and services, could have similar effects. We may also need to expend significant additional resources to protect against security or privacy breaches or to redress problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies.
Vulnerabilities in our products and services have been publicly disclosed before, and if we are unable to adequately detect and address vulnerabilities in our products and services, it may result in harm to our business.
As with any application, our products may contain known and unknown vulnerabilities, coding errors, design flaws, or other issues that could allow an attacker to maliciously exploit our software. Vulnerabilities in our software and applications have been publicly exposed in the past, although they have not, to our knowledge, resulted in the disclosure of user information or been maliciously exploited. While we are investing significantly to evaluate and improve our security on the vulnerabilities we have identified, addressing vulnerabilities in our software is an ongoing process. Malicious exploitation of our products could result in the introduction of malicious software onto our users’ devices, the theft of confidential or private information, damage to users' devices, and harm to our reputation, among other issues. Successful exploitation of a vulnerability in our software may subject us to numerous lawsuits or regulatory inquiries. Additionally, the disclosure of any vulnerability may result in a loss of confidence in us or our products, the cancellation of contracts with certain of our automotive OEM customers, discontinued use of our products, and harm to our business and reputation. These events could have significant out-of-pocket financial impact.

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
We transmit and store a large volume of personal information in the course of providing our products and services. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal or sensitive information that is collected, stored and transmitted in or from the governing jurisdiction.
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
In addition, because various foreign jurisdictions have different laws and regulations concerning the storage and transmission of personal or sensitive information, we may face unknown requirements that pose compliance challenges in new international markets that we seek to enter. Such variation could subject us to costs, delayed service launches, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.
As privacy and data protection have become more sensitive issues, we may also become exposed to potential liabilities as a result of differing views on the privacy of personal or sensitive information. These and other privacy concerns could adversely impact our business, results of operations and financial condition.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of December 31, 2017, only four research analysts published reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. If our stock was to trade at prices below $5.00 per share in the future for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 41.9% of our common stock outstanding as of December 31, 2017. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

TELENAV, INC.

Dated:	February 7, 2018	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	February 7, 2018	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4.4	2009 Equity Incentive Plan, amended and restated as of October 30, 2017.	8-K	10.4.4	11/3/2017
10.16.43+
Fourth Amendment dated December 14, 2017 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.
Filed herewith
10.26.22+	Amendment No. 22, effective January 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.26.23+	Amendment No. 23, effective December 13, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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