Form 10-Q
period 2018-03-31
Telenav, Inc.
filed 2018-05-10
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

or

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
As of March 31, 2018, there were approximately 44,744,483 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31, 2018	June 30, 2017*
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,509	$20,757
Short-term investments	71,086	77,598
Accounts receivable, net of allowances of $73 and $75 at March 31, 2018 and June 30, 2017, respectively	51,207	57,834
Restricted cash	3,207	3,401
Income taxes receivable	32	34
Deferred costs	23,745	11,703
Prepaid expenses and other current assets	3,742	3,988
Total current assets	170,528	175,315
Property and equipment, net	7,630	4,658
Deferred income taxes, non-current	1,027	900
Goodwill and intangible assets, net	31,329	34,844
Deferred costs, non-current	95,503	42,389
Other assets	1,878	1,454
Total assets	$307,895	$259,560
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,578	$6,151
Accrued expenses	39,577	51,528
Deferred revenue	37,843	20,345
Income taxes payable	266	197
Total current liabilities	95,264	78,221
Deferred rent, non-current	1,074	996
Deferred revenue, non-current	154,634	67,056
Other long-term liabilities	1,116	1,139
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 44,744 and 43,946 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	45	44
Additional paid-in capital	165,690	159,666
Accumulated other comprehensive loss	(1,491)	(1,934)
Accumulated deficit	(108,437)	(45,628)
Total stockholders’ equity	55,807	112,148
Total liabilities and stockholders’ equity	$307,895	$259,560
* Derived from audited consolidated financial statements as of and for the year ended June 30, 2017.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017
Revenue:
Product	$4,014	$24,426	$53,285	$91,653
Services	9,809	10,639	36,276	37,640
Total revenue	13,823	35,065	89,561	129,293
Cost of revenue:
Product	3,105	13,174	32,832	53,533
Services	5,115	4,493	18,546	16,337
Total cost of revenue	8,220	17,667	51,378	69,870
Gross profit	5,603	17,398	38,183	59,423
Operating expenses:
Research and development	22,212	19,106	65,197	53,425
Sales and marketing	5,654	5,980	15,854	16,525
General and administrative	5,618	5,485	16,343	17,848
Goodwill impairment	2,666	—	2,666	—
Legal settlement and contingencies	115	—	425	6,424
Total operating expenses	36,265	30,571	100,485	94,222
Loss from operations	(30,662)	(13,173)	(62,302)	(34,799)
Other income, net	229	142	400	1,152
Loss before provision for income taxes	(30,433)	(13,031)	(61,902)	(33,647)
Provision for income taxes	330	663	611	805
Net loss	$(30,763)	$(13,694)	$(62,513)	$(34,452)

Net loss per share:
Basic and diluted	$(0.69)	$(0.31)	$(1.41)	$(0.80)
Weighted average shares used in computing net loss per share:
Basic and diluted	44,637	43,528	44,396	43,189

Stock-based compensation expense included above:
Cost of revenue	$36	$32	$109	$96
Research and development	1,249	1,557	4,293	3,944
Sales and marketing	396	515	1,315	1,545
General and administrative	565	521	1,897	1,569
Total stock-based compensation expense	$2,246	$2,625	$7,614	$7,154
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2018	2017	2018	2017

Net loss	$(30,763)	$(13,694)	$(62,513)	$(34,452)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	392	149	957	(446)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(353)	61	(566)	(376)
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	46	13	52	3
Net increase (decrease) from available-for-sale securities, net of tax	(307)	74	(514)	(373)
Other comprehensive income (loss), net of tax	85	223	443	(819)
Comprehensive loss	$(30,678)	$(13,471)	$(62,070)	$(35,271)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2018	2017
Operating activities
Net loss	$(62,513)	$(34,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,476	1,886
Deferred rent reversal due to lease termination	(538)	—
Tenant improvement allowance recognition due to lease termination	(582)	—
Accretion of net premium on short-term investments	156	326
Stock-based compensation expense	7,614	7,154
Goodwill impairment	2,666	—
Loss (gain) on disposal of property and equipment	13	(3)
Bad debt expense	(17)	149
Changes in operating assets and liabilities:
Accounts receivable	6,706	(6,227)
Deferred income taxes	(68)	219
Restricted cash	194	1,184
Income taxes receivable	2	41
Deferred costs	(65,156)	(24,140)
Prepaid expenses and other current assets	177	1,090
Other assets	(614)	386
Trade accounts payable	11,398	5,774
Accrued expenses and other liabilities	(12,079)	(2,369)
Income taxes payable	64	200
Deferred rent	1,145	49
Deferred revenue	105,076	37,815
Net cash used in operating activities	(3,880)	(10,918)
Investing activities
Purchases of property and equipment	(4,572)	(867)
Purchases of short-term investments	(42,849)	(51,258)
Proceeds from sales and maturities of short-term investments	48,690	62,468
Proceeds from sales of long-term investments	—	246
Net cash provided by investing activities	1,269	10,589
Financing activities
Proceeds from exercise of stock options	463	2,354
Tax withholdings related to net share settlements of restricted stock units	(2,052)	(2,163)
Net cash provided by (used in) financing activities	(1,589)	191
Effect of exchange rate changes on cash and cash equivalents	952	(448)
Net decrease in cash and cash equivalents	(3,248)	(586)
Cash and cash equivalents, at beginning of period	20,757	21,349
Cash and cash equivalents, at end of period	$17,509	$20,763
Supplemental disclosure of cash flow information
Income taxes paid, net	$803	$1,861
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three and nine months ended March 31, 2018 and 2017.
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
Revenue recognition and deferred revenue
On December 15, 2017, Telenav and Ford Motor Company and affiliated entities, or Ford, entered into Amendment No. 23 (the "Ford Amendment") to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended (the "Ford Agreement"). The Ford Amendment extends the term of the Ford Agreement from December 31, 2017 to December 31, 2018 for each jurisdiction in which we currently provide our products, including SYNC 2 and SYNC 3, to Ford. On December 14, 2017, Ford awarded to Telenav a further extension of the Ford Agreement, beyond the aforementioned Ford Amendment, to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the Ford Agreement. The subsequent amendment was executed in

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

March 2018. In connection with the Ford Amendment, the scope of our solution with Ford has expanded to include future milestone deliveries throughout calendar 2018. As a result, effective January 1, 2018, all prospective royalties related to Ford have been and will continue to be recorded as deferred revenue until the milestone deliveries listed in the amendment occur. This accounting treatment will further change on July 1, 2018 when we adopt the new revenue recognition rules under ASC 606, Revenue from Contracts with Customers, or ASC 606.
Concentrations of risk and significant customers
Revenue related to products and services provided through Ford comprised 29% and 68% of revenue for the three months ended March 31, 2018 and 2017, respectively, and 59% and 69% of revenue for the nine months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and June 30, 2017, receivables due from Ford were 64% and 74% of total accounts receivable, respectively. Revenue related to services provided through AT&T Mobility LLC, or AT&T, comprised 12% of revenue for the three months ended March 31, 2018. Revenue from AT&T was less than 10% of revenue for all other periods presented.
Restricted cash
As of March 31, 2018 and June 30, 2017, we had restricted cash of $3.2 million and $3.4 million, respectively, on our consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of March 31, 2018, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2017	$(1,701)	$(233)	$(1,934)
Other comprehensive income (loss) before reclassifications, net of tax	957	(566)	391
Amount reclassified from accumulated other comprehensive loss, net of tax	—	52	52
Other comprehensive income, net of tax	957	(514)	443
Balance, net of tax as of March 31, 2018	$(744)	$(747)	$(1,491)

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the three and nine months ended March 31, 2018.
Long-term investments
As of March 31, 2018, the carrying value of our investments in privately held companies totaled $708,000. These investments are accounted for as cost method investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. We regularly evaluate the carrying value of these cost method investments for impairment. We did not record any impairment charges for cost method investments during the nine months ended March 31, 2018 and 2017.
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually on April 1 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
Revenue from our mobile navigation business has been declining substantially over the last few years and has continued to deteriorate in fiscal 2018. During the three months ended March 31, 2018, certain mobile navigation customer contracts were amended and certain other customers indicated their intent with respect to terminating services in the near term. Based upon a qualitative assessment indicating that it was more likely than not that the fair value of the mobile navigation reporting unit was less than its carrying value, we performed an interim goodwill impairment test for our mobile navigation segment

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

during the three months ended March 31, 2018. In assessing its fair value, we made assumptions regarding our estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, amongst other factors. Based on the results of our goodwill impairment test, the carrying value of our mobile navigation business exceeded its estimated fair value and, accordingly, during the three months ended March 31, 2018, we recognized a $2.7 million impairment of all of the goodwill associated with our mobile navigation segment.
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
In March 2016, the FASB issued new guidance to revise aspects of stock-based compensation guidance which include income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The new standard was effective for us in our first quarter of fiscal 2018.
We adopted this standard on July 1, 2017. As required by the standard, excess tax benefits recognized on stock-based compensation expense are reflected in our condensed consolidated statements of operations as a component of the provision for income taxes rather than paid-in capital on a prospective basis. We also elected to prospectively apply the change in presentation of excess tax benefits wherein excess tax benefits recognized on stock-based compensation expense are classified as operating activities in our condensed consolidated statements of cash flows. Since we do not recognize tax benefits on our net operating losses as well as excess tax benefits due to our full valuation allowance, the adoption of this standard did not have a material impact on our condensed consolidated statements of operations or statements of cash flows. The cumulative effect to retained earnings from previously unrecognized excess tax benefits, after offset by the related valuation allowance, was not material to our condensed consolidated balance sheets.
Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.
With the exception of the new standards discussed above, there have been no other recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 31, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2017, that are of significance or potential significance to us, other than the following update:
In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, ASC 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In conjunction with this new revenue guidance, a new subtopic, ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, was also issued. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition and certain cost guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this guidance by one year. The updated standard will be effective for us in the first quarter of fiscal 2019; accordingly, we will adopt ASC 606 effective July 1, 2018.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

We anticipate using the full retrospective transition method, and we anticipate this standard will have a material impact on our consolidated financial statements. Even though our assessment of the impact of this standard is not complete, we currently believe there will not be any significant impact on our advertising and mobile navigation business segments. We do believe there will be a significant impact on the recognition of revenue for certain of our automotive value-added and combined offerings, such as on-board navigation with map updates, and on-board and connected navigation. We anticipate our revenue recognition for certain of these offerings may change with respect to software and software related elements in the following manner: a) we may no longer recognize revenue over the life of our contractual obligations, and b) we may no longer defer substantially all revenue pending the delivery of future specified upgrades. Instead, to the extent delivered software represents a distinct performance obligation for which transfer of control has taken place, such revenue would generally be recorded upon acceptance and reproduction of the software for additional units. Further, if any fees for software relate to distinct service obligations, such revenue would be recorded as those services are performed over time. In addition, in conjunction with the adoption of ASC 340-40, we anticipate additional capitalization of certain research and development costs that are expected to be recovered and that are incurred to fulfill obligations under certain actual or anticipated automotive contracts; under the new standard, such costs are then amortized consistent with the transfer of products and services to which the capitalized costs relate. Costs associated with software development would be recognized when transfer of the software occurs, and costs associated with connected services would be amortized over the service period. Our conclusions are subject to the completion of our assessment of the impact of the standard.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net loss	$(30,763)	$(13,694)	$(62,513)	$(34,452)
Weighted average common shares used in computing net loss per share, basic and diluted	44,637	43,528	44,396	43,189
Net loss per share, basic and diluted	$(0.69)	$(0.31)	$(1.41)	$(0.80)

The following potential shares outstanding as of March 31, 2018 and 2017 were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	March 31,
	2018	2017
Stock options	5,345	5,982
Restricted stock units	3,256	3,088
Total	8,601	9,070

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the nine months ended March 31, 2018 and 2017.
Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2018 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$14,222	$—	$—	$14,222
Cash equivalents:
Money market mutual funds	2,789	—	—	2,789
Commercial paper	498	—	—	498
Total cash equivalents	3,287	—	—	3,287
Total cash and cash equivalents	17,509	—	—	17,509
Short-term investments:
U.S. treasury securities	3,983	—	(28)	3,955
U.S. agency securities	2,423	—	(18)	2,405
Asset-backed securities	7,924	1	(72)	7,853
Municipal securities	2,630	—	(3)	2,627
Commercial paper	2,240	—	(2)	2,238
Corporate bonds	52,496	—	(488)	52,008
Total short-term investments	71,696	1	(611)	71,086
Cash, cash equivalents and short-term investments	$89,205	$1	$(611)	$88,595

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$17,316	$—	$—	$17,316
Cash equivalents:
Money market mutual funds	444	—	—	444
Commercial paper	2,997	—	—	2,997
Total cash equivalents	3,441	—	—	3,441
Total cash and cash equivalents	20,757	—	—	20,757
Short-term investments:
U.S. treasury securities	1,476	—	(3)	1,473
U.S. agency securities	2,553	—	(16)	2,537
Asset-backed securities	9,707	8	(10)	9,705
Municipal securities	7,980	3	(1)	7,982
Commercial paper	4,240	—	(1)	4,239
Foreign government securities	750	—	—	750
Corporate bonds	50,987	24	(99)	50,912
Total short-term investments	77,693	35	(130)	77,598
Cash, cash equivalents and short-term investments	$98,450	$35	$(130)	$98,355

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$33,956	$33,834
Due between one and two years	26,349	26,051
Due between two and three years	11,391	11,201
Total	$71,696	$71,086

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of March 31, 2018, we did not consider any of our investments to be other-than-temporarily impaired.

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
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of March 31, 2018 and June 30, 2017, we did not have any investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at March 31, 2018 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Fair Value Measurements at March 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$2,789	$2,789	$—	$—
Commercial paper	498	—	498	—
Total cash equivalents	3,287	2,789	498	—
Short-term investments:
U.S. treasury securities	3,955	3,955	—	—
U.S. agency securities	2,405	—	2,405	—
Asset-backed securities	7,853	—	7,853	—
Municipal securities	2,627	—	2,627	—
Commercial paper	2,238	—	2,238	—
Corporate bonds	52,008	—	52,008	—
Total short-term investments	71,086	3,955	67,131	—
Cash equivalents and short-term investments	$74,373	$6,744	$67,629	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2017 (in thousands):

	Fair Value Measurements at June 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$444	$444	$—	$—
Commercial paper	2,997	—	2,997	—
Total cash equivalents	3,441	444	2,997	—
Short-term investments:
U.S. treasury securities	1,473	1,473	—	—
U.S. agency securities	2,537	—	2,537	—
Asset-backed securities	9,705	—	9,705	—
Municipal securities	7,982	—	7,982	—
Commercial paper	4,239	—	4,239	—
Foreign government securities	750	—	750	—
Corporate bonds	50,912	—	50,912	—
Total short-term investments	77,598	1,473	76,125	—
Cash equivalents and short-term investments	$81,039	$1,917	$79,122	$—
Accretion of net premium on short-term investments totaled $156,000 and $326,000 in the nine months ended March 31, 2018 and 2017, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the nine months ended March 31, 2018 and 2017.
We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2018 or June 30, 2017.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

5.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of March 31, 2018 and June 30, 2017 was $28.7 million and $31.3 million, respectively. During the three and nine months ended March 31, 2018, we recognized a $2.7 million impairment of all of the goodwill associated with our mobile navigation segment (see Note 1).
Intangible assets consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(11,208)	(10,359)
Intangible assets, net	$2,667	$3,516
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $283,000 and $258,000 for the three months ended March 31, 2018 and 2017, respectively, and $849,000 and $776,000 for the nine months ended March 31, 2018 and 2017, respectively.
As of March 31, 2018, remaining amortization expense for intangible assets by fiscal year is as follows: $284,000 in fiscal 2018, $1.0 million in fiscal 2019, $872,000 in fiscal 2020 and $509,000 in fiscal 2021.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2018	June 30, 2017
Accrued compensation and benefits	$10,015	$10,554
Accrued royalties	15,702	28,179
Customer overpayments and related reserves	7,254	5,940
Other accrued expenses	6,606	6,855
Total accrued expenses	$39,577	$51,528

6.	Commitments and contingencies
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
In connection with the sublease termination agreement, we recorded the following amounts during the nine months ended March 31, 2018: i) the reversal of $538,000 of deferred rent related to the sublease, with an offsetting credit to rent expense, as amortization of this deferred rent liability is no longer required, and ii) the recognition of $582,000 of tenant improvement allowance related to the sublease, with an offsetting credit to depreciation expense, as amortization of this allowance is no longer required.
As of March 31, 2018, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2018	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Thereafter
Operating lease obligations	$18,131	$976	$4,418	$4,252	$3,069	$2,678	$2,738
Purchase obligations	6,809	1,516	2,276	941	415	415	1,246
Total contractual obligations	$24,940	$2,492	$6,694	$5,193	$3,484	$3,093	$3,984

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
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016 and a hearing was held on December 21, 2017. A settlement has been reached and the plaintiff filed a motion for preliminary approval of class action settlement on March 5, 2018. The court granted preliminary approval of the class action settlement on April 30, 2018. The court scheduled the final approval hearing for September 6, 2018. The proposed settlement will be paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in the nine months ended March 31, 2018, and recorded this amount as general and administrative expense in our consolidated statement of operations.
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
In August 2017, AT&T Mobility LLC (AT&T) and Sprint Spectrum L.P. (Sprint) sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five U.S. Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. We accrued $250,000 related to these matters in the nine months ended March 31, 2018, and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations. On November 22, 2017, Location Based Services LLC entered into a Settlement and License Agreement with Telenav for the patents in suit and 15 other patents assigned to Location Based Services LLP.
In November 2017, Traxcell Technologies, LLC filed patent infringement lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas.  On November 9, 2017, AT&T tendered control of the defense of one of the patents alleged to be infringed upon in the case and sought indemnification for the entire amount of litigation expenses related to the patent and Telenav products, including discovery, defensive intellectual property rights and any judgment rendered in, or settlement of, the lawsuit.  On November 29, 2017, AT&T filed and was granted an unopposed application for extension of time to answer complaint.  On December 14, 2017, AT&T filed a second unopposed application for extension of time to answer complaint.  Telenav has not accepted tender of the defense.
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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2017	5,708	$6.47
Granted	68	$5.54
Exercised	(108)	$4.30
Canceled or expired	(323)	$6.74
Options outstanding as of March 31, 2018	5,345	$6.49	5.84	$513
As of March 31, 2018:
Options vested and expected to vest	5,152	$6.51	5.75	$481
Options exercisable	3,769	$6.70	4.91	$284

A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2017	3,005
Granted	1,742
Vested	(1,024)
Canceled	(467)
RSUs outstanding as of March 31, 2018	3,256	1.49	$17,579
As of March 31, 2018:
RSUs expected to vest	2,693	1.36	$14,544

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the nine months ended March 31, 2018, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2017	1,899
Additional shares authorized	1,667
Granted	(1,809)
RSUs withheld for taxes in net share settlements	333
Canceled	789
Shares available for grant as of March 31, 2018	2,879
The following table summarizes the stock-based compensation expense recorded for stock options and RSUs issued to employees and nonemployees (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Stock option awards	$463	$555	$1,636	$1,582
RSU awards	1,783	2,070	5,978	5,572
Total stock-based compensation expense	$2,246	$2,625	$7,614	$7,154
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Expected volatility	—%	46%	42%	39%
Expected term (in years)	0.00	5.35	4.75	4.25
Risk-free interest rate	—%	1.89%	2.00%	1.28%
Dividend yield	—%	—%	—%	—%
Weighted average grant date fair value per share	$—	$3.91	$2.14	$1.78

No stock option awards were granted during the three months ended March 31, 2018.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

9.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes was $611,000 in the nine months ended March 31, 2018 compared to $805,000 in the nine months ended March 31, 2017. Our provision for income taxes of $611,000 for the nine months ended March 31, 2018 was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit, partially offset by a tax benefit from a tax holiday granted in China. Our provision for income taxes of $805,000 for the nine months ended March 31, 2017 was comprised primarily of foreign withholding taxes on revenue generated in China and foreign income taxes, partially offset by a $1.0 million reversal of tax reserves resulting from our July 2016 settlement of the State of New York's audit of our income tax returns for fiscal 2010 through fiscal 2012. Our effective tax rate of 1% and 2% for the nine months ended March 31, 2018 and 2017, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two-year carryback period.

We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of March 31, 2018 and June 30, 2017, our cumulative unrecognized tax benefits were $3.6 million and $3.0 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2018 and June 30, 2017 was $98,000 and $124,000, respectively, that if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued $93,000 and $91,000 for the payment of interest and penalties at March 31, 2018 and June 30, 2017, respectively.

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

Based on currently available information, we estimate the value of deferred tax assets, net of liabilities will decrease by $18.8 million as of January 1, 2018 due to the reduction in the federal corporate tax rate, which will have no impact to income tax expense during the three months ended March 31, 2018 due to the full valuation allowance placed on the assets. Our revaluation of gross deferred tax assets is subject to further refinement as additional information becomes available and further analysis is completed.

We continue to evaluate our accounting policy for recording deferred taxes, if any, that would arise as a result of other new provisions established under the Act. This evaluation will be completed no later than one year from the date the Act was enacted.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

Our segment results for the three and nine months ended March 31, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Automotive
Revenue	$5,808	$25,476	$57,950	$94,487
Cost of revenue	4,616	14,112	36,917	56,095
Gross profit	$1,192	$11,364	$21,033	$38,392
Gross margin	21%	45%	36%	41%
Advertising
Revenue	$4,811	$5,284	$21,168	$20,037
Cost of revenue	2,174	2,224	9,988	9,669
Gross profit	$2,637	$3,060	$11,180	$10,368
Gross margin	55%	58%	53%	52%
Mobile Navigation
Revenue	$3,204	$4,305	$10,443	$14,769
Cost of revenue	1,430	1,331	4,473	4,106
Gross profit	$1,774	$2,974	$5,970	$10,663
Gross margin	55%	69%	57%	72%
Total
Revenue	$13,823	$35,065	$89,561	$129,293
Cost of revenue	8,220	17,667	51,378	69,870
Gross profit	$5,603	$17,398	$38,183	$59,423
Gross margin	41%	50%	43%	46%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our legacy mobile navigation business has declined steadily since fiscal 2013, and we expect it to continue to decline. Mobile navigation revenue was $3.2 million in the third quarter of fiscal 2018. Telenav began offering its mobile navigation services in 2003. Our mobile navigation business generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. The mobile navigation business declined both in absolute dollars and as a percentage of revenue from $116.4 million, or 61% of our revenue, in fiscal 2013 to $19.0 million, or 11% of our revenue, in fiscal 2017, as subscriptions for paid navigation services declined in favor of free or freemium navigation services offered by our competitors with greater resources and name recognition, such as Google and Apple. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines. In the event our mobile navigation business ceases to be profitable or we determine that it diverts resources from strategic growth areas of our business, we may ultimately elect to terminate our legacy wireless carrier mobile navigation business. During the three months ended March 31, 2018, certain mobile navigation customer contracts were amended and certain other customers indicated their intent with respect to terminating services in the near term. Based on the results of our interim goodwill impairment test triggered by these events, we recorded a $2.7 million impairment of all of the goodwill assigned to this reporting unit during the three months ended March 31, 2018.
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

For our automotive segment customers, we offer our automotive and mobile navigation platform products and services to vehicle manufacturers and OEMs for distribution with vehicles. We believe our history as a supplier of cloud-based navigation services combined with our proven track record of working closely with these automobile manufacturers and OEMs provides a unique advantage in the automotive navigation marketplace over our competitors. We offer embedded navigation products that are integrated into the vehicle, which we refer to as on-board, connected navigation services that utilize our mobile device-based wireless connectivity, which we refer to as brought-in, and hybrid solutions that contain elements of both on-board and connected functionality. We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 59% of our revenue in the nine months ended March 31, 2018, General Motors Holdings and its affiliates, or GM, and Toyota Motor Corporation, or Toyota.
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
For our on-board and connected navigation solutions, GM pays us a royalty fee as the SD card is shipped for installation in vehicles; this royalty includes a fee for the initial connected service to be provided once the vehicle is sold. GM will pay us an additional service fee for connected solution subscriptions for each end user that elects to renew their OnStar Connected Navigation or Connected Navigation subscription with GM. Due to specified future obligations, we did not recognize any revenue from GM on-board and connected navigation solutions in fiscal 2017 or the nine months ended March 31, 2018, although we did experience increases in deferred revenue. We expect that we will not recognize any revenue from GM for our on-board and connected navigation solutions during the remainder of fiscal 2018 due to specified future obligations.
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
Recent Developments
Ford amendment and impact on revenue recognition
On December 15, 2017, Telenav and Ford entered into Amendment No. 23 (the "Ford Amendment") to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended (the "Ford Agreement"). The Ford Amendment extends the term of the Ford Agreement from December 31, 2017 to December 31, 2018 for each jurisdiction in which we currently provide our products, including SYNC 2 and SYNC 3, to Ford.
On December 14, 2017, Ford awarded to Telenav a further extension of the Ford Agreement, beyond the aforementioned Ford Amendment, to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the Ford Agreement. The subsequent amendment was executed in March 2018. On December 14, 2017, Ford also selected Telenav to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. We do not expect to be awarded the opportunity to provide navigation for Ford's next generation solution in Europe.
In connection with the Ford Amendment set forth above, the scope of our solution with Ford has expanded to include future milestone deliveries throughout calendar 2018. As a result, under current GAAP, all prospective royalties related to Ford beginning January 1, 2018 have been and will continue to be deferred and recorded as billings until such milestone deliveries occur. Accordingly, automotive billings increased slightly to $50.7 million in the three months ended March 31, 2018 from $50.6 million in the three months ended March 31, 2017; however, automotive revenue decreased 77% to $5.8 million in the three months ended March 31, 2018 from $25.5 million in the three months ended March 31, 2017. This accounting treatment will further change on July 1, 2018 when we adopt the new revenue recognition rules under ASC 606.
Even though our assessment of the impact of this standard is not complete, we currently believe there will not be any significant impact on our advertising and mobile navigation business segments. We do believe there will be a significant impact on the recognition of revenue for certain of our automotive value-added and combined offerings, such as on-board navigation with map updates, and on-board and connected navigation. We anticipate our revenue recognition for certain of these offerings may change with respect to software and software related elements in the following manner: a) we may no longer recognize revenue over the life of our contractual obligations, and b) we may no longer defer substantially all revenue pending the delivery of future specified upgrades. Instead, to the extent delivered software represents a distinct performance obligation for which transfer of control has taken place, such revenue would generally be recorded upon acceptance and reproduction of the software for additional units. Further, if any fees for software relate to distinct service obligations, such revenue would be recorded as those services are performed over time. For example, for billings to Ford for SYNC 3 provided with annual map updates, we anticipate recognizing a portion as revenue upon delivery of the software, and the remainder of revenue over time as the annual map updates are provided. Upon adoption of ASC 606, we believe revenue recognition will more accurately reflect the economic substance of our transactions with Ford.
In conjunction with the new revenue recognition guidance under ASC 606, a new subtopic, ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, was also issued. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract.
We anticipate that when we adopt ASC 606, certain amounts currently set forth in deferred revenue and deferred costs will be reclassified as revenue and expenses on our statements of operations and accumulated deficit on our balance sheet in prior periods and will more accurately reflect the economic reality of the activity at the time the transactions occurred.
Fiat Chrysler Automobiles
On January 9, 2018, we announced that our embedded navigation solution will be offered in select Jeep and Chrysler vehicles in the China market through Panasonic Automotive Systems Company of America, a Tier 1 supplier for Fiat Chrysler Automobiles (“FCA”), in the FCA Uconnect system. Launch dates and projected volumes are to be determined by FCA. Commencing in the three months ended March 31, 2018, FCA launched our embedded navigation solution on Jeep’s 2018 Grand Cherokee, Grand Commander, Wrangler and Grand Voyager models in China.
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
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue	$13,823	$35,065	$89,561	$129,293
Revenue from Ford as a percentage of total revenue	29%	68%	59%	69%
Billings (Non-GAAP)	$58,703	$60,152	$194,637	$167,108
Billings to Ford as a percentage of total billings (Non-GAAP)	67%	73%	67%	67%
Increase in deferred revenue	$44,880	$25,087	$105,076	$37,815
Increase in deferred costs	$24,341	$17,436	$65,156	$24,140
Gross profit	$5,603	$17,398	$38,183	$59,423
Gross margin	41%	50%	43%	46%
Direct contribution from billings (Non-GAAP)	$26,142	$25,049	$78,103	$73,098
Direct contribution margin from billings (Non-GAAP)	45%	42%	40%	44%
Net loss	$(30,763)	$(13,694)	$(62,513)	$(34,452)
Diluted net loss per share	$(0.69)	$(0.31)	$(1.41)	$(0.80)
Adjusted EBITDA (Non-GAAP)	$(24,672)	$(9,922)	$(50,241)	$(19,335)
Adjusted EBITDA on billings (Non-GAAP)	$(4,133)	$(2,271)	$(10,321)	$(5,660)
Free cash flow (Non-GAAP)	$(1,955)	$(8,355)	$(8,452)	$(11,785)

Gross margin is our gross profit, or total revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be impacted by the increasing percentage of our revenue base derived from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad inventory costs, respectively, than our mobile navigation offerings provided through wireless carriers. However, automotive revenue and advertising revenue decreased as a percentage of our total revenue during the three months ended March 31, 2018 due to the deferral of all prospective Ford royalties beginning January 1, 2018 pending completion of milestone deliveries. We anticipate this accounting treatment will not change until we adopt the new revenue recognition rules under ASC 606 on July 1, 2018.
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
Adjusted EBITDA measures our GAAP net loss excluding the impact of stock-based compensation expense, depreciation and amortization, other income (expense), provision (benefit) for income taxes, and other applicable items such as goodwill impairment, legal settlements and contingencies, and deferred rent reversal and tenant improvement allowance recognition due to sublease termination, net of tax. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Goodwill impairment represents the impairment of all of the goodwill associated with our mobile navigation segment. Legal settlements and contingencies represent settlements and offers made to settle patent litigation cases in which we are a defendant and royalty disputes. Deferred rent reversal and tenant improvement allowance recognition represent the reversal of our deferred rent liability and recognition of our deferred tenant improvement allowance, as amortization of these amounts is no longer required due to the termination of our Santa Clara facility sublease and subsequent entry into a new lease agreement with our landlord for this same facility in August 2017. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss.
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

Reconciliation of Revenue to Billings
	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Automotive
Revenue	$5,808	$25,476	$57,950	$94,487
Adjustments:
Change in deferred revenue	44,855	25,123	105,302	37,930
Billings	$50,663	$50,599	$163,252	$132,417
Advertising
Revenue	$4,811	$5,284	$21,168	$20,037
Adjustments:
Change in deferred revenue	—	—	—	—
Billings	$4,811	$5,284	$21,168	$20,037
Mobile Navigation
Revenue	$3,204	$4,305	$10,443	$14,769
Adjustments:
Change in deferred revenue	25	(36)	(226)	(115)
Billings	$3,229	$4,269	$10,217	$14,654
Total
Revenue	$13,823	$35,065	$89,561	$129,293
Adjustments:
Change in deferred revenue	44,880	25,087	105,076	37,815
Billings	$58,703	$60,152	$194,637	$167,108

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended March 31, 2018
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$191,819	$—	$658	$192,477
Deferred revenue, December 31	146,964	—	633	147,597
Change in deferred revenue	$44,855	$—	$25	$44,880

Deferred costs, March 31	$119,248	$—	$—	$119,248
Deferred costs, December 31	94,907	—	—	94,907
Change in deferred costs	$24,341	$—	$—	$24,341

	Three Months Ended March 31, 2017
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$60,083	$—	$1,101	$61,184
Deferred revenue, December 31	34,960	—	1,137	36,097
Change in deferred revenue	$25,123	$—	$(36)	$25,087

Deferred costs, March 31	$36,216	$—	$—	$36,216
Deferred costs, December 31	18,780	—	—	18,780
Change in deferred costs	$17,436	$—	$—	$17,436

	Nine Months Ended March 31, 2018
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$191,819	$—	$658	$192,477
Deferred revenue, June 30	86,517	—	884	87,401
Change in deferred revenue	$105,302	$—	$(226)	$105,076

Deferred costs, March 31	$119,248	$—	$—	$119,248
Deferred costs, June 30	54,092	—	—	54,092
Change in deferred costs	$65,156	$—	$—	$65,156

	Nine Months Ended March 31, 2017
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$60,083	$—	$1,101	$61,184
Deferred revenue, June 30	22,153	—	1,216	23,369
Change in deferred revenue	$37,930	$—	$(115)	$37,815

Deferred costs, March 31	$36,216	$—	$—	$36,216
Deferred costs, June 30	12,076	—	—	12,076
Change in deferred costs	$24,140	$—	$—	$24,140

Reconciliation of Revenue to Billings - Ford

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenue from Ford	$3,995	$23,736	$53,222	$89,150
Adjustments:
Change in deferred revenue attributed to Ford	35,076	19,971	76,539	22,985
Billings to Ford	$39,071	$43,707	$129,761	$112,135
Billings to Ford as a percentage of total billings	67%	73%	67%	67%

Reconciliation of Gross Profit to Direct Contribution from Billings

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Gross profit	$5,603	$17,398	$38,183	$59,423
Gross margin	41%	50%	43%	46%

Adjustments to gross profit:
Change in deferred revenue	$44,880	$25,087	$105,076	$37,815
Change in deferred costs(1)	(24,341)	(17,436)	(65,156)	(24,140)
Net change	20,539	7,651	39,920	13,675
Direct contribution from billings(1)	$26,142	$25,049	$78,103	$73,098
Direct contribution margin from billings(1)	45%	42%	40%	44%

(1) Deferred costs primarily include costs associated with third party content and in connection with certain customized software solutions, the costs incurred to develop those solutions. We expect to incur additional costs in the future due to requirements to provide ongoing map updates and provisioning of services such as hosting, monitoring, customer support and, for certain customers, additional period content and associated technology costs. Accordingly, direct contribution from billings and direct contribution margin from billings do not include all costs associated with billings.

Reconciliation of Net Loss to Adjusted EBITDA and Adjusted EBITDA on Billings

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net loss	$(30,763)	$(13,694)	$(62,513)	$(34,452)
Adjustments:
Goodwill impairment	2,666	—	2,666	—
Legal settlement and contingencies	115	—	425	6,424
Deferred rent reversal due to lease termination	—	—	(538)	—
Tenant improvement allowance recognition due to lease termination	—	—	(582)	—
Stock-based compensation expense	2,246	2,625	7,614	7,154
Depreciation and amortization	963	626	2,476	1,886
Other income, net	(229)	(142)	(400)	(1,152)
Provision for income taxes	330	663	611	805
Adjusted EBITDA	$(24,672)	$(9,922)	$(50,241)	$(19,335)
Change in deferred revenue	44,880	25,087	105,076	37,815
Change in deferred costs(1)	(24,341)	(17,436)	(65,156)	(24,140)
Adjusted EBITDA on billings(1)	$(4,133)	$(2,271)	$(10,321)	$(5,660)

(1) We expect to incur additional costs in the future due to requirements to provide ongoing map updates and provisioning of services such as hosting, monitoring, customer support and, for certain customers, additional period content and associated technology costs. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

Reconciliation of Net Loss to Free Cash Flow

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Net loss	$(30,763)	$(13,694)	$(62,513)	$(34,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred revenue (1)	44,880	25,087	105,076	37,815
Change in deferred costs (2)	(24,341)	(17,436)	(65,156)	(24,140)
Changes in other operating assets and liabilities	3,620	(5,339)	6,925	347
Other adjustments (3)	5,871	3,363	11,788	9,512
Net cash used in operating activities	(733)	(8,019)	(3,880)	(10,918)
Less: Purchases of property and equipment	(1,222)	(336)	(4,572)	(867)
Free cash flow	$(1,955)	$(8,355)	$(8,452)	$(11,785)

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
Revenue from our automotive segment represented 65% and 73% of our revenue in the nine months ended March 31, 2018 and 2017, respectively. Ford represented 59% and 69% of our revenue in the nine months ended March 31, 2018 and 2017, respectively. Our contract with Ford covers a broad range of products and services that we provide to Ford. On December 15, 2017, we entered into an amendment with Ford that extends the term of the agreement from December 31, 2017 to December 31, 2018 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford awarded to us a further extension of the agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the agreement. The subsequent amendment was executed in March 2018. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. Although we have been awarded these programs, in the course of negotiating definitive agreements for the programs, the terms and conditions of the programs, including the pricing, the length of the programs and geographic scope of the programs, may change. Furthermore, a substantial portion of our revenue, and, to a lesser extent, gross profit is impacted by the underlying licensed content cost negotiated through HERE and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers.
Our automotive product revenue is generated primarily from on-board automotive navigation solutions provided to Ford. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen.
Our product revenue is primarily derived from Ford's SYNC 2 and SYNC 3 on-board solutions. In connection with the aforementioned amendment, the scope of our solution with Ford has expanded to include future milestone deliveries throughout calendar 2018. Through December 31, 2017, we recognized as revenue royalties earned from our Ford SYNC 2 on-board solutions as the software was reproduced onto an SD card and shipped for installation in vehicles; however, we recognized revenue from Ford SYNC 3 primarily as our software was installed in the vehicle by Ford. Accordingly, the timing of our revenue recognition changed materially in fiscal 2017 during Ford's global transition from SYNC 2 to SYNC 3. We experienced a lower level of orders and revenue in the three months ended September 30, 2016 as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. Ford transitioned to SYNC 3 in all major regions during the three months ended December 31, 2016. Effective January 1, 2018, all prospective royalties related to Ford have been and will continue to be recorded as deferred revenue until the milestone deliveries listed in the amendment occur. This accounting treatment will further change on July 1, 2018 when we adopt the new revenue recognition rules under ASC 606. Accordingly, we anticipate that our product revenue, as well as our automotive segment revenue, will decline significantly during the remainder of fiscal 2018.
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
We also have agreements with GM. In February 2017, GM launched its first model featuring integration of our on-board and connected navigation solution, the 2017 Cadillac CTS and CTS-V. Our solution is now available on the 2018 Cadillac CTS, CTS-V, ATS and XTS models, as well as select 2018 GM Terrain vehicles. GM has launched vehicles in North America, China and the Middle East. Due to specified future obligations in connection with the product, we did not recognize any revenue from GM on-board and connected navigation solutions in fiscal 2017 or the nine months ended March 31, 2018, although we did experience increases in deferred revenue from these solutions. We expect that we will not recognize any revenue from GM for our on-board and connected navigation solutions during fiscal 2018 due to these specified future obligations. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model years 2018 to 2025.
We were selected to provide entry level on-board navigation through LG, a Tier 1 supplier for the Opel and Vauxhall line of vehicles, for the European market. This solution launched in Adam, Corsa, Karl and Zafira model vehicles equipped with NAVI 4.0 IntelliLink® beginning in July 2017. These products are expected to be made available in other select vehicles for model years 2018 to 2022. GM sold its Opel and Vauxhall business to Groupe PSA in August 2017.
In connection with our agreement to offer our embedded navigation solution in select Jeep and Chrysler vehicles in the China market through Panasonic Automotive Systems Company of America, we have not met all milestones under the contract. Accordingly, all billings will be recorded as deferred revenue and will be amortized over the contractual period upon completion of the milestones. During the three months ended March 31, 2018, FCA launched our embedded navigation solution on Jeep’s 2018 Grand Cherokee, Grand Commander, Wrangler and Grand Voyager models in China.
We derive automotive services revenue primarily from our brought-in automotive navigation solutions. Billings for these services are generally recorded as deferred revenue and amortized to revenue over the estimated service periods.
In October 2017, we amended our agreement with Ford to provide certain connected services for SYNC 3 in North America, Europe and China. Ford launched connected search across various model year 2018 SYNC 3 vehicles in North America using its FordPassTM and Lincoln WayTM mobile applications. As of March 31, 2018, the vast majority of Ford vehicles with SYNC 3 produced in North America during the three months ended March 31, 2018 were capable of providing connected services.
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
In January 2017, Telenav and Xevo Inc. announced that Scout GPS Link and XevoTM Engine Link were chosen to provide brought-in navigation services, including a fully interactive moving map, for select model year 2018 Toyota vehicles equipped with Entune 3.0 Audio, as well as select Lexus vehicles equipped with Lexus Enform. Our fully interactive solution is available on select model year 2018 Toyota Camry and Sienna and Lexus NX and RC models, and is expected to become available on additional models for model years 2018 to 2023. On these same Toyota and Lexus models, a premium embedded connected navigation option is also available that provides connected search, powered by our platform. Toyota and Lexus offer both our current solution and the new fully interactive solution in model year 2018 vehicles, with the availability of each solution dependent upon the Toyota and Lexus model and trim level.
Revenue from our advertising segment, which includes the delivery of display, location-based advertising impressions, represented 24% and 15% of our revenue in the nine months ended March 31, 2018 and 2017, respectively. Our advertising revenue is derived primarily from ad insertion orders contracted with advertising agencies, direct customers, and channel partners.
Revenue from our mobile navigation segment represented 12% and 11% of our revenue in the nine months ended March 31, 2018 and 2017, respectively. We offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Telenav GPS as well as under wireless carrier brands (or “white label” brands). Subscription fee revenue from our mobile navigation service has declined steadily , primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and other wireless carriers. We expect that mobile navigation revenue will continue to decline. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines.

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

In fiscal 2018, we expect automotive and advertising to represent the strategic growth segments of our business, but our expectations may not be realized. We expect that services revenue from wireless carrier customers, which has a higher gross margin than automotive and advertising revenue, will continue to decline substantially in fiscal 2018 due to the continued decline in the number of monthly recurring subscribers.

We generated 93% and 88% of our revenue in the United States in the nine months ended March 31, 2018 and 2017, respectively. With respect to revenue we receive from automobile manufacturers and OEMs for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer's or OEM's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in the three months ended September 30, 2016, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint ventures in China.
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
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses. With our settlement of the Vehicle IP case in fiscal 2017, we anticipate that reduced legal expenses will drive decreased general and administrative expenses during the remainder of fiscal 2018.
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

There have been no material changes in our critical accounting policies and estimates during the nine months ended March 31, 2018 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2017.
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q.

Results of operations
The following tables set forth our results of operations for the three and nine months ended March 31, 2018 and 2017, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
Consolidated Statements of Operations Data	2018	2017	2018	2017
	(in thousands)
Revenue:
Product	$4,014	$24,426	$53,285	$91,653
Services	9,809	10,639	36,276	37,640
Total revenue	13,823	35,065	89,561	129,293
Cost of revenue:
Product	3,105	13,174	32,832	53,533
Services	5,115	4,493	18,546	16,337
Total cost of revenue	8,220	17,667	51,378	69,870
Gross profit	5,603	17,398	38,183	59,423
Operating expenses:
Research and development	22,212	19,106	65,197	53,425
Sales and marketing	5,654	5,980	15,854	16,525
General and administrative	5,618	5,485	16,343	17,848
Goodwill impairment	2,666	—	2,666	—
Legal settlement and contingencies	115	—	425	6,424
Total operating expenses	36,265	30,571	100,485	94,222
Loss from operations	(30,662)	(13,173)	(62,302)	(34,799)
Other income, net	229	142	400	1,152
Loss before provision for income taxes	(30,433)	(13,031)	(61,902)	(33,647)
Provision for income taxes	330	663	611	805
Net loss	$(30,763)	$(13,694)	$(62,513)	$(34,452)

	(as a percentage of revenue)
Revenue:
Product	29%	70%	59%	71%
Services	71%	30%	41%	29%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	22%	37%	36%	41%
Services	37%	13%	21%	13%
Total cost of revenue	59%	50%	57%	54%
Gross profit	41%	50%	43%	46%
Operating expenses:
Research and development	161%	54%	73%	41%
Sales and marketing	41%	17%	18%	13%
General and administrative	40%	16%	18%	14%
Goodwill impairment	19%	—%	3%	—%
Legal settlement and contingencies	1%	—%	—%	5%
Total operating expenses	262%	87%	112%	73%
Loss from operations	(221)%	(37)%	(69)%	(27)%
Other income, net	1%	—%	—%	1%
Loss before provision for income taxes	(220)%	(37)%	(69)%	(26)%
Provision for income taxes	3%	2%	1%	1%
Net loss	(223)%	(39)%	(70)%	(27)%

Comparison of the three and nine months ended March 31, 2018 and 2017
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue decreased 84% to $4.0 million in the three months ended March 31, 2018 from $24.4 million in the three months ended March 31, 2017. Product revenue decreased 42% to $53.3 million in the nine months ended March 31, 2018 from $91.7 million in the nine months ended March 31, 2017. The decrease in product revenue for the comparable three and nine month periods was due primarily to a decrease in royalty revenue recognized from the commencement of Ford's map update program, whereby revenue from certain on-board navigation products offered with map updates that we previously recognized as revenue upon delivery is now being deferred and recognized over the contractual period during which we provide map updates, and the deferral of all prospective Ford royalties beginning January 1, 2018 pending completion of milestone deliveries. Services revenue decreased 8% to $9.8 million in the three months ended March 31, 2018 from $10.6 million in the three months ended March 31, 2017. Services revenue decreased 4% to $36.3 million in the nine months ended March 31, 2018 from $37.6 million in the nine months ended March 31, 2017. The decrease in services revenue for the comparable three month period was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation revenue and a decrease in advertising revenue, partially offset by an increase in automotive navigation revenue. The decrease in services revenue for the comparable nine month period was due primarily to lower mobile navigation subscription fees, partially offset by increases in advertising revenue and automotive navigation revenue.
Our cost of product revenue decreased 76% to $3.1 million in the three months ended March 31, 2018 from $13.2 million in the three months ended March 31, 2017. Our cost of product revenue decreased 39% to $32.8 million in the nine months ended March 31, 2018 from $53.5 million in the nine months ended March 31, 2017. The decrease in the comparable three and nine month periods was due primarily to a decrease in third party content costs associated with automotive navigation solutions as a result of offering map updates in conjunction with our on-board navigation product, which requires recognition of such costs with the related revenue over the contractual period during which we provide map updates, and the deferral of all prospective Ford royalties beginning January 1, 2018 pending completion of milestone deliveries. Our cost of services revenue increased 14% to $5.1 million in the three months ended March 31, 2018 from $4.5 million in the three months ended March 31, 2017. Our cost of services revenue increased 14% to $18.5 million in the nine months ended March 31, 2018 from $16.3 million in the nine months ended March 31, 2017. The increase in the comparable three and nine month periods was due primarily to an increase in cost of automotive revenue associated with the increased revenue from brought-in solutions and, to a lesser extent, an increase in cost of mobile navigation revenue associated with increased hosting services.
Our gross profit decreased to $5.6 million in the three months ended March 31, 2018 from $17.4 million in the three months ended March 31, 2017. Our gross profit decreased to $38.2 million in the nine months ended March 31, 2018 from $59.4 million in the nine months ended March 31, 2017. Our gross margin decreased to 41% in the three months ended March 31, 2018 from 50% in the three months ended March 31, 2017. Our gross margin decreased to 43% in the nine months ended March 31, 2018 from 46% in the nine months ended March 31, 2017. The decrease in gross margin for the comparable three and nine month periods was due primarily to a decrease in automotive gross margin resulting from the deferral of all prospective Ford royalties beginning January 1, 2018 pending completion of milestone deliveries and a change in product region and customer mix. These decreases were partially offset by an increase in automotive gross margin resulting from the contract with Ford to provide map updates, as the royalties earned from on-board navigation solutions that carry a higher relative map cost and lower gross margin are now deferred and recognized over the contractual period.
Revenue concentrations. In the three months ended March 31, 2018 and 2017, revenue from Ford represented 29% and 68% of our total revenue, respectively. In the nine months ended March 31, 2018 and 2017, revenue from Ford represented 59% and 69% of our total revenue, respectively. The decrease in Ford revenue as a percentage of our total revenue for the comparable periods reflects the deferral of all prospective royalties related to Ford beginning January 1, 2018, pending completion of milestone deliveries.
We primarily sell our services in the United States. In the three months ended March 31, 2018 and 2017, revenue derived from U.S. sources represented 95% and 88% of our total revenue, respectively. In the nine months ended March 31, 2018 and 2017, revenue derived from U.S. sources represented 93% and 88% of our total revenue, respectively.

Segments information. The information below is organized in accordance with our three reportable business segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
	(in thousands, except percentages)
Automotive
Revenue	$5,808	$25,476	$57,950	$94,487
Cost of revenue	4,616	14,112	36,917	56,095
Gross profit	$1,192	$11,364	$21,033	$38,392
Gross margin	21%	45%	36%	41%
Advertising
Revenue	$4,811	$5,284	$21,168	$20,037
Cost of revenue	2,174	2,224	9,988	9,669
Gross profit	$2,637	$3,060	$11,180	$10,368
Gross margin	55%	58%	53%	52%
Mobile Navigation
Revenue	$3,204	$4,305	$10,443	$14,769
Cost of revenue	1,430	1,331	4,473	4,106
Gross profit	$1,774	$2,974	$5,970	$10,663
Gross margin	55%	69%	57%	72%
Total
Revenue	$13,823	$35,065	$89,561	$129,293
Cost of revenue	8,220	17,667	51,378	69,870
Gross profit	$5,603	$17,398	$38,183	$59,423
Gross margin	41%	50%	43%	46%

Automotive. Automotive revenue decreased 77% to $5.8 million in the three months ended March 31, 2018 from $25.5 million in the three months ended March 31, 2017. Automotive revenue decreased 39% to $58.0 million in the nine months ended March 31, 2018 from $94.5 million in the nine months ended March 31, 2017. The decrease in the comparable three and nine month periods was due primarily to a decrease in production royalty revenue of $19.9 million and $37.4 million, respectively, resulting from a decrease in royalty revenue recognized from the commencement of Ford's map update program, whereby revenue from certain on-board navigation products offered with map updates that we previously recognized as revenue upon delivery is now being deferred and recognized over the contractual period during which we provide map updates, and the deferral of all prospective Ford royalties beginning January 1, 2018 pending completion of milestone deliveries. Automotive revenue included customized software development and map update revenue of $0.3 million and $0.1 million in the three months ended March 31, 2018 and 2017, respectively, and $1.5 million and $0.7 million in the nine months ended March 31, 2018 and 2017, respectively. In addition, during the nine months ended March 31, 2018, our automotive deferred revenue increased $105.3 million primarily related to the deferral of all prospective Ford royalties beginning January 1, 2018, royalties from SYNC 3 map update programs for Ford Europe, Australia and New Zealand, GM's on-board and connected solution and OnStar RemoteLink, and Toyota's Scout GPS Link mobile applications. Automotive revenue represented 42% and 73% of total revenue in the three months ended March 31, 2018 and 2017, respectively, and 65% and 73% in the nine months ended March 31, 2018 and 2017, respectively. The decrease in automotive revenue as a percentage of total revenue for the comparable periods reflects the deferral of all prospective royalties related to Ford beginning January 1, 2018.
Cost of automotive revenue decreased 67% to $4.6 million in the three months ended March 31, 2018 from $14.1 million in the three months ended March 31, 2017. Cost of automotive revenue decreased 34% to $36.9 million in the nine months ended March 31, 2018 from $56.1 million in the nine months ended March 31, 2017. The decrease in the comparable three and nine month periods was due primarily to a decrease in third party content costs of $9.9 million and $20.7 million, respectively, as a result of offering map updates in conjunction with our on-board navigation product, which requires recognition of such costs with the related revenue over the contractual period during which we provide map updates, and the deferral of all prospective royalties related to Ford beginning January 1, 2018 pending completion of milestone deliveries.
Automotive gross profit decreased 90% to $1.2 million in the three months ended March 31, 2018 from $11.4 million in the three months ended March 31, 2017. Automotive gross profit decreased 45% to $21.0 million in the nine months ended March 31, 2018 from $38.4 million in the nine months ended March 31, 2017. Automotive gross margin decreased to 21% in the three months ended March 31, 2018 from 45% in the three months ended March 31, 2017, and decreased to 36% in the nine months ended March 31, 2018 from 41% in the nine months ended March 31, 2017. The decrease in gross margin for the comparable three month period was due primarily to the deferral of all prospective royalties related to Ford beginning January 1, 2018, which carry a higher relative margin, in combination with certain period costs such as intangibles amortization, payroll and related compensation and benefits, and hosting services that remain generally fixed. The decrease in gross margin for the comparable nine month period was due primarily to the deferral of all prospective royalties related to Ford beginning January 1, 2018 in combination with the effect of fixed costs. The decrease was also driven by a change in product region and customer mix, partially offset by an increase in gross margin resulting from the contract with Ford to provide map updates, as the royalties earned from on-board navigation solutions that carry a higher relative map cost and lower gross margin are now deferred and recognized over the contractual period.
Advertising. Advertising revenue decreased 9% to $4.8 million in the three months ended March 31, 2018 from $5.3 million in the three months ended March 31, 2017.  Advertising revenue increased 6% to $21.2 million in the nine months ended March 31, 2018 from $20.0 million in the nine months ended March 31, 2017. The decrease in the comparable three month period was due primarily to seasonality in the Advertising business that can contribute to greater variability in comparable quarters. The increase in the comparable nine month period was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. During the three months ended March 31, 2018, advertising revenue includes $0.3 million, net, of revenue recognized upon the receipt of cash from a cash basis customer, for which the related costs of such revenue were recognized in cost of advertising revenue in the prior quarter. Advertising revenue represented 35% and 15% of total revenue in the three months ended March 31, 2018 and 2017, respectively, and represented 24% and 15% of total revenue in the nine months ended March 31, 2018 and 2017, respectively.
Cost of advertising revenue was comparable at $2.2 million in the three months ended March 31, 2018 compared to $2.2 million in the three months ended March 31, 2017. Cost of advertising revenue increased 3% to $10.0 million in the nine months ended March 31, 2018 from $9.7 million in the nine months ended March 31, 2017. The increase in the comparable nine month period was due primarily to an increase in hosting services costs of $0.3 million. Cost of advertising revenue for the three months ended March 31, 2018 excludes the costs associated with $0.3 million, net, of included revenue related to a cash basis customer. The related costs were recognized in the prior quarter when the advertising impressions were delivered.
Advertising gross profit decreased 14% to $2.6 million in the three months ended March 31, 2018 from $3.1 million in the three months ended March 31, 2017. Advertising gross profit increased 8% to $11.2 million in the nine months ended March 31, 2018 from $10.4 million in the nine months ended March 31, 2017. Advertising gross margin decreased to 55% in the three months ended March 31, 2018 from 58% in the three months ended March 31, 2017, and increased to 53% in the nine months ended March 31, 2018 from 52% in the nine months ended March 31, 2017. The decrease in gross margin in the comparable three month period resulted from declining revenue, while costs such as hosted services and payroll and related compensation and benefits remain generally fixed. This decrease was partially offset by the inclusion of $0.3 million of revenue related to a cash basis customer. The increase in gross margin in the comparable nine month period was due primarily to the increased value of contracted insertion orders, combined with a lower inventory eCPM, partially offset by declining revenue and the effect of fixed costs in the current period.
Mobile Navigation. Mobile navigation revenue decreased 26% to $3.2 million in the three months ended March 31, 2018 from $4.3 million in the three months ended March 31, 2017. Mobile navigation revenue decreased 29% to $10.4 million in the nine months ended March 31, 2018 from $14.8 million in the nine months ended March 31, 2017. The decrease in the comparable three and nine month periods was due primarily to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T and T-Mobile and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 23% and 12% of total revenue in the three months ended March 31, 2018 and 2017, respectively, and represented 12% and 11% of total revenue in the nine months ended March 31, 2018 and 2017, respectively.
Cost of mobile navigation revenue increased 7% to $1.4 million in the three months ended March 31, 2018 from $1.3 million in the three months ended March 31, 2017.  Cost of mobile navigation revenue increased 9% to $4.5 million in the nine months ended March 31, 2018 from $4.1 million in the nine months ended March 31, 2017. The increase in the comparable three month period was due primarily to an increase in hosted services costs of $0.1 million. The increase in the comparable nine month period was due primarily to increases in hosted services costs of $0.2 million, payroll and related compensation and benefits expense of $0.1 million and intangibles amortization of $0.1 million.
Mobile navigation gross profit decreased 40% to $1.8 million in the three months ended March 31, 2018 from $3.0 million in the three months ended March 31, 2017. Mobile navigation gross profit decreased 44% to $6.0 million in the nine months ended March 31, 2018 from $10.7 million in the nine months ended March 31, 2017. Mobile navigation gross margin decreased to 55% in the three months ended March 31, 2018 from 69% in the three months ended March 31, 2017, and decreased to 57% in the nine months ended March 31, 2018 from 72% in the nine months ended March 31, 2017. The decrease in gross margin resulted primarily from declining revenue, while costs such as third party content remain generally fixed.
Operating expenses
Research and development. Our research and development expenses increased 16% to $22.2 million in the three months ended March 31, 2018 from $19.1 million in the three months ended March 31, 2017.  Our research and development expenses increased 22% to $65.2 million in the nine months ended March 31, 2018 from $53.4 million in the nine months ended March 31, 2017. The increase in the comparable three month period was due primarily to increases in payroll and related compensation and benefits expense of $2.9 million resulting from increased average headcount. The increase in the comparable nine month period was due primarily to increases in payroll and related compensation and benefits expense of $10.0 million, outside consulting services of $1.4 million, hosting services and related expenses of $0.5 million and stock-based compensation expense of $0.3 million, partially offset by a decrease of $1.1 million as a result of higher deferred development costs. As a percentage of revenue, research and development expenses increased to 161% in the three months ended March 31, 2018 from 54% in the three months ended March 31, 2017. The total number of research and development personnel increased 15% to 638 at March 31, 2018 from 554 at March 31, 2017 with a significant portion of the increase attributable to employees in lower cost regions such as Romania and China. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automobile manufacturers and OEMs, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses decreased 5% to $5.7 million in the three months ended March 31, 2018 from $6.0 million in the three months ended March 31, 2017. Our sales and marketing expenses decreased 4% to $15.9 million in the nine months ended March 31, 2018 from $16.5 million in the nine months ended March 31, 2017. The decrease in the comparable three month period was due primarily to decreases of $0.1 million in marketing expense and $0.1 million in stock-based compensation expense. The decrease in the comparable nine month period was due primarily to decreases of $0.2 million in marketing expense, $0.2 million in stock-based compensation expense and $0.1 million in travel and entertainment expense. As a percentage of revenue, sales and marketing expenses increased to 41% in the three months ended March 31, 2018 from 17% in the three months ended March 31, 2017. The total number of sales and marketing personnel decreased 3% to 56 at March 31, 2018 from 58 at March 31, 2017.
General and administrative. Our general and administrative expenses increased 2% to $5.6 million in the three months ended March 31, 2018 from $5.5 million in the three months ended March 31, 2017. Our general and administrative expenses decreased 8% to $16.3 million in the nine months ended March 31, 2018 from $17.8 million in the nine months ended March 31, 2017. The decrease in the comparable nine month period was due primarily to a decrease in legal expense of $2.2 million, partially offset by increases in outside services of $0.7 million and stock-based compensation expense of $0.3 million. As a percentage of revenue, general and administrative expenses increased to 40% in the three months ended March 31, 2018 from 16% in the three months ended March 31, 2017. The total number of general and administrative personnel increased 5% to 59 at March 31, 2018 from 56 at March 31, 2017.
Goodwill impairment. Goodwill impairment for the three and nine months ended March 31, 2018 was comprised of $2.7 million related to the impairment of all of the goodwill associated with our mobile navigation segment.
Legal settlement and contingencies. Legal settlement and contingencies expense for the three months ended March 31, 2018 was comprised of $0.1 million related to ongoing legal matters. Legal settlement and contingencies expense for the nine months ended March 31, 2018 was comprised of $0.4 million related primarily to the settlement of the Location Based Services LLC patent matter. Legal settlement and contingencies expense for nine months ended March 31, 2017 includes the portion of our $8.0 million settlement with Vehicle IP in January 2017 that was not previously accrued. See Note 6 to the condensed consolidated financial statements.
Other income (expense), net. Our other income, net increased to $0.2 million in the three months ended March 31, 2018 compared to $0.1 million in the three months ended March 31, 2017. Our other income, net decreased to $0.4 million in the nine months ended March 31, 2018 compared to $1.2 million in the nine months ended March 31, 2017. The decrease in the comparable nine month period was due primarily to increased foreign exchange losses incurred.

Provision for income taxes. Our provision for income taxes was $0.3 million in the three months ended March 31, 2018 compared to $0.7 million in the three months ended March 31, 2017. Our provision for income taxes was $0.6 million in the nine months ended March 31, 2018 compared to $0.8 million in the nine months ended March 31, 2017. Our provision for income taxes of $0.6 million for the nine months ended March 31, 2018 was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit, partially offset by a tax benefit from a tax holiday granted in China. Our provision for income taxes of $0.8 million for the nine months ended March 31, 2017 was comprised primarily of foreign withholding taxes on revenue generated in China and foreign taxes, partially offset by a $1.0 million reversal of tax reserves resulting from our July 2016 settlement of the State of New York's audit of our income tax returns for fiscal 2010 through fiscal 2012. Our effective tax rate of 1% and 2% for the nine months ended March 31, 2018 and 2017, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two-year carryback period.
We anticipate that our foreign tax withholding obligation will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards and, accordingly, we have negotiated a price adjustment with a major customer.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2018 and June 30, 2017, our cumulative unrecognized tax benefits were $3.6 million and $3.0 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2018 and June 30, 2017 was $0.1 million that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued $0.1 million for the payment of interest and penalties at March 31, 2018 and June 30, 2017.
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
Based on currently available information, we estimate the value of deferred tax assets, net of liabilities will decrease by $18.8 million as of January 1, 2018 due to the reduction in the federal corporate tax rate, which will have no impact to income tax expense during the three months ended March 31, 2018 due to the full valuation allowance placed on the assets. Our revaluation of gross deferred tax assets is subject to further refinement as additional information becomes available and further analysis is completed.
We continue to evaluate our accounting policy for recording deferred taxes, if any, that would arise as a result of other new provisions established under the Act. This evaluation will be completed no later than one year from the date the Act was enacted.
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below (in thousands):

	Nine Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(3,880)	$(10,918)
Net cash provided by investing activities	1,269	10,589
Net cash provided by (used in) financing activities	(1,589)	191
Effect of exchange rate changes on cash and cash equivalents	952	(448)
Net decrease in cash and cash equivalents	$(3,248)	$(586)
At March 31, 2018, we had cash, cash equivalents and short-term investments of $88.6 million, which primarily consisted of corporate bonds, asset-backed securities, commercial paper, municipal securities and money market mutual funds held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of March 31, 2018, our accounts receivable balance was $51.2 million, of which Ford represented 64%.

Our future capital requirements will depend on many factors, including our ability to continue to increase our billings and control our expenses in fiscal 2018 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the expansion of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to continue to use cash in operating activities in the remainder of fiscal 2018 and we may experience greater than expected cash usage in operating activities if revenue or collections are lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, one of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash used in operating activities. Net cash used in operating activities was $3.9 million and $10.9 million in the nine months ended March 31, 2018 and 2017, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our automotive and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the nine months ended March 31, 2018, cash used in operating activities was primarily the result of a net loss of $62.5 million which was offset by non-cash charges for stock-based compensation of $7.6 million, goodwill impairment of $2.7 million, depreciation and amortization of $2.5 million and $46.8 million from changes in our operating assets and liabilities. In the nine months ended March 31, 2017, cash used in operating activities was primarily the result of a net loss of $34.5 million which was offset by non-cash charges for stock-based compensation of $7.2 million, depreciation and amortization of $1.9 million and $14.0 million from changes in our operating assets and liabilities.
Net cash provided by investing activities. Our investing activities provided $1.3 million and $10.6 million during the nine months ended March 31, 2018 and 2017, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the nine months ended March 31, 2018, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $5.8 million, partially offset by purchases of property and equipment of $4.6 million. In the nine months ended March 31, 2017, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $11.2 million.
Net cash provided by (used in) financing activities. During the nine months ended March 31, 2018 and 2017, our financing activities provided (used) cash of $(1.6) million and $0.2 million, respectively. In the nine months ended March 31, 2018, we utilized $2.1 million for payment of tax withholdings related to net share settlements of RSUs, which was partially offset by cash of $0.5 million provided from the exercise of stock options. In the nine months ended March 31, 2017, cash of $2.4 million was provided from the exercise of stock options, partially offset by the utilization of $2.2 million for payment of tax withholdings related to net share settlements of RSUs.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of March 31, 2018, we had an aggregate of $24.9 million of future minimum noncancelable financial commitments primarily related to office space under noncancelable operating leases and license fees due to certain of our third party content providers, regardless of usage level. The aggregate of $24.9 million of future minimum commitments were comprised of $2.5 million due in fiscal 2018; $6.7 million due in fiscal 2019; $5.2 million due in fiscal 2020; $3.5 million due in fiscal 2021; $3.1 million due in fiscal 2022; and $3.9 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2018, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016 and a hearing was held on December 21, 2017. A settlement has been reached and the plaintiff filed a motion for preliminary approval of class action settlement on March 5, 2018. The court granted preliminary approval of the class action settlement on April 30, 2018. The court scheduled the final approval hearing for September 6, 2018. The proposed settlement will be paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in the three months ended March 31, 2018, and recorded this amount as general and administrative expense in our consolidated statement of operations.
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
In August 2017, AT&T Mobility LLC (AT&T) and Sprint Spectrum L.P. (Sprint) sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five U.S. Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. We accrued $0.3 million related to these matters in the nine months ended March 31, 2018, and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations. On November 22, 2017, Location Based Services LLC entered into a Settlement and License Agreement with Telenav for the patents in suit and 15 other patents assigned to Location Based Services LLP.
In November 2017, Traxcell Technologies, LLC filed patent infringement lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas.  On November 9, 2017, AT&T tendered control of the defense of one of the patents alleged to be infringed upon in the case and sought indemnification for the entire amount of litigation expenses related to the patent and Telenav products, including discovery, defensive intellectual property rights and any judgment rendered in, or settlement of, the lawsuit.  On November 29, 2017, AT&T filed and was granted an unopposed application for extension of time to answer complaint.  On December 14, 2017, AT&T filed a second unopposed application for extension of time to answer complaint.  Telenav has not accepted tender of the defense.
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
As a percentage of revenue, our net loss was 70% and 27% in the nine months ended March 31, 2018 and 2017, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so and we may be unable to generate sufficient revenue from our automotive and advertising businesses to return Telenav to profitability in the short-term, if at all.
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
Once we are able to recognize revenue from new automotive products, we may be required to recognize that revenue over time if there are contractual service periods or other obligations to fulfill, such as specified contractual deliverables. Certain contractual service periods or other obligations currently extend up to ten years. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. As a result of these factors, we believe we will incur a net operating loss and we will incur net losses at least through fiscal 2018, and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•	the introduction of competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives;

•	the recent decision by Toyota to expand Apple's CarPlay compatibility to certain of its 2019 model year and beyond Toyota and Lexus vehicles;

•	the recent announcement by Ford of its intentions to modify its North America passenger car portfolio;

•
the seasonality and unpredictability of new vehicle production, including tooling and assembly changes and plant shutdowns, such as the potential impact to production of certain Ford pickup truck models in U.S. factories due to a May 2018 fire at a supplier plant;

•
changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the transition by Ford to its SYNC 3 platform, for which we have different revenue recognition criteria, or the adoption of our map update solution for Ford's Australia and New Zealand, Europe, North America, South America and China customers and its impact on the timing of our revenue recognition;

•	competitive pressures on automotive navigation pricing from low cost suppliers and for vehicles where consumers are extremely price sensitive;

•	the recent demonstration by Google of in-car integration of Android Auto with Google Maps which did not require a mobile handset;

•	investments made by HERE and TomTom in high definition maps that may be leveraged to displace our products and services in new vehicle models;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the effectiveness of our entry into new business areas;

•	the loss of our relationship, a change in our revenue model, or a change in pricing with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automotive OEMs;

•	the sale of vehicle brands by automotive OEMs, such as the sale of Opel and Vauxhall by GM in August 2017 to an automotive OEM with which we do not have an existing relationship;

•	the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;

•	the inability of our automobile manufacturer customers to attract new vehicle buyers and new subscribers for connected services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors and customer reviews of those products or services;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Ford represented approximately 59% and 69% of our revenue and approximately 67% and 67% of our billings in the nine months ended March 31, 2018 and 2017, respectively. In fact, during the three months ended March 31, 2018, we did experience a decline in revenue due primarily to a change in revenue recognition discussed below, and a decline in billings due primarily to a reduction in certain content costs that are passed through to Ford. We expect that Ford, other automobile manufacturers and OEMs will account for an increasing portion of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. However, our revenue and billings could potentially decline if Ford increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Ford previously announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto and recently announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue and billings from Ford if our products are replaced within vehicles by Ford with our competitors’ products or from price competition from third parties. Moreover, Ford recently announced its intention to modify its North American passenger car portfolio strategy. This could lead to a significant reduction in the sales of vehicles with our products as an option. We may not be able to mitigate the effect of any lost billings and revenue and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On December 15, 2017, we entered into an amendment with Ford that extends the term of the agreement from December 31, 2017 to December 31, 2018 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford awarded to us a further extension of the agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the agreement. The subsequent amendment was executed in March 2018. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. Although we have been awarded these programs, in the course of negotiating definitive agreements for the programs, the terms and conditions of the programs, including the pricing, the length of the programs and geographic scope of the programs, may change.
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
Because we and Ford entered into an agreement to provide our map update solution in conjunction with our on-board navigation product for Europe in the second half of fiscal 2017 and North and South America and China in the second half of fiscal 2018, certain revenue related to the on-board navigation product in these regions, which we had been recognizing upon delivery, is now recognized over time along with the new map updates. Offering map updates in Europe resulted in a substantial decline in our revenue and a substantial increase in our deferred revenue and deferred cost balances commencing in the second half of fiscal 2017 and continuing throughout fiscal 2018. We anticipate that these changes in revenue recognition will be mitigated when we adopt ASC 606 on July 1, 2018. However, our assessment of the impact of this standard is not complete. Revenue recognition will be further impacted by the recent amendment with Ford. The scope of our solution with Ford has expanded to include future milestone deliveries throughout calendar 2018. As a result, under current GAAP, all prospective royalties related to Ford will be recorded as deferred revenue until such milestone deliveries occur. This accounting treatment will further change when we adopt the new revenue recognition rules under ASC 606 on July 1, 2018. Accordingly, our revenue and profitability will continue to be affected by the revenue recognition requirements which do not reflect the economic substance of our transactions with Ford. Investors and securities analysts may not understand the subtleties of these revenue recognition requirements and the trading prices of our common stock may be negatively affected.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict if and when we will generate revenue from new customers. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. We entered into a contract with GM in 2014 to provide worldwide on-board and connected navigation services beginning in model year 2017 and continuing through model year 2025. Although our on-board and connected product launched in its first GM models, the Cadillac CTS and CTS-V, in February 2017 we did not recognize any revenue from the launch of the product in fiscal 2017 or the nine months ended March 31, 2018 due to specified future obligations. We expect that we will not recognize any revenue from GM for our on-board and connected navigation solutions during the remainder of fiscal 2018 due to these specified future obligations. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees and we cannot assure you that we will ever receive material revenue from these products and services.
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
The regulatory framework for privacy issues worldwide is still evolving. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) takes effect in May 2018. The GDPR replaces Directive 95/46/EC of 1995 and will be directly applicable in EU member states. Among other things, the GDPR regulates data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we cannot assure you that we will be fully compliant by the effective date. The GDPR imposes significant penalties of up to the greater of 4% of worldwide turnover and €20 million for breaches of data protection rules. As a result, we may be subject to fines and penalties, litigation, reputational harm and our business may be seriously harmed if we fail to protect the privacy of third party data or to comply with the GDPR or other applicable regimes. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile and advertising industries in particular. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices. To the extent that we or our clients are subject to new laws or recommendations or choose to adopt new standards, recommendations, or other requirements, we may have greater compliance burdens. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertiser or developer partners.
The advertising business is subject to seasonality, and we may not successfully grow our advertising revenue if we are unable to attract and retain advertisers.
We believe the advertising business is subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2017, 2016 and 2015, we experienced higher advertising revenue as the second quarter is traditionally stronger due to seasonality; however, advertising revenue subsequently declined sequentially in the three months ended March 31, 2018, 2017 and 2016. In fact, our advertising revenue in the three months ended March 31, 2018 was the lowest it has been in the last three years.
In order to grow our advertising business, we need to identify and attract a significant number of advertisers through our Thinknear platform. The mobile advertising market is highly competitive, and advertisers have many options through which to purchase mobile advertising. Our business will require us to attract and retain a large number of advertisers and will also require us to maintain the ability to purchase a large volume of inventory at competitively attractive rates.  Increased competition from other mobile advertising companies and technology developers could impair our ability to secure advertiser revenue.  Increased competition could also limit our ability to purchase inventory for advertising placements at an economically attractive rate.  We do not have substantial experience in selling advertising and supporting advertisers and may not be able to develop these capabilities successfully. We may not be successful in retaining experienced sales personnel or recruiting the number of sales personnel we need to scale or effectively train them to sell mobile advertising. Sales personnel may also be slow to ramp up their sales pipelines, negatively impacting our ability to grow. We may not succeed in attracting and retaining a critical mass of advertisers and ad placements and may not be successful in demonstrating the value of mobile advertising. If we are unable to improve the margins of our advertising business, it may not become profitable and may impair our ability to invest in new opportunities or become profitable as a whole.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple CarPlay or Google's auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford previously announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto and recently announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. Moreover, Toyota recently announced its intention to expand Apple’s CarPlay compatibility to certain of its 2019 model year and beyond Toyota and Lexus vehicles, which could lead to a significant reduction in the sales of vehicles with our Scout GPS Link mobile application as an option. We may not successfully increase our revenue from Ford or Toyota if our products are replaced within vehicles by Ford and Toyota with our competitors’ products or due to price competition from third parties.
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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. We report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, we conduct our impairment review each year or on an interim basis by segment, which can result in a different outcome than if assessed on an overall consolidated basis. During the three months ended March 31, 2018, certain mobile navigation customer contracts were amended and certain other customers indicated their intent with respect to terminating services in the near term. Based upon a qualitative assessment indicating that it was more likely than not that the fair value of the mobile navigation reporting unit was less than its carrying value, we performed an interim goodwill impairment test for our mobile navigation segment during the three months ended March 31, 2018. Based on the results of our test, the carrying value of our mobile navigation business exceeded its estimated fair value. Accordingly, during the three months ended March 31, 2018, we recognized a $2.7 million impairment of all of the goodwill associated with our mobile navigation segment.
Warranty claims, product liability claims and product recalls could subject us to significant costs and adversely affect our financial results.
We warrant our automotive navigation products to be free from defects in materials, workmanship and design for periods ranging from three months to seven years. If our navigation services or products contain defects, there are errors in the maps supplied by third party map providers or if our end users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. In addition, if any of our designed products are defective or are alleged to be defective, we may be required to participate in a recall campaign. These recall and warranty costs could be exacerbated to the extent they relate to global platforms or we are unable to deliver software updates over the air. Furthermore, recall actions could adversely affect our reputation or market acceptance of our products, particularly if those recall actions cause consumers to question the safety or reliability of our products. Warranty claims, a successful product liability claim or a requirement that we participate in a product recall campaign may adversely affect our results of operations and financial condition.
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
Our cash equivalent and short-term investment portfolio as of March 31, 2018 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2018, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
As of March 31, 2018, we had international operations in China, Romania, Germany, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and OEMs, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 93% and 88% of our total revenue in the nine months ended March 31, 2018 and 2017, respectively. However, our products are distributed globally in many different regions outside the United States, including South America, Europe, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in certain countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
A number of countries and local jurisdictions require certain licenses and/or government approvals in order to comply with regulations governing the creation or distribution map data and/or the provision of location based services, including the collection of location information. If we are unable to obtain the necessary licenses or approvals or fail to comply with the regulations in each jurisdiction where we or our partners offer location based products and services, we may be unable to offer to our partners or customers the full scope of planned products and services. In addition, should any map or location based services related regulations change, we may incur additional expense in modifying our existing products and product roadmaps to comply with the requirements of individual jurisdictions. Such laws or regulations or the imposition of new laws and regulations regarding the provision of map data or location based services may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of March 31, 2018, only four research analysts published reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. If our stock was to trade at prices below $5.00 per share in the future for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 42.1% of our common stock outstanding as of March 31, 2018. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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

TELENAV, INC.

Dated:	May 9, 2018	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	May 9, 2018	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

EXHIBIT LIST

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4.5	2009 Equity Incentive Plan, amended and restated as of January 24, 2018.	Filed herewith
10.26.21	Amendment No. 21, effective October 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.26.23+	Amendment No. 23, effective December 13, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.26.24+	Amendment No. 24, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.26.25+	Amendment No. 25, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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