Form 10-K
period 2018-06-30
Telenav, Inc.
filed 2018-09-12
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018

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
(408) 245-3800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 Par Value per Share	The NASDAQ Global Market
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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $148 million (based on a closing sale price of $5.50 per share as reported for the NASDAQ Global Market) on December 29, 2017. For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of June 30, 2018 was 44,870,602.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

TELENAV, INC.
FORM 10-K

Special Note Regarding Forward-looking Statements and Industry Data
This Annual Report on Form 10-K, or this Form 10-K, contains forward-looking statements that are based on our management's beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk factors,” “Management's discussion and analysis of financial condition and results of operations,” and “Business.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, regulatory environment and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
In this Form 10-K, "Telenav," “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries.
The names Chatbaka™, Geobehavioral™, Geocookie®, Geolink™, HopOver™, LivingMap™, Location Index ™, Location Score ™, ONMYWAY®, OpenTerra™, RealReach™, RoadSense™, Scout®, Scout GPS Link™, Sipity®, skobbler®, Situational Targeting™, Telenav®, Telenav GPS Navigator™, Telenav Navigator™, Telenav Scout™, Thinknear®, Thinknear GeoVideo™, ThinkPolitical™TrueDelta™, and TurnStream™, as well as the Telenav, Scout, skobbler and Thinknear logos are our trademarks. All other trademarks and trade names appearing in this Form 10-K are the property of their respective owners.

ii

PART I.

ITEM 1.	BUSINESS
Overview
Telenav is a leading provider of location-based products and services for connected cars and advertising. We utilize our connected car platform and our advertising platform to deliver these products and services. Our connected car platform allows us to deliver enhanced location-based navigation services to automobile manufacturers and tier one suppliers, or tier ones. Our advertising platform, which we provide through our Thinknear subsidiary, leverages our location expertise and delivers highly targeted advertising services to advertisers and advertising agencies. We report results in three business segments: automotive, advertising and mobile navigation. Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal years ended June 30, 2016, 2017 and 2018 and ending June 30, 2019 as fiscal 2016, fiscal 2017, fiscal 2018 and fiscal 2019, respectively. Our total revenue was $183.3 million in fiscal 2016, $169.6 million in fiscal 2017 and $106.2 million in fiscal 2018. Our net loss was $35.3 million in fiscal 2016, $47.3 million in fiscal 2017 and $89.1 million in fiscal 2018.
We derive revenue primarily from automobile manufacturers and tier ones, advertisers and advertising agencies. We receive revenue from automobile manufacturers and tier ones whose vehicles or systems incorporate our proprietary personalized navigation software and services. These manufacturers and tier ones generally do not provide us with any volume or revenue guarantees. In addition, we have a strategic business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners, which work closely with local and small business advertisers.
Our legacy mobile navigation business has declined steadily since fiscal 2013, and we expect it to continue to decline and represent less than 10% of our consolidated revenue commencing in the first quarter of fiscal 2019. We began offering our mobile navigation services in 2003. Our mobile navigation business generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. The mobile navigation business has declined both in absolute dollars and as a percentage of revenue from $116.4 million, or 61% of our revenue, in fiscal 2013 to $13.4 million, or 12% of our revenue, in fiscal 2018, as subscriptions for paid navigation services declined in favor of free or freemium navigation services offered by our competitors with greater resources and name recognition, such as Google and Apple. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines. In the event our mobile navigation business ceases to be profitable we may ultimately elect to terminate our legacy wireless carrier mobile navigation business to the extent allowable under our contractual arrangements.
For our automotive manufacturer and tier one customers, we offer our connected car products and services for distribution with their vehicles and systems. We believe our history as a supplier of cloud-based navigation services combined with our proven track record of delivering navigation solutions to three of the top five global automobile manufacturers provides a unique advantage in the automotive navigation marketplace over our competitors.
We offer four variations of our connected car products and services to our automobile manufacturer and tier one customers. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. Second, we offer advanced navigation solutions that contain on-board functionality and also add cloud functionality such as cloud search, cloud routing, map updates and “live” data. We refer to these solutions as hybrid navigation. Third, we offer mobile phone-based navigation solutions that run on the phone and provide an interactive map and navigation instructions to the vehicle's video screen and audio system, which we refer to as brought-in navigation. Finally, we offer a Navigation Software Development Kit, or SDK, that enables our customers to add mapping and location capabilities to their cloud, mobile and on-board automotive applications.
We provide our connected car products and services directly to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 55% of our revenue in fiscal 2018, General Motors Holdings and its affiliates, or GM, and Toyota Motor Corporation, or Toyota. We also provide our products and services indirectly through tier ones such as XEVO, Inc., or XEVO, for certain Toyota solutions; LG Electronics, Inc., or LG, for certain Opel solutions; and Panasonic Automotive Systems Company of America, or Panasonic, for certain Fiat Chrysler Automobiles, or FCA, solutions.

We believe our advertising delivery platform offers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We also believe that we are experts in location-based advertising and offer differentiated value to brick-and-mortar and brand advertisers through our location based ad targeting capabilities. Our technology focuses on leveraging the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through advertising exchanges using programmatic real-time bidding, or RTB, tools.

Automotive Navigation
Industry background
The automotive industry is going through a significant transformation due to the convergence of connectivity, autonomy, shared mobility and electrification, or CASE. In addition, due to high consumer expectations set by mobile phones, consumers are demanding user friendly products that are well integrated, always up-to-date and easy to use. Our market research has shown that in-vehicle infotainment is one of the features that drivers value most when purchasing a new car.
We believe, and market studies by Strategy Analytics indicate, navigation has been and will continue to be one of the highest demanded features within in-vehicle infotainment systems. With the current CASE trends, navigation and the navigation platform will become increasingly important because the services used for in-vehicle infotainment either stem from or must work with the navigation system. Therefore, navigation will become integral to providing a seamless infotainment experience. For example, driver safety continues to be a key priority for government regulators and automobile manufacturers globally and the European New Car Assessment Program (NCAP) gives safety incentive points to vehicles with the Speed Assist Systems (SAS) features, some of which require mapping and navigation software. Due to these pressures, automobile manufacturers are adding navigation as a standard feature on more vehicles.
Navigation is an essential aspect of autonomous vehicles as mapping and navigation are required to localize the vehicle and guide it to its destination. For shared mobility, finding the nearest vehicle to a rider and routing the vehicle requires mapping and navigation. For electric vehicles, range planning, optimization of energy use and finding charging stations along the route are enabled by mapping and navigation. For these reasons navigation is becoming increasingly important and a key element of future vehicle infotainment and safety systems.
Industry challenges
The automotive industry is experiencing increasing pressures from new entrants such as Tesla and other industries, such as the mobile handset industry, that have fast innovation and execution, which enable them to capitalize on current trends. As a result, traditional automobile manufacturers are striving to keep up with consumer demands for new and updated content on the infotainment system, which previously was not capable of being updated without inconveniencing the consumer. According to Strategy Analytics, a leading automotive market research firm, customers consider on-board access to connected applications an important factor in determining their purchase decision. Consumers are strongly indicating their desire to access connected apps through their vehicle’s controls and displays. Automobile manufacturers that enhance the in-vehicle experience with cloud connectivity and improved infotainment capabilities can find greater acceptance from consumers, but the delivery of these capabilities is technically challenging and not a traditional part of the automobile manufacturer's capabilities or supply chain. This challenge is driving automobile manufacturers to seek new partners to create differentiated in-car experiences. Automobile manufacturers are also under pressure because of the recent introduction of brought-in platforms and products such as Apple's CarPlay and Google's Android Auto along with other initiatives, including Open Automotive Alliance, which take control of the products and platforms away from the automobile manufacturers or tier one and could diminish brand loyalty to the automobile manufacturer. To counter this, automobile manufacturers are investing heavily in their infotainment solutions and leveraging their ability to provide better integration of the various automobile systems resulting in hybrid navigation services that are seamlessly integrated with in-vehicle displays (center screen, cluster, heads up display, rear-seat), speakers, voice recognition and vehicle sensors and therefore extremely easy to use. This integration of the infotainment also improves the safety of the driving experience by allowing drivers to "keep their hands on the wheel and eyes on the road."
Our competitive strengths
Automobile manufacturers procure the various elements of each car that they manufacture from third party suppliers directly and through tier ones. We work directly with automobile manufacturers such as Ford, GM and Toyota, as well as through tier ones. Our strong track record as a provider of connected and personalized navigation services to mobile phones and our history of working with large wireless carriers has helped us develop skills and technology that are well suited to meet the demands faced by today's automobile manufacturers and tier ones. The sales cycle for automotive navigation systems is long, consultative and requires direct and continuous engagement with the automobile manufacturer and tier ones to succeed in securing business. Often the automobile manufacturer uses the sales process to help it define the ultimate product that it delivers to its end users in a way that not only enhances customer experience but also allows the automobile manufacturer to differentiate itself from the competition. We believe that our success with on-board, brought-in and hybrid navigation solutions at Ford, GM and Toyota, and the continuing shift in emphasis to connected services has demonstrated the strength of our offerings to other automobile manufacturers and tier ones. Through our ongoing collaboration with automobile manufacturers, we remain aligned with their goals and offer solutions that allow them to differentiate against other competitors, providing their users with a superior experience and, as a result, creating brand loyalty among their customers.
Our automotive products and services
We entered the automotive navigation services business in fiscal 2008, initially with Ford, and our first on-board navigation product was launched in Ford's model year 2010 vehicles. Since that time, we have been working with Ford and other automobile manufacturers and tier ones to deploy our various navigation products and services worldwide through on-board, brought-in and hybrid systems.
Our primary automotive customer to date, Ford, currently distributes our on-board product as a standard or optional feature in certain of its models and locations. More recently, this solution has been enhanced with a phone-based connectivity feature providing key search capabilities. Our navigation products are now included in Ford models principally manufactured and sold in North America, South America, Europe and China, as well as distributed in models sold in Australia and New Zealand. In each geography where we provide navigation products to it, Ford also provides a map update program under which Ford owners in North America, South America, China and Europe with SYNC® 3 and in Australia and New Zealand with SYNC® 2 or SYNC 3 are eligible to receive annual map updates at no additional cost through the contractual period with the respective entity.
In December 2017, we announced that Ford had chosen Telenav to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. We were not awarded the contracts for Europe, South America and Australia and New Zealand.
We have agreements with GM to provide our on-board and hybrid navigation solutions in its vehicles. Our navigation SDK powers GM's OnStar RemoteLink, and associated branded mobile applications, MyBuick, MyCadillac, MyChevrolet and MyGMC. GM also offers a localized version of our on-board, hybrid and mobile solutions for the Opel and Vauxhall brands in Europe. GM sold its Opel and Vauxhall brands to PSA Group in August 2017, and we continue to engage in development of similar solutions for Opel and Vauxhall.
We were selected to provide entry level on-board navigation through LG, a tier one supplier for GM's select line of vehicles, for the European market. This solution launched in Opel's Adam, Corsa, Karl and Zafira model vehicles in 2017. These products are expected to be made available in select vehicles for model years 2019 to 2022.
In February 2017, GM launched its first model featuring integration of our hybrid navigation solution in North America, the 2017 Cadillac CTS and CTS-V. Our solution is now available on the 2018 Cadillac CTS, CTS-V, ATS and XTS models, as well as select 2018 GM Terrain vehicles. GM also recently launched our hybrid navigation solution on model year 2019 truck and SUV/CUV models, including Chevy Silverado, GMC Sierra and Chevrolet Equinox. GM has launched vehicles with our hybrid navigation solution in China and the Middle East. Our hybrid navigation solution is scheduled to become available in additional regions and GM models for model years 2019 to model year 2025.
We have a partnership with Toyota for brought-in navigation services where our Scout GPS Link mobile application is enabled to connect with select Entune® Audio equipped Toyota vehicles and in select Lexus Enform® equipped Lexus models in the United States and Canada. Toyota and Lexus vehicles enabled to connect with our Scout GPS Link began shipping in August 2015 and September 2016, respectively.
In January 2017, we and Xevo announced that Scout GPS Link and XevoTM Engine Link were chosen to provide brought-in navigation services, including a fully interactive moving map, for select Toyota vehicles equipped with Entune 3.0 Audio, as well as select Lexus vehicles equipped with Lexus Enform. Our fully interactive solution is available on select model year 2018 Toyota Camry and Sienna and Lexus NX and RC models, and was recently expanded to select model year 2019 Toyota Corolla hatchback, Avalon and CHR models. On these same Toyota and Lexus models, a premium embedded connected navigation option is also available that provides cloud-based search, powered by our navigation SDK. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers.
In August 2017, Daimler AG, or Mercedes, selected Telenav’s enhanced OpenStreetMap, or OSM, platform and navigation SDK to power its Mercedes-Benz COMAND TOUCH® Rear Seat Entertainment system throughout the world. Our solution will provide mapping for rear seat entertainment.
In January 2018, we announced that our on-board navigation solution will be offered in select Jeep and Chrysler vehicles in the China market through Panasonic, a tier one supplier for FCA, in the FCA Uconnect system. Our embedded navigation is included in the 2018 Jeep Grand Cherokee and Grand Commander and is expected to be included in Jeep Cherokee and Compass when those models debut in China later in the year.
Going forward, we anticipate more automobile manufacturers and tier ones will offer our hybrid navigation solutions with up-to-date data such as traffic, fuel prices, maps and points of interest, or POIs, to deliver an enhanced user experience. In addition, as the market transitions to cars that are “always connected,” we expect our product and service offerings to become more personalized, safer and seamlessly integrated with other functions in the infotainment system, resulting in a better overall user experience.
Platform and architecture
Our automotive navigation product architecture is designed with flexibility in mind such that we may deliver custom solutions efficiently, to meet the unique requirements of automobile manufacturers and tier ones. We have created and continue to enhance our automotive reference product, or ARP, which will serve as the foundation for our custom solutions and also allow us to show automobile manufacturers our latest on-board, brought-in and hybrid navigation capabilities. In addition, we provide our cloud services via a standard application programming interface, or API, via our navigation SDK for those manufacturers seeking cloud services only, such as GM's mobile companion app.
We have developed proprietary technologies to provide location-based on-board, brought-in and hybrid mapping and navigation services. Our on-board navigation products include a broad set of services including local search for addresses and business, converting addresses to latitude and longitude coordinates known as geocoding, routing, map rendering, traffic decoding and processing, multi-level map matching, map updates, navigation and guidance. We have also developed customized technology to improve the quality of speech recognition for address and POI searches.
Our cloud location-based services platform includes our engines for routing, mapping, local search, voice recognition, geo data aggregation, traffic, personalization, sensor processing, and a digital location-based advertising platform. We leverage our existing back-end cloud technologies for deployment to automobile manufacturer and tier one applications.
Our proprietary location-based services platform provides fast route and map generation while optimizing the route based on real-time traffic conditions. It also includes a local search technology so users can find addresses and POIs easily, to which users can then be routed. Because our proprietary platform uses computing resources efficiently, we are able to scale our servers economically for our automotive solutions.
Our back-end cloud services allow us to deliver up-to-date location based data and services to support our on-board navigation technologies. Our platform is designed to be content agnostic and offers the flexibility to use various data providers for maps, POIs, traffic and other location-based content services. This enables the automobile manufacturer or tier one to offer best of breed content, by region, to delight their drivers. It also allows more competitive content pricing by offering the automotive manufacturer or tier one the option of seeking bids from more than one content provider. We have expanded our navigation offering to add Advanced Driver Assistance Systems, or ADAS, capabilities. Our initial ADAS feature, called e-horizon, predicts the path of the user and extracts relevant map attributes to tell the vehicle about upcoming road characteristics such as curvature and elevation. This information may be used by the vehicle to alert the driver of unsafe conditions, actuate the car and also improve fuel economy.
In January 2014, we acquired skobbler GmbH, or skobbler, a leading provider of technologies that enhance the collection and use of OSM mapping data. By combining skobbler's technologies with other proprietary Telenav technologies, we have developed a range of OSM capabilities that allow us to use crowd sourced maps for more advanced services such as navigation. We deployed OSM as part of our Toyota Entune Audio Plus and Lexus Display Audio multimedia products. We believe that focusing our efforts on OSM will provide us with a competitive advantage and expand the nature and extent of our product offerings.

Advertising Platform
Industry background
Mobile advertising provides advertisers with many benefits over traditional advertising media and PC-based online advertising, such as anytime, anywhere access, personalization, location targeting and relevance. The development of the mobile advertising ecosystem has mirrored the development for online PC-based advertising. Advertising delivered to mobile devices has the potential to increase the impact and relevance of an ad to the user, because of the ability to identify the current location of the user and remember the user's prior locations. Location is a powerful indicator of an individual's interests and likely actions because it provides context about the user that is not available in traditional advertising. For example, an ad can be targeted to a consumer who is in close proximity to a retail store, or to a consumer who may live in an area that advertisers wish to target based on demographics or other characteristics. Given the benefits of mobile advertising as compared to traditional offline advertising and PC-based online advertising, we expect that marketers will continue to shift their advertising budgets to mobile as this market continues to grow.
Industry challenges
The mobile advertising marketplace is a dynamic, fast growing industry with many new participants. Advertisers are transitioning significant portions of their marketing budgets to the mobile market where many of the traditional approaches to engaging customers are not effective. These advertisers need to be able to conduct ad campaigns that achieve favorable return on investment, or ROI. To measure ROI, advertisers typically include elements related to message reach, audience targeting capabilities and campaign effectiveness measurements.  Advertisers are particularly focused on measures of effectiveness for mobile ad campaigns, but the elements by which ROI of mobile ad campaigns are measured are evolving and not as well understood as traditional advertising campaigns. The mobile advertising market is comprised of application developers, advertising networks, advertising agencies, advertising exchanges and demand-side platforms, among others.  The various market participants tend to focus on specific elements of the market and each tries to deliver unique technology offerings to assist advertisers. Some focus on targeting, others on audience data and still others on the location information that makes the mobile marketplace distinct from all other advertising opportunities. Thinknear uses location data to build consumer insights, develop targeting tools, and create unique audiences that enable brands to connect with mobile consumers. While we are optimistic about the potential for in-vehicle advertising, we expect that it will take two to three years or longer before we start seeing any significant revenue from this channel.
Our competitive strengths
Our location-based advertising solution combines large scale access to programmatic inventory, our ability to focus on particular audiences, and dynamic user content that is customizable based on location.
We have developed a number of techniques that allow us to differentiate between the effectiveness of ad impressions that include highly-accurate location data and those that do not. Our proprietary Location Score™ technology measures the accuracy of location information within advertising impressions in order to build audience segments that can be targeted for our customers. Our ability to effectively filter out inaccurate data is a key competitive advantage in the rapidly shifting mobile advertising space.
Because of our ability to identify real-time and historical location data, as well as our ability to ingest contextual targeting data, we can target our ads on specified demographics and advertiser-defined customer segments. For example, an ad delivered in a geographic area where it happens to be raining can provide a rain-related message. An ad for sunblock can be limited to areas with a high level of sunlight and ultraviolet radiation. In addition, it is our ability to do this at significant scale due to number of users and volume of data that allows advertisers to reach their target audience. We continue to believe that our location-based advertising business is a strategic component of our connected car roadmap, especially as it relates to potential new revenue streams from in-car ads.
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

Targeting - We offer a variety of targeting tools to our advertising clients to improve the performance of the campaigns. Our targeting tools include both audience-focused tools centered on reaching specific customer segments and proximity-based tools focused on driving foot traffic to retail locations and other direct-response-related metrics.
Reports and metrics - We offer clients a broad range of reporting tools that allow them to monitor their advertising campaigns. The rich set of analytics and insights provided by our platform enable advertisers to understand in real time what is happening with respect to any of the campaigns being run by us.
Platform and architecture
Our mobile advertising platform is hosted in the cloud, primarily by Amazon Web Services, or AWS. We leverage the flexibility and scalability of cloud service providers to meet our scale requirements.
We have developed proprietary technologies that enable us to deliver location-based advertising across all types of mobile devices at scale. Our platform integrates location-enabled mobile advertising inventory with a number of contextual and location-based triggers to allow us to target mobile users. Our platform permits us to analyze, bid and deliver ad impressions through advertising exchanges in less than 30 milliseconds and to do so on billions of potential impressions every day. In addition, we are able to target our mobile campaigns based on a variety of criteria beyond location. Our platform was built to provide scalability through the use of machine-based decision processes, which allows us to execute thousands of campaigns, each with complex targeting criteria across multiple inventory sources.

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
We entered into hosted service agreements with AWS for primary resource capacity and disaster recovery capacity. Pursuant to the service agreements, AWS provides leased facility space, power, cooling and Internet connectivity for a term of one year, and such agreements are subject to renewal.
We have similar arrangements with Alibaba Group Holding Limited’s cloud computing business unit, Alibaba Cloud, to provide hosting services for our location services in China.

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

Research and development
Our research and development organization is responsible for the design, development and testing of our services and products. Our engineering team has deep expertise and experience in in-car embedded software, mobile software, location technologies and cloud services and we have a number of personnel with longstanding experience with location services applications and scaling hosted service models. In addition, through our acquisition of Thinknear and our own internal efforts, we have developed expertise in real time bidding and targeted advertising capabilities.

Our current research and development efforts are focused on:

•	timely execution and delivery of contracted customer solutions;

•	enhancing our unified platform that enables more efficient deployment of our solutions across multiple customers and programs;

•	improving and expanding features, functionality and performance of our existing services;

•	creating new applications, services and functionality for vehicles and mobile phones;

•	developing key technology and content to reduce third party costs;

•	developing innovative and engaging advertising products that allow for highly effective targeting of end users and provide for accurate measurement of behavior; and

•	building features and functionality that allow OSM to be enhanced.
Our development strategy is to identify features, services and products that are, or are expected to be, needed or desired by end users and provide our customers with a means to differentiate themselves against their competitors.
As of June 30, 2018, our research and development team consisted of 644 people, 182 of whom are located in Santa Clara and Culver City, California and 462 of whom are located in Cluj, Romania; Shanghai and Xi'an, China; Berlin, Germany; and Incheon, South Korea. Our U.S., China and Romanian research and development operations function together to provide service and product development for our automotive customers. Our Romanian development efforts also focus on our OSM products. Our research and development expenses were $68.9 million, $73.1 million and $87.5 million for fiscal 2016, 2017 and 2018, respectively.
Marketing and sales
Automotive Navigation
In connection with sales efforts directed at automobile manufacturers and tier ones, we employ a sales team that focuses on targeted customers and responds to requests for proposals and related sales opportunities.
The development and sales cycle for automotive navigation products and services is substantially longer than those associated with our advertising network services. The automotive sales cycle is consultative and requires direct and continuous engagement with the customer to succeed in securing a design win. A typical sales cycle is 12 to 18 months long. Often the automobile manufacturer uses the sales process to help it to define the ultimate product that it chooses to deliver to its end users. Generally, design wins for vehicles are awarded 24 to 36 months prior to the anticipated model year launch of the vehicle, as it takes this much time to develop and integrate the software and cloud services. Once we launch services with an automobile manufacturer, our application and services are typically bundled with vehicles for multiple years.
Advertising Platform
Marketing. We market our advertising services based upon our location and data expertise. We are building brand recognition and customer relationships based upon a consultative relationship with key advertising buyers, primarily advertising agencies and large brand marketers.
Sales. We are engaged in direct sales efforts to expand the reach of our mobile advertising solutions. We strive to improve the efficiency and productivity of our sales force to help us grow the business to sustainable profitability.
Customers
We derive revenue primarily from automobile manufacturers and tier ones, and advertisers and advertising agencies. More specifically, we derive our revenue primarily from automobile manufacturers and tier ones whose vehicles contain our proprietary software and are able to access our navigation services. In addition, we have a strategic business in mobile advertising where our customers are primarily advertising agencies that represent national and regional brands, and channel partners that work closely with local and small business advertisers. To a lesser extent, we have legacy relationships with wireless carrier customers to provide mobile navigation services to their subscribers through mobile phones.

We generate revenue from automobile manufacturers and tier ones for delivery of customized software and royalties from the distribution of this customized software for on-board and hybrid automotive navigation solutions. In addition, we earn royalties from brought-in navigation services for vehicle applications powered by our location-based services platform. We typically enter into long term supply arrangements with our auto customers to provide our solutions across multiple car models in multiple regions around the world.
We also generate revenue from advertisers and advertising agencies for the delivery of advertising impressions based on the specific terms of the advertising contract.
Our revenue from customers located in the United States comprised 97%, 88% and 94% of our total revenue for fiscal 2016, 2017 and 2018, respectively.
Ford
We are substantially dependent on Ford for our billings and revenue. In fiscal 2016, 2017 and 2018, Ford represented 71%, 69% and 55% of our revenue, respectively, and 68%, 68% and 66% of billings, respectively. We expect Ford to represent a significant portion of our billings and revenue for the foreseeable future, with Ford's percentage of our revenue anticipated to increase with our adoption of ASC 606, Revenue from Contracts with Customers, on July 1, 2018.
We provide on-board navigation solutions to Ford pursuant to an agreement dated October 12, 2009. Our automotive products are now included in Ford models manufactured and sold in North America, Europe and China, as well as distributed in models sold in South America, Australia and New Zealand. On December 14, 2017, Ford awarded to Telenav a further extension of the agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the agreement. The subsequent amendment was executed in March 2018. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. We were not awarded the contracts for Europe, South America and Australia and New Zealand.
We are the preferred provider for on-board navigation integrated with Ford's SYNC 2 and SYNC 3 platforms during the term of the agreement.
We have also entered into amendments with Ford such that Ford Europe and Ford Australia and New Zealand also provide a map update program under which Ford owners with SYNC 2, with respect to Australia and New Zealand only, or SYNC 3 in all geographies where we provide SYNC 3 products are eligible to receive annual map updates at no additional cost through the contractual period.
In fiscal 2017, we also entered into amendments of our agreement with Ford pursuant to which Ford’s joint venture in China, Changan Ford Automobile Co., Ltd, became the primary contracting party for our relationship with Ford in that region.
Our agreement with Ford relating to navigation solutions integrated with Ford's SYNC 2 and SYNC 3 platforms allows for renewals for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal. Our agreement with Ford also allows either party to terminate the agreement if the other party is insolvent or materially breaches its obligations and fails to cure such breach.
GM and LG
We have an agreement with GM to provide our navigation services for GM's vehicles globally, which expires on December 31, 2025. Additionally, we have an agreement with LG to provide our on-board navigation solution to LG for select Opel vehicles for the European market. Such agreement expires June 30, 2022. Our agreements with GM, as well as our agreement with LG, allow either party to terminate the agreement if the other party is insolvent or breaches its obligations and fails to cure such breach, and permit GM, or LG as applicable, to terminate at its convenience.
Our hybrid navigation solutions are available on select model year 2018 GM vehicles in markets including North America, Australia and New Zealand, and in China with Shanghai-GM, or SGM. Our on-board navigation solutions are available on select model year 2018 Opel vehicles. We have also started offering our hybrid and on-board navigation solutions in select model year 2019 GM vehicles. Under our agreements with GM, we are obligated to provide our navigation products and services for additional models and regions through model year 2025.
Indemnification under automotive customer agreements

Under our agreements with Ford and GM, we have obligations to indemnify each of them against, among other things, losses arising out of or in connection with any claim that our technology or services infringe third party proprietary or intellectual property rights. Our agreements with each of Ford and GM may be terminated in the event an infringement claim is made against us and it is reasonably determined that there is a possibility our technology or service infringed upon a third party's rights.
Safeguards against unauthorized data usage
We employ administrative, physical and technical safeguards as part of our efforts to prevent unauthorized collection, access, use and disclosure of our end users' private data and to comply with applicable federal, state and local laws, rules and regulations. We do not use any end user data for direct marketing or promotions without the consent of the user and do not store any user location information that personally identifies the end user except to deliver and support our services. We are also required to comply with our customers' privacy and data securities policies.
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
We seek to patent key concepts, components, protocols, processes and other inventions. As of June 30, 2018, we held 148 U.S. patents and 133 foreign patents expiring between April 11, 2020 and April 27, 2036, and have 61 U.S. and 34 foreign patent applications pending. Of the pending 61 U.S. patent applications, 60 are nonprovisional utility patent applications. These patents and patent applications may relate to features and functions of our services and the technology platforms we use to provide them. We have filed, and will continue to file, patent applications in the United States and other countries where there exists a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
As of June 30, 2018, we owned the U.S. Patent and Trademark Office registered trademarks for Geocookie®, ONMYWAY®, Scout®, Sipity®, skobbler®, Telenav®, and Thinknear®, as well as the logos for Telenav, Scout and skobbler. We also own the Telenav registered trademark in Canada, China, the European Union, Mexico and the United Kingdom. We have several unregistered trademarks, including the marks Chatbaka™, Geobehavioral™, Geolink™, HopOver™, LivingMap™, Location Index ™, Location Score ™, MapStream™, OpenTerra™, RealReach™, RoadSense™, Scout GPS Link™, Situational Targeting™, Telenav GPS Navigator™, Telenav Navigator™, Telenav Scout™, Thinknear GeoVideo™, ThinkPolitical™, TrueDelta™, and TurnStream ™, as well as the Thinknear logo.
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
We also enter into various types of licensing agreements to obtain access to technology or data that we utilize in connection with our navigation services. Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. Our most important agreements are with the providers of maps pursuant to which we generally pay a monthly fee per end user or copy or a per transaction fee. We obtain map data from HERE North America, LLC, or HERE, pursuant to a master data license agreement dated December 1, 2002. HERE is principally owned by a consortium consisting of Audi AG, or Audi, BMW AG, or BMW, and Mercedes. Our agreement with HERE was automatically renewed under its existing terms through January 31, 2019, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. In addition, we have entered into separate territory license agreements with HERE under which we are licensed to use certain map data for particular programs with certain of our current automotive customers to fulfill their requirements. The term of these territory licenses with HERE vary based on the customer and program, and can be extended for additional periods. Our agreement with HERE also allows a party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach.

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
We compete in the automotive navigation market with established automobile manufacturers and tier ones and providers of on-board navigation services such as AISIN AW CO., Ltd, or AISIN, AutoNavi Software Co., Ltd., or AutoNavi, Robert Bosch GmbH, or Bosch, Elektrobit Corporation, or Elektrobit, Garmin Ltd., or Garmin, HERE, Navinfo Co., Ltd., or Navinfo, NNG LLC, or NNG, Shenyang MXNavi Co., Ltd., or MXNavi, and TomTom North America, Inc., or TomTom, as well as other competitors such as Apple and Google.
We compete in the advertising services business with mobile platform providers, including Google, Facebook, Inc., or Facebook, Oath, Inc., or Oath, GroundTruth, Inc., or GroundTruth, Verve Wireless, Inc., or Verve Wireless, PlaceIQ, Inc., or PlaceIQ, and NinthDecimal, Inc., or NinthDecimal, among others.
Competition in our markets is based primarily on pricing and performance including features, functions, reliability, flexibility, scalability and interoperability; automobile manufacturer, tier one and advertising agency relationships; technological expertise, capabilities and innovation; price of services and products and total cost of ownership; brand recognition; and size and financial stability of operations. We believe we compete favorably with respect to these factors based upon the performance, reliability and breadth of our services and products and our technical experience.
Some of our competitors and potential competitors enjoy advantages over us, either globally or in particular geographic markets, including with respect to the following:

•	significantly greater revenue and financial resources;

•	ownership of mapping and other content allowing them to offer a more vertically integrated solution;

•	stronger brand and consumer recognition in a particular market segment, geographic region or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger automobile manufacturer, tier one, advertising agency and advertiser relationships;

•	more financial flexibility and experience to make acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.
Our competitors’ and potential competitors’ advantages over us could make it more difficult for us to sell our navigation services and advertising services, and could result in increased pricing pressures, reduced profit margins, increased sales and marketing expenses and failure to increase, or even the loss of, market share or expected market share, any of which would likely cause harm to our business, operating results and financial condition.
Employees
As of June 30, 2018, we employed 784 people, including 644 in research and development, 56 in sales and marketing, 27 in customer support, data center operations, and advertising operations, and 57 in a general and administrative capacity. As of that date, we had 271 employees in the United States, 256 in China, 236 in Romania, 13 in Germany, 6 in Korea and 2 in Japan. We also engage a number of temporary employees and consultants. None of our employees is represented by a labor union or is a party to a collective bargaining agreement.

Executive Officers of the Registrant
The following table sets forth the names, ages (as of June 30, 2018) and positions of our executive officers:

Name	Age	Position
Dr. HP Jin	54	President, Chief Executive Officer and Chairman of the Board of Directors
Michael Strambi	56	Chief Financial Officer and Treasurer
Salman Dhanani	45	Co-President, Automotive Business Unit
Philipp Kandal	35	Senior Vice President, Engineering
Lily Toy	38	General Counsel and Secretary
Hassan Wahla	46	Co-President, Automotive Business Unit
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
Risk related to our business
We incurred losses in each period since fiscal 2015. We expect that we will incur losses during fiscal 2019 and we do not know when, or if, we will return to profitability, as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 84%, 28% and 19% in fiscal 2018, 2017 and 2016, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so and we may be unable to generate sufficient revenue from our automobile navigation and advertising businesses to return Telenav to profitability in the short-term, if at all. In January 2018, the terms of our contract with Ford changed to include expanded services, a longer term and future milestone deliveries. These changes resulted in a significant deferral of revenue, reduction of revenue recognized and an increase in losses incurred in fiscal 2018.
We anticipate that we will continue to incur net operating losses during fiscal 2019. These expected losses are also due to the expected continued decline in our higher margin mobile navigation revenue and the costs we expect to incur prior to generating revenue in connection with new automotive navigation products and services that will not be integrated into production vehicles for several years, if at all. The time required to develop, test and deploy products between the time we secure the award of a new contract with any automobile manufacturer or tier one, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources prior to entering into contracts with automobile manufacturers and tier ones contribute to these expected losses. We also expect to continue to experience pressure on pricing in our negotiations with automobile manufacturers and tier ones as we enter into negotiations for contract renewals or new products where we are competing with larger suppliers that are competing on price, rather than features, or for vehicles where customers are price sensitive regarding navigation solutions or where the automobile manufacturer is considering brought-in solutions such as Apple CarPlay or Google's Android Auto.
Although we are working to replace the continued decline in wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer term revenue. For example, the design cycle for automotive navigation products and services is typically 18 to 24 months and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our relationship with GM. In addition, the revenue commencement at initial launch may not be significant depending on the automobile manufacturer's or tier one's launch timing schedule across vehicle models and regions. For example, although our hybrid product with GM launched in February 2017, it has only launched in select vehicle models and we do not have any control over when and whether it launches in other GM models.
Once we are able to recognize revenue from new automotive products, we may be required to recognize that revenue over time if there are contractual service periods or other obligations to fulfill, such as specified contractual deliverables. Certain contractual service periods or other obligations currently extend up to ten years. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. As a result of these factors, we believe we will incur a net operating loss and we will incur net losses during fiscal 2019, and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•	competitive in-car platforms and products, such as Apple's CarPlay and Google's auto initiatives;

•	the recent decision by Toyota to expand Apple's CarPlay compatibility to certain of its 2019 model year and beyond Toyota and Lexus vehicles;

•	the recent announcement by Ford of its intentions to modify its North America, and potentially European, passenger car portfolio;

•
the seasonality and unpredictability of new vehicle production, including tooling and assembly changes and plant shutdowns, such as the potential impact to production of certain Ford pickup truck models in U.S. factories due to a May 2018 fire at a supplier plant;

•
changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the transition by Ford to its SYNC 3 platform, for which we have different revenue recognition criteria, or the adoption of our map update solution for Ford's customers in multiple geographies and its impact on the timing of our revenue recognition;

•	competitive pressures on automotive navigation pricing from low cost suppliers and for vehicles where consumers are extremely price sensitive;

•	the recent demonstration by Google of in-car integration of Android Auto with Google Maps which did not require a mobile handset;

•	investments made by HERE and TomTom in high definition maps that may be leveraged to displace our products and services in new vehicle models;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the impact on vehicle sales resulting from tariffs on imported vehicles and parts and disruption to automobile manufacturer supply chains resulting therefrom;

•	the effectiveness of our entry into new business areas;

•	the loss of our relationship, a change in our revenue model, or a change in pricing with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users, automobile manufacturers and tier ones;

•	the sale of vehicle brands by automobile manufacturers to an automobile manufacturer with which we do not have an existing relationship;

•	the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;

•	the inability of our automobile manufacturer customers to attract new vehicle buyers and new subscribers for connected services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors and customer reviews of those products or services;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•
general economic, industry and market conditions that impact expenditures for new vehicles, smartphones and mobile location services in the United States and other countries where we sell our services and products;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	changes in our effective tax rates; and

•	the impact of new accounting pronouncements such as ASC 606.
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
Ford represented approximately 55%, 69% and 71% of our revenue in fiscal 2018, 2017 and 2016, respectively. In fact, during the six months ended June 30, 2018, we experienced a decline in revenue due primarily to a change in revenue recognition discussed below, and a decline in billings due primarily to a reduction in certain content costs that are passed through to Ford. We expect that Ford, other automobile manufacturers and tier ones will account for an increasing portion of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. However, our revenue and billings could potentially decline if Ford increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition or global macro-economic conditions. Ford previously announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto and recently announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. We may not successfully increase our revenue and billings from Ford if our products are replaced within vehicles by Ford with our competitors’ products or from price competition from third parties. Moreover, Ford has announced its intention to modify its North American passenger car portfolio strategy and recently indicated that it is also considering changes in its European portfolio strategy. This could lead to a significant reduction in the sales of vehicles with our products as an option. We may not be able to mitigate the effect of any lost billings and revenue and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On December 14, 2017, Ford awarded to Telenav a further extension of the Ford Agreement, to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the Ford Agreement. The subsequent amendment was executed in March 2018. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. Although we have been awarded these programs, in the course of negotiating definitive agreements for the programs, the terms and conditions of the programs, including the pricing, the length of the programs and geographic scope of the programs, may change. We were not awarded the contracts for Europe, South America and Australia and New Zealand.
In addition, a substantial portion of our revenue and billings and, to a lesser extent, gross profit from Ford is impacted by the underlying licensed content cost negotiated through HERE and other content providers. We cannot predict the impact on our revenue, billings, and gross profit of any changes between the automobile manufacturers and the map or other content providers.
We have limited experience managing, supporting and retaining automobile manufacturers and tier ones as customers and if we are not able to maintain Ford as a customer our revenue will decline.
Our automotive revenue and earnings could fluctuate due to the complexities of revenue recognition and capitalization of expenses related to customized products.
Due to the complexities of revenue recognition in accordance with U.S. generally accepted accounting principles, or GAAP, when and if we generate revenue we may be required to recognize certain revenue over extended periods. For example, GAAP requires us to defer revenue and recognize that revenue over the term of the connected services or contractual obligation for our contractual arrangements with GM for its OnStar RemoteLink and associated MyBrand applications, Ford for vehicles produced in the jurisdictions where we provide SYNC 3 services for their respective map update programs (and with respect to SYNC 2, Australia and New Zealand), and Toyota for its Entune Audio and Lexus Enform equipped vehicles.
Because we entered into an agreement with Ford to provide our map update solution in conjunction with our on-board navigation product for Europe in the second half of fiscal 2017, certain revenue related to the on-board navigation product in this region, which we had been recognizing upon delivery, is now recognized over time along with the new map updates. Offering map updates in this jurisdiction resulted in a substantial decline in our revenue and a substantial increase in our deferred revenue and deferred cost balances. Revenue recognition was further impacted by a recent amendment of our agreement with Ford. The scope of our solution with Ford has expanded to include future milestone deliveries throughout calendar 2018 and beyond. As a result, under current GAAP, all prospective royalties related to Ford since January 1, 2018 have been recorded as deferred revenue until such milestone deliveries occur and are accepted by Ford.
We anticipate that these changes in revenue recognition will be mitigated to an extent when we adopt ASC 606 on July 1, 2018. Although we anticipate that the adoption of ASC 606 will result in recognition of revenue and associated content costs more closely aligned with the economic reality of our business, we will not be able to recognize a significant portion of the deferred revenue (or deferred costs) on our balance sheet as of June 30, 2018 in future periods. Rather, under ASC 606 these amounts will be restated and reflected as revenue in prior periods, with the net impact recorded to retained earnings as of July 1, 2018.
Revenue recognition could also be impacted by future amendments to tier one agreements, such as providing our map update solution in other regions, changes in procurement patterns, shipping terms and title transfer. For on-board automotive navigation, we recognize revenue as the related customized software is delivered to and accepted by our customers. As our solutions encompass greater value-added services, there is potential for changes in the timing of revenue recognition. Investors and securities analysts may not understand the subtleties of these revenue recognition requirements and the trading prices of our common stock may be negatively affected.
In addition, our revenue recognition is becoming increasingly more complex with the evolution of our value-added products and services, such as our hybrid navigation solutions. The agreements for these solutions can extend over several years and require multiple deliverables. Given the length of our contractual obligations, which often extend beyond the manufacture and sale of the vehicle when the royalty is determined and paid, we may have significant post-production obligations to provide on-board navigation services or map updates over an extended period of time. These extended obligations can result in a delay in recognition of revenue, or the need to defer and recognize revenue over the period that we are required to provide these post-production obligations or other services.
In conjunction with the adoption of ASC606, we have not concluded on the application of ASC 340-40 with respect to the accounting treatment regarding the timing of capitalization and recognition of development costs that are incurred to fulfill obligations under certain actual or anticipated contracts for on-board automotive solutions. In the event we conclude that we are required to capitalize these costs that we expect to recover, we will recognize them as we transfer control of the related performance obligation. Development costs subject to ASC 340-40 incurred to fulfill future obligations under certain actual or anticipated contracts for brought-in automotive solutions are expected to be capitalized and then amortized over the period the services obligation is expected to be fulfilled.
Should we determine that we are required to capitalize certain development costs for on-board automotive solutions as deferred development costs under ASC 340-40 rather than expense them, our cost of revenue, research and development expenses and operating results could fluctuate significantly on a quarterly basis.
We may also incur significant expense to develop products for automobile manufacturers, such as under our worldwide connected navigation services agreement with GM, prior to receiving any significant revenue related to the sale of vehicles with our navigation services. As our offerings in automotive navigation expand to brought-in, as well as on-board navigation, we may not correctly anticipate the financial accounting treatment for the various products. We could be required to amortize revenue from products over time although we previously recognized revenue for similar products when the applicable vehicle was sold.
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
We may not be successful in generating material revenue from automobile manufacturers and tier ones other than Ford. As a result, our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive revenue.
Although we have attempted to mitigate our dependence on Ford by establishing relationships with other automobile manufacturers and tier ones, these relationships may not produce significant revenue if the products are launched in limited models or face competition from third parties. Even if we are able to diversify our automotive navigation business through new arrangements, such as our more recently established relationships with GM and Toyota, customers may not elect to purchase automobile manufacturer and tier one navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. Even if we win new awards, once those programs go into production, consumers may not widely adopt our navigation offerings or may criticize the performance or quality of the navigation software and our reputation may be harmed. If customer purchase rates are less than anticipated, we may be unable to effectively diversify our automotive navigation revenue and our business, financial condition and results of operations may be harmed.
We may be unable to enter into agreements to provide automotive navigation products if we do not offer navigation products that serve geographies throughout the world or automobile manufacturers and tier ones are uncomfortable with our ability to support markets outside of the United States. Our automobile manufacturer and tier one customers may choose to partner with providers of location services with extensive international operations. We may be at a disadvantage in attracting such customers due to our business being concentrated in the United States, and we may not be successful in other geographies if customers are uncomfortable with the look and feel of our solutions. If we are unable to attract or retain such automobile manufacturer and tier one customers, our revenue and operating results will be negatively affected.
We may incur substantial costs when engaging with a new automotive navigation customer and may not realize substantial revenue from that new customer in the short-term, if at all.
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict if and when we will generate revenue from new customers. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. We also entered into a contract with GM in 2014 to provide worldwide hybrid navigation solutions beginning in model year 2017 and continuing through model year 2025. Although our hybrid product launched in its first GM models, the Cadillac CTS and CTS-V, in February 2017 we did not recognize any revenue from the launch of the product in fiscal 2017 or 2018 due to specified future obligations. We expect that we will begin to recognize this revenue upon the adoption of ASC 606 on July 1, 2018. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees and we cannot assure you that we will ever receive material revenue from these products and services.
We have a partnership with Toyota for Toyota and Lexus vehicles and a separate partnership with Xevo for another navigation solution for Toyota and Lexus vehicles. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We cannot assure you that we will receive significant revenue from the solutions for Toyota in the long-term. While we continue to invest in our existing and new relationships with automobile manufacturers, if our products do not meet the consumer’s expectations, auto manufacturer customers may not continue to offer our solutions.
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
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and tier ones. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles offered with, and adoption by, end users of our products when our product is not a standard feature. Our on-board and hybrid solutions may not satisfy automobile manufacturers' or end customers' expectations for those solutions. If automobile manufacturers and tier ones do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and tier ones may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay due to forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions. For example, in May 2018, Ford ceased production of certain of its pickup trucks for several weeks due to a fire at a third party supplier.
We rely on our customers for timely and accurate vehicle and subscriber sales information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.
We rely on our automobile manufacturers and tier one customers to provide us with reports on the number of vehicles they sell with our on-board, brought-in and hybrid navigation products and services included, depending on the nature of our contractual relationship, and to remit royalties for those sales to us. We also rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third party service providers. The risk of inaccurate reports may increase as our customers expand internationally and increase the number of manufacturing locations. For example, in the three months ended March 31, 2017 and September 30, 2017, Ford determined that it had misreported the production of vehicles to us in certain factories. If our customers or their third party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in reporting from automobile manufacturers and wireless carriers. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period, which could harm our business, operating results and financial condition.
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
The regulatory framework for privacy issues worldwide is still evolving. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) took effect in May 2018. The GDPR replaces Directive 95/46/EC of 1995 and will be directly applicable in EU member states. Among other things, the GDPR regulates data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we cannot assure you that we are fully compliant. The GDPR imposes significant penalties of up to the greater of 4% of worldwide turnover and €20 million for breaches of data protection rules. As a result, we may be subject to fines and penalties, litigation, reputational harm and our business may be seriously harmed if we fail to protect the privacy of third party data or to comply with the GDPR or other applicable regimes. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile and advertising industries in particular. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices. To the extent that we or our clients are subject to new laws or recommendations or choose to adopt new standards, recommendations, or other requirements, we may have greater compliance burdens. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer and we could lose relationships with advertiser or developer partners.
The advertising business is subject to seasonality, and we may not successfully grow our advertising revenue if we are unable to attract and retain advertisers.
We believe the advertising business is subject to varying buying patterns and seasonality which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2017, 2016 and 2015, we experienced higher advertising revenue as the second quarter is traditionally stronger due to seasonality; however, advertising revenue subsequently declined sequentially in the three months ended March 31, 2018, 2017 and 2016. In fact, our advertising revenue in the three months ended March 31, 2018 was the lowest it had been for any quarter in the last three years.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft Corporation also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, similar to Sprint, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple CarPlay or Google's auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford previously announced that it would open its SYNC 3 product to Apple’s CarPlay and Google’s Android Auto and announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase on-board navigation solutions. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We may not successfully increase our revenue from Ford or Toyota, and our revenue could decrease, if our products are replaced within vehicles by Ford or Toyota with our competitors’ products or due to price competition from third parties.
We compete in the automotive navigation market with established automobile manufacturers and tier ones and providers of on-board navigation services such as AISIN, AutoNavi, Bosch, Elektrobit, Garmin, HERE, Navinfo, NNG, MXNavi and TomTom, as well as other competitors such as Apple and Google. We compete in the advertising network services business with mobile platform providers, including Google, Facebook, Oath, GroundTruth, Verve Wireless, PlaceIQ and NinthDecimal,

among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

•	significantly greater revenue and financial resources;

•	ownership of mapping and other content allowing them to offer a more vertically integrated solution;

•	stronger brand and consumer recognition in a particular market segment, geographic region or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger automobile manufacturer, tier one, advertising agency and advertiser relationships;

•	more financial flexibility and experience to make acquisitions;

•	ability or demonstrated ability to partner with others to create stronger or new competitors;

•	stronger international presence, which could make our larger competitors more attractive partners to automobile manufacturers and tier ones;

•	lower labor and development costs; and

•	broader global distribution and presence.
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
We have recorded goodwill related to our prior acquisitions, and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. We report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, we conduct our impairment review each year or on an interim basis by segment, which can result in a different outcome than if assessed on an overall consolidated basis. During the three months ended March 31, 2018, certain mobile navigation customer contracts were amended and certain other customers indicated their intent with respect to terminating services in the near term. Based upon a qualitative assessment indicating that it was more likely than not that the fair value of the mobile navigation reporting unit was less than its carrying value, we performed an interim goodwill impairment test for our mobile navigation segment during the three months ended March 31, 2018. Based on the results of our test, the carrying value of our mobile navigation business exceeded its estimated fair value. Accordingly, during the three months ended March 31, 2018, we recognized a $2.7 million impairment of all of the goodwill associated with our mobile navigation segment. We may make similar determinations regarding the impairment of goodwill in the future, which could have a material and adverse effect on our profitability.
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
Our cash equivalent and short-term investment portfolio as of June 30, 2018 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2018, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may fluctuate for a variety of reasons, including:

•	changes in forecasted annual operating income or loss by jurisdiction and forecasted withholding taxes;

•	changes in relative proportions of revenue and income or loss before taxes in the various jurisdictions in which we operate;

•	requests by customers to bill their foreign subsidiaries and related entities, which may subject us to income tax withholding requirements on sales made in such jurisdictions;

•	changes to the valuation allowance on net deferred tax assets;

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

•	changes in customer arrangements where the customer's domicile may impose withholding tax on our revenue that we previously were not subject to;

•	impact from acquisitions and related integration activities; or

•	impact from new Financial Accounting Standards Board, or FASB, requirements.
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in previous years and expected losses in fiscal 2019 and potentially future years in the United States, we maintained a full valuation allowance on deferred tax assets in the United States. Due to operating losses in previous years and expected losses in future years, we continued to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. In the event deferred tax assets in Germany cannot be realized based upon the ability to generate future income in Germany, our effective tax rate would be negatively impacted.
Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.
We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles, such as ASC 606 and ASC 842, Leases, may require that we make significant changes to our systems, processes and controls.
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
Our provisioning and reporting system that authenticates end users and tracks the number of end users and their use of our services is a proprietary and customized system that we developed internally. Although we believe that the flexibility of this service to integrate tightly with automobile manufacturers' reporting and provisioning systems gives us a competitive advantage, we might lose revenue and the ability to manage our business effectively if the system were to experience material failures or be unable to scale as our business grows. In addition, we may not be able to report our financial results on a timely basis if our customers question the accuracy of our records or we experience significant discrepancies between the data generated by our provisioning and reporting systems and data generated by their systems, or if our systems fail or we are unable to report timely and accurate information to our third party data providers. The inability to timely report our financial results would impair the quality of our financial reporting and could result in the delisting of our common stock.

We rely on third party data and content to provide our services and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide our services would be harmed.
We rely on third party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third party data and content increases substantially. Although we have integrated OSM data into our products, we may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps. We introduced mobile phone-based navigation with OSM and launched our first brought-in automotive navigation service with OSM in 2015. As a result, we may not have sufficient data for automobile manufacturers and tier ones to feel comfortable electing to use OSM in the products and services we provide them.
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. Our agreement with TomTom to license TomTom map data for voice-guided turn by turn GPS navigation service for our existing mobile navigation products was automatically renewed under its existing terms through December 31, 2018. Our license to map data from TomTom will not automatically renew after December 31, 2018, but the license to other data from TomTom under the same agreement will continue for the period set forth in the agreement. Our master data license agreement with HERE was automatically renewed under its existing terms through January 31, 2019, and automatically renews for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. However, individual territory licenses with distinct term, termination and renewal provisions further govern the license of map data to support individual programs and products for our automobile manufacturers and tier ones.
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
We may be subject to our automobile manufacturer or tier one’s selection of map and other content providers, and our ability to negotiate and enter into a license with such provider(s) may be dependent on the timing of such automobile manufacturer or tier one’s official nomination for such content providers. Accordingly, we may have contractual obligations to provide certain products and services for certain model years or periods to our automobile manufacturer or tier one partners, prior to our ability to enter into agreements with our map and other content providers to support such products and services. We may be unable to obtain data licenses with the necessary content providers to support these products and services, or we may not be able to secure such data licenses without additional, unplanned costs or delays.
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
We use hosted services provided by AWS and wireless carrier networks to deliver our navigation and advertising platform services. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third party data centers we use. In the event that AWS or wireless carrier networks experience a disruption in services or a natural disaster, our ability to continue providing our services would be compromised. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete the negotiation for and scale of additional hosting services, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure third party hosting services with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new automobile manufacturers and tier ones, increases in the number of our end users or increases in data traffic.
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
Poor performance in or disruptions of our services could harm our reputation, delay market acceptance of our services and subject us to liabilities. Our automobile manufacturer and tier one agreements for on-board and hybrid navigation solutions require us to meet at least 99.9% operational uptime requirements, excluding scheduled maintenance periods, or be subjected to penalties. Any outage in a network or system, or other unanticipated problem that leads to an interruption or disruption of our navigation services, could have a material adverse effect on our operating results and financial condition.
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
As of June 30, 2018, we had international operations in China, Romania, Germany, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and tier ones, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 94% and 88% of our total revenue in fiscal 2018 and 2017, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in certain countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
Our commercial success depends in part upon us, our partners and our customers not infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures and/or need to alter our technologies or cease certain activities. We operate in an industry with extensive intellectual property litigation and it is not uncommon for our automobile manufacturers and tier ones and competitors to be involved in infringement lawsuits by or against third parties. Many industry participants that own, or claim to own, intellectual property aggressively assert their rights, and our customers and other business partners, who we agree in certain circumstances to indemnify for intellectual property infringement claims related to our services, are often targets of such assertions. We cannot determine with certainty whether any existing or future third party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.
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
Unauthorized control or manipulation of our systems in vehicles may cause them to operate improperly or not at all, or compromise their safety and data security, which could result in loss of confidence in us and our products, cancellation of contracts with certain of our automobile manufacturer or tier one customers and harm our business.
There have been reports of vehicles of certain automobile manufacturers being “hacked” to grant access and operation of the vehicles to unauthorized persons and would-be thieves. Modern vehicles are technologically advanced machines requiring the interoperation of numerous complex and evolving hardware and software systems, including the navigation system, and with respect to vehicles with autonomous driving features, control of the vehicle. We have agreed with some of our automobile manufacturer and tier one customers to adopt certain security procedures and we may be subject to claims or our contracts with those automobile manufacturers and tier ones may be terminated if we do not comply with our covenants or if our products are the source of access to the systems in their vehicles by intruders.
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
The techniques used to obtain unauthorized, improper or illegal access, disable or degrade service, or sabotage our systems or access our data change frequently, may be difficult to detect quickly, and often are not recognized until launched against a target. Certain efforts may be state-sponsored and supported by significant financial and technological resources and may therefore be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties also may attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our, our customers’ or our employees’ personal or proprietary information, cause interruption in our operations and damage our computers and systems or those of our customers. In addition, our customers have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, GPS data or other personal information or to introduce viruses or other malware, including through “trojan horse” programs, to our users' phones and vehicles. Also, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our systems. Any security or privacy breach at a company providing services to us or our tier one customers, or integrated with our products and services, could have similar effects. We may also need to expend significant additional resources to protect against security or privacy breaches or to redress problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies.
Vulnerabilities in our products and services have been publicly disclosed before, and if we are unable to adequately detect and address vulnerabilities in our products and services, it may result in harm to our business.
As with any application, our products may contain known and unknown vulnerabilities, coding errors, design flaws, or other issues that could allow an attacker to maliciously exploit our software. Vulnerabilities in our software and applications have been publicly exposed in the past, although they have not, to our knowledge, resulted in the disclosure of user information or been maliciously exploited. While we are investing significantly to evaluate and improve our security on the vulnerabilities we have identified, addressing vulnerabilities in our software is an ongoing process. Malicious exploitation of our products could result in the introduction of malicious software onto our users’ devices, the theft of confidential or private information, damage to users' devices, and harm to our reputation, among other issues. Successful exploitation of a vulnerability in our software may subject us to numerous lawsuits or regulatory inquiries. Additionally, the disclosure of any vulnerability may result in a loss of confidence in us or our products, the cancellation of contracts with certain of our automotive tier one customers, discontinued use of our products, and harm to our business and reputation. These events could have significant out-of-pocket financial impact.
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
The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually. For example, as of June 30, 2018, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues. Moreover, if we are not able to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities, which would require significant additional financial and management resources.
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
We attempt to comply, and attempt to ensure that our stockholders who are subject to Circular 37 and other related rules, comply with the relevant requirements under Circular 37. However, we cannot provide any assurances that all of our stockholders who are Chinese residents have complied or will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Circular 37 or other related rules. Any failure or inability of any of our stockholders who is a Chinese resident to comply with relevant requirements under Circular 37 could subject such stockholders or our Chinese subsidiaries to fines and legal sanctions imposed by the Chinese government and may also limit our ability to contribute additional capital into our Chinese subsidiaries or receive dividends or other distributions from our Chinese subsidiaries. As a result, these risks may have a material adverse effect on our business, financial condition and results of operations.
If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of June 30, 2018, only four research analysts published reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. If our stock was to trade at prices below $5.00 per share in the future for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 42.6% of our common stock outstanding as of June 30, 2018. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Facilities
Our corporate headquarters are located at 4655 Great America Parkway, Suite 300, Santa Clara, California in an office consisting of approximately 55,000 square feet pursuant to a lease that expires in September 2023. This headquarters facility houses the majority of our U.S. research and development, support, marketing and general and administrative personnel. We lease approximately 30,000 square feet of space in Shanghai, China for our research and development, sales and support operations pursuant to a lease expiring in November 2020, approximately 14,000 square feet in Xi’an, China, for research and development operations pursuant to a lease expiring in September 2020, and approximately 34,000 square feet in Cluj, Romania, for research and development operations pursuant to leases that expire in September 2022. We lease approximately 12,000 square feet in Culver City, California for research and development and sales and marketing operations pursuant to a lease expiring in February 2019. We also lease office space of less than 5,000 square feet each in Southfield, Michigan; Chicago, Illinois; New York, New York; Berlin, Germany, Tokyo, Japan and Incheon, South Korea for our sales, marketing and business development personnel located in those areas. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

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
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016 and a hearing was held on December 21, 2017. A settlement has been reached and the plaintiff filed a motion for preliminary approval of class action settlement on March 5, 2018. The court granted preliminary approval of the class action settlement on April 30, 2018. The court scheduled the final approval hearing for September 6, 2018. The proposed settlement will be paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in fiscal 2018, and recorded this amount as general and administrative expense in our consolidated statement of operations.
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
In August 2017, AT&T Mobility LLC (AT&T) and Sprint Spectrum L.P. (Sprint) sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five US Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. On November 22, 2017, Location Based Services LLC entered into a Settlement and License Agreement with Telenav for the patents in suit and 15 other patents assigned to Location Based Services LLP. We incurred $250,000 related to these matters in fiscal 2018, and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations.
In November 2017, Traxcell Technologies, LLC filed patent infringement lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas. On November 9, 2017, AT&T tendered control of the defense of one of the patents alleged to be infringed upon in the case and sought indemnification for the entire amount of litigation expenses related to the patent and Telenav products, including discovery, defensive intellectual property rights and any judgment rendered in, or settlement of, the lawsuit. Although Telenav has agreed to indemnify AT&T to the extent that the claims relate to the ordinary use of Telenav products, we have not yet determined the extent of our indemnification obligations to AT&T. On January 29, 2018, AT&T filed an answer and counterclaims, stating among other things, that the asserted patents are not infringed and invalid. On April 12, 2018, Traxcell served its infringement contentions, identifying Telenav products as being at issue in the AT&T litigation. On June 15, 2018, Telenav filed a complaint seeking a declaratory judgment of non-infringement against the plaintiff. Traxcell's response to complaint is due on August 31, 2018. On August 14, 2018, Telenav filed a motion to intervene and stay or sever the claims against AT&T related to AT&T Navigator. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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
Our common stock began trading on the NASDAQ Global Market under the symbol “TNAV” on May 13, 2010. The following table sets forth the range of high and low closing sales prices of our common stock for the periods indicated:

Year ended June 30, 2018	High	Low
First Quarter	$8.45	$6.10
Second Quarter	$6.70	$4.60
Third Quarter	$6.20	$5.05
Fourth Quarter	$6.50	$5.10
Year ended June 30, 2017	High	Low
First Quarter	$6.10	$4.64
Second Quarter	$7.45	$4.80
Third Quarter	$10.15	$6.80
Fourth Quarter	$9.25	$7.50
We had approximately 36 stockholders of record as of June 30, 2018. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.
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
The following graph shows a comparison from July 1, 2013 through June 30, 2018 of cumulative total return for our common stock, the NASDAQ Composite Index and the Russell 3000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Russell 3000 Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We have derived the statement of operations data for fiscal years ended June 30, 2018, 2017 and 2016 and the balance sheet data as of June 30, 2018 and 2017 from the audited consolidated financial statements included elsewhere in this Form 10-K. The statement of operations data for the fiscal years ended June 30, 2015 and 2014 and the balance sheet data as of June 30, 2016, 2015 and 2014 were derived from the audited consolidated financial statements that are not included in this Form 10-K. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The results of operations of our enterprise business, which were previously presented as a component of our consolidated operating results, have been classified as discontinued operations in our statement of operations for all periods presented. We have not declared or distributed any cash dividends on our common stock. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data: (in thousands, except per share data)	Fiscal Year Ended June 30,
	2018	2017	2016	2015	2014
Revenue	$106,180	$169,584	$183,346	$160,239	$150,313
Cost of revenue	62,230	92,335	100,797	78,784	60,841
Gross profit	43,950	77,249	82,549	81,455	89,472
Operating expenses:
Research and development	87,488	73,102	68,911	68,060	60,573
Sales and marketing	20,748	21,995	25,587	26,975	33,138
General and administrative	21,562	23,041	23,059	23,606	26,176
Goodwill impairment	2,666	—	—	—	—
Legal settlement and contingencies	425	6,424	935	—	—
Restructuring	—	—	(1,362)	1,150	4,412
Total operating expenses	132,889	124,562	117,130	119,791	124,299
Operating loss	(88,939)	(47,313)	(34,581)	(38,336)	(34,827)
Other income (expense), net	833	892	(229)	2,267	1,288
Loss from operations	(88,106)	(46,421)	(34,810)	(36,069)	(33,539)
Provision (benefit) for income taxes	1,012	841	511	(13,006)	(4,015)
Net loss	$(89,118)	$(47,262)	$(35,321)	$(23,063)	$(29,524)
Net loss per share, basic and diluted	$(2.00)	$(1.09)	$(0.85)	$(0.58)	$(0.76)
Weighted average shares used in computing net loss per share, basic and diluted	44,498	43,343	41,567	39,991	38,796

Consolidated Balance Sheets Data: (in thousands)	June 30,
	2018	2017	2016	2015	2014
Cash, cash equivalents and short-term investments	$84,946	$98,355	$109,626	$119,916	$136,849
Working capital	64,968	97,094	118,182	138,415	153,238
Total assets	320,412	259,560	218,247	223,922	239,841
Common stock and additional paid-in capital	167,940	159,710	149,818	140,447	129,318
Total stockholders’ equity	31,046	112,148	149,685	176,183	192,405

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Telenav is a leading provider of location-based products and services for connected cars and advertising. We utilize our connected car platform and our advertising platform to deliver these products and services. Our connected car platform allows us to deliver enhanced location-based navigation services to automobile manufacturers, as well as tier ones. Our advertising platform, which we provide through our Thinknear subsidiary, leverages our location expertise and delivers highly targeted advertising services to advertisers and advertising agencies. We report results in three business segments: automotive, advertising and mobile navigation. Our fiscal year ends June 30. Our total revenue was $183.3 million in fiscal 2016, $169.6 million in fiscal 2017 and $106.2 million in fiscal 2018. Our net loss was $35.3 million in fiscal 2016, $47.3 million in fiscal 2017 and $89.1 million in fiscal 2018.
We derive revenue primarily from automobile manufacturers and tier ones, advertisers and advertising agencies. We receive revenue from automobile manufacturers and tier ones whose vehicles or systems incorporate our proprietary personalized navigation software and services. These manufacturers and tier ones generally do not provide us with any volume or revenue guarantees. In addition, we have a strategic business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners, which work closely with local and small business advertisers.
Our legacy mobile navigation business has declined steadily since fiscal 2013, and we expect it to continue to decline and represent less than 10% of our consolidated revenue commencing in the first quarter of fiscal 2019. We began offering our mobile navigation services in 2003. Our mobile navigation business generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. The mobile navigation business has declined both in absolute dollars and as a percentage of revenue from $116.4 million, or 61% of our revenue, in fiscal 2013 to $13.4 million, or 12% of our revenue, in fiscal 2018, as subscriptions for paid navigation services declined in favor of free or freemium navigation services offered by our competitors with greater resources and name recognition, such as Google and Apple. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines. In the event our mobile navigation business ceases to be profitable we may ultimately elect to terminate our legacy wireless carrier mobile navigation business to the extent allowable under our contractual arrangements.
For our automotive manufacturer and tier one customers, we offer our connected car products and services for distribution with their vehicles and systems. We believe our history as a supplier of cloud-based navigation services combined with our proven track record of delivering navigation solutions to three of the top five global automobile manufacturers provides a unique advantage in the automotive navigation marketplace over our competitors.
We offer four variations of our connected car products and services to our automobile manufacturer and tier one customers. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. Second, we offer advanced hybrid navigation solutions that contain on-board functionality and also add cloud functionality such as cloud search, cloud routing, map updates and “live” data. Third, we offer mobile phone-based navigation solutions that run on the phone and provide an interactive map and navigation instructions to the vehicle's video screen and audio system, which we refer to as brought-in navigation. Finally, we offer a navigation SDK that enables our customers to add mapping and location capabilities to their cloud, mobile and on-board automotive applications.

We provide our connected car products and services directly to automobile manufacturers such as Ford, which represented 55% of our revenue in fiscal 2018, GM and Toyota. We also provide our products and services indirectly through tier ones such as XEVO for certain Toyota solutions, LG for certain Opel solutions and Panasonic for certain FCA solutions.
We believe our advertising delivery platform offers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We also believe that we are experts in location-based advertising and offer differentiated value compared to brick-and-mortar and brand advertisers through our location based ad targeting capabilities. Our technology focuses on leveraging the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through advertising exchanges using programmatic RTB tools.
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
For our hybrid navigation solutions, GM pays us a royalty fee as the SD card is shipped for installation in vehicles; this royalty includes a fee for the initial connected service to be provided once the vehicle is sold. GM will pay us an additional service fee for connected solution subscriptions for each end user that elects to renew their OnStar Connected Navigation or Connected Navigation subscription with GM. Due to specified future obligations, we did not recognize any revenue from GM hybrid navigation solutions in fiscal 2017 or 2018, although we did experience increases in deferred revenue. We expect that we will begin to recognize this revenue upon the adoption of ASC 606 on July 1, 2018.
We generate revenue from advertising network services through the delivery of advertising impressions based on the specific terms of the advertising contract.
We also generate a declining portion of our services revenue from subscriptions to access our mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers. Our wireless carrier customers typically pay us based on a revenue sharing arrangement or a monthly subscription fee per end user. This revenue continues to decline and in fiscal 2018 we recognized a $2.7 million impairment of all of the goodwill associated with our mobile navigation segment.
Recent Developments
Ford amendment and impact on revenue recognition
On December 15, 2017, Telenav and Ford entered into Amendment No. 23 (the "Ford Amendment") to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended (the "Ford Agreement"), which extended the term of our agreement with Ford until December 31, 2018. On December 14, 2017, Ford awarded to Telenav a further extension of the Ford Agreement, beyond the aforementioned Ford Amendment, to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the Ford Agreement. The subsequent amendment was executed in March 2018.
On December 14, 2017, Ford also selected Telenav to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. We were not awarded the contracts for Europe, South America and Australia and New Zealand.
In connection with the Ford Amendment set forth above, the scope of our solution with Ford has expanded to include future milestone deliveries throughout calendar 2018 and beyond. As a result, under current GAAP, all prospective royalties related to Ford beginning January 1, 2018 have been deferred and recorded as billings until such milestone deliveries occur and are accepted by Ford. Accordingly, automotive billings increased 13.5% to $213.6 million in fiscal 2018 from $188.1 million in fiscal 2017; however, automotive revenue decreased 47% to $65.6 million in fiscal 2018 from $123.8 million in fiscal 2017. This accounting treatment will further change on July 1, 2018 when we adopt the new revenue recognition rules under ASC 606.
Adoption of ASC 606
We will use the full retrospective transition method, and although our assessment of the impact of this standard is not complete, we anticipate this standard will have a material impact on our consolidated financial statements. We do not expect any significant impact on our advertising and mobile navigation business segments. However, we believe there will be a significant impact on the recognition of revenue and associated third party content costs for certain of our on-board and brought-in automotive navigation solutions.
With respect to on-board automotive solutions, historically we recognized revenue and associated content costs over the life of our contractual obligations when map updates were included, and we deferred substantially all revenue and associated content costs pending the delivery of future specified upgrades. Instead, as of July 1, 2018, we expect to recognize revenue related to royalties for distinct software and content that has been accepted as reproduction of the software takes place during the manufacturing process, with an allocation of the selling price based on the relative standalone selling price of map updates, specified upgrades, and other services as applicable, which we expect to recognize with the associated content costs at a point in time or over time as we transfer control of the related performance obligation. For example, with respect to Ford for SYNC 3 that is provided with annual map updates, we anticipate recognizing a portion as revenue and associated content costs upon delivery of the software, and the remainder of revenue and associated content costs over time as the annual map updates are provided.
Regarding brought-in automotive solutions, historically we recognized revenue for each royalty over the expected remaining term of the service obligation. Effective July 1, 2018, since these contracts contain variable consideration we will estimate the total transaction price each reporting period using a probability assessment, and then expect to recognize revenue ratably over the period the services obligation is expected to be fulfilled.
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
We have not concluded our analysis of the impact on our financial statements of the application of ASC 340-40 with respect to the timing of capitalization and recognition of development costs that are incurred to fulfill obligations under certain actual or anticipated contracts for on-board automotive solutions. In the event we conclude that we are required to capitalize these costs that we expect to recover, we will recognize them as we transfer control of the related performance obligation. Development costs subject to ASC 340-40 incurred to fulfill future obligations under certain actual or anticipated contracts for brought-in automotive solutions are expected to be capitalized and then amortized over the period the services obligation is expected to be fulfilled.
Should we determine that we are required to capitalize certain development costs for on-board automotive solutions as deferred development costs under ASC 340-40 rather than expense them, our cost of revenue, research and development expenses and operating results could fluctuate significantly on a quarterly basis.
We anticipate that when we adopt ASC 606, significant amounts currently set forth in deferred revenue and deferred costs at June 30, 2018 will be restated as revenue and expenses in our prior period statements of operations and as accumulated deficit on our July 1, 2018 balance sheet.
Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures such as billings, direct contribution from billings, direct contribution margin from billings, changes in deferred revenue and deferred costs, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, adjusted EBITDA on billings and free cash flow are not measures calculated in accordance with GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.

Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands, except percentages and per share amounts)
Revenue	$106,180	$169,584	$183,346
Revenue from Ford as a percentage of total revenue	55%	69%	71%
Billings (Non-GAAP)	$253,886	$233,616	$199,887
Billings to Ford as a percentage of total billings (non-GAAP)	66%	68%	68%
Increase in deferred revenue	$147,706	$64,032	$16,541
Increase in deferred costs	$87,065	$42,016	$8,935
Gross profit	$43,950	$77,249	$82,549
Gross margin	41%	46%	45%
Direct contribution from billings (Non-GAAP)	$104,591	$99,265	$90,155
Direct contribution margin from billings (Non-GAAP)	41%	42%	45%
Net loss	$(89,118)	$(47,262)	$(35,321)
Diluted net loss per share	$(2.00)	$(1.09)	$(0.85)
Adjusted EBITDA (Non-GAAP)	$(73,483)	$(28,080)	$(21,522)
Adjusted EBITDA on billings (Non-GAAP)	$(12,842)	$(6,064)	$(13,916)
Free cash flow (Non-GAAP)	$(11,644)	$(10,677)	$(7,102)

Gross margin is our gross profit, or total revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be impacted by the increasing percentage of our revenue base derived from automotive navigation solutions and advertising network services, which generally have higher associated third party content costs and third party display ad inventory costs, respectively, than our mobile navigation offerings provided through wireless carriers. However, automotive revenue decreased as a percentage of our total revenue during the three months ended March 31, 2018 and June 30, 2018 due to the deferral of all prospective Ford royalties beginning January 1, 2018 pending completion of milestone deliveries. We anticipate this accounting treatment will change when we adopt the new revenue recognition rules under ASC 606 on July 1, 2018.
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

Adjusted EBITDA measures our GAAP net loss excluding the impact of stock-based compensation expense, depreciation and amortization, other income (expense), provision (benefit) for income taxes, and other applicable items such as goodwill impairment, legal settlements and contingencies and deferred rent reversal and tenant improvement allowance recognition due to sublease termination, net of tax. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Goodwill impairment represents the impairment of all of the goodwill associated with our mobile navigation segment. Legal settlements and contingencies represent settlements and offers made to settle patent litigation cases in which we are defendant and royalty disputes. Deferred rent reversal and tenant improvement allowance recognition represent the reversal of our deferred rent liability and recognition of our deferred tenant improvement allowance, as amortization of these amounts is no longer required due to the termination of our Santa Clara facility sublease and subsequent entry into a new lease agreement with our landlord for this same facility in August 2017. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss.
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
Adjusted EBITDA on billings measures adjusted EBITDA plus the effect of changes in deferred revenue and deferred costs. We believe adjusted EBITDA on billings is a useful measure, especially in light of the significant impact we expect on reported GAAP revenue from certain value-added offerings we provide our customers, including Ford map updates. Adjusted EBITDA and adjusted EBITDA on billings, while generally measures of profitability, can also represent losses.
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

Reconciliation of Revenue to Billings
	Fiscal Year Ended June 30,
	2018	2017	2016
Automotive
Revenue	$65,559	$123,784	$135,372
Adjustments:
Change in deferred revenue	148,053	64,364	16,961
Billings	$213,612	$188,148	$152,333
Advertising
Revenue	$27,229	$26,841	$21,744
Adjustments:
Change in deferred revenue	—	—	—
Billings	$27,229	$26,841	$21,744
Mobile Navigation
Revenue	$13,392	$18,959	$26,230
Adjustments:
Change in deferred revenue	(347)	(332)	(420)
Billings	$13,045	$18,627	$25,810
Total
Revenue	$106,180	$169,584	$183,346
Adjustments:
Change in deferred revenue	147,706	64,032	16,541
Billings	$253,886	$233,616	$199,887

Reconciliations of Deferred Revenue to Change in Deferred Revenue and Deferred Cost to Change in Deferred Cost
	Automotive			Advertising			Mobile Navigation			Total
	Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,			Fiscal Year Ended June 30,
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Deferred revenue, ending balance	$234,570	$86,517	$22,153	$—	$—	$—	$537	$884	$1,216	$235,107	$87,401	$23,369
Deferred revenue, beginning balance	86,517	22,153	5,192	—	—	—	884	1,216	1,636	87,401	23,369	6,828
Change in deferred revenue	$148,053	$64,364	$16,961	$—	$—	$—	$(347)	$(332)	$(420)	$147,706	$64,032	$16,541

Deferred costs, ending balance	$141,157	$54,092	$12,076	$—	$—	$—	$—	$—	$—	$141,157	$54,092	$12,076
Deferred costs, beginning balance	54,092	12,076	3,141	—	—	—	—	—	—	54,092	12,076	3,141
Change in deferred costs	$87,065	$42,016	$8,935	$—	$—	$—	$—	$—	$—	$87,065	$42,016	$8,935

Reconciliation of Revenue to Billings - Ford
	Fiscal Year Ended June 30,
	2018	2017	2016
Revenue from Ford	$58,836	$117,088	$129,480
Adjustments:
Change in deferred revenue attributed to Ford	108,871	42,216	5,929
Billings to Ford	$167,707	$159,304	$135,409
Billings to Ford as a percentage of total billings	66%	68%	68%

Reconciliation of Gross Profit to Direct Contribution from Billings
	Fiscal Year Ended June 30,
	2018	2017	2016
Gross profit	$43,950	$77,249	$82,549
Gross margin	41%	46%	45%
Adjustments to gross profit:
Change in deferred revenue	$147,706	$64,032	$16,541
Change in deferred costs(1)	(87,065)	(42,016)	(8,935)
Net change	60,641	22,016	7,606
Direct contribution from billings(1)	$104,591	$99,265	$90,155
Direct contribution margin from billings(1)	41%	42%	45%

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

Reconciliation of Net Loss to Adjusted EBITDA and Adjusted EBITDA on Billings
	Fiscal Year Ended June 30,
	2018	2017	2016
Net loss	$(89,118)	$(47,262)	$(35,321)
Adjustments:
Goodwill impairment	2,666	—	—
Legal settlement and contingencies	425	6,424	935
Restructuring reversal	—	—	(1,362)
Deferred rent reversal due to lease termination	(538)	—	(1,242)
Tenant improvement allowance recognition due to lease termination	(582)	—	—
Stock-based compensation expense	9,876	10,162	11,366
Depreciation and amortization	3,609	2,647	3,362
Interest and other (income) expense, net	(833)	(892)	229
Provision for income taxes	1,012	841	511
Adjusted EBITDA	$(73,483)	$(28,080)	$(21,522)

Change in deferred revenue	$147,706	$64,032	$16,541
Change in deferred costs(1)	(87,065)	(42,016)	(8,935)
Adjusted EBITDA on billings(1)	$(12,842)	$(6,064)	$(13,916)

(1) We expect to incur additional costs in the future due to requirements to provide ongoing map updates and provisioning of services such as hosting, monitoring, customer support and, for certain customers, additional period content and associated technology costs. Accordingly, adjusted EBITDA on billings does not reflect all costs associated with billings.

Reconciliation of Net Loss to Free Cash Flow

	Fiscal Year Ended June 30,
	2018	2017	2016
Net loss	$(89,118)	$(47,262)	$(35,321)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in deferred revenue(1)	147,706	64,032	16,541
Change in deferred costs(2)	(87,065)	(42,016)	(8,935)
Changes in other operating assets and liabilities	6,267	2,407	7,774
Other adjustments(3)	15,214	13,387	16,843
Net cash used in operating activities	(6,996)	(9,452)	(3,098)
Less: Purchases of property and equipment	(4,648)	(1,225)	(4,004)
Free cash flow	$(11,644)	$(10,677)	$(7,102)

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
Revenue from our automotive segment represented 62%, 73% and 74% of our revenue in fiscal 2018, 2017 and 2016, respectively. Ford represented 55%, 69% and 71% of our revenue in fiscal 2018, 2017 and 2016, respectively. Our contract with Ford covers a broad range of products and services that we provide to Ford. On December 14, 2017, Ford awarded to Telenav a further extension of the Ford Agreement, to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the Ford Agreement. The subsequent amendment was executed in March 2018. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. Although we have been awarded these programs, in the course of negotiating definitive agreements for the programs, the terms and conditions of the programs, including the pricing, the length of the programs and geographic scope of the programs, may change. We were not awarded the contracts for Europe, South America and Australia and New Zealand. Furthermore, a substantial portion of our revenue, and, to a lesser extent, gross profit is impacted by the underlying licensed content cost negotiated through HERE and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers.
Our automotive product revenue is generated primarily from on-board automotive navigation solutions provided to Ford. Our on-board solutions consist of software, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen.
Our product revenue is primarily derived from Ford's SYNC 2 and SYNC 3 on-board solutions. In connection with the aforementioned amendment, the scope of our solution with Ford has expanded to include future milestone deliveries throughout calendar 2018. Through December 31, 2017, we recognized as revenue royalties earned from our Ford SYNC 2 on-board solutions as the software was reproduced onto an SD card and shipped for installation in vehicles; however, we recognized revenue from Ford SYNC 3 primarily as our software was installed in the vehicle by Ford. Accordingly, the timing of our revenue recognition changed materially in fiscal 2017 during Ford's global transition from SYNC 2 to SYNC 3. We experienced a lower level of orders and revenue in the three months ended September 30, 2016 as Ford used its existing inventory of SYNC 2 product in conjunction with its transition to SYNC 3. Ford transitioned to SYNC 3 in all major regions during the three months ended December 31, 2016. Effective January 1, 2018, all prospective royalties related to Ford have been recorded as deferred revenue until the milestone deliveries listed in the amendment occur. This accounting treatment will further change on July 1, 2018 when we adopt the new revenue recognition rules under ASC 606.
In each geography where we provide navigation products to it, Ford also provides a map update program under which Ford owners in North America, South America, China and Europe with SYNC 3 and in Australia and New Zealand with SYNC 2 or SYNC 3 are eligible to receive annual map updates at no additional cost through the contractual period with the respective entity. We earn an annual compilation fee and a per unit fee for these updates included in the pricing arrangement. As our solutions encompass greater value-added services, such as Ford’s map update program, there is potential for changes in the timing of revenue recognition. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
We also have agreements with GM. In February 2017, GM launched its first model featuring integration of our hybrid navigation solution in North America, the 2017 Cadillac CTS and CTS-V. Our solution is now available on the 2018 Cadillac CTS, CTS-V, ATS and XTS models, as well as select 2018 GM Terrain vehicles. GM also recently launched our hybrid navigation solution on model year 2019 truck and SUV/CUV models, including Chevy Silverado, GMC Sierra and Chevrolet Equinox. GM has launched vehicles with our hybrid navigation solution in China and the Middle East. Due to specified future obligations in connection with the product, we did not recognize any revenue from GM hybrid navigation solutions in fiscal 2017 or 2018, although we did experience increases in deferred revenue from these solutions. We expect that we will begin to recognize this revenue upon the adoption of ASC 606 on July 1, 2018. Our hybrid navigation solution is scheduled to become available in additional regions and GM models for model years 2019 to 2025.
We were selected to provide entry level on-board navigation through LG, a tier one supplier for the Opel and Vauxhall line of vehicles, for the European market. This solution launched in Adam, Corsa, Karl and Zafira model vehicles equipped with NAVI 4.0 IntelliLink® beginning in July 2017. These products are expected to be made available in other select vehicles for model years 2019 to 2022. GM sold its Opel and Vauxhall business to Groupe PSA in August 2017, and we continue to engage in development of similar solutions for Opel and Vauxhall.
In connection with our agreement to offer our on-board navigation solution in select Jeep and Chrysler vehicles in the China market through Panasonic Automotive Systems Company of America, we have not met all milestones under the contract. Accordingly, under current GAAP, all billings will be recorded as deferred revenue and will be amortized over the contractual period upon completion of the milestones. Our embedded navigation is included in the 2018 Jeep Grand Cherokee, which had its China launch in August 2017, and is expected to be included in Jeep Cherokee and Compass when those models debut in China by December 31, 2018.
We derive automotive services revenue primarily from our brought-in automotive navigation solutions. Billings for these services are generally recorded as deferred revenue and amortized to revenue over the estimated service periods.
In October 2017, we amended our agreement with Ford to provide certain connected services for SYNC 3 in North America, Europe and China. Ford launched connected search across various model year 2018 SYNC 3 vehicles in North America using its FordPassTM and Lincoln WayTM mobile applications. As of June 30, 2018, the vast majority of Ford vehicles with SYNC 3 produced in North America during the three months ended June 30, 2018 were capable of providing connected services.
GM offers its OnStar RemoteLink feature including our location-based services platform, and we earn a one-time fee for each new vehicle owner who downloads the associated MyBrand mobile application, including a localized version offered in Europe for the Opel and Vauxhall brands.
We have a partnership with Toyota for brought-in navigation services where our Scout GPS Link mobile application is available in select Entune Audio equipped Toyota vehicles in the United States and in select Lexus Enform equipped Lexus models. Toyota and Lexus vehicles enabled to connect with our Scout GPS Link began shipping in August 2015 and September 2016, respectively. We earn a one-time fee for each new Toyota or Lexus sold and enabled to connect to our Scout GPS Link mobile application.
Our Scout GPS Link and Xevo's XevoTM Engine Link provide brought-in navigation services, including a fully interactive moving map, for select model year 2018 Toyota vehicles equipped with Entune 3.0 Audio, as well as select Lexus vehicles equipped with Lexus Enform. Our fully interactive solution is available on select model year 2018 Toyota Camry and Sienna and Lexus NX and RC models, and was recently expanded to select model year 2019 Toyota Corolla hatchback, Avalon and CHR models. On these same Toyota and Lexus models, a premium embedded connected navigation option is also available that provides connected search, powered by our platform. Toyota and Lexus offer both our current solution and the new fully interactive solution in model year 2018 vehicles, with the availability of each solution dependent upon the Toyota and Lexus model and trim level. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers.
Revenue from our advertising segment, which includes the delivery of display, location-based advertising impressions represented 26%, 16% and 12% of our revenue in fiscal 2018, 2017 and 2016, respectively. Our advertising revenue is derived primarily from ad insertion orders contracted with advertising agencies, direct customers, and channel partners.
Revenue from our mobile navigation segment represented 12%, 11% and 14% of our revenue in fiscal 2018, 2017 and 2016, respectively. We offer voice-guided, real-time, turn by turn, mobile navigation services under several brand names including Telenav GPS as well as under wireless carrier (or “white label”) brands. Subscription fee revenue from our mobile navigation service has declined steadily, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and other wireless carriers. We expect that mobile navigation revenue will continue to decline. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines.
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

In fiscal 2019, we expect automotive and advertising revenue to represent the strategic growth segments of our business, but our expectations may not be realized. We expect that services revenue from wireless carrier customers, which has a higher gross margin than automotive and advertising revenue, will continue to decline substantially in fiscal 2019 due to the continued decline in the number of monthly recurring subscribers.

We generated 94%, 88% and 97% of our revenue in the United States in fiscal 2018, 2017 and 2016, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the automobile manufacturer's or tier one's United States' entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in fiscal 2017, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint ventures in China.
Cost of revenue
We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third party content we incur in providing our on-board automotive navigation solutions and recognition of deferred software development costs. Cost of services revenue consists primarily of the costs associated with third party content we incur in providing our brought-in automotive navigation solutions, third party exchange ad inventory, data center operations and outsourced hosting services, customer support, stock-based compensation and amortization of developed technology that we incur in providing our navigation and advertising network services.

We capitalize and defer recognition of certain licensed map and POI content costs from third parties in a manner similar to deferred revenue for our brought-in automotive solutions and certain of our on-board solutions, and we recognize these deferred costs generally over the period the licensor is obligated to provide the content related services. As the deferred revenue and related deferred costs are recognized as the underlying services are provided, we will also incur ongoing costs of revenue for network operations, hosting and data center, customer service support, and other related costs over time. We also capitalize and defer recognition of certain costs, primarily payroll and related compensation and benefits expense, of software we develop for customers requiring significant modification or customization, and we recognize these deferred software development costs as cost of revenue with the associated customized software development revenue.
We primarily provide navigation service customer support through a third party provider to whom we provide training and assistance with problem resolution. In addition, we use outsourced, hosting services and industry standard hardware to provide our navigation services. We generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability, which could result in penalties for failure to meet contractual service availability requirements or termination of our customer agreements.
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
While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2019 and beyond, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing OSM content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third party exchanges.

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
Research and development. Research and development expenses consist primarily of personnel costs for our development and product management employees and related costs of outside consultants and temporary staffing. We have focused our research and development efforts on improving the ease of use and functionality of our existing products and services as well as developing new products and services. In addition to our U.S. employee base, a significant number of our research and development employees are located in our development centers in China and Romania; as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB, the Romanian Leu, or RON, and the Euro.
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff, commissions earned by our sales personnel and the cost of marketing programs, advertising and promotional activities. Historically, a majority of our revenue has been derived from wireless carriers, which bore much of the expense of marketing and promoting our services to their subscribers, as well as consumers acquired through open market application stores. More recently, automotive revenue has comprised the largest portion of our revenue and automotive and advertising revenue have represented the growing components of our revenue. Our sales and marketing activities supporting our automotive navigation solutions include the costs of our business development efforts. Our automobile manufacturer partners and tier ones also provide primary marketing for our on-board and brought-in navigation services.
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
In certain instances, due to the nature and timing of monthly revenue and reporting from our customers, we may be required to make estimates of the amount of revenue to recognize from a customer for the current period. For example, we may not receive accurate subscriber billing information from our wireless carrier customers or production information from our automobile manufacturer and tier one customers and may have to use provisioning, usage, activation and deactivation data, or shipment and production information to allow us to compute revenue due to us from our customers, and in such cases we make estimates of revenue and third party costs. In addition, if we fail to receive an accurate revenue report from a customer for the month, we will need to estimate the amount of revenue that should be recorded for that month. These estimates may require judgment, and we consider certain factors and information in making these estimates such as:

•	purchaser data supplied by our wireless carrier customers or production and sales data provided by our auto manufacturer and tier one customers;

•	customer specific historical subscription or unit sales trends and revenue reporting trends;

•	end user subscription data from our internal systems; and

•	data from comparable distribution channels of our other customers.
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
Software development costs
Software developed for internal use. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life, which generally ranges from three to five years depending on the type of application. Costs incurred and capitalized during the application development stage generally include the costs of software configuration, coding, installation and testing. Such costs primarily include payroll and payroll related expenses for employees directly involved in the application development, as well as third party developer fees. We expense preliminary evaluation costs as they are incurred before the application development stage, as well as post development implementation and operation costs, such as training, maintenance and minor upgrades. We begin amortizing capitalized costs when a project is ready for its intended use, and we periodically reassess the estimated useful life of a project considering the effects of obsolescence, technology, competition and other economic factors which may result in a shorter remaining life.
We capitalized $0.8 million of software development costs during fiscal 2018. We did not capitalize or write off any software development costs during fiscal 2017 or 2016. Amortization expense related to capitalized software development costs, which was recorded in cost of revenue, totaled $0.2 million, zero and zero for fiscal 2018, 2017 and 2016, respectively.
Software developed for external customers. We account for the costs of computer software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. We begin deferring development costs upon receipt of a signed contract or purchase order for a fixed amount. All such development costs incurred are deferred until the related revenue is recognized. We deferred $3.2 million, $3.2 million and $0.6 million of software development costs during fiscal 2018, 2017 and 2016, respectively. Development costs expensed to cost of revenue totaled $0.9 million, $0.1 million and $0.7 million for fiscal 2018, 2017 and 2016, respectively.
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

We also performed our annual test of goodwill for impairment on April 1, 2018 at the reporting unit level using a discounted cash flow analysis based upon projected financial information. We applied our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2018, the estimated fair value of each of our reporting units exceeded its carrying value.
The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record an impairment loss related to our goodwill. Other than our $2.7 million impairment of all of the goodwill associated with our mobile navigation segment, we have not recognized any impairment of goodwill in the three year period ended June 30, 2018. As of June 30, 2018, we had goodwill of $28.7 million.
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
Our stock-based compensation expense was as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Cost of revenue	$145	$130	$143
Research and development	5,535	5,543	6,062
Selling and marketing	1,671	2,090	2,844
General and administrative	2,525	2,399	2,317
Total stock-based compensation expense	$9,876	$10,162	$11,366
As of June 30, 2018, there was $2.5 million of unrecognized stock-based compensation expense related to unvested stock option awards, net of estimated forfeitures, that we expect to be recognized over a weighted average period of 1.90 years. At June 30, 2018, the total unrecognized stock-based compensation cost related to restricted stock units was $11.3 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.38 years.
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
For fiscal 2018, 2017 and 2016, we calculated the fair value of options granted to employees with the following weighted average assumptions:

	Fiscal Year Ended June 30,
	2018	2017	2016
Expected volatility	42%	39%	47%
Expected term (in years)	4.75	4.25	4.53
Risk-free interest rate	2.00%	1.32%	1.35%
Dividend yield	—	—	—

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

Results of operations
The following tables set forth our results of operations for fiscal 2018, 2017 and 2016, as well as a percentage that each line item represents of our revenue for those periods. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended June 30,
Consolidated Statements of Operations Data	2018	2017	2016
Revenue:		(in thousands)
Product	$59,143	$119,785	$132,454
Services	47,037	49,799	50,892
Total revenue	106,180	169,584	183,346
Cost of revenue:
Product	37,517	70,260	79,165
Services	24,713	22,075	21,632
Total cost of revenue	62,230	92,335	100,797
Gross profit	43,950	77,249	82,549
Operating expenses:
Research and development	87,488	73,102	68,911
Sales and marketing	20,748	21,995	25,587
General and administrative	21,562	23,041	23,059
Goodwill impairment	2,666	—	—
Legal settlement and contingencies	425	6,424	935
Restructuring	—	—	(1,362)
Total operating expenses	132,889	124,562	117,130
Loss from operations	(88,939)	(47,313)	(34,581)
Other income (expense), net	833	892	(229)
Loss before provision for income taxes	(88,106)	(46,421)	(34,810)
Provision for income taxes	1,012	841	511
Net loss	$(89,118)	$(47,262)	$(35,321)

	Fiscal Year Ended June 30,
	2018	2017	2016
Revenue:	(as a percentage of revenue)
Product	56%	71%	72%
Services	44%	29%	28%
Total revenue	100%	100%	100%
Cost of revenue:
Product	36%	41%	43%
Services	23%	13%	12%
Total cost of revenue	59%	54%	55%
Gross profit	41%	46%	45%
Operating expenses:
Research and development	82%	43%	38%
Sales and marketing	20%	13%	14%
General and administrative	20%	14%	13%
Goodwill impairment	3%	—%	—%
Legal settlement and contingencies	—%	4%	—%
Restructuring	—%	—%	(1)%
Total operating expenses	125%	74%	64%
Loss from operations	(84)%	(28)%	(19)%
Other income (expense), net	1%	1%	—%
Loss before provision for income taxes	(83)%	(27)%	(19)%
Provision for income taxes	1%	1%	—%
Net loss	(84)%	(28)%	(19)%

Segments information. The information below is organized in accordance with our three reportable business segments (dollars in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Automotive
Revenue	$65,559	$123,784	$135,372
Cost of revenue	43,161	73,923	81,293
Gross profit	$22,398	$49,861	$54,079
Gross margin	34%	40%	40%
Advertising
Revenue	$27,229	$26,841	$21,744
Cost of revenue	13,341	12,724	12,296
Gross profit	$13,888	$14,117	$9,448
Gross margin	51%	53%	43%
Mobile Navigation
Revenue	$13,392	$18,959	$26,230
Cost of revenue	5,728	5,688	7,208
Gross profit	$7,664	$13,271	$19,022
Gross margin	57%	70%	73%
Total
Revenue	$106,180	$169,584	$183,346
Cost of revenue	62,230	92,335	100,797
Gross profit	$43,950	$77,249	$82,549
Gross margin	41%	46%	45%
Comparison of the fiscal years ended June 30, 2018 and 2017
Revenue, cost of revenue and gross profit
Consolidated overview. Product revenue decreased 51% to $59.1 million in fiscal 2018 from $119.8 million in fiscal 2017. The decrease in product revenue was due primarily to a decrease in royalty revenue recognized from the commencement of Ford's map update program, whereby revenue from certain on-board navigation products offered with map updates that we previously recognized as revenue upon delivery is now being deferred and recognized over the contractual period during which we provide map updates, and the deferral of all prospective Ford royalties beginning January 1, 2018 pending completion of milestone deliveries. Services revenue decreased 6% to $47.0 million in fiscal 2018 from $49.8 million in fiscal 2017. The decrease in services revenue was due primarily to lower subscription fees resulting from decreases in the number of paying subscribers for mobile navigation revenue, partially offset by increases in automotive navigation revenue and advertising revenue.
Our cost of product revenue decreased 47% to $37.5 million in fiscal 2018 from $70.3 million in fiscal 2017. The decrease was due primarily to a decrease in third party content costs associated with automotive navigation solutions as a result of offering map updates in conjunction with our on-board navigation product, which requires recognition of such costs with the related revenue over the contractual period during which we provide map updates, and the deferral of all prospective Ford royalties beginning January 1, 2018 pending completion of milestone deliveries. Our cost of services revenue increased 12% to $24.7 million in fiscal 2018 from $22.1 million in fiscal 2017. The increase was due primarily to an increase in cost of automotive revenue associated with the increased revenue from brought-in solutions and, to a lesser extent, an increase in cost of advertising revenue associated with delivered impressions related to a cash basis customer, for which we do not recognize revenue until cash is received.
Our gross profit decreased to $44.0 million in fiscal 2018 from $77.2 million in fiscal 2017. Our gross margin decreased to 41% in fiscal 2018 from 46% in fiscal 2017. The decrease in gross margin was primarily due to a decrease in automotive gross margin resulting from the deferral of all prospective Ford royalties beginning January 1, 2018 pending completion of milestone deliveries, and a change in product region and customer mix.

Revenue concentrations. In fiscal 2018 and 2017, revenue from Ford represented 55% and 69% of our total revenue, respectively. The decrease in Ford revenue as a percentage of our total revenue for the comparable periods reflects the deferral of all prospective royalties related to Ford beginning January 1, 2018, pending completion of milestone deliveries.
We primarily sell our services in the United States. In fiscal 2018 and 2017, revenue derived from U.S. sources represented 94% and 88% of our total revenue, respectively.
Segments information
Automotive. Automotive revenue decreased 47% to $65.6 million in fiscal 2018 from $123.8 million in fiscal 2017. The decrease was due primarily to a decrease in production royalty revenue of $59.4 million resulting from the commencement of Ford's map update program, whereby revenue from certain on-board navigation products offered with map updates that we previously recognized as revenue upon delivery is now being deferred and recognized over the contractual period during which we provide map updates, and the deferral of all prospective Ford royalties beginning January 1, 2018 pending completion of milestone deliveries. Automotive revenue included customized software development and map update revenue of $1.8 million and $0.7 million in fiscal 2018 and 2017, respectively. In addition, during fiscal 2018 and 2017, our deferred revenue increased $148.1 million and $64.4 million, respectively, primarily related to the deferral of all prospective Ford royalties beginning January 1, 2018, royalties from SYNC 3 map update programs for Ford Europe, Australia and New Zealand, GM's hybrid solution and OnStar RemoteLink, and Toyota's Scout GPS Link mobile applications. Automotive revenue represented 62% and 73% of total revenue in fiscal 2018 and 2017, respectively. The decrease in automotive revenue as a percentage of total revenue for the comparable periods reflects the deferral of all prospective royalties related to Ford beginning January 1, 2018.
Cost of automotive revenue decreased 42% to $43.2 million in fiscal 2018 from $73.9 million in fiscal 2017. The decrease was due primarily to a decrease in third party content costs of $32.5 million as a result of offering map updates in conjunction with our on-board navigation product, which requires recognition of such costs with the related revenue over the contractual period during which we provide map updates, and the deferral of all prospective royalties related to Ford beginning January 1, 2018 pending completion of milestone deliveries.
Automotive gross profit decreased 55% to $22.4 million in fiscal 2018 from $49.9 million in fiscal 2017. Automotive gross margin decreased to 34% in fiscal 2018 from 40% in fiscal 2017. The decrease in gross margin was due primarily to the deferral of all prospective royalties related to Ford beginning January 1, 2018 in combination with the effect of certain period costs such as intangibles amortization, payroll and related compensation and benefits, and hosting services that remain generally fixed. The decrease was also driven by a change in product region and customer mix.
Advertising. Advertising revenue increased 1% to $27.2 million in fiscal 2018 from $26.8 million in fiscal 2017. The increase was due primarily to an increase in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue in fiscal 2018 excludes $0.9 million of billings for delivered impressions related to a cash basis customer, for which we recognized the related costs of such impressions in cost of advertising revenue. Advertising revenue represented 26% and 16% of total revenue in fiscal 2018 and 2017, respectively.
Cost of advertising revenue increased 5% to $13.3 million in fiscal 2018 from $12.7 million in fiscal 2017. The increase was due primarily to an increase in hosted services costs of $0.3 million and amortization of capitalized software costs of $0.2 million. Our cost of advertising revenue increased at a higher rate than our advertising revenue due primarily to the inclusion of costs in fiscal 2018 associated with $0.9 million of excluded revenue related to a cash basis customer.
Advertising gross profit decreased 2% to $13.9 million in fiscal 2018 from $14.1 million in fiscal 2017. Advertising gross margin decreased to 51% in fiscal 2018 from 53% in fiscal 2017. The decrease in gross margin resulted primarily from the inclusion of costs in fiscal 2018 associated with $0.9 million of excluded revenue related to a cash basis customer.
Mobile Navigation. Mobile navigation revenue decreased 29% to $13.4 million in fiscal 2018 from $19.0 million in fiscal 2017. The decrease was primarily due to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T and T-Mobile and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 12% and 11% of total revenue in fiscal 2018 and 2017, respectively.
Cost of mobile navigation revenue was generally flat at $5.7 million in fiscal 2018 and 2017. Cost of mobile navigation revenue in fiscal 2018 reflects a decrease in third party content costs of $0.4 million, offset by an increase in hosted services costs of $0.2 million, payroll and related compensation and benefits expense of $0.1 million and telecommunications expense of $0.1 million.

Mobile navigation gross profit decreased 42% to $7.7 million in fiscal 2018 from $13.3 million in fiscal 2017. Mobile navigation gross margin decreased to 57% in fiscal 2018 from 70% in fiscal 2017. The decrease in gross margin resulted primarily from declining revenue, while cost of revenue remained generally fixed.
Operating expenses
Research and development. Our research and development expenses increased 20% to $87.5 million in fiscal 2018 from $73.1 million in fiscal 2017. The increase was due primarily to increases in payroll and related compensation and benefits expense of $12.1 million, outside consulting services of $1.5 million and business and other expenses of $0.6 million, partially offset by decreases in hardware, software and related maintenance of $0.4 million and travel and entertainment expense of $0.3 million. As a percentage of revenue, research and development expenses increased to 82% in fiscal 2018 from 43% in fiscal 2017. The total number of research and development personnel increased 7% to 644 at June 30, 2018 from 604 at June 30, 2017, with a significant portion of the increase attributable to employees in lower cost regions such as Romania and China. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automobile manufacturers and tier ones, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses decreased 6% to $20.7 million in fiscal 2018 from $22.0 million in fiscal 2017. The decrease was primarily due to decreases of $0.4 million in stock-based compensation expense, $0.3 million in travel and entertainment expense, $0.2 million in marketing expense and $0.1 million in payroll and related compensation and benefits expense. As a percentage of revenue, sales and marketing expenses increased to 20% in fiscal 2018 from 13% in fiscal 2017. The total number of sales and marketing personnel decreased 8% to 56 at June 30, 2018 from 61 at June 30, 2017.
General and administrative. Our general and administrative expenses decreased 6% to $21.6 million in fiscal 2018 from $23.0 million in fiscal 2017. The decrease was primarily due to a decrease in legal expense of $2.0 million, partially offset by an increase in outside services of $0.5 million. The total number of general and administrative personnel was comparable at 57 as of June 30, 2018 and 2017. As a percentage of revenue, general and administrative expenses increased to 20% in fiscal 2018 from 14% in fiscal 2017.
Goodwill impairment. Goodwill impairment in fiscal 2018 was comprised of $2.7 million related to the impairment of all of the goodwill associated with our mobile navigation segment.
Legal settlement and contingencies. Legal settlement and contingencies expense in fiscal 2018 related primarily to the settlement of the Location Based Services LLC patent matter. Legal settlement and contingencies expense in fiscal 2017 included the portion of our $8.0 million settlement with Vehicle IP in January 2017 that was not previously accrued. Of the $8.0 million total settlement expense, $0.9 million was previously accrued in fiscal 2016. Legal settlement and contingencies expense in fiscal 2017 also reflected the reversal of an accrued liability of $0.7 million previously expensed related to other ongoing indemnification matters, which were also resolved in January 2017.
Other income (expense), net. Our other income (expense), net was $0.8 million in fiscal 2018 and $0.9 million in fiscal 2017. Other income (expense), net in fiscal 2018 included $1.4 million of interest income partially offset by $(0.6) million losses on foreign exchange. Other income (expense), net in fiscal 2017 included $1.2 million of interest income partially offset by a $(0.3) million loss on foreign exchange.
Provision (benefit) for income taxes. Our provision for income taxes increased to $1.0 million in fiscal 2018 compared to $0.8 million in fiscal 2017. Our effective tax rate was 1% in fiscal 2018 compared to an effective tax rate of 2% in fiscal 2017. Our effective tax rate in fiscal 2018 was attributable primarily to foreign withholding taxes and income taxes from foreign jurisdictions. Our effective tax rate in fiscal 2017 was attributable primarily to foreign withholding taxes and income taxes in certain foreign jurisdictions, partially offset by the reversal of tax reserves related to the settlement of our New York state and IRS tax audits.
We anticipate that our foreign tax withholding obligation will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards and, accordingly, we have negotiated a price adjustment with a major customer.
The loss carryback rules were eliminated under the Tax Cuts and Jobs Act, and our losses incurred during fiscal 2018 are not eligible for loss carryback.
The usage of our remaining U.S. federal and California state loss carryforwards at June 30, 2018 of approximately $239 million and $13 million, respectively, is limited by Section 382 of the Internal Revenue Code.

As of June 30, 2018, our cumulative unrecognized tax benefit was $3.8 million, of which $3.7 million was netted against deferred tax assets. Included in the other long-term liabilities are unrecognized tax benefits at June 30, 2018 of $0.1 million that, if recognized, would affect the annual effective tax rate.
We believe it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2018 could decrease (whether by payment, release, or a combination of both) by approximately $0.1 million in the next 12 months. We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had $0.1 million and $0.1 million accrued for the payment of interest and penalties at June 30, 2018 and 2017, respectively.
All available evidence, both positive and negative, was considered to determine whether, based upon the weight of the evidence, a valuation allowance for deferred tax assets is needed.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in previous years, and expected losses in fiscal 2019 and potentially future years in the U.S., we maintained a valuation allowance on deferred tax assets in the U.S. Due to operating losses in previous years and expected losses in future years, we continued to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. Our valuation allowance increased from the prior fiscal year by approximately $8.2 million, $20.3 million and $12.1 million in fiscal 2018, 2017 and 2016, respectively.
We file income tax returns in the U.S. with the IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2016 through fiscal 2017 for federal tax purposes, for fiscal 2014 through fiscal 2017 in state jurisdictions, and for fiscal 2013 through fiscal 2017 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
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
The Act caused the Company’s deferred tax assets and deferred tax liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Due to the full valuation allowance placed against our U.S. deferred tax assets, any change in our gross deferred tax assets will have no impact to income tax expense.
The value of deferred tax assets, net of liabilities decreased by $18.9 million as of January 1, 2018 due to the reduction in the federal corporate tax rate, which had no impact to income tax expense during fiscal 2018 due to the full valuation allowance placed on the assets.

Comparison of the fiscal years ended June 30, 2017 and 2016
Revenue, cost of revenue and gross profit
Consolidated overview. Product revenue decreased 10% to $119.8 million in fiscal 2017 from $132.5 million in fiscal 2016. The decrease in product revenue was due primarily to a decrease in royalty revenue recognized from the commencement of Ford's map update program in Europe in the second half of fiscal 2017, whereby revenue from certain on-board navigation products offered with map updates that we previously recognized upon delivery is now being deferred and recognized as revenue over the contractual period during which we provide map updates. Services revenue decreased 2% to $49.8 million in fiscal 2017 from $50.9 million in fiscal 2016. The decrease in services revenue was due primarily to a decrease in mobile navigation revenue, partially offset by an increase in advertising revenue.
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
Segments information
Automotive. Automotive revenue decreased 9% to $123.8 million in fiscal 2017 from $135.4 million in fiscal 2016. The decrease was due primarily to a decrease in production royalty revenue of $15.0 million in the second half of fiscal 2017 resulting from the commencement of Ford's map update program in Europe, whereby revenue from certain on-board navigation products offered with map updates that we previously recognized upon delivery is now being deferred and recognized as revenue over the contractual period during which we provide map updates. This decrease was partially offset by an increase in royalty revenue of $5.9 million from automotive navigation solutions in the first half of fiscal 2017. Automotive revenue included customized software development and map update revenue of $0.7 million and $3.2 million in fiscal 2017 and 2016, respectively. In addition, during fiscal 2017 and 2016, our deferred automotive revenue increased $64.4 million and $17.0 million, respectively, primarily related to royalties from Ford Europe and Ford Australia and New Zealand SYNC 3 map update programs, GM's hybrid solution and OnStar RemoteLink and Toyota's Scout GPS Link mobile applications. Automotive revenue represented 73% and 74% of total revenue in fiscal 2017 and 2016, respectively.
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
Liquidity and capital resources
The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(6,996)	$(9,452)	$(3,098)
Net cash provided by investing activities	4,469	8,942	8,553
Net cash used in financing activities	(1,646)	(270)	(2,316)
Effect of exchange rate changes on cash and cash equivalents	533	188	(511)
Net increase (decrease) in cash and cash equivalents	$(3,640)	$(592)	$2,628
At June 30, 2018, we had cash and cash equivalents and short-term investments of $84.9 million, which primarily consisted of corporate bonds, asset-backed securities, U.S. treasury securities and money market mutual funds held by well-capitalized financial institutions.
Our accounts receivable are heavily concentrated in a small number of customers. As of June 30, 2018, our accounts receivable, net balance was $46.2 million, of which Ford represented 56%.
Our future capital requirements will depend on many factors, including our ability to continue to increase our billings and control our expenses in fiscal 2019 and beyond, whether we return to profitability, the timing and extent of expenditures to support development efforts, the management and optimization of research and development and sales and marketing activities and headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to continue to use cash in operating activities in fiscal 2019 and we may experience greater than expected cash usage in operating activities if revenue is lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, one of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them; we were to fail to successfully compete in our highly competitive market, our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash used in operating activities. Net cash used in operating activities was $7.0 million, $9.5 million and $3.1 million in fiscal 2018, 2017 and 2016, respectively. Cash provided by (used in) operating activities has historically been affected by changes in our end user base and our operating costs. In fiscal 2018, cash used in operating activities was due primarily to a net loss of $89.1 million, partially offset by non-cash charges for depreciation and amortization of $3.6 million, stock-based compensation of $9.9 million, goodwill impairment of $2.7 million and a $66.9 million change in our operating assets and liabilities. In fiscal 2017, cash used in operating activities was due primarily to a net loss of $47.3 million, partially offset by non-cash charges for depreciation and amortization of $2.6 million, stock-based compensation of $10.2 million, and a $24.4 million change in our operating assets and liabilities. In fiscal 2016, cash used in operating activities was due primarily to a net loss of $35.3 million, partially offset by non-cash charges for depreciation and amortization of $3.4 million, stock-based compensation of $11.4 million, write-off of long-term investments of $1.0 million, and a $15.4 million change in our operating assets and liabilities.
Net cash provided by investing activities. Net cash provided by investing activities was $4.5 million, $8.9 million and $8.6 million during fiscal 2018, 2017 and 2016, respectively. In fiscal 2018, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $9.1 million, partially offset by purchases of property and equipment of $4.6 million. In fiscal 2017, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $9.9 million, partially offset by purchases of property and equipment of $1.2 million. In fiscal 2016, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $12.6 million, partially offset by purchases of property and equipment of $4.0 million. We expect our capital expenditures in future periods to remain in line with fiscal 2018 as we continue to invest in the infrastructure needed for our strategic growth areas of automotive and advertising, while also leveraging the benefits of hosted environments for which we no longer have to make large upfront capital expenditure investments.
Net cash used in financing activities. During fiscal 2018, 2017 and 2016, we used cash in our financing activities of $1.6 million, $0.3 million and $2.3 million, respectively. In fiscal 2018, 2017 and 2016, these activities reflect tax withholdings paid related to net share settlements of restricted stock units upon vesting, and were partially offset by proceeds from the exercise of options for our common stock.
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
The following table summarizes our outstanding noncancelable contractual obligations as of June 30, 2018:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$16,673	$4,134	$7,164	$4,849	$526
Purchase obligations(2)	7,479	3,362	2,456	830	831
Total contractual obligations	$24,152	$7,496	$9,620	$5,679	$1,357

(1)	Consist of contractual obligations for office space under noncancelable operating leases.

(2)	Consist of minimum noncancelable financial commitments primarily related to fees owed to certain third party content providers, regardless of usage level.
At June 30, 2018, we had a liability for unrecognized tax benefits and an accrual for the payment of related interest and penalties totaling $0.2 million. Due to uncertainties related to these tax matters, we are unable to make a reasonably reliable estimate of when cash settlements with the taxing authority will occur.
Warranties and indemnifications
Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our navigation services or products infringe a third party’s intellectual property rights or for other specified reasons. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to litigation in which our customers have been named as defendants. See Part I, Item 3, “Legal Proceedings.” As it relates to past indemnification requests or notices, in certain situations we have agreed to defend or indemnify our customers for the indemnity demands. For those notices where we have not agreed to provide indemnity or defense to date, or future demands for indemnity, we may in the future agree to defend and indemnify our customers, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our navigation services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our customers, negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted, or any of our customer agreements is terminated, our business, operating results and financial condition could be materially harmed. As of June 30, 2018, any costs in connection with such indemnity demands which are probable and estimable have been recorded in our consolidated financial statements.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2018.
Off-balance sheet arrangements
During fiscal 2018, 2017 and 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent accounting pronouncements
See Part IV., Item 15 (a) 1. Financial Statements, Note 1 Summary of business and significant accounting policies, "Recent accounting pronouncements."

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in fiscal 2018 would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the RMB and the RON. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Management assessed our internal control over financial reporting as of June 30, 2018. Management based its assessment on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of June 30, 2018.
Grant Thornton LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Telenav, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2018, and our report dated September 11, 2018 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ GRANT THORNTON LLP
San Jose, California September 11, 2018

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K.
The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2018 fiscal year end) under the headings “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2018 fiscal year end) under the headings “Corporate Governance,” “Executive Compensation,” and “Compensation Committee Report.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2018 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2018 fiscal year end) under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2018 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2010
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.4	10/30/2009
10.4.1#	2009 Equity Incentive Plan, amended and restated as of January 27, 2017	8-K/A	10.4.3	9/29/2017
10.4.4#	2009 Equity Incentive Plan, amended and restated as of October 30, 2017.	8-K	10.4.4	11/3/2017
10.4.5#	2009 Equity Incentive Plan, amended and restated as of January 24, 2018.	10-Q	10.4.5	5/10/2018
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3†	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4†	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5†	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012
10.15.6†	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.23†	Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.23	11/8/2013
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014
10.16.25†	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26†	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27†	Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-K	10.16.27	8/22/2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.28†	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	10-K	10.16.28	8/22/2014
10.16.29†	Amended and Restated Territory License No. 8, dated August 18, 2014, by and between Telenav, Inc., HERE North America, LLC (f/k/a NAVTEQ North America, LLC), and Here Europe B.V. (f/k/a NAVTEQ Europe B.V.)	10-Q	10.16.29	11/6/2014
10.16.30†	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	10-Q	10.16.30	2/5/2015
10.16.31†	Territory License No. 11, dated April 3, 2015 by and between HERE North America, LLC, HERE Europe B.V., and Telenav, Inc.	10-K	10.16.31	8/24/2015
10.16.32†	First Amendment to Amended and Restated Territory License No. 8, dated November 4, 2015 by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.32	2/9/2016
10.16.33†	First Amendment to General License Agreement, dated November 12, 2015 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.33	2/9/2016
10.16.34†	Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.34	5/9/2016
10.16.35†	First Amendment, effective August 24, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.35	11/7/2016
10.16.36†	Second Amendment, effective December 5, 2016, to Amended and Restated Territory License No. 8, dated April 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.36	2/3/2017
10.16.36.1	Sublease Termination Agreement, dated as of August 10, 2017, among Avaya Inc. and Telenav, Inc.[1]
10.16.37†	Third Amendment, effective December 6, 2016, to Territory License No. 9, dated February 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.37	2/3/2017
10.16.38†	Second Amendment, effective December 6, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.38	2/3/2017
10.16.39†+	Territory License No. 12, dated June 30, 2017, by and among HERE North America, LLC, HERE Europe B.V. and Telenav, Inc.	10-Q	10.16.39	11/9/2017
10.16.40†	Third Amendment dated August 7, 2017 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.40	11/9/2017
10.16.41†	Access Agreement dated August 7, 2017 by and between Telenav, Inc., HERE North America LLC	10-Q	10.16.41	11/9/2017
10.16.42†	First Amendment dated October 2, 2017 to Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.42	11/9/2017
10.16.43†	Fourth Amendment dated December 14, 2017 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.43	2/8/2018
10.16.44+
Second Amendment dated December 15, 2017 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.
		Filed Herewith

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.45+
Fourth Amendment dated April 4, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.
		Filed Herewith
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23.1	2/6/2014
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26†	SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.1†	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2†	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3†	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4†	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012
10.26.5†	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6†	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7†	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012
10.26.8†	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9†	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11†	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.11	8/30/2013

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.12†	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.12	8/30/2013
10.26.13†	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.13	8/30/2013
10.26.14†	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.14	11/8/2013
10.26.15†	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.15	2/6/2014
10.26.16†	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014
10.26.17†	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.17	5/7/2015
10.26.18†	Amendment No. 18 effective June 17, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.18	11/9/2015
10.26.19†	Amendment No. 19, effective December 1, 2015, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.19	11/7/2016
10.26.20†	Amendment No. 20, effective January 1, 2016, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.20	2/3/2017
10.26.21†	Amendment No. 21, effective October 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.21	5/10/2018
10.26.22†	Amendment No. 22, effective January 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company. America, LLC and NAVTEQ Europe B.V.	10-Q	10.26.22	2/8/2018
10.26.23†	Amendment No. 23, effective December 13, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company. America, LLC and NAVTEQ Europe B.V.	10-Q	10.26.23	5/10/2018
10.26.24†	Amendment No. 24, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.24	5/10/2018
10.26.25†	Amendment No. 25, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.25	5/10/2018
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.	10-Q	10.32	2/5/2015
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	10-Q	10.33	2/5/2015
10.36	Sublease, dated as of November 11, 2015, between Avaya Inc. and Telenav, Inc.	10-Q	10.36	2/9/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.36.1	Sublease Termination Agreement, dated as of August 10, 2017, among Avaya, Inc. and Telenav, Inc.	10-Q	10.36.1	11/9/2017
10.37	Landlord Consent to Sublease, dated as of December 18, 2015, by and among The Prudential Insurance Company of America, Avaya Inc., and Telenav, Inc.	10-Q	10.37	2/9/2016
10.38	Lease Termination Agreement dated October 16, 2015, by and between St. Paul Fire and Marine Insurance Company and Telenav, Inc.	8-K	10.1	10/22/2015
10.39	Shanghai Real Estate Lease Agreement, dated as of March 4, 2016, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	10-K	10.39	8/22/2016
10.40	Lease dated August 9, 2017 for 4655 Great America Parkway, Suite 300, Santa Clara, CA among PRII Towers at Great America Owner LLC and Telenav, Inc.	10-Q	10.40	11/9/2017
10.41	Settlement Agreement dated August 24, 2017 by and among Telenav, Inc. and Nokomis Capital, LLC and its affiliates	8-K	10.41	8/24/2017
10.42	Consulting Agreement, dated as of August 31, 2017, by and between Telenav, Inc. and Joseph M. Zaelit.	8-K	10.42	9/5/2017
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
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

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated:	September 11, 2018	By:	/s/ Dr. HP JIN
Dr. HP Jin
Chairman of the Board of Directors, President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. HP Jin, in his capacity as Telenav, Inc.'s Chief Executive Officer, and Michael Strambi, in his capacity as Telenav, Inc.'s Chief Financial Officer, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name and Signature	Title	Date

/s/ Dr. HP JIN	Chairman of the Board of Directors, President and Chief Executive Officer	September 11, 2018
Dr. HP Jin	(Principal Executive Officer)

/s/ MICHAEL STRAMBI	Chief Financial Officer and Treasurer	September 11, 2018
Michael Strambi	(Principal Financial and Accounting Officer)

/s/ SAMUEL CHEN	Director	September 11, 2018
Samuel Chen

/s/ WES CUMMINS	Director	September 11, 2018
Wes Cummins

/s/ KAREN C. FRANCIS	Director	September 11, 2018
Karen C. Francis

/s/ DOUGLAS MILLER	Director	September 11, 2018
Douglas Miller

/s/ RANDY ORTIZ	Director	September 11, 2018
Randy Ortiz

/s/ KEN XIE	Director	September 11, 2018
Ken Xie

FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Telenav, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Telenav, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2018, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 11, 2018 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

San Jose, California September 11, 2018

TELENAV, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$17,117	$20,757
Short-term investments	67,829	77,598
Accounts receivable, net of allowances of $17 and $75 at June 30, 2018 and 2017, respectively	46,188	57,834
Restricted cash	2,982	3,401
Income taxes receivable	—	34
Deferred costs	31,888	11,703
Prepaid expenses and other current assets	3,867	3,988
Total current assets	169,871	175,315
Property and equipment, net	6,987	4,658
Deferred income taxes, non-current	867	900
Goodwill and intangible assets, net	31,046	34,844
Deferred costs, non-current	109,269	42,389
Other assets	2,372	1,454
Total assets	$320,412	$259,560
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$13,008	$6,151
Accrued expenses	38,803	51,528
Deferred revenue	52,871	20,345
Income taxes payable	221	197
Total current liabilities	104,903	78,221
Deferred rent, non-current	1,112	996
Deferred revenue, non-current	182,236	67,056
Other long-term liabilities	1,115	1,139
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 44,871 shares and 43,946 shares issued and outstanding at June 30, 2018 and 2017, respectively	45	44
Additional paid-in capital	167,895	159,666
Accumulated other comprehensive loss	(1,852)	(1,934)
Accumulated deficit	(135,042)	(45,628)
Total stockholders’ equity	31,046	112,148
Total liabilities and stockholders’ equity	$320,412	$259,560
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	June 30,
	2018	2017	2016
Revenue:
Product	$59,143	$119,785	$132,454
Services	47,037	49,799	50,892
Total revenue	106,180	169,584	183,346
Cost of revenue:
Product	37,517	70,260	79,165
Services	24,713	22,075	21,632
Total cost of revenue	62,230	92,335	100,797
Gross profit	43,950	77,249	82,549
Operating expenses:
Research and development	87,488	73,102	68,911
Sales and marketing	20,748	21,995	25,587
General and administrative	21,562	23,041	23,059
Goodwill impairment	2,666	—	—
Legal settlement and contingencies	425	6,424	935
Restructuring	—	—	(1,362)
Total operating expenses	132,889	124,562	117,130
Loss from operations	(88,939)	(47,313)	(34,581)
Other income (expense), net	833	892	(229)
Loss before provision for income taxes	(88,106)	(46,421)	(34,810)
Provision for income taxes	1,012	841	511
Net loss	$(89,118)	$(47,262)	$(35,321)
Net loss per share, basic and diluted	$(2.00)	$(1.09)	$(0.85)
Weighted average shares used in computing net loss per share, basic and diluted	44,498	43,343	41,567
See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Fiscal Year Ended
	June 30,
	2018	2017	2016

Net loss	$(89,118)	$(47,262)	$(35,321)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	542	188	(512)
Available for sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(465)	(360)	272
Reclassification adjustments for gain on available-for-sale securities recognized, net of tax	5	5	13
Net increase (decrease) from available-for-sale securities, net of tax	(460)	(355)	285
Other comprehensive income (loss), net of tax	82	(167)	(227)
Comprehensive loss	$(89,036)	$(47,429)	$(35,548)

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2015	40,537	$41	$140,406	$(1,540)	$37,276	$176,183
Issuance of common stock upon exercise of stock options	1,299	1	1,548	—	—	1,549
Release of restricted stock units	948	1	(3,296)	—	—	(3,295)
Repurchases of common stock	(76)	—	(249)	—	(321)	(570)
Stock-based compensation expense	—	—	11,366	—	—	11,366
Foreign currency translation adjustment, net of tax	—	—	—	(512)	—	(512)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	285	—	285
Net loss	—	—	—	—	(35,321)	(35,321)
Balance at June 30, 2016	42,708	$43	$149,775	$(1,767)	$1,634	$149,685
Issuance of common stock upon exercise of stock options	437	—	2,738	—	—	2,738
Release of restricted stock units	801	1	(3,009)	—	—	(3,008)
Stock-based compensation expense	—	—	10,162	—	—	10,162
Foreign currency translation adjustment, net of tax	—	—	—	188	—	188
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	(355)	—	(355)
Net loss	—	—	—	—	(47,262)	(47,262)
Balance at June 30, 2017	43,946	$44	$159,666	$(1,934)	$(45,628)	$112,148
Issuance of common stock upon exercise of stock options	151	—	681	—	—	681
Release of restricted stock units	774	1	(2,328)	—	—	(2,327)
Stock-based compensation expense	—	—	9,876	—	—	9,876
Foreign currency translation adjustment, net of tax	—	—	—	542	—	542
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(460)	—	(460)
Adoption of ASU 2016-16 using the modified retrospective method	—	—	—	—	(296)	(296)
Net loss	—	—	—	—	(89,118)	(89,118)
Balance at June 30, 2018	44,871	$45	$167,895	$(1,852)	$(135,042)	$31,046

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2018	2017	2016
Operating activities
Net loss	$(89,118)	$(47,262)	$(35,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,609	2,647	3,362
Deferred rent reversal due to lease termination	(538)	—	—
Tenant improvement allowance recognition due to lease termination	(582)	—	—
Accretion of net premium on short-term investments	192	403	645
Stock-based compensation expense	9,876	10,162	11,366
Goodwill impairment	2,666	—	—
Bad debt expense	(24)	189	95
Loss (gain) on disposal of property and equipment	15	(14)	398
Write-off of long-term investments	—	—	977
Changes in operating assets and liabilities:
Accounts receivable	11,708	(15,807)	(5,817)
Deferred income taxes	52	(239)	109
Restricted cash	419	1,709	(231)
Income taxes receivable	34	654	5,393
Deferred costs	(87,065)	(42,016)	(8,935)
Prepaid expenses and other current assets	42	459	(592)
Other assets	(1,300)	483	972
Trade accounts payable	6,836	1,195	4,118
Accrued expenses and other liabilities	(12,725)	13,778	4,730
Income taxes payable	23	109	(636)
Deferred rent	1,178	66	(272)
Deferred revenue	147,706	64,032	16,541
Net cash used in operating activities	(6,996)	(9,452)	(3,098)
Investing activities
Purchases of property and equipment	(4,648)	(1,225)	(4,004)
Purchases of short-term investments	(49,287)	(64,957)	(55,021)
Proceeds from sales and maturities of short-term investments	58,404	74,878	67,578
Proceeds from sales of long-term investments	—	246	—
Net cash provided by investing activities	4,469	8,942	8,553
Financing activities
Proceeds from exercise of stock options	681	2,738	1,549
Repurchase of common stock	—	—	(570)
Tax withholdings related to net share settlements of restricted stock units	(2,327)	(3,008)	(3,295)
Net cash used in financing activities	(1,646)	(270)	(2,316)
Effect of exchange rate changes on cash and cash equivalents	533	188	(511)
Net increase (decrease) in cash and cash equivalents	(3,640)	(592)	2,628
Cash and cash equivalents, at beginning of period	20,757	21,349	18,721
Cash and cash equivalents, at end of period	$17,117	$20,757	$21,349
Supplemental disclosure of cash flow information
Income taxes paid (received), net	$1,053	$1,872	$(4,610)

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
Notes to Consolidated Financial Statements

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as "Telenav," “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. Telenav is a global leading provider of location-based services for connected cars and advertising. We utilize our connected car platform and our advertising platform to deliver these products and services. Our connected car platform allows us to deliver enhanced location-based navigation services to automobile manufacturers and tier one suppliers, or tier ones. Our advertising platform, which we provide through our Thinknear subsidiary, leverages our location expertise and delivers highly targeted advertising services to advertisers and advertising agencies. We operate in three business segments: automotive, advertising and mobile navigation. Our fiscal year ends on June 30, and in this report we refer to the fiscal years ended June 30, 2018, 2017 and 2016 as fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
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
Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our overall operating results for fiscal 2018, fiscal 2017 or fiscal 2016.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

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
Cost of revenue and deferred costs
Our cost of revenue consists primarily of the cost of third party royalty based content, such as map, points of interest, or POI, traffic, gas price and weather data, and voice recognition technology that we use in providing our personalized navigation services. Our cost of revenue also includes the cost of third party exchange ad inventory as well as expenses associated with third party hosting services, data center operations, customer support, the amortization of capitalized software, recognition of deferred development costs on specific projects, stock-based compensation and amortization of acquired developed technology.
We capitalize and defer recognition of certain third party royalty based content costs associated with deferred automotive product and services revenue, and we recognize these deferred costs as cost of revenue with the associated revenue generally over the period the licensor is obligated to provide the content related services. Deferred costs are classified as short-term or long-term consistent with the periods over which the third party content related services are rendered.
Deferred costs also include the cost of software we develop for customers requiring significant modification or customization, as discussed below in Research and software development costs. We recognize these deferred software development costs as cost of revenue with the associated customized software development revenue. We evaluate contract cost deferrals for impairment on a quarterly basis or whenever events or changes in circumstances indicate that a project may require recognition of a contract loss. We did not record any impairment losses during the three years ended June 30, 2018.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Foreign currency
We translate the financial statements of certain of our foreign subsidiaries whose functional currency is their local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our net income for each year. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates during the year. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains (losses) were $254,000, $318,000 and $(10,000) in fiscal 2018, 2017 and 2016, respectively.
Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance, net of tax as of June 30, 2016	$(1,889)	$122	$(1,767)
Other comprehensive income (loss) before reclassifications, net of tax	188	(360)	(172)
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	5	5
Other comprehensive income (loss), net of tax	188	(355)	(167)
Balance, net of tax as of June 30, 2017	(1,701)	(233)	(1,934)
Other comprehensive income (loss) before reclassifications, net of tax	542	(465)	77
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	5	5
Other comprehensive income (loss), net of tax	542	(460)	82
Balance, net of tax as of June 30, 2018	$(1,159)	$(693)	$(1,852)
The amount reclassified from accumulated other comprehensive income (loss), net of tax, was determined using the specific identification method and the amount was included in other income, net, for fiscal 2018 and 2017, respectively.
The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material for fiscal 2018 and 2017.
Cash equivalents and short-term investments
Cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from time of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all of our cash equivalents and short-term investments as “available-for-sale,” as these investments are free of trading restrictions. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption short-term investments in the accompanying consolidated balance sheets. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. Our net realized gains (losses) were $(64,000), zero and $4,000 in fiscal 2018, 2017 and 2016, respectively. Interest income totaled $1.4 million, $1.2 million and $1.0 million in fiscal 2018, 2017 and 2016, respectively.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Concentrations of risk and significant customers
Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. We maintain our cash, cash equivalents and short-term investments with well-capitalized financial institutions. Cash equivalents consist primarily of money-market accounts and commercial paper with original maturities of three months or less at the time of purchase. Our primary customers are automobile manufacturers and tier ones, and advertisers and advertising agencies, and we do not require collateral for accounts receivable. To manage the credit risk associated with accounts receivable, we evaluate the creditworthiness of our customers. We evaluate our accounts receivable on an ongoing basis to determine those amounts not collectible. To date, we are not aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, other than those customers for which an allowance for doubtful accounts has been established.
Revenue related to products and services provided through Ford Motor Company, or Ford, comprised 55%, 69% and 71% of revenue for fiscal 2018, 2017 and 2016, respectively. Receivables due from Ford were 56% and 74% of total accounts receivable at June 30, 2018 and 2017, respectively. Revenue related to services provided through AT&T Mobility LLC., or AT&T, comprised less than 10% of revenue for fiscal 2017 and 2016, and 15% of revenue for fiscal 2016. Receivables due from General Motors Holdings and its affiliates, or GM, were 10% of total accounts receivable at June 30, 2018. No other customer represented 10% of our revenue or 10% of our receivables for any period presented.
Our licensed map, POI and traffic data have been provided principally through HERE North America, LLC, a company owned by a consortium of German automobile manufacturers, or HERE, and TomTom North America, Inc., or TomTom, in fiscal 2018, 2017 and 2016. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Restricted cash
As of June 30, 2018 and 2017, we had restricted cash of $3.0 million and $3.4 million, respectively, on our consolidated balance sheets. As of June 30, 2018 and 2017, restricted cash is comprised primarily of prepayments from a customer.
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
As of June 30, 2018 and 2017, we did not have any Level 3 financial instruments.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Long-term investments
Our long-term investments consist of privately-held investments, and are included in other assets in our consolidated balance sheets. As of June 30, 2018, the carrying value of our total privately-held investments was $708,000. These investments are accounted for as cost-basis investments, as we own less than 20% of the voting securities and do not have the ability to exercise significant influence over operating and financial policies of the entities. Our investments are in entities that are not publicly traded and, therefore, no established market for the securities exists. Our cost-method investments are carried at historical cost in our consolidated balance sheets and measured at fair value on a nonrecurring basis when indicators of impairment exist. If we believe that the carrying value of the cost basis investments is in excess of estimated fair value, our policy is to record an impairment charge to adjust the carrying value to estimated fair value, when the impairment is deemed other-than-temporary. We regularly evaluate the carrying value of these cost-method investments for impairment. We record realized gains or losses on the sale or impairment of cost method investments in other income, net. We recorded impairment charges of zero, zero and $750,000 for cost-method investments during fiscal 2018, 2017 and 2016, respectively.
During fiscal 2016, we also recorded an impairment charge of $227,000 to write down to zero the remaining carrying value of our June 2015 investment in a Xi'an, China spinoff made in the form of a convertible note.
Including the impairment in the Xi'an, China spin off above, we recorded impairment charges of zero, zero and $977,000 on certain non-marketable equity investments in fiscal 2018, 2017 and 2016, respectively.
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
We performed our annual goodwill impairment test as of April 1, 2018, and the estimated fair value of each of our reporting units exceeded its carrying value. As of June 30, 2018, we had goodwill of $28.7 million.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Leases
We lease our office facilities under operating lease agreements. Office facilities subject to an operating lease and the related lease payments are not recorded on our consolidated balance sheets. The terms of certain lease agreements provide for rental payments on a graduated basis; however, we recognize rent expense on a straight-line basis over the lease period. Any lease incentives or contracted sublease income are recognized as reductions of rental expense on a straight-line basis over the term of the lease. The lease term begins on the date we become legally obligated for the rent payments or when we take possession of the office space, whichever is earlier. As of June 30, 2018, and 2017, we had a total of $1.3 million and $1.2 million, respectively, in deferred rent related to tenant improvement lease incentives and graduated rent payments recorded as liabilities on our balance sheets.
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
Research and software development costs
We expense research and development costs as incurred. For costs incurred under ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, we typically do not achieve technological feasibility prior to incurring such costs and, as a result, all such costs are expensed as incurred. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life, which generally ranges from three to five years depending on the type of application. We capitalized $781,000 of internal use software development costs during fiscal 2018. We did not capitalize or write off any software development costs during fiscal 2017 and 2016. Amortization expense related to capitalized internal use software development costs, which has been recorded in cost of revenue, totaled $174,000, zero and zero for fiscal 2018, 2017 and 2016, respectively. As of June 30, 2018 and 2017, unamortized capitalized internal use software development costs, which were included in other assets, were $608,000 and zero, respectively.
We also account for the costs of software we develop for customers requiring significant modification or customization by deferring qualifying costs under the completed contract method. We begin deferring development costs upon receipt of a signed contract or purchase order. All such development costs incurred are deferred until the related revenue is recognized. We deferred $3.2 million, $3.2 million and $648,000 of software development costs during fiscal 2018, 2017 and 2016, respectively. Development costs expensed to cost of revenue totaled $939,000, $120,000 and $660,000 in fiscal 2018, 2017 and 2016, respectively. As of June 30, 2018 and 2017, deferred software development costs were $5.3 million and $3.1 million, respectively.
Advertising expense
Advertising costs are expensed as incurred. Advertising expense was $131,000, $246,000 and $254,000 in fiscal 2018, 2017 and 2016, respectively.
Recent accounting pronouncements
In November 2016, the Financial Accounting Standards Board, or FASB, issued new guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

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
In May 2014, the FASB issued guidance related to revenue from contracts with customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under this new guidance, ASC 606, revenue is recognized when

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In conjunction with this new revenue guidance, a new subtopic, ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, was also issued. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The updated standard will replace most existing revenue recognition and certain cost guidance under GAAP when it becomes effective and permits the use of either the full retrospective or cumulative effect transition method. In August 2015, the FASB deferred the effective date of this guidance by one year. The updated standard is effective for us in the first quarter of fiscal 2019; accordingly, we will adopt ASC 606 effective July 1, 2018.
We will use the full retrospective transition method, and although our assessment of the impact of this standard is not complete, we anticipate this standard will have a material impact on our consolidated financial statements. We do not expect any significant impact on our advertising and mobile navigation business segments. However, we believe there will be a significant impact on the recognition of revenue and associated third party content costs for certain of our on-board and brought-in automotive navigation solutions.
With respect to on-board automotive solutions, historically we recognized revenue and associated content costs over the life of our contractual obligations when map updates were included, and we deferred substantially all revenue and associated content costs pending the delivery of future specified upgrades. Instead, as of July 1, 2018, we expect to recognize revenue related to royalties for distinct software and content that has been accepted as reproduction of the software takes place during the manufacturing process, with an allocation of the selling price based on the relative standalone selling price of map updates, specified upgrades, and other services as applicable, which we expect to recognize with the associated content costs at a point in time or over time as we transfer control of the related performance obligation.
Regarding brought-in automotive solutions, historically we recognized revenue for each royalty over the expected remaining term of the service obligation. Effective July 1, 2018, since these contracts contain variable consideration we will estimate the total transaction price each reporting period using a probability assessment, and then expect to recognize revenue ratably over the period the services obligation is expected to be fulfilled.
We have not concluded our analysis of the impact on our financial statements of the application of ASC 340-40 with respect to the timing of capitalization and recognition of development costs that are incurred to fulfill obligations under certain actual or anticipated contracts for on-board automotive solutions. In the event we conclude that we are required to capitalize these costs that we expect to recover, we will recognize them as we transfer control of the related performance obligation. Development costs subject to ASC 340-40 incurred to fulfill future obligations under certain actual or anticipated contracts for brought-in automotive solutions are expected to be capitalized and then amortized over the period the services obligation is expected to be fulfilled.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2018	2017	2016
Net loss	$(89,118)	$(47,262)	$(35,321)
Weighted average common shares used in computing net loss per share, basic and diluted	44,498	43,343	41,567
Net loss per share, basic and diluted	$(2.00)	$(1.09)	$(0.85)

The following outstanding shares subject to options and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Stock options	5,116	5,708	5,370
Restricted stock units	3,068	3,005	3,302
Total	8,184	8,713	8,672

3.	Cash, cash equivalents and short-term investments
Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$10,202	$—	$—	$10,202
Cash equivalents:
Money market mutual funds	3,751	—	—	3,751
U.S. treasury securities	498	—	—	498
Commercial paper	2,666	—	—	2,666
Total cash equivalents	6,915	—	—	6,915
Total cash and cash equivalents	17,117	—	—	17,117
Short-term investments:
U.S. treasury securities	4,737	—	(34)	4,703
U.S. agency securities	2,424	—	(16)	2,408
Asset-backed securities	8,040	1	(72)	7,969
Municipal securities	2,220	—	(4)	2,216
Commercial paper	1,249	—	—	1,249
Corporate bonds	49,717	2	(435)	49,284
Total short-term investments	68,387	3	(561)	67,829
Cash, cash equivalents and short-term investments	$85,504	$3	$(561)	$84,946

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2017 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$17,316	$—	$—	$17,316
Cash equivalents:
Money market mutual funds	444	—	—	444
Commercial paper	2,997	—	—	2,997
Total cash equivalents	3,441	—	—	3,441
Total cash and cash equivalents	20,757	—	—	20,757
Short-term investments:
U.S. treasury securities	1,476	—	(3)	1,473
U.S. agency securities	2,553	—	(16)	2,537
Asset-backed securities	9,707	8	(10)	9,705
Municipal securities	7,980	3	(1)	7,982
Commercial paper	4,240	—	(1)	4,239
Foreign government securities	750	—	—	750
Corporate bonds	50,987	24	(99)	50,912
Total short-term investments	77,693	35	(130)	77,598
Cash, cash equivalents and short-term investments	$98,450	$35	$(130)	$98,355

The following table summarizes the cost and estimated fair value of fixed income securities classified as short-term investments based on stated maturities as of June 30, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$33,183	$33,069
Due between one and two years	25,184	24,906
Due between two and three years	10,020	9,854
Total	$68,387	$67,829

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of June 30, 2018 and 2017, we did not consider any of our short-term investments to be other-than-temporarily impaired.

4.	Fair value of financial instruments
We measure certain financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at June 30, 2018 (in thousands):

	Fair Value Measurements at June 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$3,751	$3,751	$—	$—
U.S. treasury securities	498	498	—	—
Commercial paper	2,666	—	2,666	—
Total cash equivalents	6,915	4,249	2,666	—
Short-term investments:
U.S. treasury securities	4,703	4,703	—	—
U.S. agency securities	2,408	—	2,408	—
Asset-backed securities	7,969	—	7,969	—
Municipal securities	2,216	—	2,216	—
Commercial paper	1,249	—	1,249	—
Corporate bonds	49,284	—	49,284	—
Total short-term investments	67,829	4,703	63,126	—
Cash equivalents and short-term investments	$74,744	$8,952	$65,792	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2017 (in thousands):

	Fair Value Measurements at June 30, 2017 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$444	$444	$—	$—
Commercial paper	2,997	—	2,997	—
Total cash equivalents	3,441	444	2,997	—
Short-term investments:
U.S. treasury securities	1,473	1,473	—	—
U.S. agency securities	2,537	—	2,537
Asset-backed securities	9,705	—	9,705	—
Municipal securities	7,982	—	7,982	—
Commercial paper	4,239	—	4,239	—
Foreign government securities	750	—	750	—
Corporate bonds	50,912	—	50,912	—
Total short-term investments	77,598	1,473	76,125	—
Cash equivalents and short-term investments	$81,039	$1,917	$79,122	$—
Accretion of premium, net of discounts, on short-term investments totaled $192,000 and $403,000 in fiscal 2018 and 2017, respectively.
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

There were no transfers between Level 1 and Level 2 financial instruments in fiscal 2018 and 2017, respectively.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2018 or 2017.
5. Balance sheet information
Property and equipment, net
Property and equipment consist of the following (in thousands):

	June 30,
	2018	2017
Computers and equipment	$7,930	$7,357
Computer software	2,858	2,616
Furniture and fixtures	2,107	1,337
Automobiles	819	671
Leasehold improvements	5,603	3,885
	19,317	15,866
Less accumulated depreciation and amortization	(12,330)	(11,208)
Property and equipment, net	$6,987	$4,658

Depreciation and amortization expense related to property and equipment was $2.3 million, $1.7 million and $5.7 million for fiscal 2018, 2017 and 2016, respectively.

Goodwill and intangible assets, net
Intangible assets consist of the following (in thousands):

	June 30,
	2018	2017
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(11,491)	(10,359)
Intangible assets, net	$2,384	$3,516
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $1.1 million, $1.1 million and $1.5 million for fiscal 2018, 2017 and 2016, respectively.
As of June 30, 2018, amortization expense for intangible assets by fiscal year is as follows: $1.0 million in fiscal 2019, $872,000 in fiscal 2020 and $509,000 in fiscal 2021.
Goodwill by reportable segment as of June 30, 2018 and 2017 was as follows (in thousands):

	June 30, 2017	Impairment	June 30, 2018
Automotive	$14,320	$—	$14,320
Advertising	14,342	—	14,342
Mobile Navigation	2,666	(2,666)	—
Goodwill	$31,328	$(2,666)	$28,662

Goodwill impairment
We report results in three business segments. During the three months ended March 31, 2018, we recognized a $2.7 million impairment of all of the goodwill associated with our mobile navigation segment (see Note 1). We performed our annual test of goodwill for impairment on April 1, 2018 at the reporting unit level using a discounted cash flow analysis based upon projected financial information. We applied our best judgment when assessing the reasonableness of the financial projections used to determine the fair value of each reporting unit. Based on the results of our annual goodwill impairment test as of April 1, 2018, the estimated fair value of each of our reporting units exceeded its carrying value.
Accrued expenses
Accrued expenses consist of the following (in thousands):

	June 30,
	2018	2017
Accrued compensation and benefits	$12,024	$10,554
Accrued royalties	16,298	28,179
Accrued legal settlement and contingencies	50	—
Customer overpayments and related reserves	5,356	5,940
Other accrued expenses	5,075	6,855
	$38,803	$51,528
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
In connection with the sublease termination agreement, we recorded the following amounts during fiscal 2018: i) the reversal of $538,000 of deferred rent related to the sublease, with an offsetting credit to rent expense, as amortization of this deferred rent liability is no longer required, and ii) the recognition of $582,000 of tenant improvement allowance related to the sublease, with an offsetting credit to depreciation expense, as amortization of this allowance is no longer required.
In connection with our Sunnyvale lease termination agreements in October 2015, we recorded the following amounts during fiscal 2016: i) the reversal of a $1.5 million restructuring accrual related to 920 De Guigne Drive, as this amount represented the fair value of our lease obligation from April 2016 through November 2019 that was no longer payable; ii) the reversal of a $0.5 million loss accrual related to 930 De Guigne Drive, as this amount represented our loss from subleasing the building from July 2016 through November 2019 that we will no longer incur, partly offset by an accrual of $0.4 million related to the early lease termination fee payable to our sublease tenant; and iii) the reversal of $1.2 million of deferred rent related to 950 De Guigne Drive, as this amount represented our deferred rent liability that was no longer required. We reversed the excess deferred rent as a credit to rent expense.
As of June 30, 2018, future minimum operating lease payments by fiscal year were as follows (in thousands):

Fiscal Year Ending June 30,
2019	$4,134
2020	4,144
2021	3,020
2022	2,643
2022	2,206
Thereafter	526
Total minimum lease payments	$16,673
Rent expense was $4.5 million, $4.1 million and $2.7 million for fiscal 2018, 2017 and 2016, respectively. Facility exit costs included in restructuring in fiscal 2018, 2017 and 2016 were zero, zero and $135,000, respectively.
Purchase obligations
As of June 30, 2018, in addition to our lease obligations, we had an aggregate of $7.5 million of future minimum noncancelable financial commitments primarily related to license fees due to certain of our third party content providers. The aggregate of $7.5 million of future minimum commitments is comprised of $3.4 million due in fiscal 2019, $1.5 million due in fiscal 2020, $965,000 due in fiscal 2021, $415,000 due in fiscal 2022, $415,000 due in fiscal 2023 and $831,000 due thereafter. The above commitment amounts exclude amounts already recorded on the consolidated balance sheet.
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
On December 31, 2009, Vehicle IP, LLC, or Vehicle IP, filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware, seeking monetary damages, fees and expenses and other relief. Verizon Wireless, or Verizon, was named as a co-defendant in the Vehicle IP litigation based on the VZ Navigator product and has demanded that we indemnify and defend Verizon against Vehicle IP. We have not agreed to defend or indemnify Verizon. AT&T was also named as a co-defendant in the Vehicle IP litigation based on the AT&T Navigator and Telenav Track products. AT&T tendered the defense of the litigation to us and we defended the case on behalf of AT&T. During fiscal 2016, we accrued $850,000 related to this litigation. On January 12, 2017, we entered into a settlement and license agreement with Vehicle IP. In connection with the agreement, we made a one-time payment of $8.0 million and recorded $7.2 million of this amount as legal settlement and contingencies expense in our consolidated statement of operations in fiscal 2017. On January 31, 2017, Vehicle IP's claims against Telenav and AT&T were dismissed. We are not obligated to make any future payments with respect to the settlement or license. We also have no further obligation to indemnify AT&T with respect to the case.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleges that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs seek statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. Telenav moved to dismiss the complaint on November 21, 2016 and a hearing was held on December 21, 2017. A settlement has been reached and the plaintiff filed a motion for preliminary approval of class action settlement on March 5, 2018. The court granted preliminary approval of the class action settlement on April 30, 2018. The court scheduled the final approval hearing for September 6, 2018. The proposed settlement will be paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in fiscal 2018, and recorded this amount as general and administrative expense in our consolidated statement of operations.
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
In August 2017, AT&T Mobility LLC (AT&T) and Sprint Spectrum L.P. (Sprint) sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five US Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. On November 22, 2017, Location Based Services LLC entered into a Settlement and License Agreement with Telenav for the patents in suit and 15 other patents assigned to Location Based Services LLP. We incurred $250,000 related to these matters in fiscal 2018, and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations.
In November 2017, Traxcell Technologies, LLC filed patent infringement lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas. On November 9, 2017, AT&T tendered control of the defense of one of the patents alleged to be infringed upon in the case and sought indemnification for the entire amount of litigation expenses related to the patent and Telenav products, including discovery, defensive intellectual property rights and any judgment rendered in, or settlement of, the lawsuit. Although Telenav has agreed to indemnify AT&T to the extent that the claims relate to the ordinary use of Telenav products, we have not yet determined the extent of our indemnification obligations to AT&T. On January 29, 2018, AT&T filed an answer and counterclaims, stating among other things, that the asserted patents are not infringed and invalid. On April 12, 2018, Traxcell served its infringement contentions, identifying Telenav products as being at issue in the AT&T litigation. On June 15, 2018, Telenav filed a complaint seeking a declaratory judgment of non-infringement against the plaintiff. Traxcell's response to complaint is due on August 31, 2018. On August 14, 2018, Telenav filed a motion to intervene and stay or sever the claims against AT&T related to AT&T Navigator. Due to the preliminary nature of this matter and uncertainties relating to litigation, we are unable at this time to estimate the effects of this lawsuit on our financial condition, results of operations, or cash flows.
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

8. Stockholders’ equity
Undesignated preferred stock
We are authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. The undesignated preferred stock may be issued from time to time at the discretion of our board of directors. As of June 30, 2018 and 2017, no shares of undesignated preferred stock were issued or outstanding.
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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of June 30, 2017	5,708	$6.47
Granted	67	5.54
Exercised	(151)	4.50
Canceled or expired	(508)	6.92
Options outstanding as of June 30, 2018	5,116	$6.48	5.68	$773
As of June 30, 2018:
Options vested and expected to vest	4,966	$6.50	5.61	$730
Options exercisable	3,798	$6.65	4.91	$447
During fiscal 2018, 2017 and 2016, the total cash received from the exercise of stock options was $681,000, $2.7 million and $1.5 million, respectively, and the total intrinsic value of stock options exercised was $227,000, $929,000 and $6.1 million, respectively.
A summary of our RSU activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted average remaining contractual life (years)	Aggregate intrinsic value
RSUs outstanding as of June 30, 2017	3,005
Granted	1,833
Vested	(1,158)
Canceled	(612)
RSUs outstanding as of June 30, 2018	3,068	1.34	$17,181
As of June 30, 2018:
RSUs expected to vest	2,579	1.20	$14,444
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
Shares available for grant
A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2017	1,899
Additional shares authorized pursuant to annual increase provisions of 2009 Equity Incentive Plan	1,667
Granted	(1,901)
RSUs withheld for taxes in net share settlements	384
Canceled	1,120
Shares available for grant as of June 30, 2018	3,169

Stock-based compensation expense
The following table summarizes total stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Cost of revenue	$145	$130	$143
Research and development	5,535	5,543	6,062
Selling and marketing	1,671	2,090	2,844
General and administrative	2,525	2,399	2,317
Total stock-based compensation expense	$9,876	$10,162	$11,366

The following table summarizes total stock-based compensation expense recorded for stock options, RSUs and restricted common stock issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Stock option awards	$2,103	$2,384	$1,893
RSU awards	7,773	7,778	9,473
Total stock-based compensation expense	$9,876	$10,162	$11,366
We generally use the Black-Scholes option-pricing model to determine the fair value of stock option awards. The determination of the fair value of stock option awards on the date of grant is affected by the stock price as well as assumptions regarding a number of complex and subjective variables. These variables include expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rates and expected dividends. The weighted average assumptions used to value stock options granted and the resulting weighted average grant date fair value per share were as follows:

	Fiscal Year Ended June 30,
	2018	2017	2016
Expected volatility	42%	39%	47%
Expected term (in years)	4.75	4.25	4.53
Risk-free interest rate	2.00%	1.32%	1.35%
Dividend yield	—	—	—
Weighted average grant date fair value per share	$2.14	$1.87	$2.66
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
At June 30, 2018, the total unrecognized stock-based compensation expense related to employee options was $2.5 million, net of estimated forfeitures, and will be amortized over a weighted average period of 1.90 years. The total fair value of stock options that vested during fiscal 2018, 2017 and 2016 was $2.4 million, $2.2 million and $2.0 million, respectively. At June 30, 2018, the total unrecognized stock-based compensation expense related to RSUs was $11.3 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.38 years. The total fair value of RSUs that vested during fiscal 2018, 2017 and 2016 was $7.0 million, $8.2 million and $9.2 million, respectively.
Shares reserved for future issuance
Common stock reserved for future issuance as of June 30, 2018 was as follows (in thousands):

Stock options outstanding	5,116
RSUs outstanding	3,068
Available for future grants	3,169
Total common shares reserved for future issuance	11,353

9.	Income taxes
The domestic and foreign components of loss before provision (benefit) for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
United States	$(90,775)	$(49,295)	$(36,142)
Foreign	2,669	2,874	1,332
Loss before provision for income taxes	$(88,106)	$(46,421)	$(34,810)

The provision (benefit) for income taxes consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Current income taxes:
Federal	$—	$(435)	$70
State	32	(1,075)	5
Foreign	1,048	2,131	261
Total current income taxes	1,080	621	336
Deferred income taxes:
Federal	—	—	—
State	—	—	—
Foreign	(68)	220	175
Total deferred income taxes	(68)	220	175
Total provision for income taxes	$1,012	$841	$511
The provision (benefit) for income taxes differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Tax at federal statutory tax rate	$(24,670)	$(16,248)	$(12,184)
State taxes—net of federal benefit	32	(1,075)	4
Non-deductible expenses	88	108	129
Goodwill impairment	746	—	—
Foreign withholding taxes	527	1,737	—
Foreign income taxed at different rates	(309)	(323)	(2)
Stock-based compensation expense	653	849	1,052
Tax exempt income	(136)	(33)	(302)
Change in valuation allowance	5,122	16,243	11,726
One-time transition tax	44	—	—
Remeasurement of deferred tax assets and liabilities	18,900	—	—
FIN 48	15	(479)	52
Other	—	62	36
Total provision for income taxes	$1,012	$841	$511
Our provision for income taxes was $1.0 million in fiscal 2018 compared to $841,000 in fiscal 2017. Our effective tax rate was 1% in fiscal 2018 compared to an effective tax rate of 2% in fiscal 2017. Our effective tax rate in fiscal 2018 was attributable primarily to foreign withholding taxes and income taxes from foreign jurisdictions. Our effective tax rate in fiscal 2017 was attributable primarily to foreign withholding taxes and income taxes in certain foreign jurisdictions where we have profit, partially offset by the reversal of tax reserves related to the settlement of our New York state and IRS tax audits. Our effective tax rate in fiscal 2016 was attributable primarily to income taxes in certain foreign jurisdictions where we have profit. Our provision for income taxes was $511,000 in fiscal 2016.

Our effective tax rate of 1% and 2% in fiscal 2018 and 2017, respectively, was lower than the tax computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two year carryback period.
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
The loss carryback rules were eliminated under the Tax Cuts and Jobs Act, and our losses incurred during fiscal 2018 are not eligible for loss carryback.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	June 30,
	2018	2017
Deferred tax assets:
Federal, state and foreign net operating losses	$55,540	$42,702
Federal and state tax credits	12,195	9,897
Stock-based compensation	3,481	5,044
Accrued expenses and reserves	18,475	11,664
Capitalized expense	60	174
Unrealized losses	609	717
Acquired intangible assets	652	822
Total deferred tax assets	91,012	71,020
Deferred tax liabilities:
Property and equipment	(29)	(329)
Capitalized software	(31,750)	(19,528)
Unrealized gains	(451)	(630)
Total deferred tax liabilities:	(32,230)	(20,487)
Deferred tax assets, net of liabilities:	58,782	50,533
Valuation allowance - worldwide	(58,254)	(50,083)
Net deferred tax assets	$528	$450
All available evidence, both positive and negative, was considered to determine whether, based upon the weight of the evidence, a valuation allowance for deferred tax assets is needed. As of June 30, 2018, we recognized deferred tax assets of $867,000 from foreign jurisdictions and a deferred tax liability of $339,000 from a foreign jurisdiction, for net deferred tax assets of $528,000.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings and losses, the timing of which is uncertain. Due to losses in previous years, and expected losses in fiscal 2019 and potentially future years in the U.S., we maintained a full valuation allowance on deferred tax assets in the U.S. Due to operating losses in previous years and expected losses in future years, we continued to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. Our valuation allowance increased from the prior year by approximately $8.2 million, $20.3 million, and $12.1 million in fiscal 2018, 2017 and 2016, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current corporate federal income tax rate to 21% from 35%, was signed into law. The rate reduction was effective January 1, 2018.
The Act caused the Company’s deferred tax assets and deferred tax liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. Due to the full valuation allowance placed against our U.S. deferred tax assets, any change in our gross deferred tax assets will have no impact to income tax expense.
The value of deferred tax assets, net of liabilities decreased by $18.9 million as of January 1, 2018 due to the reduction in the federal corporate tax rate, which had no impact to income tax expense during fiscal 2018 due to the full valuation allowance placed on the assets.
We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are permanently reinvested outside the U.S. As of June 30, 2018, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $0.6 million. The net unrecognized deferred tax liability for these earnings was zero since a dividend received deduction is available under the Act.
As of June 30, 2018, we had federal and California net operating loss carryforwards for income tax purposes of $239.0 million and $12.9 million, respectively. Federal loss carryforwards of $116.3 million will begin to expire in fiscal 2020, while $122.7 million of federal loss carryforwards can be carried forward indefinitely under the Act. Loss carryforwards have begun to expire for California purposes. In addition, we had federal and California research and development tax credit carryforwards of $5.7 million and $10.1 million, respectively, as of June 30, 2018. The federal research credits will begin to expire in fiscal 2023 and the California research credits can be carried forward indefinitely. The loss carryforwards and certain credits are subject to annual limitation under Internal Revenue Code Section 382.
As of June 30, 2018, we also had foreign net operating loss carryforwards of $4.6 million, which can be carried forward indefinitely. Due to uncertainty regarding our ability to utilize the foreign net operating loss carryforwards in certain jurisdictions, we have placed a valuation allowance of $0.5 million on these deferred tax assets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Unrecognized tax benefit—beginning of period	$3,035	$6,662	$6,114
Increase in tax positions taken during the current period	785	678	513
Increase in tax positions taken during the prior period	—	242	74
Decrease in tax positions due to settlements	—	(4,086)	—
Lapse of statute of limitations	—	(461)	(39)
Unrecognized tax benefit—end of period	$3,820	$3,035	$6,662
At June 30, 2018, 2017 and 2016, there were $0.1 million, $0.1 million and $1.6 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
We file income tax returns in the U.S. with the IRS, California, various states, and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open for fiscal 2016 through fiscal 2017 for federal tax purposes, for fiscal 2014 through fiscal 2017 in state jurisdictions, and for fiscal 2013 through 2017 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
We believe it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2018 could decrease (whether by payment, release, or a combination of both) by approximately $0.1 million in the next 12 months. We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. During fiscal 2018, 2017 and 2016, we recognized approximately $15,000, $17,000 and $91,000 in interest and penalties. We had accrued $97,000 and $91,000 for the payment of interest and penalties at June 30, 2018 and 2017, respectively.

10. Restructuring
We incurred restructuring costs in fiscal 2014 and fiscal 2015 associated with our consolidation of facilities. During fiscal 2016, in connection with our Sunnyvale office lease termination agreement described further in Note 6 Commitments and contingencies, we reversed $1.5 million previously charged to our restructuring accrual as facility exit costs.
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
We report results in three business segments:
Automotive - Our automotive segment utilizes our connected car platform to deliver enhanced location-based navigation services to automobile manufacturers and tier ones. We primarily offer three variations of our connected car products and services to our automobile manufacturer and tier one customers. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. Second, we offer advanced hybrid navigation solutions that contain on-board functionality and also add cloud functionality such as cloud search, cloud routing, map updates and “live” data. We refer to these solutions as hybrid navigation. Third, we offer mobile phone-based navigation solutions that run on the phone and provides an interactive map and navigation instructions to the vehicle's video screen and audio system, which we refer to as brought-in navigation.
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

Our segment results were as follows (dollars in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Automotive
Revenue	$65,559	$123,784	$135,372
Cost of revenue	43,161	73,923	81,293
Gross profit	$22,398	$49,861	$54,079
Gross margin	34%	40%	40%
Advertising
Revenue	$27,229	$26,841	$21,744
Cost of revenue	13,341	12,724	12,296
Gross profit	$13,888	$14,117	$9,448
Gross margin	51%	53%	43%
Mobile Navigation
Revenue	$13,392	$18,959	$26,230
Cost of revenue	5,728	5,688	7,208
Gross profit	$7,664	$13,271	$19,022
Gross margin	57%	70%	73%
Total
Revenue	$106,180	$169,584	$183,346
Cost of revenue	62,230	92,335	100,797
Gross profit	$43,950	$77,249	$82,549
Gross margin	41%	46%	45%

Revenue by geographic region is based on the billing address of our customers. The following table sets forth revenue and property and equipment by geographic region (in thousands):

	Fiscal Year Ended June 30,
	2018	2017	2016
Revenue
United States	$99,717	$149,486	$178,323
International	6,463	20,098	5,023
Total revenue	$106,180	$169,584	$183,346

		June 30,
		2018	2017
Property and equipment, net
United States		$3,213	$3,679
International		3,774	979
Total property and equipment, net		$6,987	$4,658

12. Employee savings and retirement plan
We sponsor a defined contribution plan under Internal Revenue Code Section 401(k), or the 401(k) Plan. Most of our U.S. employees are eligible to participate following the start of their employment. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. We pay the direct expenses of the 401(k) Plan and beginning in July 2006, we began to match employee contributions up to 4% of an employee’s salary, limited to a maximum annual contribution of $8,000 per employee. Contributions made by us are subject to certain vesting provisions. We made matching contributions and recorded expense of $1.3 million, $1.3 million and $1.4 million for fiscal 2018, 2017 and 2016, respectively.

13. Quarterly financial data (unaudited)
Summarized quarterly financial information for fiscal 2018 and 2017 is as follows (in thousands, except per share data):

	Three Months Ended
Consolidated statements of operations data	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018
	(unaudited)
Revenue	$42,227	$52,001	$35,065	$40,291	$36,658	$39,080	$13,823	$16,619
Gross profit	18,751	23,274	17,398	17,826	15,811	16,769	5,603	5,767
Net loss	(9,335)	(11,423)	(13,694)	(12,810)	(16,098)	(15,652)	(30,763)	(26,605)
Net loss per share:
Basic and diluted	$(0.22)	$(0.26)	$(0.31)	$(0.29)	$(0.37)	$(0.35)	$(0.69)	$(0.59)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Beginning Balance	Chargeback Additions	Chargeback Reductions	Ending Balance
Trade Receivable Allowances:
Year Ended June 30, 2016	$211	$756	$(856)	$111
Year Ended June 30, 2017	$111	$469	$(505)	$75
Year Ended June 30, 2018	$75	$162	$(220)	$17

	Beginning Balance	Additions	Reductions	Ending Balance
Valuation Allowance for Deferred Tax Assets:
Year Ended June 30, 2016	$17,672	$12,271	$(123)	$29,820
Year Ended June 30, 2017	$29,820	$20,635	$(372)	$50,083
Year Ended June 30, 2018	$50,083	$8,187	$(16)	$58,254

INDEX TO EXHIBITS

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2010
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
10.1	Form of Indemnification Agreement between Registrant and its directors and officers.	S-1	10.1	10/30/2009
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.3#	2002 Executive Stock Option Plan and forms of agreement thereunder.	S-1	10.3	10/30/2009
10.4#	2009 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.4	10/30/2009
10.4.1#	2009 Equity Incentive Plan, amended and restated as of January 27, 2017	8-K/A	10.4.3	9/29/2017
10.4.4#	2009 Equity Incentive Plan, amended and restated as of October 30, 2017.	8-K	10.4.4	11/3/2017
10.4.5#	2009 Equity Incentive Plan, amended and restated as of January 24, 2018.	10-Q	10.4.5	5/10/2018
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009
10.15†	License Agreement effective as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15	12/8/2009
10.15.1†	Amendment No.1 effective as of March 1, 2010 to the License Agreement, dated as of July 1, 2009, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	S-1/A	10.15.1	4/26/2010
10.15.2†	Amendment No. 2 effective as of August 1, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-Q	10.15.2	11/15/2010
10.15.3†	Amendment No. 3 effective as of December 14, 2010 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and Tele Atlas North America, Inc.	10-K	10.15.3	9/7/2012
10.15.4†	Amendment No. 4 effective as of November 21, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.4	9/7/2012
10.15.5†	Amendment No. 5 effective as of March 24, 2011 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.5	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.15.6†	Amendment No. 6 effective as of July 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between TeleNav, Inc. and TomTom North America, Inc.	10-K	10.15.6	9/7/2012
10.15.7†	Amendment No. 7 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.7	2/8/2013
10.15.8†	Amendment No. 8 effective as of November 1, 2012 to the License Agreement, dated as of July 1, 2009, as amended, by and between Telenav, Inc. and TomTom North America, Inc.	10-Q	10.15.8	2/8/2013
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010
10.16.1†	Third Amendment dated December 22, 2004 to the Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.1	4/26/2010
10.16.2†	Fourth Amendment dated May 18, 2007 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.2	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.6†	Territory License No. 1, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16.6	4/26/2010
10.16.7†	Territory License No. 2, dated as of June 30, 2003, by and between Televigation, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.7	4/26/2010
10.16.8†	Territory License No. 3, dated as of February 7, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.8	4/26/2010
10.16.9†	Territory License No. 5, dated as of March 6, 2006, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.9	4/26/2010
10.16.10†	Territory License No. 6, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.10	4/26/2010
10.16.11†	Territory License No. 7, dated as of May 18, 2007, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.11	4/26/2010
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.17†	Territory License No. 8, dated December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.17	5/7/2012
10.16.18†	First Amendment dated February 7, 2012 to Territory License No. 8, dated as of December 1, 2011, by and between TeleNav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.18	5/7/2012
10.16.19†	Second Amendment dated October 18, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.19	2/8/2013
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.21†	Third Amendment dated December 10, 2012 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.21	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.23†	Fourth Amendment dated October 2, 2013 to Territory License No. 8, dated December 1, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.23	11/8/2013
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014
10.16.25†	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26†	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27†	Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-K	10.16.27	8/22/2014
10.16.28†	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	10-K	10.16.28	8/22/2014
10.16.29†	Amended and Restated Territory License No. 8, dated August 18, 2014, by and between Telenav, Inc., HERE North America, LLC (f/k/a NAVTEQ North America, LLC), and Here Europe B.V. (f/k/a NAVTEQ Europe B.V.)	10-Q	10.16.29	11/6/2014
10.16.30†	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	10-Q	10.16.30	2/5/2015
10.16.31†	Territory License No. 11, dated April 3, 2015 by and between HERE North America, LLC, HERE Europe B.V., and Telenav, Inc.	10-K	10.16.31	8/24/2015
10.16.32†	First Amendment to Amended and Restated Territory License No. 8, dated November 4, 2015 by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).	10-Q	10.16.32	2/9/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.33†	First Amendment to General License Agreement, dated November 12, 2015 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.33	2/9/2016
10.16.34†	Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.34	5/9/2016
10.16.35†	First Amendment, effective August 24, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.35	11/7/2016
10.16.36†	Second Amendment, effective December 5, 2016, to Amended and Restated Territory License No. 8, dated April 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.36	2/3/2017
10.16.37†	Third Amendment, effective December 6, 2016, to Territory License No. 9, dated February 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.37	2/3/2017
10.16.38†	Second Amendment, effective December 6, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.38	2/3/2017
10.16.39†	Territory License No. 12, dated June 30, 2017, by and among HERE North America, LLC, HERE Europe B.V. and Telenav, Inc.	10-Q	10.16.39	11/9/2017
10.16.40†	Third Amendment dated August 7, 2017 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.40	11/9/2017
10.16.41†	Access Agreement dated August 7, 2017 by and between Telenav, Inc., HERE North America LLC	10-Q	10.16.41	11/9/2017
10.16.42†	First Amendment dated October 2, 2017 to Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.42	11/9/2017
10.16.43†	Fourth Amendment dated December 14, 2017 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.43	2/8/2018
10.16.44+
Second Amendment dated December 15, 2017 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.
		Filed Herewith
10.16.45+
Fourth Amendment dated April 4, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.
		Filed Herewith
10.21#	Form of First Year Executive Employment Agreement.	10-Q	10.21	11/7/2011
10.22#	Retention Letter dated March 28, 2012 from TeleNav, Inc. to Michael W. Strambi.	10-Q	10.22	5/7/2012
10.23#	Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23	5/7/2012
10.23.1#	Amendment No. 1 dated December 20, 2013 to the Employment Agreement dated March 28, 2012 between TeleNav, Inc. and Michael W. Strambi.	10-Q	10.23.1	2/6/2014
10.25#	Director Offer Letter dated July 30, 2012 between TeleNav, Inc. and Ken Xie.	10-K	10.25	9/7/2012
10.26†	SYNC Generation 2 On-Board Navigation Agreement, dated October 12, 2009, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.1†	Amendment No. 1 effective August 10, 2010 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.1	9/7/2012
10.26.2†	Amendment No. 2 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.2	9/7/2012
10.26.3†	Amendment No. 3 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.3	9/7/2012
10.26.4†	Amendment No. 4 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.4	9/7/2012
10.26.5†	Amendment No. 5 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.5	9/7/2012
10.26.6†	Amendment No. 6 effective March 31, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.6	9/7/2012
10.26.7†	Amendment No. 7 effective November 15, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.7	9/7/2012
10.26.8†	Amendment No. 8 effective January 1, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.8	9/7/2012
10.26.9†	Amendment No. 9 effective May 11, 2012 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26.9	9/7/2012
10.26.10†	Amendment No. 10 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.10	5/8/2013
10.26.11†	Amendment No. 11 effective February 3, 2011 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.11	8/30/2013
10.26.12†	Amendment No. 12 effective February 28, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.12	8/30/2013
10.26.13†	Amendment No. 13 effective June 17, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.13	8/30/2013
10.26.14†	Amendment No. 14 effective October 1, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.14	11/8/2013
10.26.15†	Amendment No. 15 effective November 18, 2013 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.15	2/6/2014
10.26.16†	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.17†	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.17	5/7/2015
10.26.18†	Amendment No. 18 effective June 17, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.18	11/9/2015
10.26.19†	Amendment No. 19, effective December 1, 2015, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.19	11/7/2016
10.26.20†	Amendment No. 20, effective January 1, 2016, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.20	2/3/2017
10.26.21†	Amendment No. 21, effective October 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.21	5/10/2018
10.26.22†	Amendment No. 22, effective January 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company. America, LLC and NAVTEQ Europe B.V.	10-Q	10.26.22	2/8/2018
10.26.23†	Amendment No. 23, effective December 13, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company. America, LLC and NAVTEQ Europe B.V.	10-Q	10.26.23	5/10/2018
10.26.24†	Amendment No. 24, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.24	5/10/2018
10.26.25†	Amendment No. 25, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.25	5/10/2018
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.	10-Q	10.32	2/5/2015
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	10-Q	10.33	2/5/2015
10.36	Sublease, dated as of November 11, 2015, between Avaya Inc. and Telenav, Inc.	10-Q	10.36	2/9/2016
10.36.1	Sublease Termination Agreement, dated as of August 10, 2017, among Avaya, Inc. and Telenav, Inc.	10-Q	10.36.1	11/9/2017
10.37	Landlord Consent to Sublease, dated as of December 18, 2015, by and among The Prudential Insurance Company of America, Avaya Inc., and Telenav, Inc.	10-Q	10.37	2/9/2016
10.38	Lease Termination Agreement dated October 16, 2015, by and between St. Paul Fire and Marine Insurance Company and Telenav, Inc.	8-K	10.1	10/22/2015
10.39	Shanghai Real Estate Lease Agreement, dated as of March 4, 2016, by and between TeleNav Shanghai Inc. and Shanghai Dongfang Weijing Culture Development Co.	10-K	10.39	8/22/2016
10.40	Lease dated August 9, 2017 for 4655 Great America Parkway, Suite 300, Santa Clara, CA among PRII Towers at Great America Owner LLC and Telenav, Inc.	10-Q	10.40	11/9/2017
10.41	Settlement Agreement dated August 24, 2017 by and among Telenav, Inc. and Nokomis Capital, LLC and its affiliates	8-K	10.41	8/24/2017
10.42	Consulting Agreement, dated as of August 31, 2017, by and between Telenav, Inc. and Joseph M. Zaelit.	8-K	10.42	9/5/2017

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document	Filed herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
+	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.
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

