Form 10-Q
period 2018-09-30
Telenav, Inc.
filed 2018-11-09
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2018, there were approximately 45,260,738 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2018	June 30, 2018

Assets
Current assets:
Cash and cash equivalents	$13,596	$17,117
Short-term investments	67,675	67,829
Accounts receivable, net of allowances of $11 and $17 at September 30, 2018 and June 30, 2018, respectively	46,956	46,188
Restricted cash	2,930	2,982
Deferred costs	13,842	9,906
Prepaid expenses and other current assets	3,393	3,867
Total current assets	148,392	147,889
Property and equipment, net	6,412	6,987
Deferred income taxes, non-current	550	867
Goodwill and intangible assets, net	30,763	31,046
Deferred costs, non-current	46,466	46,363
Other assets	3,517	2,372
Total assets	$236,100	$235,524
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$16,144	$13,008
Accrued expenses	36,038	38,803
Deferred revenue	21,892	18,195
Income taxes payable	368	221
Total current liabilities	74,442	70,227
Deferred rent, non-current	1,200	1,112
Deferred revenue, non-current	57,031	53,855
Other long-term liabilities	1,192	1,115
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 45,260 and 44,871 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	45	45
Additional paid-in capital	168,984	167,895
Accumulated other comprehensive loss	(1,981)	(1,855)
Accumulated deficit	(64,813)	(56,870)
Total stockholders’ equity	102,235	109,215
Total liabilities and stockholders’ equity	$236,100	$235,524
(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2018	2017 As Adjusted(1)
Revenue:
Product	$40,471	$42,659
Services	11,697	14,303
Total revenue	52,168	56,962
Cost of revenue:
Product	23,930	29,441
Services	7,174	6,382
Total cost of revenue	31,104	35,823
Gross profit	21,064	21,139
Operating expenses:
Research and development	20,102	20,681
Sales and marketing	4,415	5,064
General and administrative	5,450	5,211
Legal settlement and contingencies	—	250
Total operating expenses	29,967	31,206
Loss from operations	(8,903)	(10,067)
Other income (expense), net	1,590	(47)
Loss before provision for income taxes	(7,313)	(10,114)
Provision for income taxes	630	255
Net loss	$(7,943)	$(10,369)

Net loss per share:
Basic and diluted	$(0.18)	$(0.24)
Weighted average shares used in computing net loss per share:
Basic and diluted	45,018	44,079

Stock-based compensation expense included above:
Cost of revenue	$32	$35
Research and development	1,304	1,395
Sales and marketing	326	438
General and administrative	607	612
Total stock-based compensation expense	$2,269	$2,480
(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2018	2017 As Adjusted(1)

Net loss	$(7,943)	$(10,369)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(217)	359
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of tax	89	28
Reclassification adjustments for gain on available-for-sale securities recognized, net of tax	2	—
Net increase from available-for-sale securities, net of tax	91	28
Other comprehensive income (loss), net of tax	(126)	387
Comprehensive loss	$(8,069)	$(9,982)

(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2018	2017 As Adjusted(1)
Operating activities
Net loss	$(7,943)	$(10,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,010	716
Deferred rent reversal due to lease termination	—	(538)
Tenant improvement allowance recognition due to lease termination	—	(582)
Accretion of net premium on short-term investments	5	59
Stock-based compensation expense	2,269	2,480
Unrealized gain on non-marketable equity investments	(1,259)	—
Loss (gain) on disposal of property and equipment	(1)	8
Bad debt expense	1	38
Changes in operating assets and liabilities:
Accounts receivable	(780)	(2,109)
Deferred income taxes	308	104
Deferred costs	(4,039)	(5,474)
Prepaid expenses and other current assets	470	(115)
Other assets	42	(326)
Trade accounts payable	3,167	9,463
Accrued expenses and other liabilities	(2,600)	(6,037)
Income taxes payable	149	(123)
Deferred rent	35	191
Deferred revenue	6,873	8,826
Net cash used in operating activities	(2,293)	(3,788)
Investing activities
Purchases of property and equipment	(100)	(2,286)
Purchases of short-term investments	(10,624)	(13,355)
Proceeds from sales and maturities of short-term investments	10,865	16,697
Net cash provided by investing activities	141	1,056
Financing activities
Proceeds from exercise of stock options	24	197
Tax withholdings related to net share settlements of restricted stock units	(1,206)	(1,102)
Net cash used in financing activities	(1,182)	(905)
Effect of exchange rate changes on cash and cash equivalents	(239)	345
Net decrease in cash, cash equivalents and restricted cash	(3,573)	(3,292)
Cash, cash equivalents and restricted cash, at beginning of period	20,099	24,158
Cash, cash equivalents and restricted cash, at end of period	$16,526	$20,866
Supplemental disclosure of cash flow information
Income taxes paid, net	$166	$304
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$13,596	$17,463
Restricted cash	2,930	3,403
Total cash, cash equivalents and restricted cash	$16,526	$20,866
(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of connected car and location-based products and services. We utilize our automotive navigation platform and our advertising delivery platform to deliver these products and services. Our automotive navigation platform allows us to deliver enhanced location-based services to automobile manufacturers, as well as original equipment manufacturers and tier one suppliers, to which we refer collectively as tier ones. Our automotive solutions primarily include navigation systems built into vehicles, or on-board, mobile phone based navigation systems, or brought-in, and advanced navigation solutions that offer on-board functionality combined with cloud functionality, or hybrid. Our advertising delivery platform, which we provide through our Thinknear subsidiary, delivers highly targeted advertising services leveraging our location expertise. We operate in three segments - automotive, advertising and mobile navigation. Our fiscal year ends on June 30, and in this report we refer to the fiscal year ended June 30, 2018 as “fiscal 2018” and the fiscal year ending June 30, 2019 as “fiscal 2019.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three months ended September 30, 2018 and 2017.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2018, included in our Annual Report on Form 10-K for fiscal 2018 filed with the U.S. Securities and Exchange Commission, or SEC, on September 12, 2018.
Effective July 1, 2018, we adopted the requirements of Accounting Standards Update, or ASU, No. 2014-09, Revenue from Contracts with Customers (Topic 606) as discussed in the section titled “Recently adopted accounting pronouncements” of this Note 1. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with this standard, as indicated by references to “as adjusted” in these condensed consolidated financial statements and related notes.
With the exception of changes in accounting policies associated with our adoption of the new revenue recognition standard, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K for fiscal 2018.
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, including estimating and allocating the transaction price of customer contracts, the recoverability of accounts receivable and short-term investments, the determination of acquired intangibles and assessment of goodwill for impairment, the fair value of stock-based awards issued, the determination of income taxes and the recoverability of deferred tax assets. Actual results could differ from those estimates.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 60% and 73% of revenue for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and June 30, 2018, receivables due from Ford were 50% and 56% of total accounts receivable, respectively. Revenue related to products and services provided through General Motors Holdings and its affiliates, or GM, comprised 13% and less than 10% of revenue for the three months ended September 30, 2018 and 2017, respectively. As of September 30, 2018 and June 30, 2018, receivables due from GM were 16% and 10% of total accounts receivable, respectively.
Restricted cash
As of September 30, 2018 and June 30, 2018, we had restricted cash of $2.9 million and $3.0 million, respectively, on our consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of September 30, 2018, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2018	$(1,163)	$(692)	$(1,855)
Other comprehensive income (loss) before reclassifications, net of tax	(217)	89	(128)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	2	2
Other comprehensive income (loss), net of tax	(217)	91	(126)
Balance, net of tax as of September 30, 2018	$(1,380)	$(601)	$(1,981)

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the three months ended September 30, 2018.
Goodwill
Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually on April 1 or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
During the three months ended March 31, 2018, certain mobile navigation customer contracts were amended and certain other customers indicated their intent with respect to terminating services in the near term. Based upon a qualitative assessment indicating that it was more likely than not that the fair value of the mobile navigation reporting unit was less than its carrying value, we performed an interim goodwill impairment test for our mobile navigation segment. In assessing its fair value, we made assumptions regarding our estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, amongst other factors. Based on the results of our goodwill impairment test, the carrying value of our mobile navigation business exceeded its estimated fair value and, accordingly, during the three months ended March 31, 2018, we recognized a $2.7 million impairment of all of the goodwill associated with our mobile navigation segment.
Recently adopted accounting pronouncements
In November 2016, the Financial Accounting Standards Board, or FASB, issued new guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown in the statement of cash flows. The new standard was effective for us in our first quarter of fiscal 2019 and requires a retrospective method of adoption. We adopted this standard on July 1, 2018 on a retrospective basis, resulting in immaterial changes to our previously reported condensed consolidated statement of cash flows for the three months ended September 30, 2017.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

In August 2016, the FASB issued new guidance which clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The new standard was effective for us in our first quarter of fiscal 2019. We adopted this standard on July 1, 2018, and it did not have a material impact to our condensed consolidated statements of cash flows.
In March 2016, the FASB issued new guidance to clarify the implementation guidance on principal versus agent considerations for reporting revenue gross versus net. The guidance includes indicators to assist an entity in determining whether it controls a specified good or service before it is transferred to the customer. The new standard was effective for us in our first quarter of fiscal 2019. We adopted this standard on July 1, 2018 in connection with our adoption of ASU 2014-09 discussed below, and it did not have a material impact to our condensed consolidated financial statements.
In January 2016, the FASB issued new guidance that amends the accounting and disclosures of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in current earnings. A practicality exception applies to those equity investments that do not have a readily determinable fair value. These investments may be measured at cost, adjusted for changes in observable prices minus impairment. The new standard was effective prospectively for us in our first quarter of fiscal 2019 for our equity investments, which were previously accounted for under the cost-method. We adopted this standard on July 1, 2018. See Note 4 to these condensed consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. Under Topic 606, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In conjunction with Topic 606, a new subtopic, ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers, was also issued. The updated standard replaces most existing revenue recognition and certain cost guidance under GAAP. Collectively, we refer to Topic 606 and Subtopic 340-40 as “ASC 606.”
We adopted ASC 606 effective July 1, 2018, utilizing the full retrospective transition method. Adoption of ASC 606 resulted in changes to our accounting policies for revenue recognition and deferred costs as detailed below. We applied ASC 606 using a practical expedient where the consideration allocated to the remaining performance obligations or an explanation of when we expect to recognize that amount as revenue for all reporting periods presented before the date of the initial application is not disclosed.
The effect of adopting ASC 606 on fiscal 2018 was material to our statements of operations and balance sheets as a result of its impact on the recognition of revenue and associated third-party content costs for certain of our on-board and brought-in automotive navigation solutions. The adoption of ASC 606 had no significant impact on our advertising and mobile navigation business segments. The adoption of ASC 606 resulted in reductions to deferred costs (asset) and deferred revenue (liability) balances, and accelerated the recognition of revenues and deferred costs in the automotive segment.
With respect to on-board automotive solutions, historically we recognized revenue and associated content costs over the life of our contractual obligations when map updates were included, and we deferred substantially all revenue and associated content costs pending the delivery of future specified upgrades. Instead, as of July 1, 2018, we recognize revenue related to royalties for distinct software and content that has been accepted as transfer of control takes place, with an allocation of the transaction price based on the relative standalone selling price, or SSP, of map updates, specified upgrades, and other services as applicable, which we will recognize with the associated content costs at a point in time or over time as we transfer control of the related performance obligation.
Regarding brought-in automotive solutions, historically we recognized revenue for each royalty over the expected remaining term of the service obligation. Effective July 1, 2018, since these contracts contain variable consideration we will estimate the total transaction price each reporting period using a probability assessment, and then recognize revenue ratably over the period the services obligation is expected to be fulfilled, as further described in the section titled “Services revenue” of this Note 1.
Development costs subject to ASC 340-40 incurred to fulfill future obligations under certain actual or anticipated contracts for automotive solutions are capitalized, provided they are expected to be recovered, and then recognized as control of the related performance obligations is transferred. Historically, such costs were not capitalized until receipt of a signed contract or purchase order for a fixed amount, provided the costs were probable of being recovered. Under ASC 340-40, we are required to capitalize such costs in anticipation of a contract, provided the costs are expected to be recovered; thus, increasing the amount of costs we capitalize under ASC 340-40. For on-board automotive solutions, such capitalized costs represent the customized portion of software development, which will continue to be recognized upon acceptance of the

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

software under ASC 340-40 since acceptance is generally required for control of the software to transfer. For brought-in automotive solutions, such costs will be amortized over the period the services obligation is expected to be fulfilled, since software development does not represent a distinct performance obligation in the case of brought-in automotive solutions. Historically, we recognized such costs for brought-in automotive solutions upon acceptance of the software.
We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Summarized financial information depicting the impact of ASC 606 is presented below. Our historical net cash flows provided by or used in operating, investing and financing activities are not impacted by the adoption of ASC 606. (Amounts in thousands, except per share data):

	As of June 30, 2018
	As Reported	Adjustments	As Adjusted
Assets
Deferred costs	$31,888	$(21,982)	$9,906
Deferred costs, noncurrent	109,269	(62,906)	46,363
Liabilities and stockholders’ equity
Deferred revenue	52,871	(34,676)	18,195
Deferred revenue, noncurrent	182,236	(128,381)	53,855
Accumulated deficit	(135,042)	78,172	(56,870)

	Three Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted
Revenue:
Product	$23,964	$18,695	$42,659
Services	12,694	1,609	14,303
Total revenue	36,658	20,304	56,962
Cost of revenue:
Product	14,674	14,767	29,441
Services	6,173	209	6,382
Total cost of revenue	20,847	14,976	35,823
Gross profit	15,811	5,328	21,139
Operating expenses:
Research and development	21,082	(401)	20,681
Total operating expenses	31,607	(401)	31,206
Loss from operations	(15,796)	5,729	(10,067)
Net loss	(16,098)	5,729	(10,369)
Net loss per share, basic and diluted	$(0.37)	$0.13	$(0.24)
The following accounting policies have been updated to reflect the adoption of ASC 606.
Revenue recognition
The core principle of ASC 606 is to recognize revenue to depict the transfer of products or services to customers in an amount that reflects the consideration we expect to be entitled to in exchange for those products or services. This principle is achieved through applying the following five-step approach:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the company satisfies a performance obligation
We generate revenue primarily from software licenses, service subscriptions and customized software development fees, as well as the delivery of advertising impressions. We evaluate whether it is appropriate to recognize revenue based on the gross amount billed to our customers or the net amount earned as revenue. Since we control the products or services prior to their transfer to the customer, we report our automotive, advertising and mobile navigation revenue on a gross basis. This assessment is based primarily on our ultimate primary responsibility for fulfilling the promises made with respect to the products and services as well as the degree of discretion we have in establishing pricing.
Royalties for on-board navigation solutions are generally earned at various points in time, depending upon the individual customer agreement. We earn each royalty upon either the re-imaging of the software on each individual memory card or the time at which each vehicle is produced. Royalties for brought-in navigation solutions are earned upon vehicle sales reporting or upon initial usage by the end user.
Product revenue
We generate product revenue from the delivery of our on-board automotive navigation solutions, specified map updates and customized software development.
We recognize revenue from on-board automotive navigation solutions upon transfer of control of the customized software and any associated integrated content together forming a distinct performance obligation. Transfer of control generally occurs at a point in time upon acceptance. Any royalties for the use of distinct software combined with integrated content, with an allocation of the transaction price based on the relative SSP of map updates, specified upgrades, and other services as applicable, are recognized at the later of when the royalties are earned or when transfer of control of the related performance obligation has occurred.
For hybrid automotive solutions, which contain on-board software and cloud functionality, the transaction price allocated to the on-board component is generally recognized as product revenue as described above, and the transaction price allocated to the included cloud functionality based on relative SSP is generally recognized as services revenue. Since the on-board software is still the predominant item in the hybrid solution, the royalties recognition guidance applies as it does for on-board navigation solutions described above. Our brought-in automotive navigation solutions as described below are subject to variable consideration and constraint guidance.
Services revenue
We derive services revenue primarily from our brought-in automotive navigation solutions. Since these contracts typically contain a substantial amount of variable consideration that is required to be estimated and included in the transaction price, we include in the transaction price only variable consideration such that it is probable that a risk of significant revenue reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Total variable consideration to be received is estimated at contract inception and updated at each reporting date. We utilize the expected value method and consider expected unit volume combined with a risk-based probability based on factors including, but not limited to: model year cycles, customer history, technology life cycles, nature of competition and other contract-specific factors. Because customers of our brought-in automotive navigation solutions simultaneously receive and consume the benefit from our performance, we recognize revenue ratably over the period the services obligation is expected to be fulfilled, generally 8 to 12 years, as this provides a faithful depiction of the transfer of control.
We also derive services revenue from the delivery of advertising impressions. We recognize revenue when transfer of control of the related advertising services occur based on the specific terms of each advertising contract, which are generally based on the number of ad impressions delivered. Substantially all contracts for advertising services are cancellable within a short period of notice, and we assess whether pricing within such contracts create any material right which could extend the expected term of the contract beyond the cancellable term.
In addition, we derive a declining amount of services revenue from subscriptions to access our mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers. Our wireless carrier customers typically pay us based on a revenue sharing arrangement or a monthly subscription fee per end user, which is considered variable consideration. For such variable consideration related to our mobile navigation services, these fees are recognized in the month in which they are earned because the terms of the variable payments relate specifically to the

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

outcome from transferring the distinct time increment (month) of service, which is consistent with the allocation objective when considering all of the performance obligations and payment terms in the contract.
We recognize monthly fees related to our mobile navigation services in the month we provide the services. We defer amounts received or billed in advance of the service being provided and recognize the deferred amounts when the obligation has been fulfilled. Our agreements do not contain general rights of refund once the service has been provided.
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
Disaggregation of revenue
In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, the following table depicts the disaggregation of revenue according to revenue type and pattern of recognition, and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended September 30,
	2018	2017
Product
On-board automotive navigation solutions (point in time)(1)	$40,471	$42,659
Total product revenue	40,471	42,659
Services
Brought-in automotive navigation solutions (over time)(2)	2,980	2,949
Advertising services (point in time)	5,947	7,615
Mobile navigation services (over time)	2,770	3,739
Total services revenue	11,697	14,303
Total revenue	$52,168	$56,962
(1)Includes royalties earned and recognized at the point in time usage occurs, map updates and customized software development fees.
(2)Includes royalties earned and recognized over time from the allocation of transaction price to service obligations.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Contracts with multiple performance obligations
Some of our contracts with customers contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative SSP basis. We determine SSP based on, if available, observable prices for those related products and services when sold separately. When observable prices are not available, we determine SSP based on our overall pricing trends and objectives, taking into consideration market conditions and other factors, including the value of the contracts, the products and services sold, and stated prices for renewal. In such instances, we apply the expected cost plus margin method and the residual method in cases where we have not yet established a price and the product or service has not previously been sold on a standalone basis.
Contract assets
Contract assets relate to our rights to consideration for performance obligations satisfied but not billed at the reporting date. As of September 30, 2018 and June 30, 2018, we had no contract assets.
Deferred revenue
Deferred revenue consists primarily of amounts that have been invoiced, and for which we have the right to bill, in advance of performance obligations being satisfied and revenue being recognized under our contracts with customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent deferred revenue in our condensed consolidated balance sheets.
In instances where the timing of revenue recognition differs from the timing of invoicing, we do not adjust consideration for the effects of a significant financing portion for periods of one year or less, for example, in the case of customized software development fees paid in advance of acceptance of the software. Substantially all brought-in automotive navigation solutions contain consideration paid significantly in advance of our provision of the services. In these cases, we have determined such contracts do not include a significant financing component, since neither we nor the applicable automobile manufacturer or tier one is substantially in control of such consideration, as revenue from these contracts is driven by future sales demand of a particular vehicle.
Cost of revenue
Our cost of revenue consists primarily of the cost of third-party royalty based content, such as map, points of interest, or POI, traffic, gas price and weather data, and voice recognition technology that we use in providing our personalized navigation services. Our cost of revenue also includes the cost of third-party exchange ad inventory as well as expenses associated with outsourced hosting services, data center operations, customer support, the amortization of capitalized software, recognition of deferred customized software development costs, stock-based compensation and amortization of acquired developed technology.
Deferred costs
We capitalize and defer recognition of certain third-party royalty-based content costs associated with the fulfillment of future automotive product and services obligations, and we recognize these deferred content costs as cost of revenue as we transfer control of the related performance obligation. Deferred costs are classified as current or non-current consistent with the periods over which the performance obligations are anticipated to be satisfied.
Deferred costs also include the cost of customized software we develop for customers. We begin deferring development costs when they relate directly to a contract or specific anticipated contract and such costs are incurred to satisfy performance obligations in the future, provided they are expected to be recovered. We recognize these deferred software development costs as cost of revenue upon transfer of control of the associated performance obligation. We evaluate contract cost deferrals for impairment on a quarterly basis or whenever events or changes in circumstances indicate that a project may require recognition of a contract loss. We did not record any impairment losses during the three months ended September 30, 2018 and 2017.
In connection with our usage of licensed third-party content, our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. These contracts contain obligations for the licensor to provide ongoing services and, accordingly, we record any minimum guaranteed royalty payments as an asset when paid and amortize the amount to cost of revenue over the applicable period. Any additional royalties due based on actual usage are expensed monthly as incurred.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Changes in the balance of total deferred costs (current and non-current) during the three months ended September 30, 2018 are as follows (in thousands):

	Deferred Costs
	Content	Development	Total
Balance, June 30, 2018 (as adjusted)	$46,790	$9,479	$56,269
Content licensing costs incurred	29,114	—	29,114
Customized software development costs incurred	—	554	554
Less: cost of revenue recognized	(25,028)	(601)	(25,629)
Balance, September 30, 2018	$50,876	$9,432	$60,308
Recent accounting pronouncements
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. This guidance is effective for us in our first quarter of fiscal 2021. Early adoption is permitted and the guidance allows for a retrospective or prospective application. We are evaluating the impact of the adoption of this standard on our consolidated financial statements.
With the exception of the recently adopted and new accounting pronouncements discussed above, there have been no other changes in accounting pronouncements during the three months ended September 30, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2018, that are of significance or potential significance to us.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2018	2017
Net loss	$(7,943)	$(10,369)
Weighted average common shares used in computing net loss per share, basic and diluted	45,018	44,079
Net loss per share, basic and diluted	$(0.18)	$(0.24)

The following potential shares outstanding as of September 30, 2018 and 2017 were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	September 30,
	2018	2017
Stock options	5,263	5,599
Restricted stock units	2,536	3,035
Total	7,799	8,634

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three months ended September 30, 2018 and 2017.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2018 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$11,053	$—	$—	$11,053
Cash equivalents:
Money market mutual funds	196	—	—	196
U.S. treasury securities	200	—	—	200
U.S. agency securities	500	—	—	500
Commercial paper	1,247	—	—	1,247
Corporate bonds	400	—	—	400
Total cash equivalents	2,543	—	—	2,543
Total cash and cash equivalents	13,596	—	—	13,596
Short-term investments:
U.S. treasury securities	5,237	—	(36)	5,201
U.S. agency securities	1,799	—	(12)	1,787
Asset-backed securities	7,853	1	(66)	7,788
Municipal securities	3,220	—	(4)	3,216
Commercial paper	3,983	—	(1)	3,982
Corporate bonds	46,048	6	(353)	45,701
Total short-term investments	68,140	7	(472)	67,675
Cash, cash equivalents and short-term investments	$81,736	$7	$(472)	$81,271

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

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than twelve months or a continuous unrealized loss position for twelve months or greater, as of September 30, 2018 and June 30, 2018 (in thousands):

	September 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$4,219	$(21)	$981	$(15)	$5,200	$(36)
U.S. agency securities	994	(6)	1,293	(6)	2,287	(12)
Asset-backed securities	3,779	(25)	3,400	(41)	7,179	(66)
Municipal securities	2,716	(4)	—	—	2,716	(4)
Commercial paper	5,229	(1)	—	—	5,229	(1)
Corporate bonds	24,920	(214)	15,285	(139)	40,205	(353)
Total	$41,857	$(271)	$20,959	$(201)	$62,816	$(472)

	June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$4,703	$(34)	$—	$—	$4,703	$(34)
U.S. agency securities	1,118	(6)	1,290	(10)	2,408	(16)
Asset-backed securities	5,368	(69)	1,562	(3)	6,930	(72)
Municipal securities	1,716	(4)	—	—	1,716	(4)
Commercial paper	1,249	—	—	—	1,249	—
Corporate bonds	34,982	(318)	10,880	(117)	45,862	(435)
Total	$49,136	$(431)	$13,732	$(130)	$62,868	$(561)

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

There were 90 securities and 111 securities in an unrealized loss position for less than twelve months at September 30, 2018 and at June 30, 2018, respectively, and 44 securities and 25 securities in an unrealized loss position for twelve months or greater at September 30, 2018 and at June 30, 2018, respectively.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$36,318	$36,186
Due between one and two years	23,888	23,637
Due between two and three years	7,934	7,852
Total	$68,140	$67,675

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2018, we did not consider any of our short-term investments to be other-than-temporarily impaired.

4.	Fair value of financial instruments
Cash equivalents and short-term investments
We measure certain financial instruments at fair value on a recurring basis. We utilize a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.
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
Level 3 valuations are based upon information that is unobservable and significant to the overall fair value measurement.
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
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of September 30, 2018 and June 30, 2018, we did not have any short-term investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at September 30, 2018 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Fair Value Measurements at September 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$196	$196	$—	$—
U.S. treasury securities	200	200	—	—
U.S. agency securities	500	—	500	—
Commercial paper	1,247	—	1,247	—
Corporate bonds	400	—	400	—
Total cash equivalents	2,543	396	2,147	—
Short-term investments:
U.S. treasury securities	5,201	5,201	—	—
U.S. agency securities	1,787	—	1,787	—
Asset-backed securities	7,788	—	7,788	—
Municipal securities	3,216	—	3,216	—
Commercial paper	3,982	—	3,982	—
Corporate bonds	45,701	—	45,701	—
Total short-term investments	67,675	5,201	62,474	—
Cash equivalents and short-term investments	$70,218	$5,597	$64,621	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2018 (in thousands):

	Fair Value Measurements at June 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$3,751	$3,751	$—	$—
U.S. treasury securities	498	498
Commercial paper	2,666	—	2,666	—
Total cash equivalents	6,915	4,249	2,666	—
Short-term investments:
U.S. treasury securities	4,703	4,703	—	—
U.S. agency securities	2,408	—	2,408	—
Asset-backed securities	7,969	—	7,969	—
Municipal securities	2,216	—	2,216	—
Commercial paper	1,249	—	1,249	—
Corporate bonds	49,284	—	49,284	—
Total short-term investments	67,829	4,703	63,126	—
Cash equivalents and short-term investments	$74,744	$8,952	$65,792	$—
Accretion of net premium on short-term investments totaled $5,000 and $59,000 in the three months ended September 30, 2018 and 2017, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the three months ended September 30, 2018 and 2017.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2018 or June 30, 2018.
Non-marketable equity investments
Our non-marketable equity securities are investments in privately held companies without readily determinable market values.
Prior to July 1, 2018, we accounted for our non-marketable equity investments at cost less impairment. Realized gains and losses on non-marketable equity investments sold or impaired were recognized in other income (expense), net. As of June 30, 2018, non-marketable equity investments accounted for under the cost method had a carrying value of $708,000.
On July 1, 2018, we adopted ASU 2016-01, which changed the way we account for non-marketable equity securities. The carrying value of our non-marketable equity securities is measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Because we adopted ASU 2016-01 prospectively for investments without readily determinable market values, we apply the measurement alternative commencing July 1, 2018. Non-marketable equity securities remeasured during the three months ended September 30, 2018 are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.
During the three months ended September 30, 2018, we recorded an upward adjustment to carrying value resulting from the sale of similar securities by an investee company. A summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities held as of September 30, 2018 is as follows (in thousands):

Carrying value (cost basis), June 30, 2018	$708
Upward adjustments	1,259
Downward adjustments (including impairment)	—
Carrying value, September 30, 2018	$1,967
Included in the $2.0 million carrying value of non-marketable equity securities, $1.5 million was measured at fair value based on observable market transactions, resulting in a net unrealized gain of $1.3 million as of September 30, 2018.

5.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of September 30, 2018 and June 30, 2018 was $28.7 million.
Intangible assets consisted of the following (in thousands):

	September 30, 2018	June 30, 2018
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(11,775)	(11,491)
Intangible assets, net	$2,100	$2,384
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $284,000 and $283,000 for the three months ended September 30, 2018 and 2017, respectively.
As of September 30, 2018, remaining amortization expense for intangible assets by fiscal year is as follows: $720,000 in fiscal 2019, $872,000 in fiscal 2020 and $509,000 in fiscal 2021.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	September 30, 2018	June 30, 2018
Accrued compensation and benefits	$5,854	$12,024
Accrued royalties	17,823	16,298
Customer overpayments and related reserves	7,153	5,356
Other accrued expenses	5,208	5,125
Total accrued expenses	$36,038	$38,803

6.	Deferred revenue and remaining performance obligations
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under our contracts with customers and is recognized upon transfer of control. Changes in the balance of total deferred revenue (current and non-current) during the three months ended September 30, 2018 are as follows (in thousands):

Beginning balance, June 30, 2018 (as adjusted)	$72,050
Revenue recognized that was included in beginning balance	(6,616)
Amount billed, net of revenue recognized that was not included in beginning balance	13,489
Ending balance, September 30, 2018	$78,923
The cumulative adjustment as a result of changes in the estimate of the transaction price of customer contracts during the three months ended September 30, 2018 was a net reduction in revenue recognized of $0.4 million. In addition, the amount of revenue recognized in the current period from performance obligations satisfied or partially satisfied in previous periods was $0.4 million.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of September 30, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for our automotive segment was $68.5 million, which is expected to be recognized over a remaining period of 5 to 8 years. This amount excludes the variable consideration that falls under the exemption for usage-based royalties promised in exchange for a license of intellectual property. We have used the practical expedient to not disclose amounts related to the comparative period under ASC 606.
The aggregate amount of transaction price allocated to the remaining performance obligations for advertising services and mobile navigation services as of September 30, 2018 was not material.

7.	Commitments and contingencies
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
As of September 30, 2018, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third-party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
Operating lease obligations	$15,534	$3,023	$4,125	$3,012	$2,642	$2,206	$526
Purchase obligations	7,115	2,998	1,491	965	415	415	831
Total contractual obligations	$22,649	$6,021	$5,616	$3,977	$3,057	$2,621	$1,357

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
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleged that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs sought statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. A settlement was subsequently reached, and the plaintiff filed a motion for preliminary approval of class action settlement on March 5, 2018. The court granted preliminary approval of the class action settlement on April 30, 2018 and final approval of the settlement on September 27, 2018. The settlement became effective on October 30, 2018 and was paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in fiscal 2018.
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
In August 2017, AT&T Mobility LLC, or AT&T, and Sprint Spectrum L.P., or Sprint, sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five U.S. Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. We accrued $250,000 related to these matters in the three months ended September 30, 2017 and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations. On November 22, 2017, Location Based Services LLC entered into a Settlement and License Agreement with Telenav for the patents in suit and 15 other patents assigned to Location Based Services LLP.
In November 2017, Traxcell Technologies, LLC, or Traxcell, filed patent infringement lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas.  On November 9, 2017, AT&T tendered control of the defense of one of the patents alleged to be infringed upon in the case and sought indemnification for the entire amount of litigation expenses related to the patent and Telenav products, including discovery, defensive intellectual property rights and any judgment rendered in, or settlement of, the lawsuit.  Telenav has not accepted tender of the defense. Although we have agreed to indemnify AT&T to the extent that the claims relate to the ordinary use of Telenav products, we have not yet determined the extent of our indemnification obligations to AT&T.
On April 12, 2018, Traxcell served its infringement contentions, identifying Telenav products as being at issue in the AT&T litigation. On August 14, 2018, we filed a motion to intervene and stay or sever the claims against AT&T related to AT&T Navigator. On September 11, 2018, Traxcell filed a response to that motion objecting only to our motion to stay or sever. On November 7, 2018, the court granted our motion to intervene but did not rule on our motion to stay or sever, which is still pending before the court.
On June 15, 2018, Telenav filed a complaint against Traxcell seeking a declaratory judgment of non-infringement against the plaintiff. On August 31, 2018, Traxcell filed a motion to dismiss the declaratory judgment complaint asserting that there is no actual controversy because Traxcell does not assert that the AT&T product by itself infringes the patent. The motion is pending before the court.
Due to the preliminary nature of and uncertainties relating to the Traxcell litigation, we are unable at this time to estimate the effects of these matters on our financial condition, results of operations or cash flows.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

While we presently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows or overall trends in results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur. Unfavorable final outcomes may have a material adverse impact on our business, financial position, cash flows or overall trends in results of operations.

8.	Guarantees and indemnifications
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

9.	Stock-based compensation
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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2018	5,116	$6.48
Granted	290	$5.10
Exercised	(5)	$5.01
Canceled or expired	(138)	$7.44
Options outstanding as of September 30, 2018	5,263	$6.38	5.70	$87,949
As of September 30, 2018:
Options vested and expected to vest	5,100	$6.40	5.60	$85,445
Options exercisable	3,884	$6.60	4.81	$65,956

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2018	3,068
Granted	187
Vested	(600)
Canceled	(119)
RSUs outstanding as of September 30, 2018	2,536	1.47	$12,807
As of September 30, 2018:
RSUs expected to vest	2,146	1.34	$10,839

During the three months ended September 30, 2018, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. The last annual increase in the shares reserved for issuance under our 2009 Equity Incentive Plan will occur on July 1, 2019, and the plan will expire in October 2019 as to new awards. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2018	3,169
Additional shares authorized	1,667
Granted	(477)
RSUs withheld for taxes in net share settlements	215
Canceled	257
Shares available for grant as of September 30, 2018	4,831
The following table summarizes the stock-based compensation expense recorded for stock options and RSUs issued to employees and nonemployees (in thousands):

	Three Months Ended September 30,
	2018	2017
Stock option awards	$429	$596
RSU awards	1,840	1,884
Total stock-based compensation expense	$2,269	$2,480

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

	Three Months Ended September 30,
	2018	2017
Expected volatility	39%	49%
Expected term (in years)	6.87	6.22
Risk-free interest rate	2.99%	1.64%
Dividend yield	—%	—%
Weighted average grant date fair value per share	$2.32	$3.07

10.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes was $630,000 in the three months ended September 30, 2018 compared to $255,000 in the three months ended September 30, 2017. Our provision for income taxes of $630,000 and $255,000 for the three months ended September 30, 2018 and 2017, respectively, was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax rate of 9% and 3% for the three months ended September 30, 2018 and 2017, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two-year carryback period, when applicable.

We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of September 30, 2018 and June 30, 2018, our cumulative unrecognized tax benefits were $4.7 million and $3.8 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2018 and June 30, 2018 was $205,000 and $98,000, respectively, that if recognized, would affect the effective tax rate.

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued $100,000 and $97,000 for the payment of interest and penalties at September 30, 2018 and June 30, 2018, respectively.

We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open from fiscal 2016 for federal tax purposes, from fiscal 2014 in state jurisdictions, and from fiscal 2013 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets. Our valuation allowance at June 30, 2018 was $58.3 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

We report results in three business segments:

Automotive - Our automotive segment utilizes our connected car platform to deliver enhanced location-based navigation services to automobile manufacturers and tier ones. We primarily offer three variations of our connected car products and services to our automobile manufacturer and tier one customers. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. Second, we offer advanced hybrid navigation solutions that contain on-board functionality and also add cloud functionality such as cloud search, cloud routing, map updates and “live” data. We refer to these solutions as hybrid navigation. Third, we offer mobile phone-based navigation solutions that run on the phone and provide an interactive map and navigation instructions to the vehicle’s video screen and audio system, which we refer to as brought-in navigation. Finally, we offer a Navigation Software Development Kit, or SDK, that enables our customers to add mapping and location capabilities to their cloud, mobile and on-board automotive applications.

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

Our segment results for the three months ended September 30, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	2017
Automotive
Revenue	$43,451	$45,608
Cost of revenue	26,959	30,861
Gross profit	$16,492	$14,747
Gross margin	38%	32%
Advertising
Revenue	$5,947	$7,615
Cost of revenue	3,220	3,412
Gross profit	$2,727	$4,203
Gross margin	46%	55%
Mobile Navigation
Revenue	$2,770	$3,739
Cost of revenue	925	1,550
Gross profit	$1,845	$2,189
Gross margin	67%	59%
Total
Revenue	$52,168	$56,962
Cost of revenue	31,104	35,823
Gross profit	$21,064	$21,139
Gross margin	40%	37%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investor.telenav.com), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our members and the public about our company, our products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on our investor relations website.
In this Form 10-Q, “we,” “us,” “our” and “Telenav” refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2018 as “fiscal 2018” and the fiscal year ending June 30, 2019 as “fiscal 2019.”
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
We adopted ASC 606 effective July 1, 2018, utilizing the full retrospective transition method. All prior period amounts and disclosures set forth in this Form 10-Q have been adjusted to comply with ASC 606. See Note 1 to our condensed consolidated financial statements for a summary of adjustments.
We derive revenue primarily from automobile manufacturers and tier ones, advertisers and advertising agencies. We receive revenue from automobile manufacturers and tier ones whose vehicles or systems incorporate our proprietary personalized navigation software and services. These automobile manufacturers and tier ones generally do not provide us with any volume or revenue guarantees. In addition, we have a strategic business in mobile advertising where our customers are primarily advertising agencies, which represent national and regional brands, and channel partners, which work closely with local and small business advertisers.
Our legacy mobile navigation business has declined steadily since fiscal 2013, and we expect it to continue to decline. Mobile navigation revenue was $2.8 million in the three months ended September 30, 2018. We began offering our mobile navigation services in 2003. Our mobile navigation business generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. The mobile navigation business has declined both in absolute dollars and as a percentage of revenue from $116.4 million, or 61% of our revenue, in fiscal 2013 to $2.8 million, or 5% of our revenue, in the three months ended September 30, 2018 as subscriptions for paid navigation services declined in favor of free or freemium navigation services offered by our competitors with greater resources and name recognition, such as Google and Apple. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines. In the event our mobile navigation business ceases to be profitable we may ultimately elect to terminate our legacy wireless carrier mobile navigation business to the extent allowable under our contractual arrangements.
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
We offer four variations of our connected car products and services to our automobile manufacturer and tier one customers. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. Second, we offer advanced navigation solutions that contain on-board functionality and also add cloud functionality such as cloud search, cloud routing, map updates and “live” data. We refer to these solutions as hybrid navigation. Third, we offer mobile phone-based navigation solutions that run on the phone and provide an interactive map and navigation instructions to the vehicle’s video screen and audio system, which we refer to as brought-in navigation. Finally, we offer a Navigation Software Development Kit, or SDK, that enables our customers to add mapping and location capabilities to their cloud, mobile and on-board automotive applications.
We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 60% of our revenue in the three months ended September 30, 2018, General Motors Holdings and its affiliates, or GM, which represented 13% of our revenue in the three months ended September 30, 2018, and Toyota Motor Corporation, or Toyota. We also provide our products and services indirectly through tier ones such as XEVO Inc., or XEVO, for certain Toyota solutions, LG Electronics, Inc., or LG, for certain Opel Automobile GmbH, or Opel, solutions and Panasonic Automotive Systems Company of America, or Panasonic, for certain Fiat Chrysler Automobiles, or FCA, solutions.
We believe our advertising delivery platform offers significant audience reach, sophisticated targeting capabilities and the ability to deliver interactive and engaging ad experiences to consumers on their mobile devices. We also believe that we are experts in location-based advertising and offer differentiated value compared to brick-and-mortar and brand advertisers through our location-based ad targeting capabilities. Our technology focuses on leveraging the complexity and scale associated with mobile location data to deliver better mobile campaigns for our advertising partners. We deliver mobile advertisements by leveraging our proprietary in-house ad serving technology. Our inventory, or accessible market, is comprised of thousands of mobile applications and mobile websites that are accessed through advertising exchanges using programmatic real time bidding, or RTB, tools.
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
We generate automotive services revenue primarily from our brought-in automotive navigation solutions. We earn a fee for each new vehicle owner who downloads and activates the associated mobile application featuring GM’s branded mobile and web-based applications, whereby we provide enhanced search capabilities for contracted service periods. We also earn a fee for each new Toyota and Lexus vehicle sold and enabled to connect with our Scout GPS Link mobile application, similarly provided over a contracted service period.
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
We also generate a declining portion of our services revenue from subscriptions to access our mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers. Our wireless carrier customers typically pay us based on a revenue sharing arrangement or a monthly subscription fee per end user. This revenue continues to decline, and in fiscal 2018 we recognized a $2.7 million impairment of all of the goodwill associated with our mobile navigation segment.
Adoption of ASC 606
The effect of adopting ASC 606 on fiscal 2018 was material to our statements of operations and balance sheets as a result of its impact on the recognition of revenue and associated third-party content costs for certain of our on-board and brought-in automotive navigation solutions. The adoption of ASC 606 had no significant impact on our advertising and mobile navigation business segments. The adoption of ASC 606 resulted in reductions to deferred costs (asset) and deferred revenue (liability) balances, and accelerated the recognition of revenues and deferred costs in the automotive segment. Such impact on our statements of operations will continue going forward.
The adjustments required to transition to ASC 606 resulted in $163.1 million of deferred revenue and $89.1 million of deferred costs of the total originally reported on our balance sheet as of June 30, 2018 being recorded instead as revenue and cost of revenue, respectively, in our adjusted prior periods. In addition, the adoption of ASC 606 required us to capitalize an additional $4.2 million, net, of deferred development costs on our adjusted June 30, 2018 balance sheet, resulting in a net decrease in deferred costs of $84.9 million.  In total, our accumulated deficit decreased by $78.2 million as of June 30, 2018. All prior period amounts presented have been adjusted to comply with ASC 606. See the summary of adjustments in Note 1 to our condensed consolidated financial statements.
With respect to on-board automotive solutions, historically we recognized revenue and associated content costs over the life of our contractual obligations when map updates were included, and we deferred substantially all revenue and associated content costs pending the delivery of future specified upgrades. Instead, as of July 1, 2018, we recognize revenue related to royalties for distinct software and content that has been accepted as transfer of control takes place, with an allocation of the transaction price based on the relative standalone selling price, or SSP, of map updates, specified upgrades, and other services as applicable, which we will recognize with the associated content costs at a point in time or over time as we transfer control of the related performance obligation.
Regarding brought-in automotive solutions, historically we recognized revenue for each royalty over the expected remaining term of the service obligation. Effective July 1, 2018, since these contracts contain variable consideration we will estimate the total transaction price each reporting period using a probability assessment, and then recognize revenue ratably over the period the services obligation is expected to be fulfilled.
Development costs subject to ASC 340-40 incurred to fulfill future obligations under certain actual or anticipated contracts for automotive solutions are capitalized, provided they are expected to be recovered, and then recognized as control of the related performance obligations is transferred. Historically, such costs were not capitalized until receipt of a signed contract or purchase order for a fixed amount, provided the costs were probable of being recovered. Under ASC 340-40, we are required to capitalize such costs in anticipation of a contract, provided the costs are expected to be recovered; thus, increasing the amount of costs we capitalize under ASC 340-40. For on-board automotive solutions, such capitalized costs represent the customized portion of software development, which will continue to be recognized upon acceptance of the software under ASC 340-40 since acceptance is generally required for control of the software to transfer. For brought-in automotive solutions, such costs will be amortized over the period the services obligation is expected to be fulfilled, since software development does not represent a distinct performance obligation in the case of brought-in automotive solutions. Historically, we recognized such costs for brought-in automotive solutions upon acceptance of the software.
Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures such as billings, direct contribution from billings, direct contribution margin from billings, changes in deferred revenue and deferred costs, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA, adjusted cash flow from operations and free cash flow are not measures calculated in accordance with GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.

Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended September 30,
	2018	2017 As Adjusted(1)
Revenue	$52,168	$56,962
Revenue from Ford as a percentage of total revenue	60%	73%
Revenue from GM as a percentage of total revenue	13%	4%
Billings (Non-GAAP)	$59,041	$65,788
Billings to Ford as a percentage of total billings (Non-GAAP)	54%	68%
Billings to GM as a percentage of total billings (Non-GAAP)	17%	6%
Increase in deferred revenue	$6,873	$8,826
Increase in deferred costs	$4,039	$5,474
Gross profit	$21,064	$21,139
Gross margin	40%	37%
Direct contribution from billings (Non-GAAP)	$23,898	$24,491
Direct contribution margin from billings (Non-GAAP)	40%	37%
Net loss	$(7,943)	$(10,369)
Diluted net loss per share	$(0.18)	$(0.24)
Adjusted EBITDA (Non-GAAP)	$(5,624)	$(7,741)
Adjusted cash flow from operations (Non-GAAP)	$(2,790)	$(4,389)
Net cash used in operating activities	$(2,293)	$(3,788)
Free cash flow (Non-GAAP)	$(2,393)	$(6,074)
(1)Certain amounts have been adjusted to reflect the adoption of ASC 606. See Note 1 to our condensed consolidated financial statements for a summary of adjustments.

Gross margin is our gross profit, or total revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be impacted by the increasing percentage of our revenue base derived from automotive navigation solutions and advertising network services, which generally have higher associated third-party content costs and third-party display ad inventory costs, respectively, than our mobile navigation offerings provided through wireless carriers.
Billings measure revenue recognized plus the change in deferred revenue from the beginning to the end of the period. Direct contribution from billings reflects GAAP gross profit plus change in deferred revenue less change in deferred costs. Direct contribution margin from billings reflects direct contribution from billings divided by billings. We have also provided a breakdown of the calculation of the change in deferred revenue by segment, which is added to revenue in calculating our non-GAAP metric of billings. In connection with our presentation of the change in deferred revenue, we have provided a similar presentation of the change in the related deferred costs. Such deferred costs primarily include costs associated with third-party content and certain development costs associated with our customized software solutions. As we enter into more hybrid and brought-in navigation programs, deferred revenue and deferred costs become larger components of our operating results, thus we believe these metrics are useful in evaluating cash flow.
We consider billings, direct contribution from billings and direct contribution margin from billings to be useful metrics for management and investors because billings drive revenue and deferred revenue, which is an important indicator of the viability of our business. We believe direct contribution from billings and direct contribution margin from billings are useful metrics because they reflect the impact of the contribution over time from such billings, exclusive of the incremental costs incurred to deliver any related service obligations. There are a number of limitations related to the use of billings, direct contribution from billings and direct contribution margin from billings versus revenue, gross profit and gross margin calculated in accordance with GAAP. First, billings, direct contribution from billings and direct contribution margin from billings include amounts that have not yet been recognized as revenue or cost and may require additional services to be provided over contracted service periods. For example, billings related to certain brought-in solutions cannot be fully recognized as revenue in a given period due to requirements for ongoing provisioning of services such as hosting, monitoring, customer support and map updates, including certain third-party technology and content license fees as applicable. Second, we may calculate billings, direct contribution from billings and direct contribution margin from billings in a manner that is different from peer companies that report similar financial measures, making comparisons between companies more difficult. When we use these measures, we attempt to compensate for these limitations by providing specific information regarding billings and how they relate to revenue, gross profit and gross margin calculated in accordance with GAAP.
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
Adjusted EBITDA and adjusted cash flow from operations are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business.
Adjusted cash flow from operations measures adjusted EBITDA plus the effect of changes in deferred revenue and deferred costs. We believe adjusted cash flow from operations is a useful measure, especially in light of the significant impact we expect on reported GAAP revenue from certain value-added offerings we provide our customers, including Ford map updates. In addition, adjusted cash flow from operations is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers and other employees. Accordingly, we believe that adjusted EBITDA and adjusted cash flow from operations generally provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Adjusted EBITDA and adjusted cash flow from operations, while generally measures of profitability, can also represent losses.
Free cash flow is a non-GAAP financial measure we define as net cash provided by (used in) operating activities less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash (used in) generated by our business after the purchases of property and equipment.
These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes for our financial results as reported under GAAP. Some of these limitations are:

•
We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support; accordingly, direct contribution from billings, direct contribution margin from billings and adjusted cash flow from operations do not reflect all costs associated with billings;

•
assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•	adjusted EBITDA and adjusted cash flow from operations do not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA and adjusted cash flow from operations do not reflect the use of cash for net share settlements of RSUs;

•
adjusted EBITDA and adjusted cash flow from operations do not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•
adjusted EBITDA, adjusted cash flow from operations, free cash flow or similarly titled measures may be calculated by other companies differently, which reduces their usefulness as comparative measures.

Because of these and other limitations, you should consider billings, direct contribution from billings, direct contribution margin from billings, adjusted EBITDA, adjusted cash flow from operations and free cash flow alongside other GAAP-based financial performance measures.
We reconcile the most directly comparable GAAP financial measure to each non-GAAP financial metric used. The following tables present reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, gross profit to direct contribution from billings, net loss to adjusted EBITDA and adjusted cash flow from operations, and net loss and net cash flow used in operating activities to free cash flow for each of the periods indicated (dollars in thousands):

Reconciliation of Revenue to Billings
	Three Months Ended September 30,
	2018	2017
Automotive
Revenue	$43,451	$45,608
Adjustments:
Change in deferred revenue	6,860	8,883
Billings	$50,311	$54,491
Advertising
Revenue	$5,947	$7,615
Adjustments:
Change in deferred revenue	—	—
Billings	$5,947	$7,615
Mobile Navigation
Revenue	$2,770	$3,739
Adjustments:
Change in deferred revenue	13	(57)
Billings	$2,783	$3,682
Total
Revenue	$52,168	$56,962
Adjustments:
Change in deferred revenue	6,873	8,826
Billings	$59,041	$65,788

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended September 30, 2018
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, September 30	$78,373	$—	$550	$78,923
Deferred revenue, June 30	71,513	—	537	72,050
Change in deferred revenue	$6,860	$—	$13	$6,873

Deferred costs, September 30	$60,308	$—	$—	$60,308
Deferred costs, June 30	56,269	—	—	56,269
Change in deferred costs	$4,039	$—	$—	$4,039

	Three Months Ended September 30, 2017
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, September 30	$46,407	$—	$827	$47,234
Deferred revenue, June 30	37,524	—	884	38,408
Change in deferred revenue	$8,883	$—	$(57)	$8,826

Deferred costs, September 30	$40,227	$—	$—	$40,227
Deferred costs, June 30	34,753	—	—	34,753
Change in deferred costs	$5,474	$—	$—	$5,474

Reconciliation of Revenue to Billings - Ford and GM

	Three Months Ended September 30,
	2018	2017
Revenue from Ford	$31,100	$41,319
Adjustments:
Change in deferred revenue attributed to Ford	674	3,700
Billings to Ford	$31,774	$45,019
Billings to Ford as a percentage of total billings	54%	68%

Revenue from GM	$6,799	$2,433
Adjustments:
Change in deferred revenue attributed to GM	3,189	1,373
Billings to GM	$9,988	$3,806
Billings to GM as a percentage of total billings	17%	6%

Reconciliation of Gross Profit to Direct Contribution from Billings

	Three Months Ended September 30,
	2018	2017
Gross profit	$21,064	$21,139
Gross margin	40%	37%

Adjustments to gross profit:
Change in deferred revenue	$6,873	$8,826
Change in deferred costs(1)	(4,039)	(5,474)
Net change	2,834	3,352
Direct contribution from billings(1)	$23,898	$24,491
Direct contribution margin from billings(1)	40%	37%

(1) Deferred costs primarily include costs associated with third-party content and in connection with certain customized software solutions, the costs incurred to develop those solutions. We expect to incur additional costs in the future due to requirements to provide ongoing map updates and provisioning of services such as hosting, monitoring, customer support and, for certain customers, additional period content and associated technology costs. Accordingly, direct contribution from billings and direct contribution margin from billings do not include all costs associated with billings.

Reconciliation of Net Loss to Adjusted EBITDA and Adjusted Cash Flow from Operations

	Three Months Ended September 30,
	2018	2017
Net loss	$(7,943)	$(10,369)
Adjustments:
Legal settlement and contingencies	—	250
Deferred rent reversal due to lease termination	—	(538)
Tenant improvement allowance recognition due to lease termination	—	(582)
Stock-based compensation expense	2,269	2,480
Depreciation and amortization	1,010	716
Other income (expense), net	(1,590)	47
Provision for income taxes	630	255
Adjusted EBITDA	$(5,624)	$(7,741)
Change in deferred revenue	6,873	8,826
Change in deferred costs(1)	(4,039)	(5,474)
Adjusted cash flow from operations(1)	$(2,790)	$(4,389)

(1) We expect to incur additional costs in the future due to requirements to provide ongoing map updates and provisioning of services such as hosting, monitoring, customer support and, for certain customers, additional period content and associated technology costs. Accordingly, adjusted cash flow from operations does not reflect all costs associated with billings.

Reconciliation of Net Loss to Free Cash Flow

	Three Months Ended September 30,
	2018	2017
Net loss	$(7,943)	$(10,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred revenue (1)	6,873	8,826
Change in deferred costs (2)	(4,039)	(5,474)
Changes in other operating assets and liabilities	791	1,048
Other adjustments (3)	2,025	2,181
Net cash used in operating activities	(2,293)	(3,788)
Less: Purchases of property and equipment	(100)	(2,286)
Free cash flow	$(2,393)	$(6,074)

(1) Consists of product royalties, customized software development fees, service fees and subscription fees.
(2) Consists primarily of third-party content costs and customized software development expenses.
(3) Consist primarily of depreciation and amortization, stock-based compensation expense and other non-cash items.

Key components of our results of operations
Sources of revenue
Overview. We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, map updates to the software and customized software development. Services revenue consists primarily of revenue we derive from our brought-in automotive navigation services, advertising services and mobile navigation services.
We report revenue, cost of revenue and gross profit results in three business segments: automotive, advertising and mobile navigation. Our chief executive officer, or CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See “ - Results of operations” and Note 11 to the condensed consolidated financial statements in this Form 10-Q for more information about our business segments.
Revenue from our automotive segment represented 83% and 80% of our revenue in the three months ended September 30, 2018 and 2017, respectively. In the three months ended September 30, 2018 and 2017, revenue from Ford represented 60% and 73% of our total revenue, respectively, and revenue from GM comprised 13% and less than 10% of our total revenue, respectively.
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
Our contract with GM includes the provision of our on-board, hybrid, and brought-in navigation solutions across a wide assortment of GM vehicles. Our mobile navigation SDK powers GM’s branded mobile and web-based applications and is covered under a services agreement that was entered into June 13, 2014 and extends to December 31, 2019. Our on-board and hybrid navigation solutions for GM are covered under a product and services agreement that became effective February 1, 2017. These solutions began shipping in a limited number of vehicles beginning with model year 2017 and are gradually expanding across additional regions and models. In May 2017, additional vehicles through model year 2025 were added to this products and services agreement, which terminates on December 31, 2026.
Product revenue. Our automotive product revenue is generated primarily from on-board and hybrid automotive navigation solutions provided to Ford and GM. Our on-board solutions consist of software, memory card, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. Our hybrid navigation solutions contain on-board software functionality and also add cloud functionality such as cloud search, cloud routing, map updates and “live” data.
Royalties for on-board navigation solutions are generally earned at various points in time, depending upon the individual customer agreement. We earn each royalty upon either the re-imaging of the software on each individual memory card or the time at which each vehicle is produced.
We recognize revenue from on-board automotive navigation solutions upon transfer of control of the customized software and any associated integrated content together forming a distinct performance obligation. Transfer of control generally occurs at a point in time upon acceptance. Any royalties for the use of distinct software combined with integrated content, with an allocation of the transaction price based on the relative SSP of map updates, specified upgrades, and other services as applicable, are recognized at the later of when the royalties are earned or when transfer of control of the related performance obligation has occurred.

For hybrid automotive solutions, the transaction price allocated to the on-board component is generally recognized as product revenue as described above, and the transaction price allocated to the included cloud functionality based on SSP is generally recognized as services revenue. Since the on-board software is still the predominant item in the hybrid solution, the royalties recognition guidance applies as it does for on-board navigation solutions described above. Our brought-in automotive navigation solutions as described below are subject to variable consideration and constraint guidance.
Our product revenue from Ford is primarily derived from Ford’s SYNC 2 and SYNC 3 on-board solutions. In each geography where we provide navigation products to it, Ford also provides a map update program under which Ford owners in North America, South America, China and Europe with SYNC 3 and in Australia and New Zealand with SYNC 2 or SYNC 3 are eligible to receive annual map updates at no additional cost through the applicable contractual period. We earn an annual compilation fee and a per unit fee for these updates included in the pricing arrangement. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
We also have agreements with GM. In February 2017, GM launched its first model featuring integration of our hybrid navigation solution in North America, the 2017 Cadillac CTS and CTS-V. Our solution is now available in North America on select 2019 models of Cadillac CTS, CTS-V, ATS, XTS and XT 4; GMC Terrain, Sierra and Canyon; Chevrolet Silverado, Equinox, Colorado, Camaro, Cruze Hatchback and Volt; and Buick Regal. GM also has launched vehicles with our hybrid navigation solution in China and has launched vehicles with our on-board solution in South America, Australia and New Zealand, and the Middle East. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model years 2020 through 2025. We anticipate that we will continue to depend on GM for a material portion of our revenue for the foreseeable future.
We were selected to provide entry level on-board navigation through LG, a tier one supplier for the Opel and Vauxhall line of vehicles, for the European market. This solution launched in Adam, Corsa, Karl and Zafira model vehicles equipped with NAVI 4.0 IntelliLink® beginning in July 2017. These products are expected to be made available in other select vehicles for model years 2020 to 2022. GM sold its Opel and Vauxhall business to Groupe PSA in August 2017, and we continue to engage in development of similar solutions for Opel and Vauxhall.
We also have an agreement to offer our on-board navigation solution in select Jeep and Chrysler vehicles in the China market through Panasonic. Our on-board navigation is included in the 2018 Jeep Grand Cherokee, which had its China launch in August 2017, and is expected to be included in Jeep Cherokee and Compass when those models debut in China by December 31, 2018.
Services revenue. We derive services revenue primarily from our brought-in automotive navigation solutions. Royalties for brought-in navigation solutions are earned upon vehicle sales reporting or upon initial usage by the end user.
Since these contracts typically contain a substantial amount of variable consideration that is required to be estimated and included in the transaction price, we include in the transaction price only variable consideration such that it is probable that a risk of significant revenue reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Total variable consideration to be received is estimated at contract inception and updated at each reporting date. We utilize the expected value method and consider expected unit volume combined with a risk-based probability based on factors including, but not limited to: model year cycles, customer history, technology life cycles, nature of competition and other contract-specific factors. Because customers of our brought-in automotive navigation solutions simultaneously receive and consume the benefit from our performance, we recognize revenue ratably over the period the services obligation is expected to be fulfilled, generally 8 to 12 years, as this provides a faithful depiction of the transfer of control.
In October 2017, we amended our agreement with Ford to provide certain connected services for SYNC 3 in North America, Europe and China. Ford launched connected search across various model year 2018 SYNC 3 vehicles in North America using its FordPassTM and Lincoln WayTM mobile applications. As of September 30, 2018, the vast majority of Ford vehicles with SYNC 3 produced in North America and Europe during the three months ended September 30, 2018 were capable of providing connected services.
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

Our Scout GPS Link and Xevo’s XevoTM Engine Link provide brought-in navigation services, including a fully interactive moving map, for select Toyota vehicles equipped with Entune 3.0 Audio, as well as select Lexus vehicles equipped with Lexus Enform. Our fully interactive solution first became available on select model year 2018 Toyota Camry and Sienna and Lexus NX and RC models, and was recently expanded to select model year 2019 Toyota Corolla hatchback, Avalon and CHR models. On these same Toyota and Lexus models, a premium embedded connected navigation option is also available that provides connected search, powered by our platform. Toyota and Lexus offer our solutions, including the new fully interactive solution, in model year 2018 and 2019 vehicles, with the availability of each solution dependent upon the Toyota and Lexus model and trim level. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers.
Revenue from our advertising segment, which includes the delivery of display, location-based advertising impressions, represented 11% and 13% of our revenue in the three months ended September 30, 2018 and 2017, respectively. Our advertising revenue is derived primarily from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. We recognize revenue when transfer of control of the related advertising services occur based on the specific terms of each advertising contract, which are generally based on the number of ad impressions delivered.
Revenue from our mobile navigation segment represented 5% and 7% of our revenue in the three months ended September 30, 2018 and 2017, respectively. We offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Telenav GPS as well as under wireless carrier brands (or “white label” brands). Subscription fee revenue from our mobile navigation service has declined steadily, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and other wireless carriers. We expect that mobile navigation revenue will continue to decline. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines.

We derive mobile navigation services revenue primarily from our wireless carrier customers for their end users’ subscriptions to our mobile navigation services. Our wireless carrier customers pay us based on a revenue sharing arrangement or a monthly subscription fee per end user, and they are responsible for billing and collecting the fees they charge their subscribers for the right to use our navigation services. We recognize monthly fees related to our mobile navigation services in the month we provide the services. We defer amounts received or billed in advance of the service being provided and recognize the deferred amounts when the obligation has been fulfilled.

In fiscal 2019, we expect automotive to represent the strategic growth segment of our business, but our expectations may not be realized. We expect that services revenue from wireless carrier customers, which has a higher gross margin than automotive and advertising revenue, will continue to decline substantially in fiscal 2019 due to the continued decline in the number of monthly recurring subscribers.

Revenue concentrations. We generated 85% and 94% of our revenue in the United States in the three months ended September 30, 2018 and 2017, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer’s or tier one’s United States’ entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in fiscal 2017, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint venture in China.
Cost of revenue
We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third-party content we incur in providing our on-board automotive navigation solutions, memory cards and recognition of deferred software development costs. Cost of services revenue consists primarily of the costs associated with third-party content we incur in providing our brought-in automotive navigation solutions, third-party ad inventory, data center operations and outsourced hosting services, software maintenance, customer support, the amortization of capitalized software, recognition of deferred customized software development costs, stock-based compensation and amortization of acquired developed technology.

We capitalize and defer recognition of certain third-party royalty-based content costs associated with the fulfillment of future automotive product and services obligations, and we recognize these deferred content costs as cost of revenue as we transfer control of the related performance obligation. As the deferred revenue and related deferred costs are recognized as we transfer control of the related performance obligation, we will also incur ongoing costs of revenue for network operations, hosting and data center, customer service support, and other related costs over time.

We also capitalize and defer recognition of certain costs, primarily payroll and related compensation and benefits expense, of customized software we develop for customers. We begin deferring development costs when they relate directly to a contract or specific anticipated contract and such costs are incurred to satisfy performance obligations in the future, provided they are expected to be recovered. We recognize these deferred software development costs as cost of revenue upon transfer of control of the associated performance obligation.
We primarily provide navigation service customer support through a third-party provider to whom we provide training and assistance with problem resolution. In addition, we use outsourced, hosting services and industry standard hardware to provide our navigation services. We generally maintain at least 99.9% uptime every month, excluding designated periods of maintenance. Our internal targets for service uptime are even higher. We have in the past, and may in the future, not achieve our targets for service availability, which could result in penalties for failure to meet contractual service availability requirements or termination of our customer agreement.
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
While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2019 and beyond, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing OpenStreetMap, or OSM, content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third-party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third-party exchanges.
Operating expenses
We generally classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third-party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. In addition, when we incur legal settlements or make offers to settle contingencies, we classify such operating expense amounts separately as legal settlement and contingencies. We anticipate continued investment of resources, including the hiring of additional headcount, or reallocation of employee personnel to automotive and advertising. We may also be required to pay judgments, indemnification claims or other amounts, which we are unable to predict or estimate at this time.
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
Other income (expense), net. Other income (expense), net consists primarily of interest we earn on our cash and cash equivalents and short-term investments, gain or loss on investments, unrealized gains or losses on non-marketable equity investments and foreign currency gains or losses.
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

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2018 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2018, except as described in Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”

Results of operations
The following tables set forth our results of operations for the three months ended September 30, 2018 and 2017, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,
Consolidated Statements of Operations Data	2018	2017 As Adjusted(1)
	(in thousands)
Revenue:
Product	$40,471	$42,659
Services	11,697	14,303
Total revenue	52,168	56,962
Cost of revenue:
Product	23,930	29,441
Services	7,174	6,382
Total cost of revenue	31,104	35,823
Gross profit	21,064	21,139
Operating expenses:
Research and development	20,102	20,681
Sales and marketing	4,415	5,064
General and administrative	5,450	5,211
Legal settlement and contingencies	—	250
Total operating expenses	29,967	31,206
Loss from operations	(8,903)	(10,067)
Other income (expense), net	1,590	(47)
Loss before provision for income taxes	(7,313)	(10,114)
Provision for income taxes	630	255
Net loss	$(7,943)	$(10,369)

	(as a percentage of revenue)
Revenue:
Product	78%	75%
Services	22%	25%
Total revenue	100%	100%
Cost of revenue:
Product	46%	52%
Services	14%	11%
Total cost of revenue	60%	63%
Gross profit	40%	37%
Operating expenses:
Research and development	39%	37%
Sales and marketing	8%	9%
General and administrative	10%	9%
Legal settlement and contingencies	—%	—%
Total operating expenses	57%	55%
Loss from operations	(17)%	(18)%
Other income (expense), net	3%	—%
Loss before provision for income taxes	(14)%	(18)%
Provision for income taxes	1%	—%
Net loss	(15)%	(18)%

Comparison of the three months ended September 30, 2018 and 2017
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue decreased 5% to $40.5 million in the three months ended September 30, 2018 from $42.7 million in the three months ended September 30, 2017. The decrease in product revenue for the comparable three month period was due primarily to a decrease in royalty revenue resulting from a reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by an increase in map update revenue. Services revenue decreased 18% to $11.7 million in the three months ended September 30, 2018 from $14.3 million in the three months ended September 30, 2017. The decrease in services revenue for the comparable three month period was due primarily to lower advertising revenue and mobile navigation subscription fees.
Our cost of product revenue decreased 19% to $23.9 million in the three months ended September 30, 2018 from $29.4 million in the three months ended September 30, 2017. The decrease in the comparable three month period was due primarily to a net decrease in third-party content costs. Our cost of services revenue increased 12% to $7.2 million in the three months ended September 30, 2018 from $6.4 million in the three months ended September 30, 2017. The increase in the comparable three month period was due primarily to an increase in cost of automotive revenue associated with the increased revenue from brought-in solutions, partially offset by decreases in cost of mobile navigation revenue and cost of advertising revenue associated with decreased mobile navigation and advertising revenue.
Our gross profit was comparable at $21.1 million in the three months ended September 30, 2018 and 2017. Our gross margin increased to 40% in the three months ended September 30, 2018 from 37% in the three months ended September 30, 2017. The increase in gross margin for the comparable three month period was due primarily to a reduction in certain on-board navigation content costs that are passed through to Ford.
Revenue concentrations. In the three months ended September 30, 2018 and 2017, revenue from Ford represented 60% and 73% of our total revenue, respectively, and revenue from GM comprised 13% and less than 10% of our total revenue, respectively.
We primarily sell our services in the United States. In the three months ended September 30, 2018 and 2017, revenue derived from U.S. sources represented 85% and 94% of our total revenue, respectively.

Segments information. The information below is organized in accordance with our three reportable business segments:

	Three Months Ended September 30,
	2018	2017 As Adjusted(1)
	(in thousands, except percentages)
Automotive
Revenue	$43,451	$45,608
Cost of revenue	26,959	30,861
Gross profit	$16,492	$14,747
Gross margin	38%	32%
Advertising
Revenue	$5,947	$7,615
Cost of revenue	3,220	3,412
Gross profit	$2,727	$4,203
Gross margin	46%	55%
Mobile Navigation
Revenue	$2,770	$3,739
Cost of revenue	925	1,550
Gross profit	$1,845	$2,189
Gross margin	67%	59%
Total
Revenue	$52,168	$56,962
Cost of revenue	31,104	35,823
Gross profit	$21,064	$21,139
Gross margin	40%	37%
(1)Certain amounts have been adjusted to reflect the adoption of ASC 606. See Note 1 to our condensed consolidated financial statements for a summary of adjustments.
Automotive. Automotive revenue decreased 5% to $43.5 million in the three months ended September 30, 2018 from $45.6 million in the three months ended September 30, 2017. The decrease in the comparable three month period was due primarily to a decline in royalty revenue of $2.6 million partially offset by an increase in map update revenue of $0.6 million. The decrease in on-board royalty revenue was due primarily to a reduction in certain on-board navigation content costs that are passed through to Ford, despite an increase in navigation unit volume across our automotive customer base. Automotive revenue included customized software development and map update revenue of $1.0 million and $1.1 million in the three months ended September 30, 2018 and 2017, respectively. Automotive revenue represented 83% and 80% in the three months ended September 30, 2018 and 2017, respectively.
Cost of automotive revenue decreased 13% to $27.0 million in the three months ended September 30, 2018 from $30.9 million in the three months ended September 30, 2017. The decrease in the comparable three month period was due primarily to a net decrease in third-party content costs of $3.5 million due primarily to a reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by an increase in content costs associated with increased map update revenue, as well as a decrease of $1.5 million in deferred development costs recognized. These decreases were partially offset by a $0.2 million increase in hosted services costs and a $0.7 million increase in costs related to software maintenance services performed by engineering personnel. In prior periods, such maintenance costs were allocated entirely to research and development expense.
Automotive gross profit increased 12% to $16.5 million in the three months ended September 30, 2018 from $14.7 million in the three months ended September 30, 2017. Automotive gross margin increased to 38% in the three months ended September 30, 2018 from 32% in the three months ended September 30, 2017. The increase in gross margin for the comparable three month period was due primarily to the aforementioned reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by a decrease in gross margin resulting from increased map update revenue, which carries a higher relative cost and lower gross margin.
Advertising. Advertising revenue decreased 22% to $5.9 million in the three months ended September 30, 2018 from $7.6 million in the three months ended September 30, 2017. The decrease in the comparable three month period was due primarily to a decrease in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 11% and 13% of total revenue in the three months ended September 30, 2018 and 2017, respectively.
Cost of advertising revenue decreased 6% to $3.2 million in the three months ended September 30, 2018 from $3.4 million in the three months ended September 30, 2017. The decrease in the comparable three month period was due primarily to decreased third-party ad exchange inventory costs of $0.2 million, and costs decreased at a lower rate than revenue due to higher relative costs as measured on an effective cost per thousand impressions, or eCPM, basis.
Advertising gross profit decreased 35% to $2.7 million in the three months ended September 30, 2018 from $4.2 million in the three months ended September 30, 2017. Advertising gross margin decreased to 46% in the three months ended September 30, 2018 from 55% in the three months ended September 30, 2017. The decrease in gross margin in the comparable three month period was due primarily to the decreased value of contracted insertion orders, combined with a higher ad inventory eCPM and the effect of certain fixed costs spread over a lower revenue base.
Mobile Navigation. Mobile navigation revenue decreased 26% to $2.8 million in the three months ended September 30, 2018 from $3.7 million in the three months ended September 30, 2017. The decrease in the comparable three month period was due primarily to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 5% and 7% of total revenue in the three months ended September 30, 2018 and 2017, respectively.
Cost of mobile navigation revenue decreased 40% to $0.9 million in the three months ended September 30, 2018 from $1.6 million in the three months ended September 30, 2017. The decrease in the comparable three month period was due primarily to decreases in third-party content costs of $0.3 million, hosted services costs of $0.2 million and payroll and related compensation and benefits expense of $0.1 million associated with the decline in mobile navigation revenue.
Mobile navigation gross profit decreased 16% to $1.8 million in the three months ended September 30, 2018 from $2.2 million in the three months ended September 30, 2017. Mobile navigation gross margin increased to 67% in the three months ended September 30, 2018 from 59% in the three months ended September 30, 2017. The increase in gross margin resulted primarily from decreased hosted services costs and headcount required to support the declining business.
Operating expenses
Our total operating expenses decreased 4% to $30.0 million in the three months ended September 30, 2018 from $31.2 million in the three months ended September 30, 2017. The decrease in the comparable three month period was due primarily to cost optimization, including lower compensation costs resulting from a redesigned employee incentive compensation plan that more closely aligns compensation payouts with financial results, partially offset by higher base compensation driven by merit-based salary increases on generally flat headcount. In addition, costs decreased as a result of the allocation to cost of services revenue of certain software maintenance costs previously allocated to research and development expense, as discussed above in Automotive results of operations.
Research and development. Our research and development expenses decreased 3% to $20.1 million in the three months ended September 30, 2018 from $20.7 million in the three months ended September 30, 2017. The decrease in the comparable three month period was due primarily to decreases in payroll and related compensation and benefits expense of $0.9 million, software maintenance costs of $0.7 million allocated to cost of services revenue as discussed above, outside consulting services of $0.6 million, and travel and entertainment expense of $0.4 million. These decreases were partially offset by an increase of $1.5 million as a result of lower capitalized deferred development costs in the three months ended September 30, 2018, and an increase of $0.6 million in rent and depreciation expense, due to a one-time reversal of deferred rent and recognition of a tenant improvement allowance realized in the three months ended September 30, 2018 in connection with the termination of our Santa Clara facility sublease. As a percentage of revenue, research and development expenses increased to 39% in the three months ended September 30, 2018 from 37% in the three months ended September 30, 2017 as a result of a lower revenue base. The total number of research and development personnel decreased 1% to 641 at September 30, 2018 from 645 at September 30, 2017. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automobile manufacturers and tier ones, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those research and development efforts will lag the related expenses.

Sales and marketing. Our sales and marketing expenses decreased 13% to $4.4 million in the three months ended September 30, 2018 from $5.1 million in the three months ended September 30, 2017. The decrease in the comparable three month period was due primarily to decreases in payroll and related compensation and benefits expense of $0.5 million, stock-based compensation expense of $0.1 million and outside services costs of $0.1 million. As a percentage of revenue, sales and marketing expenses decreased to 8% in the three months ended September 30, 2018 from 9% in the three months ended September 30, 2017. The total number of sales and marketing personnel decreased 10% to 55 at September 30, 2018 from 61 at September 30, 2017.
General and administrative. Our general and administrative expenses increased 5% to $5.5 million in the three months ended September 30, 2018 from $5.2 million in the three months ended September 30, 2017. The increase in the comparable three month period was due primarily to an increase in outside services of $0.2 million. As a percentage of revenue, general and administrative expenses increased to 10% in the three months ended September 30, 2018 from 9% in the three months ended September 30, 2017. The total number of general and administrative personnel increased 3% to 60 at September 30, 2018 from 58 at September 30, 2017.
Legal settlement and contingencies. We incurred $250,000 in legal settlement and contingencies expense for the three months ended September 30, 2017 related primarily to the settlement of the Location Based Services LLC patent matter.
Other income (expense), net. Our other income (expense), net increased to $1.6 million in the three months ended September 30, 2018 compared to $47,000 in the three months ended September 30, 2017. The increase in the comparable three month period was due primarily to an unrealized gain of $1.3 million recorded on non-marketable equity investments resulting from a change in accounting for such investments due to our adoption of ASU 2016-01 effective July 1, 2018.
Provision for income taxes. Our provision for income taxes was $0.6 million in the three months ended September 30, 2018 compared to $0.3 million in the three months ended September 30, 2017. Our provision for income taxes of $0.6 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively, was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax rate of 9% and 3% for the three months ended September 30, 2018 and 2017, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two-year carryback period, when applicable.
We anticipate that our foreign tax withholding obligations will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2018 and June 30, 2018, our cumulative unrecognized tax benefits were $4.7 million and $3.8 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2018 and June 30, 2018 was $0.2 million and $0.1 million that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued $0.1 million and $0.1 million for the payment of interest and penalties at September 30, 2018 and June 30, 2018.
We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open from fiscal 2016 for federal tax purposes, from fiscal 2014 in state jurisdictions, and from fiscal 2013 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our foreign deferred tax assets. Our valuation allowance at June 30, 2018 was $58.3 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below (in thousands):

	Three Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(2,293)	$(3,788)
Net cash provided by investing activities	141	1,056
Net cash used in financing activities	(1,182)	(905)
Effect of exchange rate changes on cash and cash equivalents	(239)	345
Net decrease in cash, cash equivalents and restricted cash	$(3,573)	$(3,292)
At September 30, 2018, we had cash, cash equivalents and short-term investments of $81.3 million, which primarily consisted of corporate bonds, asset-backed securities, U.S. treasury securities, commercial paper and municipal securities held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2018, our accounts receivable balance was $47.0 million, of which Ford and GM represented 50% and 16%, respectively.

Our future capital requirements will depend on many factors, including our ability to continue to increase our billings and control our expenses in fiscal 2019 and beyond, whether and when we return to profitability, the timing and extent of expenditures to support development efforts, the extent of our research and development and sales and marketing activities and the size of our related headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to continue to use cash in operating activities in the remainder of fiscal 2019 and we may experience greater than expected cash usage in operating activities if revenue or collections are lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them, we were to fail to successfully compete in our highly competitive market, our revenue did not grow as expected or we were unable to reduce our costs by using OSM. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash used in operating activities. Net cash used in operating activities was $2.3 million and $3.8 million in the three months ended September 30, 2018 and 2017, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our automotive and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the three months ended September 30, 2018, cash used in operating activities was primarily the result of a net loss of $7.9 million and an unrealized gain on non-marketable equity investments of $1.3 million, which were partially offset by non-cash charges for stock-based compensation of $2.3 million, depreciation and amortization of $1.0 million and $3.6 million from changes in our operating assets and liabilities. In the three months ended September 30, 2017, cash used in operating activities was primarily the result of a net loss of $10.4 million, which was offset by non-cash charges for stock-based compensation of $2.5 million, depreciation and amortization of $0.7 million and $4.4 million from changes in our operating assets and liabilities.
Net cash provided by investing activities. Our investing activities provided $0.1 million and $1.1 million during the three months ended September 30, 2018 and 2017, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the three months ended September 30, 2018, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $0.2 million, partially offset by purchases of property and equipment of $0.1 million. In the three months ended September 30, 2017, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $3.3 million, partially offset by purchases of property and equipment of $2.3 million.
Net cash used in financing activities. During the three months ended September 30, 2018 and 2017, our financing activities used cash of $1.2 million and $0.9 million, respectively. In the three months ended September 30, 2018, we utilized $1.2 million for payment of tax withholdings related to net share settlements of RSUs. In the three months ended September 30, 2017, we utilized $1.1 million for payment of tax withholdings related to net share settlements of RSUs, which was partially offset by cash of $0.2 million provided from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of September 30, 2018, we had an aggregate of $22.6 million of future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third-party content providers, regardless of usage level. The aggregate of $22.6 million of future minimum commitments were comprised of $6.0 million due in fiscal 2019; $5.6 million due in fiscal 2020; $4.0 million due in fiscal 2021; $3.1 million due in fiscal 2022; $2.6 million due in fiscal 2023; and $1.3 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2018, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the

Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. From time to time we also may be subject to claims from our third-party content providers that we owe them additional royalties and interest, which claims may result in litigation if we and the third-party content provider are unable to resolve the matter. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purported to be filed on behalf of a class, and it alleged that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. Plaintiffs sought statutory and actual damages under the TCPA law, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. A settlement was subsequently reached, and the plaintiff filed a motion for preliminary approval of class action settlement on March 5, 2018. The court granted preliminary approval of the class action settlement on April 30, 2018 and final approval of the settlement on September 27, 2018. The settlement became effective on October 30, 2018 and was paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in fiscal 2018.
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
In August 2017, AT&T Mobility LLC, or AT&T, and Sprint Spectrum L.P., or Sprint, sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five U.S. Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. We accrued $250,000 related to these matters in the three months ended September 30, 2017, and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations. On November 22, 2017, Location Based Services LLC entered into a Settlement and License Agreement with Telenav for the patents in suit and 15 other patents assigned to Location Based Services LLP.
In November 2017, Traxcell Technologies, LLC, or Traxcell, filed patent infringement lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas.  On November 9, 2017, AT&T tendered control of the defense of one of the patents alleged to be infringed upon in the case and sought indemnification for the entire amount of litigation expenses related to the patent and Telenav products, including discovery, defensive intellectual property rights and any judgment rendered in, or settlement of, the lawsuit.  Telenav has not accepted tender of the defense. Although we have agreed to indemnify AT&T to the extent that the claims relate to the ordinary use of Telenav products, we have not yet determined the extent of our indemnification obligations to AT&T.
On April 12, 2018, Traxcell served its infringement contentions, identifying Telenav products as being at issue in the AT&T litigation. On August 14, 2018, we filed a motion to intervene and stay or sever the claims against AT&T related to AT&T Navigator. On September 11, 2018, Traxcell filed a response to that motion objecting only to our motion to stay or sever. On November 7, 2018, the court granted our motion to intervene but did not rule on our motion to stay or sever, which is still pending before the court.
On June 15, 2018, Telenav filed a complaint against Traxcell seeking a declaratory judgment of non-infringement against the plaintiff. On August 31, 2018, Traxcell filed a motion to dismiss the declaratory judgment complaint asserting that there is no actual controversy because Traxcell does not assert that the AT&T product by itself infringes the patent. The motion is pending before the court.

Due to the preliminary nature of and uncertainties relating to the Traxcell litigation, we are unable at this time to estimate the effects of these matters on our financial condition, results of operations, or cash flows.
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
Risks related to our business
We incurred losses in each period since fiscal 2015. We expect that we will incur losses during fiscal 2019, and we do not know when, or if, we will return to profitability as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 15% and 18% in the three months ended September 30, 2018 and 2017, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so, and we may be unable to generate sufficient revenue from our automotive navigation and advertising businesses to return Telenav to profitability in the short-term, if at all.
We anticipate that we will continue to incur net operating losses during fiscal 2019. These expected losses are also due to the expected continued decline in our higher margin mobile navigation revenue and the costs we expect to incur prior to generating revenue in connection with new automotive navigation products and services that will not be integrated into production vehicles for several years, if at all. The time required to develop, test and deploy products between the time we secure the award of a new contract with any automobile manufacturer or tier one, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources prior to entering into contracts with automobile manufacturers and tier ones contribute to these expected losses. We also expect to continue to experience pressure on pricing in our negotiations with automobile manufacturers and tier ones as we enter into negotiations for contract renewals or new products where we are competing with larger suppliers that are competing on price, rather than features, or for vehicles where customers are price sensitive regarding navigation solutions or where the automobile manufacturer is offering or is considering brought-in solutions such as Apple CarPlay or Google’s Android Auto.
Although we are working to replace the continued decline in wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer-term revenue. For example, the design cycle for automotive navigation products and services is typically 18 to 24 months, and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our relationship with GM. In addition, the revenue commencement at initial launch may not be significant depending on the automobile manufacturer’s or tier one’s launch timing schedule across vehicle models and regions. For example, although our hybrid product with GM launched in February 2017, it has only launched in select vehicle models and we do not have any control over when and whether it launches in other GM models.
We are required to recognize certain automotive revenue over time if there are contractual service periods or other obligations to fulfill, such as specified contractual deliverables. Certain contractual service periods or other obligations currently extend up to eight years. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. As a result of these factors, we believe we will incur a net operating loss and we will incur net losses during fiscal 2019, and we cannot predict when, or if, we will return to profitability. Our investments and expenditures may not result in the growth that we anticipate.
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

•
competitive in-car platforms and products, such as Apple’s CarPlay and Google’s auto initiatives, which are currently offered in North America on Ford vehicles equipped with its SYNC 3 platform and most GM models;

•	the recent decision by Toyota to expand Apple’s CarPlay compatibility to certain of its 2019 model year and beyond Toyota and Lexus vehicles;

•	Ford’s announced intentions to modify its North America, and potentially European, passenger car portfolio whereby it has begun phasing out certain car models;

•
the seasonality and unpredictability of new vehicle production, including tooling and assembly changes and plant shutdowns, such as the impact to production of certain Ford pickup truck models in U.S. factories due to a May 2018 fire at a supplier plant;

•
changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the adoption of our map update solution for Ford’s customers in multiple geographies and its impact on the timing of our revenue recognition;

•	competitive pressures on automotive navigation pricing from low cost suppliers and for vehicles where consumers are extremely price sensitive;

•	the recent demonstration by Google of in-car integration of Android Auto with Google Maps which did not require a mobile handset;

•
investments made by HERE North America, LLC, or HERE, and TomTom North America, Inc., or TomTom, in high definition maps that may be leveraged to displace our products and services in new vehicle models;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the impact of tariffs and other trade negotiations on vehicle prices and supply chains;

•	the impact on vehicle sales resulting from tariffs on imported vehicles and parts and disruption to automobile manufacturer supply chains resulting therefrom;

•	the effectiveness of our entry into new business areas;

•	the loss of our relationship, a change in our revenue model, a change in pricing, or a reduction in geographic scope with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automobile manufacturers and tier ones;

•	the sale of vehicle brands by automobile manufacturers to an automobile manufacturer with which we do not have an existing relationship;

•	the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;

•	the inability of our automobile manufacturer customers to attract new vehicle buyers and new subscribers for connected services;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors and customer reviews of those products or services;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

•
general economic, industry and market conditions, including the recent rise in U.S. interest rates, that impact expenditures for new vehicles, smartphones and mobile location services in the United States and other countries where we sell our services and products;

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
We are dependent on Ford and GM for a substantial portion of our billings and revenue, and our business, financial condition and results of operations will be harmed if our billings and revenue from Ford and GM do not continue to grow or decline.
Ford represented approximately 60% and 73% of our revenue and approximately 54% and 68% of our billings in the three months ended September 30, 2018 and 2017, respectively. GM represented approximately 13% and less than 10% of our revenue and approximately 17% and less than 10% of our billings in the three months ended September 30, 2018 and 2017, respectively. During the first quarter of fiscal 2019, we experienced a decline in billings as compared to the first quarter of fiscal 2018 due primarily to a reduction in certain content costs that are passed through to Ford. We expect that Ford, GM, other automobile manufacturers and tier ones will account for an increasing portion of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. However, our revenue and billings could potentially decline if Ford or GM increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition, global macro-economic conditions or other factors. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and recently announced that Waze is available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America. We may not successfully increase our revenue and billings from Ford or GM if our products are replaced within vehicles by Ford or GM with our competitors’ products or from price competition from third parties. Moreover, Ford announced its intention to modify its North American passenger car portfolio strategy and has begun phasing out certain car models, and it recently indicated that it is also considering changes in its European portfolio strategy. This could lead to a significant reduction in the sales of vehicles with our products as an option. We may not be able to mitigate the effect of any lost billings and revenue and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On December 14, 2017, Ford awarded to Telenav a further extension of the Ford Agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the Ford Agreement. The subsequent amendment was executed in March 2018. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. Although we have been awarded these programs, in the course of negotiating definitive agreements for the programs, the terms and conditions of the programs, including the pricing, the length of the programs and geographic scope of the programs, may change. We were not awarded the contracts for Europe, South America and Australia and New Zealand. The loss of any contracts awarded, or our failure to be awarded contracts for certain geographies, may adversely impact our business, financial condition and results of operations.
Our contract with GM includes the provision of our on-board, hybrid, and brought-in navigation solutions across a wide assortment of GM vehicles. Our mobile navigation SDK powers GM’s branded mobile and web-based applications and is covered under a services agreement that was entered into June 13, 2014 and extends to December 31, 2019. Our on-board and hybrid navigation solutions for GM are covered under a product and services agreement that became effective February 1, 2017. These solutions began shipping in a limited number of vehicles beginning with model year 2017 and are gradually expanding across additional regions and models. In May 2017, additional vehicles through model year 2025 were added to this products and services agreement, which terminates on December 31, 2026.

In addition, a substantial portion of our revenue and billings and, to a lesser extent, gross profit from Ford is impacted by the underlying licensed content cost negotiated through HERE and other content providers. We cannot predict the impact on our revenue, billings, and gross profit of any changes between the automobile manufacturers and the map or other content providers.
We have limited experience managing, supporting and retaining automobile manufacturers and tier ones as customers and if we are not able to maintain Ford and GM as customers our revenue will decline.
Our automotive revenue and earnings could fluctuate due to the complexities of revenue recognition and capitalization of expenses related to customized products.
We adopted ASC 606, Revenue from Contracts with Customers, effective July 1, 2018, utilizing the full retrospective transition method. Under this accounting methodology, royalty amounts earned are bifurcated when there exist various underlying obligations. Revenue is recognized upon fulfillment of the underlying obligation. Such obligations related to earned royalties generally can include an onboard navigation component recognized as revenue once delivered and accepted, a connected services component recognized to revenue over the applicable service period, and a map update component recognized as revenue upon periodic delivery. Due to the complexities of revenue recognition, we may be required to recognize certain revenue over extended periods. For example, because customers of our brought-in automotive navigation solutions simultaneously receive and consume the benefit from our performance, we recognize revenue ratably over the period the services obligation is expected to be fulfilled, which is generally 8 to 12 years, as this provides a faithful depiction of the transfer of control.
Revenue recognition could also be impacted by future amendments to automobile manufacturer and tier one agreements, such as providing our map update solution in other regions, changes in procurement patterns, shipping terms and title transfer. As our solutions encompass greater value-added services, there is potential for changes in the timing of revenue recognition. Investors and securities analysts may not understand the subtleties of these revenue recognition requirements, and the trading prices of our common stock may be negatively affected.
In addition, our revenue recognition is becoming increasingly more complex with the evolution of our value-added products and services, such as our hybrid navigation solutions. The agreements for these solutions can extend over several years and require multiple deliverables. Given the length of our contractual obligations, which often extend beyond the manufacture and sale of the vehicle when the royalty is determined and paid, we may have significant post-production obligations to provide brought-in navigation services or map updates over an extended period of time. These extended obligations can result in a delay in recognition of revenue, or the need to defer and recognize revenue over the period that we are required to provide these post-production obligations or other services.
In conjunction with the adoption of ASC 606, development costs subject to ASC 340-40 incurred to fulfill future obligations under certain actual or anticipated contracts for automotive solutions are capitalized, provided they are expected to be recovered, and then recognized as the related performance obligations are transferred. For on-board automotive solutions, such costs represent the customized portion of software development, which will continue to be recognized upon acceptance of the software under ASC 340-40 since acceptance is generally required for control of the software to transfer. As a result, our recognition of deferred costs may be lumpy and not tied to the production of the vehicles in which the software is installed. For brought-in automotive solutions, such costs will be amortized over the period the services obligation is expected to be fulfilled, since software development does not represent a distinct performance obligation in the case of brought-in automotive solutions. Historically, we recognized such costs for brought-in automotive solutions upon acceptance of the software.
We may also incur significant expense to develop products for automobile manufacturers, such as under our worldwide connected navigation services agreement with GM, prior to receiving any significant revenue related to the sale of vehicles with our navigation services. As our offerings in automotive navigation expand, we may not correctly anticipate the financial accounting treatment for the various products.
We may not be successful at adapting our business model for the Chinese automotive navigation market, which may reduce our revenue per vehicle.
Expanding our initial automotive entry in the Chinese market is an important component of our global growth strategy. The automotive software market in China is highly competitive. This competition comes from large international automotive software providers as well as strong domestic providers. The Chinese navigation software market is seeing transition towards new business models by third-party navigation product vendors, such as substantially lower per unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage-based insurance and utilizing data to create high definition maps. Global platform navigation products tend to fare poorly in China. For example, our revenue from Ford China declined materially in fiscal 2018 and we expect it to continue to decline in the absence of a new, localized product. We may need to change or modify our license fee model in China in order to compete effectively. Our inability to do so may have a material impact on our ability to expand into the Chinese market. Even if we adopt new license fee models for China based automobile manufacturers, we may not recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes, could also impact us in additional markets including, but not limited to, North America and Europe.
We may not be successful in generating material revenue from automobile manufacturers and tier ones other than Ford and GM. As a result, our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive revenue.
Although we have attempted to mitigate our dependence on Ford and GM by establishing relationships with other automobile manufacturers and tier ones, these relationships may not produce significant revenue if the products are launched in limited models or face competition from third parties. Even if we are able to diversify our automotive navigation business through new arrangements, such as our more recently established relationships with Toyota and FCA, customers may not elect to purchase automobile manufacturer and tier one navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. Even if we win new awards, once those programs go into production, consumers may not widely adopt our navigation offerings or may criticize the performance or quality of the navigation software and our reputation may be harmed. If customer purchase rates are less than anticipated, we may be unable to effectively diversify our automotive navigation revenue and our business, financial condition and results of operations may be harmed.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers or our advertising platform services. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict if and when we will generate revenue from new customers. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. We also entered into a contract with GM in 2014 to provide worldwide hybrid navigation solutions beginning in model year 2017 and continuing through model year 2025, and our hybrid product launched in its first GM models, the Cadillac CTS and CTS-V, in February 2017. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. GM has not provided us with any volume or revenue guarantees, and we cannot assure you that we will continue to receive material revenue from these products and services.
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

Our map, POI and other content costs for our automotive navigation solutions are higher than those we have historically paid for our mobile phone-based navigation services and to date we have not been able to use OSM offerings for automotive navigation, other than our Scout GPS Link mobile application for Toyota. Our ability to build demand for our automotive navigation products and services is also dependent upon our ability to provide the products and services in a cost-effective manner, which may require us to renegotiate map and POI content relationships to address the specific demands of our automotive navigation products and services. If we are unable to improve our margins, we may not be able to operate our automotive navigation business profitably. If we fail to achieve revenue growth in any of our automotive navigation solutions (whether on-board, brought-in or other), we may be unable to achieve the benefits of revenue diversification. In addition, our map and content suppliers, HERE and TomTom, are also becoming competitors through the offering of their own automotive navigation services.
The success of our automotive navigation products may be affected by the number of vehicle models offered with our navigation solutions, as well as overall demand for new vehicles.
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and tier ones. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles offered with, and adoption by end users of, our products when our product is not a standard feature. Our on-board and hybrid solutions may not satisfy automobile manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and tier ones do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and tier ones may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay due to forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions. For example, in May 2018, Ford ceased production of certain of its pickup trucks for several weeks due to a fire at a third-party supplier.
We rely on our customers for timely and accurate vehicle and subscriber sales information. A failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.
We rely on our automobile manufacturers and tier one customers to provide us with reports on the number of vehicles they sell with our on-board, brought-in and hybrid navigation products and services included, depending on the nature of our contractual relationship, and to remit royalties for those sales to us. We also rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third-party service providers. The risk of inaccurate reports may increase as our customers expand internationally and increase the number of manufacturing locations. For example, in the three months ended March 31, 2017 and September 30, 2017, Ford determined that it had misreported the production of vehicles to us in certain factories. If our customers or their third-party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in reporting from automobile manufacturers and wireless carriers. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period, which could harm our business, operating results and financial condition.
Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
Our advertising services depend on our ability to collect, store and use information related to mobile devices and the ads we place, including a device’s geographic location for the purpose of targeting ads to the user of the device. Our automotive navigation services also depend on our ability to collect, store and use such information as we deliver personalized navigation. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our mobile advertising and navigation platforms. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent with our practices. Any failure, or perceived failure, by us to comply with such laws could result in proceedings or actions against us by governmental entities, consumers or others. Such proceedings or actions could hurt our reputation, force us to spend significant amounts to defend ourselves, distract our management, increase our costs of doing business, require us to change our advertising services or disclosures, adversely affect the demand for our services and ultimately result in the imposition of monetary liability. We may also be contractually liable to indemnify and hold harmless our users from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.

The regulatory framework for privacy issues worldwide is still evolving. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) took effect in May 2018. The GDPR replaces Directive 95/46/EC of 1995 and is directly applicable in EU member states. Among other things, the GDPR regulates data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we cannot assure you that we are fully compliant. The GDPR imposes significant penalties of up to the greater of 4% of worldwide turnover and €20 million for breaches of data protection rules. As a result, we may be subject to fines and penalties, litigation, reputational harm and our business may be seriously harmed if we fail to protect the privacy of third-party data or to comply with the GDPR or other applicable regimes. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile and advertising industries in particular. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices. To the extent that we or our clients are subject to new laws or recommendations or choose to adopt new standards, recommendations, or other requirements, we may have greater compliance burdens. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer, and we could lose relationships with advertiser or developer partners.
Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.
There have been ongoing discussions and commentary regarding potential significant changes to the United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. Earlier this year, the Office of the U.S. Trade Representative, or the USTR, enacted tariffs on imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of other Chinese products with an additional combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10% until the end of the year when they are expected to increase to 25%. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Furthermore, current or future tariffs imposed by the U.S. may also negatively impact the automobile manufacturers to which we provide our automotive navigation products and services, thereby causing an indirect negative impact on our own sales. Any reduction in the sales of our customers and business partners, and/or any apprehension among our customers and business partners of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. Administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.
The advertising business is subject to seasonality, and we may not successfully grow our advertising revenue if we are unable to attract and retain advertisers.
We believe the advertising business is subject to varying buying patterns and seasonality, which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2017, 2016 and 2015, we experienced higher advertising revenue as the second quarter is traditionally stronger due to seasonality; however, advertising revenue subsequently declined sequentially in the three months ended March 31, 2018, 2017 and 2016. In fact, our advertising revenue in the three months ended March 31, 2018 was the lowest it had been for any quarter in the last three years.

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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft Corporation also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, similar to Sprint, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple CarPlay or Google’s auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase on-board navigation solutions. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We may not successfully increase our revenue from Ford or Toyota, and our revenue could decrease, if our products are replaced within vehicles by Ford or Toyota with our competitors’ products or due to price competition from third parties.
We compete in the automotive navigation market with established automobile manufacturers and tier ones and providers of on-board navigation services such as AISIN AW CO., Ltd, AutoNavi Software Co., Ltd., Robert Bosch GmbH, Elektrobit Corporation, Garmin, Ltd., HERE, Navinfo Co., Ltd., NNG LLC, Shenyang MXNavi Co., Ltd., and TomTom, as well as other competitors such as Apple and Google. We compete in the advertising network services business with mobile platform providers, including Google, Facebook, Inc., AOL Inc., Oath, Inc., GroundTruth, Inc., Verve Wireless, Inc., PlaceIQ, Inc. and NinthDecimal, Inc., among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
We have recorded goodwill related to our prior acquisitions and may do so in connection with any potential future acquisitions. Goodwill and other intangible assets with indefinite lives are not amortized, but are reviewed for impairment annually or on an interim basis whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations. We report results in three business segments, which requires the allocation of goodwill and intangibles to each of these segments. As a result, we conduct our impairment review each year or on an interim basis by segment, which can result in a different outcome than if assessed on an overall consolidated basis. For example, during the three months ended March 31, 2018, certain mobile navigation customer contracts were amended and certain other customers indicated their intent with respect to terminating services in the near term. Based upon a qualitative assessment indicating that it was more likely than not that the fair value of the mobile navigation reporting unit was less than its carrying value, we performed an interim goodwill impairment test for our mobile navigation segment during the three months ended March 31, 2018. Based on the results of our test, the carrying value of our mobile navigation business exceeded its estimated fair value. Accordingly, during the three months ended March 31, 2018, we recognized a $2.7 million impairment of all of the goodwill associated with our mobile navigation segment. We may make similar determinations regarding the impairment of goodwill in the future, which could have a material and adverse effect on our profitability.

Warranty claims, product liability claims, product recalls and regulatory liability claims could subject us to significant costs and adversely affect our financial results.
We warrant our automotive navigation products to be free from defects in materials, workmanship and design for periods ranging from three months to seven years. If our navigation services or products contain defects, there are errors in the maps supplied by third-party map providers or if our end users do not heed our warnings about the proper use of these products, collisions or accidents could occur resulting in property damage, personal injury or death. If any of these events occurs, we could be subject to significant liability for personal injury and property damage and under certain circumstances could be subject to a judgment for punitive damages. In addition, if any of our designed products are defective or are alleged to be defective, we may be required to participate in a recall campaign. These recall and warranty costs could be exacerbated to the extent they relate to global platforms or we are unable to deliver software updates over the air. Furthermore, recall actions could adversely affect our reputation or market acceptance of our products, particularly if those recall actions cause consumers to question the safety or reliability of our products. Warranty claims, a successful product liability claim or a requirement that we participate in a product recall campaign may adversely affect our results of operations and financial condition.
We accrue costs related to warranty claims when they are probable of being incurred and reasonably estimable. Our warranty costs have historically not been material. From time to time, we experience incidents where it may be necessary for us to expend resources to investigate and remedy a potential warranty claim.
We maintain limited insurance against accident related risks involving our products. However, we cannot assure you that this insurance would be sufficient to cover the cost of damages to others or will continue to be available at commercially reasonable rates. In addition, our errors and omissions insurance policy excludes coverage for certain consumer protection regulatory claims, including any future claims brought under the Telephone Consumer Protection Act. We may also be named as a defendant in litigation by consumers individually or on behalf of a class if their handsets or automobiles suffer problems from software downloads from our customers. If we are unable to obtain indemnification from our customer for any damages or legal fees we may incur in connection with such complaints, our financial position may be adversely impacted. In addition, insurance coverage generally will not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs. If we are unable to maintain sufficient insurance to cover product liability or regulatory liability costs, or if we experience losses not covered by our insurance, our business, financial condition and results of operations could be adversely affected.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by defective software and other losses.
Our agreements with our customers include indemnification provisions. We agree to indemnify them for losses suffered or incurred in connection with our navigation services or products, including as a result of intellectual property infringement, damages caused by defects and damages caused by viruses, worms and other malicious software. The term of these indemnity provisions is generally perpetual after execution of the corresponding agreement, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally substantial and may be unlimited. In addition, some of these agreements permit our indemnitees to terminate their agreements with us if they determine that the use of our navigation services or products infringes third-party intellectual property rights.
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
Our cash equivalent and short-term investment portfolio as of September 30, 2018 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2018, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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

•	changes in customer arrangements where the customer’s domicile may impose withholding tax on our revenue that we previously were not subject to;

•	impact from acquisitions and related integration activities; or

•	impact from new FASB requirements.
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
We rely on a proprietary provisioning and reporting system for our navigation products and services to track end user activation, deactivation and usage data, and any material failures in this system could harm our revenue, affect our costs and impair our ability to manage our business effectively.
Our provisioning and reporting system that authenticates end users and tracks the number of end users and their use of our services is a proprietary and customized system that we developed internally. Although we believe that the flexibility of this service to integrate tightly with automobile manufacturers’ reporting and provisioning systems gives us a competitive advantage, we might lose revenue and the ability to manage our business effectively if the system were to experience material failures or be unable to scale as our business grows. In addition, we may not be able to report our financial results on a timely basis if our customers question the accuracy of our records or we experience significant discrepancies between the data generated by our provisioning and reporting systems and data generated by their systems, or if our systems fail or we are unable to report timely and accurate information to our third-party data providers. The inability to timely report our financial results would impair the quality of our financial reporting and could result in the delisting of our common stock.
We rely on third-party data and content to provide our services, and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide our services would be harmed.
We rely on third-party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third-party data and content increases substantially. Although we have integrated OSM data into our products, we may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps. We introduced mobile phone-based navigation with OSM and launched our first brought-in automotive navigation service with OSM in 2015. As a result, we may not have sufficient data for automobile manufacturers and tier ones to feel comfortable electing to use OSM in the products and services we provide them.
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third-party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. We are in the process of amending our agreement with TomTom to extend the term of our license to TomTom map data for voice-guided turn by turn GPS navigation service for our existing mobile navigation products, which is scheduled to expire on December 31, 2018. The license to other data from TomTom under the same agreement will continue for the period set forth in the agreement. Our master data license agreement with HERE was automatically renewed under its existing terms through January 31, 2020, and automatically renews for successive one-year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. However, individual territory licenses with distinct term, termination and renewal provisions further govern the license of map data to support individual programs and products for our automobile manufacturers and tier ones.
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
We also use our proprietary provisioning and reporting system to record and report royalties we owe to third-party providers of content used by end users in connection with our services. Certain of the third-party content providers have the right to audit our use of their services and, if we are found to have under or incorrectly reported usage, we may be required to pay the third-party content providers for the actual usage, as well as interest and the cost of the audit. Any significant error in our recording and payment of royalties to our third-party content providers could have a material and adverse effect on our financial results. We may also incur losses as a result of any significant error.
Network failures, disruptions or capacity constraints in our third-party hosted data center facilities could affect the performance of our navigation services and harm our reputation and our revenue.
We use hosted services provided by Amazon Web Services, or AWS, and wireless carrier networks to deliver our navigation and advertising platform services. Our operations rely to a significant degree on the efficient and uninterrupted operation of the third-party data centers we use. In the event that AWS or wireless carrier networks experience a disruption in services or a natural disaster, our ability to continue providing our services would be compromised. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete the negotiation for and scale of additional hosting services, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure third-party hosting services with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new automobile manufacturers and tier ones, increases in the number of our end users or increases in data traffic.
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
We could also experience failures of our data centers or interruptions of our services, or other problems in connection with our operations, as a result of:

•	damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events; or

•	errors by our employees or third-party service providers.
Poor performance in or disruptions of our services could harm our reputation, delay market acceptance of our services and subject us to liabilities. Our automobile manufacturer and tier one agreements for on-board and hybrid solutions require us to meet at least 99.9% operational uptime requirements, excluding scheduled maintenance periods, or be subjected to penalties. Any outage in a network or system, or other unanticipated problem that leads to an interruption or disruption of our navigation services, could have a material adverse effect on our operating results and financial condition.

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
Because our long-term success depends on our ability to increase the number of end users located outside of the United States, our business will be susceptible to risks associated with international operations.
As of September 30, 2018, we had international operations in China, Romania, Germany, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and tier ones, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 85% and 94% of our total revenue in the three months ended September 30, 2018 and 2017, respectively. However, our product is distributed globally in many different regions outside the United States, including South America, Europe, Australia, China and New Zealand. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in certain countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

•	fluctuations in currency exchange rates;

•	unexpected changes in foreign regulatory requirements or delays in obtaining necessary foreign regulatory approvals;

•	difficulties in managing the staffing of remote operations;

•	potentially adverse tax consequences, including the complexities of foreign value added tax systems, foreign tax withholding, restrictions on the repatriation of earnings and changes in tax rates;

•	difficulties in collecting accounts receivable balances in a timely manner;

•	dependence on foreign wireless carriers with different pricing models;

•	roaming charges to end users;

•	availability of reliable mobile networks in those countries;

•	requirements that we comply with local telecommunication regulations and automobile hands free laws in those countries;

•	requirements that we comply with local privacy regulations;

•	the burdens of complying with a wide variety of foreign laws and different legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability in some jurisdictions;

•	terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
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
Our success and future growth depend on the skills, working relationships and continued services of our management team. We have experienced significant turnover in our management team since the beginning of fiscal 2019, including the previously announced planned departure of our Chief Financial Officer in January 2019, as well as the departure of our General Counsel in October 2018. Our future performance will depend on our ability to recruit permanent successors to these departing executives and continue to retain other members of our senior management, particularly in the growth areas of our business, such as automotive and advertising.
Our future success also depends on our ability to attract, retain and motivate highly skilled personnel in the United States and internationally. All of our U.S. employees work for us on an at will basis. Competition for highly skilled personnel is intense, particularly in the software industry and for persons with experience with GPS and location services. The high degree of competition for personnel we experience has resulted in and may also continue to result in the incurrence of significantly higher compensation costs to attract, hire and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors, their former employers may attempt to assert that these employees or we have breached the former employees’ legal obligations to the former employer, resulting in a diversion of our time and resources. In addition, existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. Our inability to attract and retain the necessary personnel could adversely affect our business and future growth prospects.
We rely on network infrastructures provided by our wireless carriers, mobile phones and in-car wireless connections for the delivery of our navigation services to end users.
We generally provide our navigation services from third-party hosted servers, which require close integration with the wireless carriers’ networks. We may be unable to provide high quality services if the wireless carriers’ networks perform poorly or experience delayed response times. Our future success will depend on the availability and quality of our wireless carrier customers’ networks in the United States and abroad to run our mobile navigation services. This includes deployment and maintenance of reliable networks with the speed, data capacity and security necessary to provide reliable wireless communications services. We do not establish or maintain these wireless networks and have no control over interruptions or failures in the deployment and maintenance by wireless carrier customers of their network infrastructure. In addition, these wireless network infrastructures may be unable to support the demands placed on them if the number of subscribers increases, or if existing or future subscribers increase their use of limited bandwidth. Market acceptance of our mobile navigation services will depend in part on the quality of these wireless networks and the ability of our customers to effectively manage their subscribers’ expectations.
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
The mapping data industry continues to experience consolidation. Should one of our map providers consolidate or enter into an alliance with another navigation provider, this could have a material adverse impact on our business. Currently, two of our map suppliers are owned by competitors in the navigation space. Such a consolidation may cause us to lose a map supplier or require us to increase the royalties we pay to map vendors as a result of enhanced supplier leverage, which would have a negative effect on our business. In the event that we lose a map supplier, we may be unable to replace our map suppliers, and the remaining map suppliers may increase license fees. In addition, as we continue to use more OSM-based maps and no longer purchase maps from those suppliers, we may be unable to purchase other data that is integral to our navigation products from our existing map suppliers.
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
Our commercial success depends in part upon us, our partners and our customers not infringing intellectual property rights owned by others and being able to resolve claims of intellectual property infringement without major financial expenditures and/or need to alter our technologies or cease certain activities. We operate in an industry with extensive intellectual property litigation and it is not uncommon for our automobile manufacturers and tier ones and competitors to be involved in infringement lawsuits by or against third parties. Many industry participants that own, or claim to own, intellectual property aggressively assert their rights, and our customers and other business partners, who we agree in certain circumstances to indemnify for intellectual property infringement claims related to our services, are often targets of such assertions. We cannot determine with certainty whether any existing or future third-party intellectual property rights would require us to alter our technologies, obtain licenses or cease certain activities.
We have received, and may in the future receive, claims from third parties alleging infringement and other related claims. As of the date of this Quarterly Report on Form 10-Q, we were named as a defendant in certain cases alleging that our services infringe other parties’ patents, as well as other matters. See Part II, Item 1, “Legal Proceedings,” for a description of these matters. These cases and future litigation may make it necessary to defend ourselves and our customers and other business partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, our wireless carrier customers or our other business partners. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

•	adversely affect our relationships with our current or future customers and other business partners;

•	cause delays or stoppages in the shipment of Telenav-enabled or preloaded mobile phones or vehicles, or cause us to modify or suspend the provision of our navigation services;

•	cause us to incur significant expenses in defending claims brought against our customers, other business partners or us;

•	divert management’s attention and resources;

•	subject us to significant damages or settlements;

•	require us to enter into settlements, royalty or licensing agreements on unfavorable terms; or

•	require us or our business partners to cease certain activities and/or modify our products or services.
In addition to liability for monetary damages against us or, in certain circumstances, our customers, we may be prohibited from developing, commercializing or continuing to provide certain of our navigation services unless we obtain licenses from the holders of the patents or other intellectual property rights. We cannot assure you that we will be able to obtain any such licenses on commercially reasonable terms, or at all. If we do not obtain such licenses, our business, operating results and financial condition could be materially adversely affected, and we could, for example, be required to cease offering our navigation services or be required to materially alter our navigation services, which could involve substantial costs and time to develop.
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

The techniques used to obtain unauthorized, improper or illegal access, disable or degrade service, or sabotage our systems or access our data change frequently, may be difficult to detect quickly, and often are not recognized until launched against a target. Certain efforts may be state-sponsored and supported by significant financial and technological resources and may therefore be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties also may attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our, our customers’ or our employees’ personal or proprietary information, cause interruption in our operations and damage our computers and systems or those of our customers. In addition, our customers have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, GPS data or other personal information or to introduce viruses or other malware, including through “trojan horse” programs, to our users’ phones and vehicles. Also, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our systems. Any security or privacy breach at a company providing services to us or our tier one customers, or integrated with our products and services, could have similar effects. We may also need to expend significant additional resources to protect against security or privacy breaches or to redress problems caused by breaches. These issues are likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies.
Vulnerabilities in our products and services have been publicly disclosed before, and if we are unable to adequately detect and address vulnerabilities in our products and services, it may result in harm to our business.
As with any application, our products may contain known and unknown vulnerabilities, coding errors, design flaws, or other issues that could allow an attacker to maliciously exploit our software. Vulnerabilities in our software and applications have been publicly exposed in the past, although they have not, to our knowledge, resulted in the disclosure of user information or been maliciously exploited. While we are investing significantly to evaluate and improve our security on the vulnerabilities we have identified, addressing vulnerabilities in our software is an ongoing process. Malicious exploitation of our products could result in the introduction of malicious software onto our users’ devices, the theft of confidential or private information, damage to users’ devices, and harm to our reputation, among other issues. Successful exploitation of a vulnerability in our software may subject us to numerous lawsuits or regulatory inquiries. Additionally, the disclosure of any vulnerability may result in a loss of confidence in us or our products, the cancellation of contracts with certain of our automotive tier one customers, discontinued use of our products, and harm to our business and reputation. These events could have significant out-of-pocket financial impact.
Changes in government regulation of the wireless communications, automobile or mobile advertising industries may adversely affect our business.
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
Government regulation designed to protect end user privacy may make it difficult for us to provide our services or adopt advertising-based revenue models.
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

Legislation may also be adopted in various jurisdictions that prohibits the use of personal information and search histories to target end users with tailored advertising, or provide advertising at all. Although our advertising revenue to date is not significant, we anticipate we will continue to grow advertising revenue in the future to improve average revenue per user in certain markets.
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
If we are unable to obtain the required government licenses or approvals to comply with government regulation relating to map data and location-based services, we may not be able to provide our products and services and our business could be adversely impacted.
A number of countries and local jurisdictions require certain licenses and/or government approvals in order to comply with regulations governing the creation or distribution map data and/or the provision of location-based services, including the collection of location information. If we are unable to obtain the necessary licenses or approvals or fail to comply with the regulations in each jurisdiction where we or our partners offer location-based products and services, we may be unable to offer to our partners or customers the full scope of planned products and services. In addition, should any map or location-based services related regulations change, we may incur additional expense in modifying our existing products and product roadmaps to comply with the requirements of individual jurisdictions. Such laws or regulations or the imposition of new laws and regulations regarding the provision of map data or location-based services may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
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
We have devoted substantial resources to the development of our proprietary technology, including the proprietary software components of our navigation services and related processes. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of our confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of our confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.
Our use of open source software could negatively affect our ability to sell our service and subject us to possible litigation.
We use open source software in our navigation services platform and client applications and may use more open source software in the future. Use of open source software may subject our navigation services platform and client applications to general release or require us to re-engineer our navigation services platform and client applications, which may cause harm to our business. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release our proprietary source code. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Open source license terms may be ambiguous and many of the risks associated with usage of open source cannot be eliminated, and could, if not properly addressed, negatively affect our business. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our navigation services platform and client applications, discontinue the sale of our service in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.
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
On July 4, 2014, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Circular 37, which replaced the former Circular on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round Trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Vehicles (commonly known as “SAFE Circular 75”) promulgated by SAFE on October 21, 2005. Circular 37 requires Chinese residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such Chinese residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a “special purpose vehicle.” Circular 37 further requires amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by Chinese individuals, share transfer or exchange, merger, division or other material event. In the event that a Chinese shareholder holding interests in a special purpose vehicle fails to fulfill the required SAFE registration, the Chinese subsidiaries of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out all subsequent cross-border foreign exchange activities in worst scenario, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its Chinese subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under Chinese law for evasion of foreign exchange controls. On February 13, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or Circular 13, which became effective on June 1, 2015.  Pursuant to Circular 13, entities and individuals are required to apply for foreign exchange registration of overseas direct investment, including those required under Circular 37, with qualified banks, instead of SAFE. The qualified banks, under the supervision of SAFE, will directly review the applications and conduct the registration.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of September 30, 2018, only four research analysts published reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. Our stock has recently traded at prices below $5.00 per share. If our stock continues to trade at prices below $5.00 per share for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
Our stock price has fluctuated significantly and may continue to fluctuate in the future.
Our common stock was sold in our IPO at $8.00 per share. Although our common stock has traded at prices as high as $22.07 per share, it has also traded at prices as low as $4.32 and has tended to have significant downward and upward price movements in a relatively short time period. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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

•	announcement by automobile manufacturers regarding use of free, third-party navigation platforms in their vehicles;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	lawsuits threatened or filed against us; and

•	large distributions of our common stock by significant stockholders to limited partners or others who immediately resell the shares.
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
In addition, our stock has recently traded at prices below $5.00 per share. If the market price of our common stock falls below $5.00 per share for an extended period of time, under stock exchange rules, our stockholders will not be able to use such shares as collateral for borrowing in margin accounts. Further, certain institutional investors are restricted from investing in shares priced below $5.00 per share. This inability to use shares of our common stock as collateral and the inability of certain institutional investors to invest in our shares may depress demand and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common stock.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 41.6% of our common stock outstanding as of September 30, 2018. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.4.5	2009 Equity Incentive Plan, amended and restated as of July 30, 2018.	Filed herewith
10.16.46+	Territory License No. 13, dated August 15, 2018, by and among HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd. and Telenav, Inc.	Filed herewith
10.16.47+
Sixth Amendment dated September 6, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.
Filed herewith
10.26.26+	Amendment No. 26, effective July 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.27+	Services Agreement, dated March 7, 2017, by and between General Motors Holdings LLC and Telenav, Inc.	Filed herewith
10.27.1+	Amendment No. 1 effective May 22, 2018 to Services Agreement, dated March 7, 2017, by and between General Motors Holdings LLC and Telenav, Inc.	Filed herewith
10.27.2+	Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	Filed herewith
10.27.3+	Amendment No. 1 effective December 5, 2014 to Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	Filed herewith
10.27.4+	Amendment No. 2 effective March 18, 2015 to Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	Filed herewith
10.27.5+	Amendment No. 3 effective December 24, 2015 to Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	Filed herewith
10.27.6+	Amendment No. 4 effective May 30, 2016 to Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TELENAV, INC.

Dated:	November 9, 2018	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	November 9, 2018	By:	/s/ MICHAEL STRAMBI
Michael Strambi
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)