Form 10-Q
period 2018-12-31
Telenav, Inc.
filed 2019-02-08
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

or

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
As of December 31, 2018, there were 45,540,687 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	December 31, 2018	June 30, 2018 As Adjusted(1)

Assets
Current assets:
Cash and cash equivalents	$22,405	$17,117
Short-term investments	63,544	67,829
Accounts receivable, net of allowances of $10 and $17 at December 31, 2018 and June 30, 2018, respectively	43,593	46,188
Restricted cash	2,476	2,982
Deferred costs	13,950	11,759
Prepaid expenses and other current assets	3,552	3,867
Total current assets	149,520	149,742
Property and equipment, net	6,396	6,987
Deferred income taxes, non-current	486	867
Goodwill and intangible assets, net	30,479	31,046
Deferred costs, non-current	51,515	46,666
Other assets	3,467	2,372
Total assets	$241,863	$237,680
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$22,991	$13,008
Accrued expenses	29,367	38,803
Deferred revenue	23,715	20,714
Income taxes payable	258	221
Total current liabilities	76,331	72,746
Deferred rent, non-current	1,051	1,112
Deferred revenue, non-current	64,057	53,824
Other long-term liabilities	993	1,115
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 45,541 and 44,871 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	46	45
Additional paid-in capital	170,747	167,895
Accumulated other comprehensive loss	(2,010)	(1,855)
Accumulated deficit	(69,352)	(57,202)
Total stockholders’ equity	99,431	108,883
Total liabilities and stockholders’ equity	$241,863	$237,680
(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017 As Adjusted(1)	2018	2017 As Adjusted(1)
Revenue:
Product	$42,397	$45,907	$82,327	$86,299
Services	14,779	15,492	27,048	29,795
Total revenue	57,176	61,399	109,375	116,094
Cost of revenue:
Product	25,015	30,356	48,603	57,679
Services	7,176	7,520	14,350	13,902
Total cost of revenue	32,191	37,876	62,953	71,581
Gross profit	24,985	23,523	46,422	44,513
Operating expenses:
Research and development	19,091	21,399	39,193	42,080
Sales and marketing	4,455	5,136	8,870	10,200
General and administrative	5,721	5,514	11,171	10,725
Legal settlements and contingencies	650	60	650	310
Total operating expenses	29,917	32,109	59,884	63,315
Loss from operations	(4,932)	(8,586)	(13,462)	(18,802)
Other income, net	532	218	2,122	171
Loss before provision for income taxes	(4,400)	(8,368)	(11,340)	(18,631)
Provision for income taxes	181	26	811	281
Net loss	$(4,581)	$(8,394)	$(12,151)	$(18,912)

Net loss per share:
Basic and diluted	$(0.10)	$(0.19)	$(0.27)	$(0.43)
Weighted average shares used in computing net loss per share:
Basic and diluted	45,443	44,476	45,230	44,495

Stock-based compensation expense included above:
Cost of revenue	$24	$38	$56	$73
Research and development	1,222	1,649	2,526	3,044
Sales and marketing	341	481	667	919
General and administrative	528	720	1,135	1,332
Total stock-based compensation expense	$2,115	$2,888	$4,384	$5,368
(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2018	2017 As Adjusted(1)	2018	2017 As Adjusted(1)

Net loss	$(4,581)	$(8,394)	$(12,151)	$(18,912)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(131)	209	(348)	568
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	97	(241)	186	(213)
Reclassification adjustments for gain on available-for-sale securities recognized, net of tax	5	6	7	6
Net increase (decrease) from available-for-sale securities, net of tax	102	(235)	193	(207)
Other comprehensive income (loss), net of tax	(29)	(26)	(155)	361
Comprehensive loss	$(4,610)	$(8,420)	$(12,306)	$(18,551)
(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2018	2017 As Adjusted(1)
Operating activities
Net loss	$(12,151)	$(18,912)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,016	1,513
Deferred rent reversal due to lease termination	—	(538)
Tenant improvement allowance recognition due to lease termination	—	(582)
Accretion of net premium on short-term investments	—	113
Stock-based compensation expense	4,384	5,368
Unrealized gain on non-marketable equity investments	(1,259)	—
Loss (gain) on disposal of property and equipment	(8)	6
Bad debt expense	2	37
Changes in operating assets and liabilities:
Accounts receivable	2,578	5,545
Deferred income taxes	366	(23)
Income taxes receivable	—	2
Deferred costs	(7,040)	(13,298)
Prepaid expenses and other current assets	310	(476)
Other assets	26	(620)
Trade accounts payable	10,017	(1,563)
Accrued expenses and other liabilities	(9,962)	(263)
Income taxes payable	39	(61)
Deferred rent	89	767
Deferred revenue	13,234	19,840
Net cash provided by (used in) operating activities	2,641	(3,145)
Investing activities
Purchases of property and equipment	(446)	(3,350)
Purchases of short-term investments	(15,862)	(32,817)
Proceeds from sales and maturities of short-term investments	20,342	33,322
Net cash provided by (used in) investing activities	4,034	(2,845)
Financing activities
Proceeds from exercise of stock options	26	235
Tax withholdings related to net share settlements of restricted stock units	(1,559)	(1,606)
Net cash used in financing activities	(1,533)	(1,371)
Effect of exchange rate changes on cash and cash equivalents	(360)	563
Net increase (decrease) in cash, cash equivalents and restricted cash	4,782	(6,798)
Cash, cash equivalents and restricted cash, at beginning of period	20,099	24,158
Cash, cash equivalents and restricted cash, at end of period	$24,881	$17,360
Supplemental disclosure of cash flow information
Income taxes paid, net	$586	$640
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$22,405	$13,956
Restricted cash	2,476	3,404
Total cash, cash equivalents and restricted cash	$24,881	$17,360
(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of connected car and location-based products and services. We utilize our automotive navigation platform and our advertising delivery platform to deliver these products and services. Our automotive navigation platform allows us to deliver enhanced location-based services to automobile manufacturers, as well as original equipment manufacturers and tier one suppliers, to which we refer collectively as tier ones. Our automotive solutions primarily include navigation systems built into vehicles, or on-board, mobile phone based navigation systems, or brought-in, and advanced navigation solutions that offer on-board functionality combined with cloud functionality, or hybrid. Our advertising delivery platform, which we provide through our Thinknear business unit, delivers highly targeted advertising services leveraging our location expertise. We operate in three segments - automotive, advertising and mobile navigation. Our fiscal year ends on June 30, and in this report we refer to the fiscal year ended June 30, 2018 as “fiscal 2018” and the fiscal year ending June 30, 2019 as “fiscal 2019.”
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the six months ended December 31, 2018 and 2017.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 57% and 70% of total revenue for the three months ended December 31, 2018 and 2017, respectively, and 58% and 71% of total revenue for the six months ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and June 30, 2018, receivables due from Ford were 47% and 56% of total accounts receivable, respectively.
Revenue related to products and services provided through General Motors Holdings and its affiliates, or GM, comprised 17% and less than 10% of total revenue for the three months ended December 31, 2018 and 2017, respectively, and 16% and less than 10% of total revenue for the six months ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and June 30, 2018, receivables due from GM were 20% and 10% of total accounts receivable, respectively.
Restricted cash
As of December 31, 2018 and June 30, 2018, we had restricted cash of $2.5 million and $3.0 million, respectively, on our consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of December 31, 2018, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2018	$(1,163)	$(692)	$(1,855)
Other comprehensive income (loss) before reclassifications, net of tax	(348)	186	(162)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	7	7
Other comprehensive income (loss), net of tax	(348)	193	(155)
Balance, net of tax as of December 31, 2018	$(1,511)	$(499)	$(2,010)

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the six months ended December 31, 2018.
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
Recently adopted accounting pronouncements
In November 2016, the Financial Accounting Standards Board, or FASB, issued new guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown in the statement of cash flows. The new standard was effective for us in our first quarter of fiscal 2019 and requires a retrospective method of adoption. We adopted this standard on July 1, 2018 on a retrospective basis,

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

resulting in immaterial changes to our previously reported condensed consolidated statement of cash flows for the six months ended December 31, 2017.
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
In January 2016, the FASB issued new guidance that amends the accounting and disclosures of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in current earnings. A practicality exception applies to those equity investments that do not have a readily determinable fair value. These investments may be measured at cost, adjusted for changes in observable prices minus impairment. The new standard was effective prospectively for us in our first quarter of fiscal 2019 for our equity investments, which were previously accounted for under the cost-method. We adopted this standard on July 1, 2018 and recorded an unrealized gain of $1.3 million on non-marketable equity investments. See Note 5 to these condensed consolidated financial statements.
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
Regarding brought-in automotive solutions, historically we recognized revenue for each royalty over the expected remaining term of the service obligation. Effective July 1, 2018, since these contracts contain variable consideration that does not meet the allocation objective of ASC 606 to recognize the fees in the month in which they are earned because the terms of the variable payments do not relate specifically to the outcome from transferring the distince time increment (month) of service, we will estimate the total transaction price each reporting period, subject to a constraint, and then recognize revenue ratably over the period the services obligation is expected to be fulfilled, as further described in the section titled “Services revenue” of this Note 1.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Summarized financial information depicting the impact of ASC 606 is presented below. Our historical net cash flows provided by or used in operating, investing and financing activities are not impacted by the adoption of ASC 606. (Amounts in thousands, except per share data):

	As of June 30, 2018
	As Reported Form 10-K	Adjustments	As Adjusted(1)
Assets
Deferred costs	$31,888	$(20,129)	$11,759
Deferred costs, noncurrent	109,269	(62,603)	46,666
Total assets	320,412	(82,732)	237,680
Liabilities and stockholders’ equity
Deferred revenue	52,871	(32,157)	20,714
Deferred revenue, noncurrent	182,236	(128,412)	53,824
Accumulated deficit	(135,042)	77,840	(57,202)
Total liabilities and stockholders’ equity	320,412	(82,732)	237,680
(1) See Note 2 for an explanation and reconciliation of revisions to As Adjusted amounts at June 30, 2018 previously presented in our Quarterly Report on Form 10-Q for the three months ended September 30, 2018.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended December 31, 2017			Six Months Ended December 31, 2017
	As Reported Dec. 31, 2017 Form 10-Q	Adjustments	As Adjusted	As Reported Dec. 31, 2017 Form 10-Q	Adjustments	As Adjusted(1)
Revenue:
Product	$25,307	$20,600	$45,907	$49,271	$37,028	$86,299
Services	13,773	1,719	15,492	26,467	3,328	29,795
Total revenue	39,080	22,319	61,399	75,738	40,356	116,094
Cost of revenue:
Product	15,053	15,303	30,356	29,727	27,952	57,679
Services	7,258	262	7,520	13,431	471	13,902
Total cost of revenue	22,311	15,565	37,876	43,158	28,423	71,581
Gross profit	16,769	6,754	23,523	32,580	11,933	44,513
Operating expenses:
Research and development	21,903	(504)	21,399	42,985	(905)	42,080
Total operating expenses	32,613	(504)	32,109	64,220	(905)	63,315
Loss from operations	(15,844)	7,258	(8,586)	(31,640)	12,838	(18,802)
Net loss	(15,652)	7,258	(8,394)	(31,750)	12,838	(18,912)
Net loss per share, basic and diluted	$(0.35)	$0.16	$(0.19)	$(0.71)	$0.28	$(0.43)
(1) See Note 2 for an explanation and reconciliation of revisions to As Adjusted amounts for the three months ended September 30, 2017 previously presented in our Quarterly Report on Form 10-Q for the three months ended September 30, 2018.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
Services revenue
We derive services revenue primarily from our brought-in automotive navigation solutions and, to a lesser extent, from the cloud functionality that is a component of our hybrid automotive navigation solutions as discussed above. Since contracts for our brought-in automotive navigation solutions typically contain a substantial amount of variable consideration that does not meet the allocation objective of ASC 606 and is required to be estimated and included in the transaction price, we include in the transaction price only variable consideration such that it is probable that a risk of significant revenue reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Total variable consideration to be received is estimated at contract inception and updated at each reporting date. We utilize the expected value method and consider expected unit volume combined with a risk-based probability based on factors including, but not limited to: model year cycles, customer history, technology life cycles, nature of competition and other contract-specific factors. Because customers of our brought-in automotive navigation solutions simultaneously receive and consume the benefit from our performance, we recognize revenue ratably over the period the services obligation is expected to be fulfilled, generally 8 to 12 years, as this provides a faithful depiction of the transfer of control.
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
In addition, we derive a declining amount of services revenue from subscriptions to access our mobile navigation services, which are generally provided through our wireless carrier customers that offer our services to their subscribers. Our wireless carrier customers typically pay us based on a revenue sharing arrangement or a monthly subscription fee per end user, which is considered variable consideration. For such variable consideration related to our mobile navigation services, these fees are recognized in the month in which they are earned because the terms of the variable payments relate specifically to the outcome from transferring the distinct time increment (month) of service, which is consistent with the allocation objective when considering all of the performance obligations and payment terms in the contract.
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
Disaggregation of revenue
In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, the following table depicts the disaggregation of revenue according to revenue type and pattern of recognition, and is consistent with how we evaluate our financial performance (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Product
On-board automotive navigation solutions (point in time)(1)	$42,397	$45,907	$82,327	$86,299
Total product revenue	42,397	45,907	82,327	86,299
Services
Brought-in automotive navigation solutions (over time)(2)	4,480	3,242	8,022	6,184
Automotive maintenance and support (over time)	645	8	655	15
Advertising services (point in time)	7,016	8,742	12,963	16,357
Mobile navigation services (over time)	2,638	3,500	5,408	7,239
Total services revenue	14,779	15,492	27,048	29,795
Total revenue	$57,176	$61,399	$109,375	$116,094
(1)Includes i) royalties earned and recognized at the point in time usage occurs, ii) map updates and iii) customized software development fees.
(2)Includes royalties earned and recognized over time from the allocation of transaction price to service obligations for hybrid automotive solutions.
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
We have used the practical expedient to reflect the aggregate effect of all contract modifications that occurred before our earliest reporting period, fiscal 2017, when i) determining the satisfied and unsatisfied performance obligations, ii) determining the transaction price, and iii) allocating the transaction price to the satisfied and unsatisfied performance obligations.
Contract assets
Contract assets relate to our rights to consideration for performance obligations satisfied but not billed at the reporting date. As of December 31, 2018 and June 30, 2018, we had no contract assets.
Deferred revenue
Deferred revenue consists primarily of amounts that have been invoiced, and for which we have the right to bill, in advance of performance obligations being satisfied and revenue being recognized under our contracts with customers. Deferred revenue associated with performance obligations that are anticipated to be satisfied during the succeeding 12 months is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue in our condensed consolidated balance sheets.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
Deferred costs also include the cost of customized software we develop for customers. We begin deferring development costs when they relate directly to a contract or specific anticipated contract and such costs are incurred to satisfy performance obligations in the future, provided they are expected to be recovered. We recognize these deferred software development costs as cost of revenue upon transfer of control of the associated performance obligation. We evaluate contract cost deferrals for impairment on a quarterly basis or whenever events or changes in circumstances indicate that a project may require recognition of a contract loss. We did not record any impairment losses during the three months ended December 31, 2018 and 2017.
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
Changes in the balance of total deferred costs (current and non-current) during the six months ended December 31, 2018 are as follows (in thousands):

	Deferred Costs
	Content	Development	Total
Balance, June 30, 2018 (as adjusted)	$48,946	$9,479	$58,425
Content licensing costs incurred	58,167	—	58,167
Customized software development costs incurred	—	1,038	1,038
Less: cost of revenue recognized	(50,234)	(1,931)	(52,165)
Balance, December 31, 2018	$56,879	$8,586	$65,465
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
With the exception of the recently adopted and new accounting pronouncements discussed above, there have been no other changes in accounting pronouncements during the six months ended December 31, 2018, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2018, that are of significance or potential significance to us.

2.	Adjustment of prior period financial statements for immaterial errors
In connection with the preparation of our condensed consolidated financial statements for the three months ended December 31, 2018, we identified certain errors related to the recognition of revenue and costs for certain customer contracts. Specifically, the errors related primarily to the timing of the transfer of control of certain performance obligations related to future deliverables under ASC 606. In accordance with Staff Accounting Bulletin, or SAB, Topic 1.M, Materiality, and SAB Topic 1.N, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial
Statements, we evaluated the errors and determined that the related impact was not material to our results of operations or financial position for any prior interim period. However, we have elected to correct these errors for all prior periods presented by adjusting the condensed consolidated financial statements.
Summarized financial information depicting the impact of these errors to amounts we previously presented in our Quarterly Report on Form 10-Q for the three months ended September 30, 2018 is presented below (amounts in thousands):

	As of June 30, 2018			As of September 30, 2018
	As Reported Sept. 30, 2018 Form 10-Q	Adjustments	As Adjusted	As Reported Sept. 30, 2018 Form 10-Q	Adjustments	As Adjusted
Assets
Deferred costs	$9,906	$1,853	$11,759	$13,842	$2,989	$16,831
Deferred costs, noncurrent	46,363	303	46,666	46,466	(491)	45,975
Total assets	235,524	2,156	237,680	236,100	2,498	238,598
Liabilities and stockholders’ equity
Deferred revenue	18,195	2,519	20,714	21,892	3,198	25,090
Deferred revenue, noncurrent	53,855	(31)	53,824	57,031	(741)	56,290
Accumulated deficit	(56,870)	(332)	(57,202)	(64,813)	41	(64,772)
Total liabilities and stockholders’ equity	235,524	2,156	237,680	236,100	2,498	238,598

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2018
	As Reported Sept. 30, 2018 Form 10-Q	Adjustments	As Adjusted	As Reported Sept. 30, 2018 Form 10-Q	Adjustments	As Adjusted
Revenue:
Product	$42,659	$(2,267)	$40,392	$40,471	$(541)	$39,930
Services	14,303	—	14,303	11,697	572	12,269
Total revenue	56,962	(2,267)	54,695	52,168	31	52,199
Cost of revenue:
Product	29,441	(2,118)	27,323	23,930	(342)	23,588
Services	6,382	—	6,382	7,174	—	7,174
Total cost of revenue	35,823	(2,118)	33,705	31,104	(342)	30,762
Gross profit	21,139	(149)	20,990	21,064	373	21,437
Loss from operations	(10,067)	(149)	(10,216)	(8,903)	373	(8,530)
Net loss	(10,369)	(149)	(10,518)	(7,943)	373	(7,570)
Net loss per share, basic and diluted	$(0.24)	$—	$(0.24)	$(0.18)	$0.01	$(0.17)

3.	Net income (loss) per share
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net loss	$(4,581)	$(8,394)	$(12,151)	$(18,912)
Weighted average common shares used in computing net loss per share, basic and diluted	45,443	44,476	45,230	44,495
Net loss per share, basic and diluted	$(0.10)	$(0.19)	$(0.27)	$(0.43)

The following potential shares outstanding as of December 31, 2018 and 2017 were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	December 31,
	2018	2017
Stock options	5,114	5,556
Restricted stock units	2,918	3,596
Total	8,032	9,152

4.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the six months ended December 31, 2018 and 2017.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2018 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$15,279	$—	$—	$15,279
Cash equivalents:
Money market mutual funds	1,763	—	—	1,763
U.S. treasury securities	1,523	—	—	1,523
Commercial paper	3,840	—	—	3,840
Total cash equivalents	7,126	—	—	7,126
Total cash and cash equivalents	22,405	—	—	22,405
Short-term investments:
U.S. treasury securities	5,240	—	(26)	5,214
U.S. agency securities	1,609	4	(9)	1,604
Asset-backed securities	7,257	3	(49)	7,211
Municipal securities	3,370	—	(1)	3,369
Commercial paper	999	—	—	999
Corporate bonds	45,430	18	(301)	45,147
Total short-term investments	63,905	25	(386)	63,544
Cash, cash equivalents and short-term investments	$86,310	$25	$(386)	$85,949

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2018 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$10,202	$—	$—	$10,202
Cash equivalents:
Money market mutual funds	3,751	—	—	3,751
U.S. treasury securities	498	—	—	498
Commercial paper	2,666	—	—	2,666
Total cash equivalents	6,915	—	—	6,915
Total cash and cash equivalents	17,117	—	—	17,117
Short-term investments:
U.S. treasury securities	4,737	—	(34)	4,703
U.S. agency securities	2,424	—	(16)	2,408
Asset-backed securities	8,040	1	(72)	7,969
Municipal securities	2,220	—	(4)	2,216
Commercial paper	1,249	—	—	1,249
Corporate bonds	49,717	2	(435)	49,284
Total short-term investments	68,387	3	(561)	67,829
Cash, cash equivalents and short-term investments	$85,504	$3	$(561)	$84,946

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than 12 months or a continuous unrealized loss position for 12 months or greater, as of December 31, 2018 and June 30, 2018 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	December 31, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$1,495	$(2)	$2,969	$(24)	$4,464	$(26)
U.S. agency securities	—	—	991	(9)	991	(9)
Asset-backed securities	688	(2)	4,472	(47)	5,160	(49)
Municipal securities	1,499	(1)	500	—	1,999	(1)
Corporate bonds	11,019	(39)	29,570	(262)	40,589	(301)
Total	$14,701	$(44)	$38,502	$(342)	$53,203	$(386)

	June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$4,703	$(34)	$—	$—	$4,703	$(34)
U.S. agency securities	1,118	(6)	1,290	(10)	2,408	(16)
Asset-backed securities	5,368	(69)	1,562	(3)	6,930	(72)
Municipal securities	1,716	(4)	—	—	1,716	(4)
Commercial paper	1,249	—	—	—	1,249	—
Corporate bonds	34,982	(318)	10,880	(117)	45,862	(435)
Total	$49,136	$(431)	$13,732	$(130)	$62,868	$(561)

There were 40 securities and 111 securities in an unrealized loss position for less than 12 months at December 31, 2018 and at June 30, 2018, respectively, and 86 securities and 25 securities in an unrealized loss position for 12 months or greater at December 31, 2018 and at June 30, 2018, respectively.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2018 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$37,114	$36,953
Due between one and two years	19,568	19,377
Due between two and three years	7,223	7,214
Total	$63,905	$63,544

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of December 31, 2018, we did not consider any of our short-term investments to be other-than-temporarily impaired.

5.	Fair value of financial instruments
Cash equivalents and short-term investments
We measure certain financial instruments at fair value on a recurring basis. We utilize a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.
Level 1 valuations are based on quoted prices in active markets for identical assets or liabilities.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of December 31, 2018 and June 30, 2018, we did not have any short-term investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at December 31, 2018 (in thousands):

	Fair Value Measurements at December 31, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$1,763	$1,763	$—	$—
U.S. treasury securities	1,523	1,523	—	—
Commercial paper	3,840	—	3,840	—
Total cash equivalents	7,126	3,286	3,840	—
Short-term investments:
U.S. treasury securities	5,214	5,214	—	—
U.S. agency securities	1,604	—	1,604	—
Asset-backed securities	7,211	—	7,211	—
Municipal securities	3,369	—	3,369	—
Commercial paper	999	—	999	—
Corporate bonds	45,147	—	45,147	—
Total short-term investments	63,544	5,214	58,330	—
Cash equivalents and short-term investments	$70,670	$8,500	$62,170	$—

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
Accretion of net premium on short-term investments totaled zero and $113,000 in the six months ended December 31, 2018 and 2017, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the six months ended December 31, 2018 and 2017.
We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2018 or June 30, 2018.
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
On July 1, 2018, we adopted ASU 2016-01, which changed the way we account for non-marketable equity securities. The carrying value of our non-marketable equity securities is measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Because we adopted ASU 2016-01 prospectively for investments without readily determinable market values, we apply the measurement alternative commencing July 1, 2018. Non-marketable equity securities remeasured during the six months ended December 31, 2018 are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.
During the six months ended December 31, 2018, we recorded an upward adjustment to carrying value resulting from the sale of similar securities by an investee company. A summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities held as of December 31, 2018 is as follows (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Carrying value (cost basis), June 30, 2018	$708
Upward adjustments	1,259
Downward adjustments (including impairment)	—
Carrying value, December 31, 2018	$1,967
Included in the $2.0 million carrying value of non-marketable equity securities, $1.5 million was measured at fair value based on observable market transactions, resulting in a net unrealized gain of $1.3 million as of December 31, 2018.

6.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of December 31, 2018 and June 30, 2018 was $28.7 million.
Intangible assets consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(12,058)	(11,491)
Intangible assets, net	$1,817	$2,384
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $283,000 and $283,000 for the three months ended December 31, 2018 and 2017, respectively, and $567,000 and $566,000 for the six months ended December 31, 2018 and 2017, respectively.
As of December 31, 2018, remaining amortization expense for intangible assets by fiscal year was as follows: $436,000 in fiscal 2019, $872,000 in fiscal 2020 and $509,000 in fiscal 2021.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2018	June 30, 2018
Accrued compensation and benefits	$6,923	$12,024
Accrued royalties	12,218	16,298
Customer overpayments and related reserves	3,409	5,356
Other accrued expenses	6,817	5,125
Total accrued expenses	$29,367	$38,803

7.	Deferred revenue and remaining performance obligations
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under our contracts with customers and is recognized upon transfer of control. Changes in the balance of total deferred revenue (current and non-current) during the six months ended December 31, 2018 were as follows (in thousands):

Beginning balance, June 30, 2018 (as adjusted)	$74,538
Revenue recognized that was included in beginning balance	(14,415)
Amount billed, net of revenue recognized that was not included in beginning balance	27,649
Ending balance, December 31, 2018	$87,772

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The cumulative adjustment as a result of changes in the estimate of the transaction price of customer contracts during the three and six months ended December 31, 2018 was a net increase in revenue recognized of $914,000 and $405,000, respectively. In addition, the amount of revenue recognized in the three and six months ended December 31, 2018 from performance obligations satisfied or partially satisfied in previous periods was $914,000 and $1.1 million, respectively.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of December 31, 2018, the aggregate amount of the transaction price allocated to remaining performance obligations for our automotive segment was $69.3 million, which is expected to be recognized over a remaining period of 5 to 8 years. This amount excludes the variable consideration that falls under the exemption for usage-based royalties promised in exchange for a license of intellectual property. We have used the practical expedient to not disclose amounts related to the comparative period under ASC 606.
The aggregate amount of transaction price allocated to the remaining performance obligations for our advertising segment and our mobile navigation segment as of December 31, 2018 was not material.

8.	Commitments and contingencies
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
As of December 31, 2018, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third-party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

	Payments Due by Period
	Total	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
Operating lease obligations	$14,582	$2,021	$4,197	$3,002	$2,632	$2,204	$526
Purchase obligations	7,518	2,977	1,915	965	415	415	831
Total contractual obligations	$22,100	$4,998	$6,112	$3,967	$3,047	$2,619	$1,357
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
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purports to be filed on behalf of a class, and it alleged that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. The plaintiff sought statutory and actual damages under the TCPA, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. A settlement was subsequently reached, and the plaintiff filed a motion for preliminary approval of class action settlement on March 5, 2018. The court granted preliminary approval of the class action settlement on April 30, 2018 and final approval of the settlement on September 27, 2018. The settlement became effective on October 30, 2018 and was paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in fiscal 2018. We expect the settlement payments to be paid to claimants in or around March 2019 and for the matter to be finally concluded in or around November 2019.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
In August 2017, AT&T Mobility LLC, or AT&T, and Sprint Spectrum L.P., or Sprint, sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five U.S. Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. We accrued $250,000 related to these matters in the six months ended December 31, 2017 and recorded this amount as legal settlements and contingencies expense in our consolidated statement of operations. On November 22, 2017, Location Based Services LLC entered into a Settlement and License Agreement with Telenav for the patents in suit and 15 other patents assigned to Location Based Services LLP.
In November 2017, Traxcell Technologies, LLC, or Traxcell, filed patent infringement lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas.  On November 9, 2017, AT&T tendered control of the defense of one of the patents alleged to be infringed upon in the case and sought indemnification for the entire amount of litigation expenses related to the patent and Telenav products, including discovery, defensive intellectual property rights and any judgment rendered in, or settlement of, the lawsuit.  Telenav did not accept tender of the defense but did agree to indemnify AT&T to the extent that the claims relate to the ordinary use of Telenav products. We have not yet determined the extent of our indemnification obligations to AT&T.
On June 15, 2018, Telenav filed a complaint against Traxcell seeking a declaratory judgment of non-infringement against the plaintiff.
On December 26, 2018, Telenav and Traxcell entered into a Settlement Agreement. Traxcell granted Telenav and its customers and end users a license to the patent at issue and certain other related patents, and agreed to withdraw its claims of patent infringement against Telenav’s products. Telenav agreed to make a one-time payment to Traxcell and to dismiss without prejudice all claims pending in the declaratory judgment matter. On January 10, 2019, the court dismissed without prejudice all claims pending in the declaratory judgment matter.
AT&T’s request for indemnification for its litigation expenses is still pending, and the total amount of those expenses has not yet been determined. In the three months ended December 31, 2018, Telenav accrued an aggregate of $650,000 relating to the settlement payment and that indemnification request, which amount includes an estimate of the potential impact of the resolution of that indemnification request on Telenav’s financial condition, results of operations and cash flows. The $650,000 was recorded as legal settlements and contingencies expense in our consolidated statement of operations.
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

9.	Guarantees and indemnifications
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

10.	Stock-based compensation
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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2018	5,116	$6.48
Granted	290	$5.10
Exercised	(5)	$4.89
Canceled or expired	(287)	$7.01
Options outstanding as of December 31, 2018	5,114	$6.37	4.99	$2
As of December 31, 2018:
Options vested and expected to vest	4,986	$6.39	4.91	$2
Options exercisable	3,987	$6.55	4.27	$2

A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2018	3,068
Granted	1,052
Vested	(955)
Canceled	(247)
RSUs outstanding as of December 31, 2018	2,918	1.63	$11,845
As of December 31, 2018:
RSUs expected to vest	2,397	1.50	$9,733

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

During the six months ended December 31, 2018, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. The last annual increase in the shares reserved for issuance under our 2009 Equity Incentive Plan will occur on July 1, 2019, and the plan will expire in October 2019 as to new awards. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2018	3,169
Additional shares authorized	1,667
Granted	(1,342)
RSUs withheld for taxes in net share settlements	290
Canceled	534
Shares available for grant as of December 31, 2018	4,318
The following table summarizes the stock-based compensation expense recorded for stock options and RSUs issued to employees and nonemployees (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Stock option awards	$435	$577	$864	$1,173
RSU awards	1,680	2,311	3,520	4,195
Total stock-based compensation expense	$2,115	$2,888	$4,384	$5,368
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Expected volatility	—%	42%	39%	42%
Expected term (in years)	0.00	4.74	6.87	4.75
Risk-free interest rate	—%	2.00%	2.99%	2.00%
Dividend yield	—%	—%	—%	—%
Weighted average grant date fair value per share	$—	$2.14	$2.32	$2.14

No stock option awards were granted during the three months ended December 31, 2018.

Performance-based RSUs
In October 2018, the Compensation Committee of our Board of Directors approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs (the “PSU Award”) covering a target of 240,000 shares of common stock to Dr. HP Jin, our Chairman of the Board of Directors, President and Chief Executive Officer, or CEO.
The PSU Award is subject to (a) four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 50 trading day period on or before the three-year anniversary of the PSU Award’s grant date, as well as (b) Dr. Jin’s continued service with the Company. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2019, or the date that the Compensation Committee of our Board

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

of Directors certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to Dr. Jin’s continued service with the Company through the applicable vesting date. The maximum number of shares subject to the PSU Award that may vest is 240,000.
Since achievement of the award is dependent on a market condition, stock-based compensation expense associated with the PSU Awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been met. We utilized the Monte Carlo valuation method to determine the fair value and derived service periods of each of the stock price performance milestones. Total stock-based compensation expense associated with the PSU Award for the three months ended December 31, 2018 was not material.

11.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes was $811,000 in the six months ended December 31, 2018 compared to $281,000 in the six months ended December 31, 2017. Our provision for income taxes of $811,000 and $281,000 for the six months ended December 31, 2018 and 2017, respectively, was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax rate of 7% and 2% for the six months ended December 31, 2018 and 2017, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two-year carryback period, when applicable.

We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of December 31, 2018 and June 30, 2018, our cumulative unrecognized tax benefits were $4.6 million and $3.8 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2018 and June 30, 2018 was $74,000 and $98,000, respectively, that if recognized, would affect the effective tax rate. During the three months ended December 31, 2018, we settled an income tax audit examination and paid $231,000 to the Romanian tax authorities which amount was previously accrued as an unrecognized tax benefit.

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued zero and $97,000 for the payment of interest and penalties at December 31, 2018 and June 30, 2018, respectively.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

Mobile Navigation - Our mobile navigation segment provides our map and navigation platform to end users through mobile devices. We distribute our mobile navigation services primarily through our wireless carrier partners.

Our segment results for the six months ended December 31, 2018 and 2017 were as follows (dollars in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Automotive
Revenue	$47,522	$49,157	$91,004	$92,498
Cost of revenue	28,081	31,981	54,698	60,724
Gross profit	$19,441	$17,176	$36,306	$31,774
Gross margin	41%	35%	40%	34%
Advertising
Revenue	$7,016	$8,742	$12,963	$16,357
Cost of revenue	3,286	4,402	6,506	7,814
Gross profit	$3,730	$4,340	$6,457	$8,543
Gross margin	53%	50%	50%	52%
Mobile Navigation
Revenue	$2,638	$3,500	$5,408	$7,239
Cost of revenue	824	1,493	1,749	3,043
Gross profit	$1,814	$2,007	$3,659	$4,196
Gross margin	69%	57%	68%	58%
Total
Revenue	$57,176	$61,399	$109,375	$116,094
Cost of revenue	32,191	37,876	62,953	71,581
Gross profit	$24,985	$23,523	$46,422	$44,513
Gross margin	44%	38%	42%	38%

13.	Subsequent event
In February 2019, our Board of Directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The term of the program is 18 months. The timing and amount of repurchase transactions under this program will depend on market conditions, cash flow and other considerations.

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
Our legacy mobile navigation business has declined steadily since fiscal 2013, and we expect it to continue to decline. Mobile navigation revenue was $2.6 million in the three months ended December 31, 2018. We began offering our mobile navigation services in 2003. Our mobile navigation business generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. The mobile navigation business has declined both in absolute dollars and as a percentage of revenue from $116.4 million, or 61% of our revenue, in fiscal 2013 to $2.6 million, or 5% of our revenue, in the three months ended December 31, 2018 as subscriptions for paid navigation services declined in favor of free or freemium navigation services offered by our competitors with greater resources and name recognition, such as Google and Apple. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines. In the event our mobile navigation business ceases to be profitable we may ultimately elect to terminate our legacy wireless carrier mobile navigation business to the extent allowable under our contractual arrangements.
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
We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 58% of our revenue in the six months ended December 31, 2018, General Motors Holdings and its affiliates, or GM, which represented 16% of our revenue in the six months ended December 31, 2018, and Toyota Motor Corporation, or Toyota. We also provide our products and services indirectly through tier ones such as XEVO Inc., or XEVO, for certain Toyota solutions, LG Electronics, Inc., or LG, for certain Opel Automobile GmbH, or Opel, solutions and Panasonic Automotive Systems Company of America, or Panasonic, for certain Fiat Chrysler Automobiles, or FCA, solutions.
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
The adjustments required to transition to ASC 606 resulted in $160.6 million of deferred revenue and $86.9 million of deferred costs of the total originally reported on our balance sheet as of June 30, 2018 being recorded instead as revenue and cost of revenue, respectively, in our adjusted prior periods. In addition, the adoption of ASC 606 required us to capitalize an additional $4.2 million, net, of deferred development costs on our adjusted June 30, 2018 balance sheet, resulting in a net decrease in deferred costs of $82.7 million.  In total, our accumulated deficit decreased by $77.8 million as of June 30, 2018. All prior period amounts presented have been adjusted to comply with ASC 606. See Note 1 to our condensed consolidated financial statements.
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
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017 As Adjusted(1)	2018	2017 As Adjusted(1)
Revenue	$57,176	$61,399	$109,375	$116,094
Revenue from Ford as a percentage of total revenue	57%	70%	58%	71%
Revenue from GM as a percentage of total revenue	17%	7%	16%	6%
Billings (Non-GAAP)	$63,568	$70,145	$122,609	$135,934
Billings to Ford as a percentage of total billings (Non-GAAP)	55%	65%	54%	67%
Billings to GM as a percentage of total billings (Non-GAAP)	20%	7%	18%	6%
Increase in deferred revenue	$6,392	$8,746	$13,234	$19,840
Increase in deferred costs	$2,659	$5,706	$7,040	$13,298
Gross profit	$24,985	$23,523	$46,422	$44,513
Gross margin	44%	38%	42%	38%
Direct contribution from billings (Non-GAAP)	$28,718	$26,563	$52,616	$51,055
Direct contribution margin from billings (Non-GAAP)	45%	38%	43%	38%
Net loss	$(4,581)	$(8,394)	$(12,151)	$(18,912)
Diluted net loss per share	$(0.10)	$(0.19)	$(0.27)	$(0.43)
Adjusted EBITDA (Non-GAAP)	$(1,161)	$(4,841)	$(6,412)	$(12,731)
Adjusted cash flow from operations (Non-GAAP)	$2,572	$(1,801)	$(218)	$(6,189)
Net cash provided by (used in) operating activities	$4,934	$642	$2,641	$(3,145)
Free cash flow (Non-GAAP)	$4,588	$(422)	$2,195	$(6,495)
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
Adjusted EBITDA measures our GAAP net loss excluding the impact of stock-based compensation expense, depreciation and amortization, other income (expense), provision (benefit) for income taxes, and other applicable items such as goodwill impairment, legal settlements and contingencies, and deferred rent reversal and tenant improvement allowance recognition due to sublease termination, net of tax. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Goodwill impairment represents the impairment of all of the goodwill associated with our mobile navigation segment. Legal settlements and contingencies represent settlements, offers made to settle, or loss accruals relating to litigation or other disputes in which we are a party or the indemnitor of a party. Deferred rent reversal and tenant improvement allowance recognition represent the reversal of our deferred rent liability and recognition of our deferred tenant improvement allowance, as amortization of these amounts is no longer required due to the termination of our Santa Clara facility sublease and subsequent entry into a new lease agreement with our landlord for this same facility in August 2017. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss.
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

Reconciliation of Revenue to Billings
	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Automotive
Revenue	$47,522	$49,157	$91,004	$92,498
Adjustments:
Change in deferred revenue	6,495	8,940	13,324	20,091
Billings	$54,017	$58,097	$104,328	$112,589
Advertising
Revenue	$7,016	$8,742	$12,963	$16,357
Adjustments:
Change in deferred revenue	—	—	—	—
Billings	$7,016	$8,742	$12,963	$16,357
Mobile Navigation
Revenue	$2,638	$3,500	$5,408	$7,239
Adjustments:
Change in deferred revenue	(103)	(194)	(90)	(251)
Billings	$2,535	$3,306	$5,318	$6,988
Total
Revenue	$57,176	$61,399	$109,375	$116,094
Adjustments:
Change in deferred revenue	6,392	8,746	13,234	19,840
Billings	$63,568	$70,145	$122,609	$135,934

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended December 31, 2018
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$87,325	$—	$447	$87,772
Deferred revenue, September 30	80,830	—	550	81,380
Change in deferred revenue	$6,495	$—	$(103)	$6,392

Deferred costs, December 31	$65,465	$—	$—	$65,465
Deferred costs, September 30	62,806	—	—	62,806
Change in deferred costs	$2,659	$—	$—	$2,659

	Three Months Ended December 31, 2017
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$58,321	$—	$633	$58,954
Deferred revenue, September 30	49,381	—	827	50,208
Change in deferred revenue	$8,940	$—	$(194)	$8,746

Deferred costs, December 31	$48,724	$—	$—	$48,724
Deferred costs, September 30	43,018	—	—	43,018
Change in deferred costs	$5,706	$—	$—	$5,706

	Six Months Ended December 31, 2018
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$87,325	$—	$447	$87,772
Deferred revenue, June 30	74,001	—	537	74,538
Change in deferred revenue	$13,324	$—	$(90)	$13,234

Deferred costs, December 31	$65,465	$—	$—	$65,465
Deferred costs, June 30	58,425	—	—	58,425
Change in deferred costs	$7,040	$—	$—	$7,040

	Six Months Ended December 31, 2017
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, December 31	$58,321	$—	$633	$58,954
Deferred revenue, June 30	38,230	—	884	39,114
Change in deferred revenue	$20,091	$—	$(251)	$19,840

Deferred costs, December 31	$48,724	$—	$—	$48,724
Deferred costs, June 30	35,426	—	—	35,426
Change in deferred costs	$13,298	$—	$—	$13,298

Reconciliation of Revenue to Billings - Ford and GM

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenue from Ford	$32,512	$42,778	$63,323	$81,849
Adjustments:
Change in deferred revenue attributed to Ford	2,138	2,918	3,100	8,841
Billings to Ford	$34,650	$45,696	$66,423	$90,690
Billings to Ford as a percentage of total billings	55%	65%	54%	67%

Revenue from GM	$9,536	$4,217	$16,982	$6,630
Adjustments:
Change in deferred revenue attributed to GM	2,915	841	$5,457	$1,905
Billings to GM	$12,451	$5,058	$22,439	$8,535
Billings to GM as a percentage of total billings	20%	7%	18%	6%

Reconciliation of Gross Profit to Direct Contribution from Billings

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Gross profit	$24,985	$23,523	$46,422	$44,513
Gross margin	44%	38%	42%	38%

Adjustments to gross profit:
Change in deferred revenue	$6,392	$8,746	$13,234	$19,840
Change in deferred costs(1)	(2,659)	(5,706)	(7,040)	(13,298)
Net change	3,733	3,040	6,194	6,542
Direct contribution from billings(1)	$28,718	$26,563	$52,616	$51,055
Direct contribution margin from billings(1)	45%	38%	43%	38%

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

Reconciliation of Net Loss to Adjusted EBITDA and Adjusted Cash Flow from Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net loss	$(4,581)	$(8,394)	$(12,151)	$(18,912)
Adjustments:
Legal settlements and contingencies	650	60	650	310
Deferred rent reversal due to lease termination	—	—	—	(538)
Tenant improvement allowance recognition due to lease termination	—	—	—	(582)
Stock-based compensation expense	2,115	2,888	4,384	5,368
Depreciation and amortization	1,006	797	2,016	1,513
Other income, net	(532)	(218)	(2,122)	(171)
Provision for income taxes	181	26	811	281
Adjusted EBITDA	(1,161)	(4,841)	(6,412)	(12,731)
Change in deferred revenue	6,392	8,746	13,234	19,840
Change in deferred costs(1)	(2,659)	(5,706)	(7,040)	(13,298)
Adjusted cash flow from operations(1)	$2,572	$(1,801)	$(218)	$(6,189)

(1) We expect to incur additional costs in the future due to requirements to provide ongoing map updates and provisioning of services such as hosting, monitoring, customer support and, for certain customers, additional period content and associated technology costs. Accordingly, adjusted cash flow from operations does not reflect all costs associated with billings.

Reconciliation of Net Loss to Free Cash Flow

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Net loss	$(4,581)	$(8,394)	$(12,151)	$(18,912)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in deferred revenue (1)	6,392	8,746	13,234	19,840
Change in deferred costs (2)	(2,659)	(5,706)	(7,040)	(13,298)
Changes in other operating assets and liabilities	2,672	2,260	3,463	3,308
Other adjustments (3)	3,110	3,736	5,135	5,917
Net cash provided by (used in) operating activities	4,934	642	2,641	(3,145)
Less: Purchases of property and equipment	(346)	(1,064)	(446)	(3,350)
Free cash flow	$4,588	$(422)	$2,195	$(6,495)

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
We report revenue, cost of revenue and gross profit results in three business segments: automotive, advertising and mobile navigation. Our chief executive officer, or CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See “ —Results of operations” and Note 12 to the condensed consolidated financial statements in this Form 10-Q for more information about our business segments.
Revenue from our automotive segment represented 83% and 80% of total revenue in the six months ended December 31, 2018 and 2017, respectively. In the six months ended December 31, 2018 and 2017, revenue from Ford represented 58% and 71% of our total revenue, respectively, and revenue from GM comprised 16% and less than 10% of total revenue, respectively.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On December 15, 2017, we entered into an amendment with Ford that extends the term of the agreement from December 31, 2017 to December 31, 2018 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford awarded to us a further extension of the agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the agreement. The subsequent amendment was executed in March 2018. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. The terms of this next generation navigation solution were embodied in an amendment executed in December 2018. With respect to North America production, this amendment extended the term of the agreement to December 31, 2022, which term may be further extended at Ford’s option subject to certain conditions. We were not awarded the contracts for Europe, South America and Australia and New Zealand. Furthermore, a substantial portion of our revenue, and, to a lesser extent, gross profit is impacted by the underlying licensed content cost negotiated through HERE and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers.
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
We also have agreements with GM. In February 2017, GM launched its first model featuring integration of our hybrid navigation solution in North America, the 2017 Cadillac CTS and CTS-V. Our solution is now available in North America on select 2019 models of Cadillac CTS, CTS-V, ATS, XTS, XT 4 and CT6; GMC Terrain, Sierra and Canyon; Chevrolet Silverado, Equinox, Colorado, Camaro, Cruze Hatchback, Volt, Blazer and Malibu; and Buick Regal. GM also has launched vehicles with our hybrid navigation solution in China and has launched vehicles with our on-board solution in South America, Australia and New Zealand, and the Middle East. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model years 2020 through 2025. We anticipate that we will continue to depend on GM for a material portion of our revenue for the foreseeable future.
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
Services revenue. We derive services revenue primarily from our brought-in automotive navigation solutions and, to a lesser extent, from the cloud functionality that is a component of our hybrid automotive navigation solutions as discussed above. Royalties for brought-in navigation solutions are earned upon vehicle sales reporting or upon initial usage by the end user.
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
In October 2017, we amended our agreement with Ford to provide certain connected services for SYNC 3 in North America, Europe and China. Ford launched connected search across various model year 2018 SYNC 3 vehicles in North America using its FordPassTM and Lincoln WayTM mobile applications. The vast majority of Ford vehicles with SYNC 3 produced in North America and Europe during the three months ended December 31, 2018 were capable of providing connected services.
GM offers its OnStar RemoteLink feature including our location-based services platform, and we earn a one-time fee for each new vehicle owner who downloads the associated MyBrand mobile application, including a localized version offered in Europe for the Opel and Vauxhall brands.
We have a partnership with Toyota for brought-in navigation services where our Scout GPS Link mobile application is available in select Entune® Audio equipped Toyota vehicles in North America and in select Lexus Enform® equipped Lexus models. Toyota and Lexus vehicles enabled to connect with our Scout GPS Link began shipping in August 2015 and September 2016, respectively. We earn a one-time fee for each new Toyota or Lexus sold and enabled to connect to our Scout GPS Link mobile application.

Our Scout GPS Link and Xevo’s XevoTM Engine Link provide brought-in navigation services, including a fully interactive moving map, for select Toyota vehicles equipped with Entune 3.0 Audio, as well as select Lexus vehicles equipped with Lexus Enform. Our fully interactive solution first became available on select model year 2018 Toyota Camry and Sienna and Lexus NX and RC models, and was recently expanded to select model year 2019 Toyota Corolla hatchback, Avalon, CHR and RAV4 models, as well as Lexus UX. On most Toyota and Lexus models, a premium embedded connected navigation option is also available that provides connected search, powered by our platform. Toyota and Lexus offer our solutions, including the new fully interactive solution, in model year 2018 and 2019 vehicles, with the availability of each solution dependent upon the Toyota and Lexus model and trim level. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers.
Revenue from our advertising segment, which includes the delivery of display, location-based advertising impressions, represented 12% and 14% of our revenue in the six months ended December 31, 2018 and 2017, respectively. Our advertising revenue is derived primarily from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. We recognize revenue when transfer of control of the related advertising services occur based on the specific terms of each advertising contract, which are generally based on the number of ad impressions delivered.
Revenue from our mobile navigation segment represented 5% and 6% of our revenue in the six months ended December 31, 2018 and 2017, respectively. We offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Telenav GPS as well as under wireless carrier brands (or “white label” brands). Subscription fee revenue from our mobile navigation service has declined steadily, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and other wireless carriers. We expect that mobile navigation revenue will continue to decline. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines.

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

Revenue concentrations. We generated 84% and 93% of our revenue in the United States in the six months ended December 31, 2018 and 2017, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer’s or tier one’s United States’ entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in fiscal 2017, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint venture in China.
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
While we expect that our services revenue from wireless carrier customers will continue to decline substantially in fiscal 2019 and beyond, we do not expect to be able to reduce our cost of services revenue at the same rate, if at all, as the decline in services revenue. Although we successfully transitioned to utilizing OpenStreetMap, or OSM, content for the majority of our mobile user base resulting in notable cost savings, we expect to continue to incur significant costs, especially related to third-party content as well as for outsourced hosting services. Cost of services revenue related to our advertising business will be impacted by our ability to grow advertising revenue, as well as the cost and availability of display ad inventory sourced from third-party exchanges. As the number of connected vehicles powered by Telenav continues to increase, we expect to incur additional costs and expenses associated with supporting this functionality.
Operating expenses
We generally classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, advertising sales commissions, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include marketing program costs, third-party contractor and temporary staffing services, facilities-related costs including rent expense, legal, audit and tax consulting and other professional service fees. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted, based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. In addition, when we incur legal settlements, make offers to settle contingencies or accrue losses relating to litigation or other disputes in which we are a party or the indemnitor of a party, we classify such operating expense amounts separately as legal settlements and contingencies. We anticipate continued investment of resources, including the hiring of additional headcount, or reallocation of employee personnel to automotive and advertising. We may also be required to pay judgments, indemnification claims or other amounts, which we are unable to predict or estimate at this time.
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
Legal settlements and contingencies. Legal settlements and contingencies represent settlements, offers made to settle, or loss accruals relating to litigation or other disputes in which we are a party or the indemnitor of a party.
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

There have been no material changes in our critical accounting policies and estimates during the six months ended December 31, 2018 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2018, except as described in Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”

Results of operations
The following tables set forth our results of operations for the six months ended December 31, 2018 and 2017, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,		Six Months Ended December 31,
Consolidated Statements of Operations Data	2018	2017 As Adjusted(1)	2018	2017 As Adjusted(1)
	(in thousands)
Revenue:
Product	$42,397	$45,907	$82,327	$86,299
Services	14,779	15,492	27,048	29,795
Total revenue	57,176	61,399	109,375	116,094
Cost of revenue:
Product	25,015	30,356	48,603	57,679
Services	7,176	7,520	14,350	13,902
Total cost of revenue	32,191	37,876	62,953	71,581
Gross profit	24,985	23,523	46,422	44,513
Operating expenses:
Research and development	19,091	21,399	39,193	42,080
Sales and marketing	4,455	5,136	8,870	10,200
General and administrative	5,721	5,514	11,171	10,725
Legal settlements and contingencies	650	60	650	310
Total operating expenses	29,917	32,109	59,884	63,315
Loss from operations	(4,932)	(8,586)	(13,462)	(18,802)
Other income, net	532	218	2,122	171
Loss before provision for income taxes	(4,400)	(8,368)	(11,340)	(18,631)
Provision for income taxes	181	26	811	281
Net loss	$(4,581)	$(8,394)	$(12,151)	$(18,912)

	(as a percentage of revenue)
Revenue:
Product	74%	75%	75%	74%
Services	26%	25%	25%	26%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	44%	50%	45%	50%
Services	12%	12%	13%	12%
Total cost of revenue	56%	62%	58%	62%
Gross profit	44%	38%	42%	38%
Operating expenses:
Research and development	34%	35%	36%	36%
Sales and marketing	8%	8%	8%	9%
General and administrative	10%	9%	10%	9%
Legal settlements and contingencies	1%	—%	—%	—%
Total operating expenses	53%	52%	54%	54%
Loss from operations	(9)%	(14)%	(12)%	(16)%
Other income, net	1%	—%	2%	—%
Loss before provision for income taxes	(8)%	(14)%	(10)%	(16)%
Provision for income taxes	—%	—%	1%	—%
Net loss	(8)%	(14)%	(11)%	(16)%
(1)Certain amounts have been adjusted to reflect the adoption of ASC 606. See Note 1 to our condensed consolidated financial statements for a summary of adjustments.

Comparison of the six months ended December 31, 2018 and 2017
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue decreased 8% to $42.4 million in the three months ended December 31, 2018 from $45.9 million in the three months ended December 31, 2017. Product revenue decreased 5% to $82.3 million in the six months ended December 31, 2018 from $86.3 million in the six months ended December 31, 2017. The decrease in product revenue for the comparable three and six months was due primarily to a decrease in royalty revenue resulting from a reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by an increase in map update revenue. Services revenue decreased 5% to $14.8 million in the three months ended December 31, 2018 from $15.5 million in the three months ended December 31, 2017. Services revenue decreased 9% to $27.0 million in the six months ended December 31, 2018 from $29.8 million in the six months ended December 31, 2017. The decrease in services revenue for the comparable three and six months was due primarily to lower advertising revenue and mobile navigation subscription fees, partially offset by increased revenue from our brought-in automotive solutions.
Our cost of product revenue decreased 18% to $25.0 million in the three months ended December 31, 2018 from $30.4 million in the three months ended December 31, 2017. Our cost of product revenue decreased 16% to $48.6 million in the six months ended December 31, 2018 from $57.7 million in the six months ended December 31, 2017. The decrease in the comparable three and six months was due primarily to a net decrease in third-party content costs. Our cost of services revenue decreased 5% to $7.2 million in the three months ended December 31, 2018 from $7.5 million in the three months ended December 31, 2017. Our cost of services revenue increased 3% to $14.4 million in the six months ended December 31, 2018 from $13.9 million in the six months ended December 31, 2017. The decrease in the comparable three months was due primarily to decreases in cost of mobile navigation revenue and cost of advertising revenue associated with decreased mobile navigation and advertising revenue, partially offset by an increase in cost of automotive revenue associated with the increased revenue from brought-in solutions. The increase in the comparable six months was due primarily to an increase in cost of automotive revenue associated with the increased revenue from brought-in solutions, partially offset by decreases in cost of mobile navigation revenue and cost of advertising revenue.
Our gross profit increased 6% to $25.0 million in the three months ended December 31, 2018 from $23.5 million in the three months ended December 31, 2017. Our gross profit increased 4% to $46.4 million in the six months ended December 31, 2018 from $44.5 million in the six months ended December 31, 2017. Our gross margin increased to 44% in the three months ended December 31, 2018 from 38% in the three months ended December 31, 2017. Our gross margin increased to 42% in the six months ended December 31, 2018 from 38% in the six months ended December 31, 2017. The increase in gross margin for the comparable three and six months was due primarily to a reduction in certain on-board navigation content costs that are passed through to Ford.
Revenue concentrations. In the three months ended December 31, 2018 and 2017, revenue from Ford represented 57% and 70% of our total revenue, respectively, and revenue from GM comprised 17% and less than 10% of our total revenue, respectively. In the six months ended December 31, 2018 and 2017, revenue from Ford represented 58% and 71% of our total revenue, respectively, and revenue from GM comprised 16% and less than 10% of our total revenue, respectively.
We primarily sell our services in the United States. In the three months ended December 31, 2018 and 2017, revenue derived from U.S. sources represented 84% and 93% of our total revenue, respectively. In the six months ended December 31, 2018 and 2017, revenue derived from U.S. sources represented 84% and 93% of our total revenue, respectively.

Segments information. The information below is organized in accordance with our three reportable business segments:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017 As Adjusted(1)	2018	2017 As Adjusted(1)
	(in thousands, except percentages)
Automotive
Revenue	$47,522	$49,157	$91,004	$92,498
Cost of revenue	28,081	31,981	54,698	60,724
Gross profit	$19,441	$17,176	$36,306	$31,774
Gross margin	41%	35%	40%	34%
Advertising
Revenue	$7,016	$8,742	$12,963	$16,357
Cost of revenue	3,286	4,402	6,506	7,814
Gross profit	$3,730	$4,340	$6,457	$8,543
Gross margin	53%	50%	50%	52%
Mobile Navigation
Revenue	$2,638	$3,500	$5,408	$7,239
Cost of revenue	824	1,493	1,749	3,043
Gross profit	$1,814	$2,007	$3,659	$4,196
Gross margin	69%	57%	68%	58%
Total
Revenue	$57,176	$61,399	$109,375	$116,094
Cost of revenue	32,191	37,876	62,953	71,581
Gross profit	$24,985	$23,523	$46,422	$44,513
Gross margin	44%	38%	42%	38%
(1)Certain amounts have been adjusted to reflect the adoption of ASC 606. See Note 1 to our condensed consolidated financial statements for a summary of adjustments.
Automotive. Automotive revenue decreased 3% to $47.5 million in the three months ended December 31, 2018 from $49.2 million in the three months ended December 31, 2017. Automotive revenue decreased 2% to $91.0 million in the six months ended December 31, 2018 from $92.5 million in the six months ended December 31, 2017. The decrease in the comparable three and six months was due primarily to a decline in royalty revenue of $5.6 million and $8.8 million, respectively, partially offset by an increase in map update revenue of $1.1 million and $3.8 million, respectively. The decrease in on-board royalty revenue was due primarily to a reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by an increase in navigation unit volume. Automotive revenue included customized software development revenue of $1.7 million and $0.6 million in the three months ended December 31, 2018 and 2017, respectively, and $2.6 million and $1.7 million in the six months ended December 31, 2018 and 2017, respectively. Automotive revenue represented 83% and 80% of total revenue in the three months ended December 31, 2018 and 2017, respectively, and 83% and 80% of total revenue in the six months ended December 31, 2018 and 2017, respectively.
Cost of automotive revenue decreased 12% to $28.1 million in the three months ended December 31, 2018 from $32.0 million in the three months ended December 31, 2017. Cost of automotive revenue decreased 10% to $54.7 million in the six months ended December 31, 2018 from $60.7 million in the six months ended December 31, 2017. The decrease in the comparable three months was due primarily to a net decrease in third-party content costs of $5.3 million due primarily to a reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by an increase in content costs associated with increased map update revenue. This net decrease was partially offset by a $0.4 million increase in deferred development costs recognized, a $0.2 million increase in hosted services costs and a $0.5 million increase in costs related to software maintenance services performed by engineering personnel, which maintenance costs were allocated entirely to research and development expense in prior periods. The decrease in the comparable six months was due primarily to a net decrease in third-party content costs of $7.1 million due primarily to a reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by an increase in content costs associated with increased map update revenue, as well as a decrease of $1.0 million in deferred development costs recognized. These decreases were partially offset by a $1.2 million increase in costs related to software maintenance services performed by engineering personnel, a $0.4 million increase in hosted services costs and a $0.3 million increase in payroll and related compensation and benefits expense.
Automotive gross profit increased 13% to $19.4 million in the three months ended December 31, 2018 from $17.2 million in the three months ended December 31, 2017. Automotive gross profit increased 14% to $36.3 million in the six months ended December 31, 2018 from $31.8 million in the six months ended December 31, 2017. Automotive gross margin increased to 41% in the three months ended December 31, 2018 from 35% in the three months ended December 31, 2017, and increased to 40% in the six months ended December 31, 2018 from 34% in the six months ended December 31, 2017. The increase in gross margin for the comparable three and six months was due primarily to the aforementioned reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by a decrease in gross margin resulting from increased map update revenue, which carries a higher relative cost and lower gross margin.
Advertising. Advertising revenue decreased 20% to $7.0 million in the three months ended December 31, 2018 from $8.7 million in the three months ended December 31, 2017. Advertising revenue decreased 21% to $13.0 million in the six months ended December 31, 2018 from $16.4 million in the six months ended December 31, 2017. The decrease in the comparable three and six months was due primarily to a decrease in the value of contracted insertion orders along with the number of impressions delivered. Advertising revenue represented 12% and 14% of total revenue in the three months ended December 31, 2018 and 2017, respectively, and represented 12% and 14% of total revenue in the six months ended December 31, 2018 and 2017, respectively.
Cost of advertising revenue decreased 25% to $3.3 million in the three months ended December 31, 2018 from $4.4 million in the three months ended December 31, 2017. Cost of advertising revenue decreased 17% to $6.5 million in the six months ended December 31, 2018 from $7.8 million in the six months ended December 31, 2017. The decrease in the comparable three and six months was due primarily to decreased third-party ad exchange inventory costs of $1.1 million and $1.3 million, respectively. Cost of advertising revenue for the three and six months ended December 31, 2017 includes the costs associated with $0.9 million of excluded revenue related to a cash basis customer.
Advertising gross profit decreased 14% to $3.7 million in the three months ended December 31, 2018 from $4.3 million in the three months ended December 31, 2017. Advertising gross profit decreased 24% to $6.5 million in the six months ended December 31, 2018 from $8.5 million in the six months ended December 31, 2017. Advertising gross margin increased to 53% in the three months ended December 31, 2018 from 50% in the three months ended December 31, 2017, and decreased to 50% in the six months ended December 31, 2018 from 52% in the six months ended December 31, 2017. The increase in gross margin in the comparable three months resulted primarily from the inclusion of costs associated with $0.9 million of excluded revenue related to a cash basis customer in the three months ended December 31, 2017. The decrease in gross margin in the comparable six months was due primarily to the decreased value of contracted insertion orders, combined with a higher ad inventory eCPM and the effect of certain fixed costs spread over a lower revenue base, partially offset by the inclusion of costs associated with $0.9 million of excluded revenue related a cash basis customer in the three months ended December 31, 2017.
Mobile Navigation. Mobile navigation revenue decreased 25% to $2.6 million in the three months ended December 31, 2018 from $3.5 million in the three months ended December 31, 2017. Mobile navigation revenue decreased 25% to $5.4 million in the six months ended December 31, 2018 from $7.2 million in the six months ended December 31, 2017. The decrease in the comparable three and six months was due primarily to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 5% and 6% of total revenue in the three months ended December 31, 2018 and 2017, respectively, and 5% and 6% of total revenue in the six months ended December 31, 2018 and 2017, respectively.
Cost of mobile navigation revenue decreased 45% to $0.8 million in the three months ended December 31, 2018 from $1.5 million in the three months ended December 31, 2017. Cost of mobile navigation revenue decreased 43% to $1.7 million in the six months ended December 31, 2018 from $3.0 million in the six months ended December 31, 2017. The decrease in the comparable three months was due primarily to decreases in hosted services costs of $0.3 million, payroll and related compensation and benefits expense of $0.2 million and third-party content costs of $0.1 million associated with the decline in mobile navigation revenue. The decrease in the comparable six months was due primarily to decreases in hosted services costs of $0.5 million, payroll and related compensation and benefits expense of $0.3 million and third-party content costs of $0.3 million associated with the decline in mobile navigation revenue.
Mobile navigation gross profit decreased 10% to $1.8 million in the three months ended December 31, 2018 from $2.0 million in the three months ended December 31, 2017. Mobile navigation gross profit decreased 13% to $3.7 million in the six months ended December 31, 2018 from $4.2 million in the six months ended December 31, 2017. Mobile navigation gross margin increased to 69% in the three months ended December 31, 2018 from 57% in the three months ended December 31, 2017, and increased to 68% in the six months ended December 31, 2018 from 58% in the six months ended December 31, 2017. The increase in gross margin in the comparable three and six months resulted primarily from decreased hosted services costs and headcount required to support the declining business.
Operating expenses
Our total operating expenses decreased 7% to $29.9 million in the three months ended December 31, 2018 from $32.1 million in the three months ended December 31, 2017, and decreased 5% to $59.9 million in the six months ended December 31, 2018 from $63.3 million in the six months ended December 31, 2017. The decrease in the comparable three and six months was due primarily to cost optimization, including lower compensation costs resulting from a redesigned employee incentive compensation plan that more closely aligns compensation payouts with financial results, partially offset by higher base compensation driven by merit-based salary increases on generally flat headcount. In addition, costs decreased as a result of the allocation to cost of services revenue of certain software maintenance costs previously allocated to research and development expense, as discussed above in Automotive results of operations.
Research and development. Our research and development expenses decreased 11% to $19.1 million in the three months ended December 31, 2018 from $21.4 million in the three months ended December 31, 2017. Our research and development expenses decreased 7% to $39.2 million in the six months ended December 31, 2018 from $42.1 million in the six months ended December 31, 2017. The decrease in the comparable three months was due primarily to decreases in payroll and related compensation and benefits expense of $1.9 million, stock-based compensation expense of $0.4 million and software maintenance costs of $0.5 million allocated to cost of services revenue as discussed above. These decreases were partially offset by an increase of $0.8 million as a result of lower capitalized deferred development costs in the three months ended December 31, 2018. The decrease in the comparable six months was due primarily to decreases in payroll and related compensation and benefits expense of $2.8 million, software maintenance costs of $1.1 million allocated to cost of services revenue as discussed above, outside consulting services of $0.7 million, and travel and entertainment expense of $0.5 million. These decreases were partially offset by an increase of $2.1 million as a result of lower capitalized deferred development costs in the six months ended December 31, 2018. As a percentage of revenue, research and development expenses decreased to 34% in the three months ended December 31, 2018 from 35% in the three months ended December 31, 2017, and were comparable at 36% in each of the six months ended December 31, 2018 and 2017. The total number of research and development personnel decreased 1% to 634 at December 31, 2018 from 641 at December 31, 2017. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automobile manufacturers and tier ones, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses decreased 13% to $4.5 million in the three months ended December 31, 2018 from $5.1 million in the three months ended December 31, 2017. Our sales and marketing expenses decreased 13% to $8.9 million in the six months ended December 31, 2018 from $10.2 million in the six months ended December 31, 2017. The decrease in the comparable three and six months was due primarily to decreases in payroll and related compensation and benefits expense of $0.5 million and $1.0 million, respectively, and stock-based compensation expense of $0.1 million and $0.3 million, respectively. As a percentage of revenue, sales and marketing expenses were comparable at 8% in each of the three months ended December 31, 2018 and 2017, and decreased to 8% in the six months ended December 31, 2018 from 9% in the six months ended December 31, 2017. The total number of sales and marketing personnel decreased 4% to 55 at December 31, 2018 from 57 at December 31, 2017.
General and administrative. Our general and administrative expenses increased 4% to $5.7 million in the three months ended December 31, 2018 from $5.5 million in the three months ended December 31, 2017. Our general and administrative expenses increased 4% to $11.2 million in the six months ended December 31, 2018 from $10.7 million in the six months ended December 31, 2017. The increase in the comparable three months was due primarily to an increase in outside services of $0.6 million, partially offset by decreases in payroll and related compensation and benefits expense of $0.3 million and stock-based compensation expense of $0.2 million. The increase in the comparable six months was due primarily to an increase in outside services of $0.8 million, partially offset by a decrease in payroll and related compensation and benefits expense of $0.5 million. As a percentage of revenue, general and administrative expenses increased to 10% in the three months ended December 31, 2018 from 9% in the three months ended December 31, 2017, and increased to 10% in the six months ended December 31, 2018 from 9% in the six months ended December 31, 2017. The total number of general and administrative personnel increased 2% to 57 at December 31, 2018 from 56 at December 31, 2017.
Legal settlements and contingencies. We incurred $0.7 million in legal settlement and contingencies expense for the three months ended December 31, 2018 related to the Traxcell Technologies, LLC patent matter. We incurred $0.3 million in legal settlement and contingencies expense for the six months ended December 31, 2017 related primarily to the settlement of the Location Based Services LLC patent matter.
Other income (expense), net. Our other income (expense), net increased to $0.5 million in the three months ended December 31, 2018 compared to $0.2 million in the three months ended December 31, 2017. Our other income (expense), net increased to $2.1 million in the six months ended December 31, 2018 compared to $0.2 million in the six months ended December 31, 2017. The increase in the comparable six months was due primarily to an unrealized gain of $1.3 million recorded on non-marketable equity investments resulting from a change in accounting for such investments due to our adoption of ASU 2016-01 effective July 1, 2018.
Provision for income taxes. Our provision for income taxes was $0.2 million in the three months ended December 31, 2018 compared to $26,000 in the three months ended December 31, 2017. Our provision for income taxes was $0.8 million in the six months ended December 31, 2018 compared to $0.3 million in the six months ended December 31, 2017. Our provision for income taxes of $0.8 million and $0.3 million for the six months ended December 31, 2018 and 2017, respectively, was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax rate of 7% and 2% for the six months ended December 31, 2018 and 2017, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two-year carryback period, when applicable.
We anticipate that our foreign tax withholding obligations will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2018 and June 30, 2018, our cumulative unrecognized tax benefits were $4.6 million and $3.8 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2018 and June 30, 2018 was $0.1 million and $0.1 million that if recognized, would affect the effective tax rate. During the three months ended December 31, 2018, we settled an income tax audit examination and paid $0.2 million to the Romanian tax authorities, which amount was previously accrued as an unrecognized tax benefit.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued zero and $0.1 million for the payment of interest and penalties at December 31, 2018 and June 30, 2018.
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
Liquidity and capital resources
The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below (in thousands):

	Six Months Ended December 31,
	2018	2017
Net cash provided by (used in) operating activities	$2,641	$(3,145)
Net cash provided by (used in) investing activities	4,034	(2,845)
Net cash used in financing activities	(1,533)	(1,371)
Effect of exchange rate changes on cash and cash equivalents	(360)	563
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,782	$(6,798)

At December 31, 2018, we had cash, cash equivalents and short-term investments of $85.9 million, which primarily consisted of corporate bonds, asset-backed securities, U.S. treasury securities, commercial paper and municipal securities held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of December 31, 2018, our accounts receivable balance was $43.6 million, of which Ford and GM represented 47% and 20%, respectively.

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
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $2.6 million and $(3.1) million in the six months ended December 31, 2018 and 2017, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our automotive and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the six months ended December 31, 2018, cash provided by operating activities was primarily the result of a net loss of $12.2 million and an unrealized gain on non-marketable equity investments of $1.3 million, which were more than offset by non-cash charges for stock-based compensation of $4.4 million, depreciation and amortization of $2.0 million and $9.7 million from changes in our operating assets and liabilities. In the six months ended December 31, 2017, cash used in operating activities was primarily the result of a net loss of $18.9 million, which was partially offset by non-cash charges for stock-based compensation of $5.4 million, depreciation and amortization of $1.5 million and $9.9 million from changes in our operating assets and liabilities.
Net cash provided by (used in) investing activities. Our investing activities provided (used) $4.0 million and $(2.8) million during the six months ended December 31, 2018 and 2017, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the six months ended December 31, 2018, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $4.5 million, partially offset by purchases of property and equipment of $0.4 million. In the six months ended December 31, 2017, cash used in investing activities was principally the result of purchases of property and equipment of $3.4 million, partially offset by proceeds from sales and maturities of short-term investments, net of purchases, of $0.5 million.
Net cash used in financing activities. During the six months ended December 31, 2018 and 2017, our financing activities used cash of $1.5 million and $1.4 million, respectively. In the six months ended December 31, 2018, we utilized $1.6 million for payment of tax withholdings related to net share settlements of RSUs. In the six months ended December 31, 2017, we utilized $1.6 million for payment of tax withholdings related to net share settlements of RSUs, which was partially offset by cash of $0.2 million provided from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual obligations, commitments and contingencies
As of December 31, 2018, we had an aggregate of $22.1 million of future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third-party content providers, regardless of usage level. The aggregate of $22.1 million of future minimum commitments were comprised of $5.0 million due in fiscal 2019; $6.1 million due in fiscal 2020; $4.0 million due in fiscal 2021; $3.0 million due in fiscal 2022; $2.6 million due in fiscal 2023; and $1.4 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended December 31, 2018, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weakness in internal control over financial reporting described below.
During the three months ended December 31, 2018, we identified certain errors related to our implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) due to our internal control over financial reporting relating to supervision and review of the financial models supporting our revenue recognition accounting and disclosures not operating effectively. We concluded that, because this deficiency created a more than remote likelihood of a material misstatement not being prevented or detected on a timely basis, this deficiency constituted a material weakness in internal control over financial reporting. A description of the matters are set forth in Note 2 to the Condensed Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q.
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
Changes in Internal Control over Financial Reporting
Except for the remediation activities described below being conducted to address the identified control deficiencies relating to our adoption of ASC 606, there were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that our certifying officers concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We are committed to maintaining a strong internal control environment, and we are in the process of executing on a remediation plan that is designed to address the identified control deficiency relating to our adoption of ASC 606. This remediation plan includes formalizing and documenting the communication of information among our internal teams, the hiring or other engagement of additional accounting personnel, the creation of checklists for the review of supporting documentation relating to the application of ASC 606, and conducting additional training of the members of those internal teams regarding the requirements of ASC 606.
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
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purported to be filed on behalf of a class, and it alleged that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. The plaintiff sought statutory and actual damages under the TCPA, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. A settlement was subsequently reached, and the plaintiff filed a motion for preliminary approval of class action settlement on March 5, 2018. The court granted preliminary approval of the class action settlement on April 30, 2018 and final approval of the settlement on September 27, 2018. The settlement became effective on October 30, 2018 and was paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in fiscal 2018. We expect the settlement payments to be paid to claimants in or around March 2019 and for the matter to be finally concluded in or around November 2019.
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
In November 2017, Traxcell Technologies, LLC, or Traxcell, filed patent infringement lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas.  On November 9, 2017, AT&T tendered control of the defense of one of the patents alleged to be infringed upon in the case and sought indemnification for the entire amount of litigation expenses related to the patent and Telenav products, including discovery, defensive intellectual property rights and any judgment rendered in, or settlement of, the lawsuit.  Telenav did not accept tender of the defense but did agree to indemnify AT&T to the extent that the claims relate to the ordinary use of Telenav products. We have not yet determined the extent of our indemnification obligations to AT&T.
On June 15, 2018, Telenav filed a complaint against Traxcell seeking a declaratory judgment of non-infringement against the plaintiff.
On December 26, 2018, Telenav and Traxcell entered into a Settlement Agreement. Traxcell granted Telenav and its customers and end users a license to the patent at issue and certain other related patents, and agreed to withdraw its claims of patent infringement against Telenav products. Telenav agreed to make a one-time payment to Traxcell and to dismiss without prejudice all claims pending in the declaratory judgment matter. On January 10, 2019, the court dismissed without prejudice all claims pending in the declaratory judgment matter.
AT&T’s request for indemnification for its litigation expenses is still pending, and the total amount of those expenses has not yet been determined. In the three months ended December 31, 2018, Telenav has accrued an aggregate of $650,000 relating to the settlement payment and that indemnification request, which amount includes an estimate of the potential impact of the resolution of that indemnification request on Telenav’s financial condition, results of operations and cash flows.
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
As a percentage of revenue, our net loss was 11% and 16% in the six months ended December 31, 2018 and 2017, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so, and we may be unable to generate sufficient revenue from our automotive navigation and advertising businesses to return Telenav to profitability in the short-term, if at all.
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

•	the recent decision by Toyota to expand Apple’s CarPlay compatibility to certain of its 2019 model year and beyond Toyota and Lexus vehicles;

•	Ford’s announced intentions to modify its North America and European passenger car portfolio whereby it has begun phasing out certain car models;

•	GM’s announced intentions to end production of certain passenger vehicles in North America;

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
Ford represented approximately 58% and 71% of our revenue and approximately 54% and 67% of our billings in the six months ended December 31, 2018 and 2017, respectively. GM represented approximately 16% and less than 10% of our revenue and approximately 18% and less than 10% of our billings in the six months ended December 31, 2018 and 2017, respectively. During the first and second quarters of fiscal 2019, we experienced a decline in billings as compared to the first and second quarters of fiscal 2018 due primarily to a reduction in certain content costs that are passed through to Ford. We expect that Ford, GM, other automobile manufacturers and tier ones will account for an increasing portion of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. However, our revenue and billings could potentially decline if Ford or GM increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or its sales of vehicles fall below forecast due to competition, global macro-economic conditions or other factors. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze is available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America. We may not successfully increase our revenue and billings from Ford or GM if our products are replaced within vehicles by Ford or GM with our competitors’ products or from price competition from third parties. Moreover, Ford announced its intention to modify its North American passenger car portfolio strategy and has begun phasing out certain car models, and it recently indicated that it is also considering changes in its European portfolio strategy. This could lead to a significant reduction in the sales of vehicles with our products as an option. We may not be able to mitigate the effect of any lost billings and revenue and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On December 14, 2017, Ford awarded to Telenav a further extension of the Ford Agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford, subject to certain conditions and execution of a subsequent amendment to the Ford Agreement. The subsequent amendment was executed in March 2018. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. The terms of this next generation navigation solution were executed by amendment in December 2018, and this amendment extended the term of the agreement to December 31, 2022 for North America production; provided that Ford may also exercise an option to extend the term subject to certain conditions. We were not awarded the contracts for Europe, South America and Australia and New Zealand. The loss of any contracts awarded, or our failure to be awarded contracts for certain geographies, may adversely impact our business, financial condition and results of operations.
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
Expanding our initial automotive entry in the Chinese market is an important component of our global growth strategy. The automotive software market in China is highly competitive. This competition comes from large international automotive software providers as well as strong domestic providers. The Chinese navigation software market is seeing transition towards new business models by third-party navigation product vendors, such as substantially lower per unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage-based insurance and utilizing data to create high definition maps. Global platform navigation products tend to fare poorly in China. For example, our revenue from Ford China declined materially in fiscal 2018 and the first half of fiscal 2019 and we expect it to continue to decline in the absence of a new, localized product. We may need to change or modify our license fee model in China in order to compete effectively. Our inability to do so may have a material impact on our ability to expand into the Chinese market. Even if we adopt new license fee models for China based automobile manufacturers, we may not recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes, could also impact us in additional markets including, but not limited to, North America and Europe.
We may not be successful in generating material revenue from automobile manufacturers and tier ones other than Ford and GM. As a result, our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive revenue.
Although we have attempted to mitigate our dependence on Ford and GM by establishing relationships with other automobile manufacturers and tier ones, these relationships may not produce significant revenue if the products are launched in limited models or face competition from third parties. Even if we are able to diversify our automotive navigation business through new arrangements, customers may not elect to purchase automobile manufacturer and tier one navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. Even if we win new awards, once those programs go into production, consumers may not widely adopt our navigation offerings or may criticize the performance or quality of the navigation software and our reputation may be harmed. If customer purchase rates are less than anticipated, or if our relationships with one or more of these other automobile manufacturers and tier ones are terminated or not renewed or extended, we may be unable to effectively diversify our automotive navigation revenue and our business, financial condition and results of operations may be harmed.
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
There have been ongoing discussions and commentary regarding potential significant changes to the United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. Earlier this year, the Office of the U.S. Trade Representative, or the USTR, enacted tariffs on imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of other Chinese products with an additional combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10% and was scheduled to increase to 25% on January 1, 2019; however, that increase has been delayed for 90 days pending trade negotiations between the U.S. and China. In addition, tariffs may be increased in the future. The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. If significant tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Furthermore, current or future tariffs imposed by the U.S. may also negatively impact the automobile manufacturers to which we provide our automotive navigation products and services, thereby causing an indirect negative impact on our own sales. Any reduction in the sales of our customers and business partners, and/or any apprehension among our customers and business partners of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. Administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.

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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft Corporation also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, similar to Sprint, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple CarPlay or Google’s auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase on-board navigation solutions. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We may not successfully increase our revenue from Ford or Toyota, and our revenue could decrease, if our products are replaced within vehicles by Ford or Toyota with our competitors’ products or due to price competition from third parties.
We compete in the automotive navigation market with established automobile manufacturers and tier ones and providers of on-board navigation services such as AISIN AW CO., Ltd, AutoNavi Software Co., Ltd., Robert Bosch GmbH, Elektrobit Corporation, Garmin, Ltd., HERE, Navinfo Co., Ltd., NNG LLC, Shenyang MXNavi Co., Ltd., and TomTom, as well as other competitors such as Apple and Google. We compete in the advertising network services business with mobile platform providers, including Google, Facebook, Inc., Verizon Media Group, GroundTruth, Inc., Verve Wireless, Inc., PlaceIQ, Inc. and NinthDecimal, Inc., among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
Our cash equivalent and short-term investment portfolio as of December 31, 2018 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 31, 2018, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles, such as ASC 842, Leases, may require that we make significant changes to our systems, processes and controls.
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
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third-party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. The termination dates of our licenses to data from TomTom utilized in our mobile and automotive products generally approximate the respective termination dates of our obligations to provide map data to the applicable wireless carriers and automobile manufacturers. Our master data license agreement with HERE was automatically renewed under its existing terms through January 31, 2020, and automatically renews for successive one-year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. However, individual territory licenses with distinct term, termination and renewal provisions further govern the license of map data to support individual programs and products for our automobile manufacturers and tier ones.
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
AWS hosting services are potentially vulnerable to damage or interruption from a variety of sources, including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. We have not yet completed a comprehensive business continuity plan, and there can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we were to experience damage or interruptions to AWS hosting services our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.
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
As of December 31, 2018, we had international operations in China, Romania, Germany, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and tier ones, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 84% and 93% of our total revenue in the six months ended December 31, 2018 and 2017, respectively. However, our product is distributed globally in many different regions outside the United States, including Australia and New Zealand, China, Europe and South America. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in certain countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
The United Kingdom’s vote to leave the European Union will have uncertain effects and could adversely affect us.
On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, or EU, (commonly referred to as the “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty, triggering the two-year negotiation period for exiting the EU. The withdrawal of the UK from the EU will is scheduled to take effect on March 29, 2019 either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the UK provides a notice of withdrawal pursuant to the EU Treaty and transitional provisions may or may not be put in place to ease the process.
The effects of Brexit will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of Brexit are being negotiated and such uncertainties could impair or limit our ability to transact business in the member EU states.
Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market and fiscal conditions in the UK and the EU and to changes in any of these conditions. Depending on the terms reached regarding Brexit, it is possible that there may be adverse practical and/or operational implications on our business.
A significant amount of the regulatory regime that applies to us in the UK is derived from EU directives and regulations. For so long as the UK remains a member of the EU, those sources of legislation will (unless otherwise repealed or amended) remain in effect. However, Brexit could change the legal and regulatory framework within the UK where we operate and is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. Consequently, no assurance can be given as to the impact of Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
We rely on our management team and need specialized personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
Our success and future growth depend on the skills, working relationships and continued services of our management team. We have experienced significant turnover in our management team since the beginning of fiscal 2019, including the departure of our General Counsel in October 2018 and the departure of our Chief Financial Officer in January 2019, and these and certain other senior positions are currently occupied by individuals engaged temporarily on a contract basis. Our future performance will depend on our ability to recruit permanent successors to these departing executives and continue to retain other members of our senior management, particularly in the growth areas of our business, such as hybrid or brought-in automotive navigation.
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
We have received, and may in the future receive, claims from third parties alleging infringement and other related claims. Current and future litigation may make it necessary to defend ourselves and our customers and other business partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, our wireless carrier customers or our other business partners. These companies typically have little or no product revenue and therefore our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

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
During the three months ended December 31, 2018, we identified certain errors related to our implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) due to our internal control over financial reporting relating to supervision and review of the financial models supporting our revenue recognition accounting and disclosures not operating effectively. We concluded that, because this deficiency created a more than remote likelihood of a material misstatement not being prevented or detected on a timely basis, this deficiency constituted a material weakness in internal control over financial reporting. A description of the matters are set forth in Note 2 to the Condensed Consolidated Financial Statements included in Part 1 of this Quarterly Report on Form 10-Q.
As further described in Part I, Item 4 of this Quarterly Report on Form 10-Q, we are taking specific steps to remediate the material weakness by implementing and enhancing our internal controls. The material weakness will not be remediated until all of those steps have been implemented and the affected internal controls have been tested and determined to be operating effectively. In addition, we may need to modify these steps or implement additional remediation measures to address the material weakness, and we cannot be certain that the measures we have taken, and expect to take, will be sufficient to address the issues identified, to ensure that our internal controls are effective, or to ensure that the identified material weakness will not result in a future material misstatement of our annual or interim consolidated financial statements.
If we are unable to remediate this material weakness in a timely manner and otherwise comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price and trading liquidity of our stock may decline, investors may lose confidence in our reported financial information, we could be subject to civil and criminal investigations and penalties by the NASDAQ Global Market, the SEC or other regulatory authorities, and our business and financial condition could otherwise be materially and adversely impacted.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of December 31, 2018, only three research analysts publish reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. Our stock has recently traded at prices below $5.00 per share. If our stock continues to trade at prices below $5.00 per share for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
Our stock price has fluctuated significantly and may continue to fluctuate in the future.
Our common stock was sold in our IPO at $8.00 per share. Although our common stock has traded at prices as high as $22.07 per share, it has also traded at prices as low as $3.35 and has tended to have significant downward and upward price movements in a relatively short time period. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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
In addition, our stock has recently traded at prices below $3.50 per share. If the market price of our common stock stays below $5.00 per share for an extended period of time, under stock exchange rules, our stockholders will not be able to use such shares as collateral for borrowing in margin accounts. Further, certain institutional investors are restricted from investing in shares priced below $5.00 per share. This inability to use shares of our common stock as collateral and the inability of certain institutional investors to invest in our shares may depress demand and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common stock.
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
Our executive officers, directors, current 5% or greater stockholders and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 42.7% of our common stock outstanding as of December 31, 2018. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Also, these stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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
10.16.48+
Fifth Amendment dated November 6, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.
Filed herewith
10.16.49+
Eighth Amendment dated December 13, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.
Filed herewith
10.16.50+	Territory License No. 14, dated December 21, 2018, between HERE North America, LLC, and Telenav, Inc.	Filed herewith
10.23.2	Consulting Agreement, effective September 11, 2018, by and between Telenav, Inc. and Michael W. Strambi	Filed herewith
10.23.3	Transition Agreement and Release, effective September 19, 2019, by and between Michael W. Strambi and Telenav, Inc.	Filed herewith
10.26.27+	Amendment No. 27, effective July 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.26.28+	Amendment No. 28, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.26.29+	Amendment No. 29, effective December 7, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.27+	Services Agreement, dated March 7, 2017, by and between General Motors Holdings LLC and Telenav, Inc.	Filed herewith
10.43	Confidential Consulting Agreement, effective November 2, 2018, by and between FLG Partners, LLC and Telenav, Inc.	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

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

TELENAV, INC.

Dated:	February 7, 2019	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	February 7, 2019	By:	/s/ FUAD AHMAD
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Accounting Officer)