Form 10-Q
period 2019-03-31
Telenav, Inc.
filed 2019-05-10
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 Par Value per Share	TNAV	The NASDAQ Global Market
As of March 31, 2019, there were 45,642,596 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2019	June 30, 2018 As Adjusted(1)

Assets
Current assets:
Cash and cash equivalents	$21,254	$17,117
Short-term investments	65,210	67,829
Accounts receivable, net of allowances of $12 and $17 at March 31, 2019 and June 30, 2018, respectively	57,829	46,188
Restricted cash	1,915	2,982
Deferred costs	15,385	11,759
Prepaid expenses and other current assets	3,635	3,867
Total current assets	165,228	149,742
Property and equipment, net	5,922	6,987
Deferred income taxes, non-current	655	867
Goodwill and intangible assets, net	30,261	31,046
Deferred costs, non-current	56,974	46,666
Other assets	3,398	2,372
Total assets	$262,438	$237,680
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$25,254	$13,008
Accrued expenses	36,672	38,803
Deferred revenue	28,462	20,714
Income taxes payable	382	221
Total current liabilities	90,770	72,746
Deferred rent, non-current	1,379	1,112
Deferred revenue, non-current	75,357	53,824
Other long-term liabilities	1,035	1,115
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 45,643 and 44,871 shares issued and outstanding at March 31, 2019 and June 30, 2018, respectively	46	45
Additional paid-in capital	172,997	167,895
Accumulated other comprehensive loss	(1,723)	(1,855)
Accumulated deficit	(77,423)	(57,202)
Total stockholders’ equity	93,897	108,883
Total liabilities and stockholders’ equity	$262,438	$237,680
(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018 As Adjusted(1)	2019	2018 As Adjusted(1)
Revenue:
Product	$41,723	$34,455	$124,050	$120,754
Services	11,346	11,927	38,394	41,722
Total revenue	53,069	46,382	162,444	162,476
Cost of revenue:
Product	23,532	19,270	72,135	76,949
Services	6,095	5,397	20,445	19,299
Total cost of revenue	29,627	24,667	92,580	96,248
Gross profit	23,442	21,715	69,864	66,228
Operating expenses:
Research and development	20,508	22,018	59,701	64,098
Sales and marketing	5,265	5,654	14,135	15,854
General and administrative	5,523	5,618	16,694	16,343
Goodwill impairment	—	2,666	—	2,666
Legal settlements and contingencies	—	115	650	425
Total operating expenses	31,296	36,071	91,180	99,386
Loss from operations	(7,854)	(14,356)	(21,316)	(33,158)
Other income, net	581	229	2,703	400
Loss before provision for income taxes	(7,273)	(14,127)	(18,613)	(32,758)
Provision for income taxes	208	330	1,019	611
Net loss	$(7,481)	$(14,457)	$(19,632)	$(33,369)

Net loss per share:
Basic and diluted	$(0.16)	$(0.32)	$(0.43)	$(0.75)
Weighted average shares used in computing net loss per share:
Basic and diluted	45,585	44,637	45,347	44,396

Stock-based compensation expense included above:
Cost of revenue	$28	$36	$84	$109
Research and development	1,143	1,249	3,669	4,293
Sales and marketing	346	396	1,013	1,315
General and administrative	390	565	1,525	1,897
Total stock-based compensation expense	$1,907	$2,246	$6,291	$7,614
(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2019	2018 As Adjusted(1)	2019	2018 As Adjusted(1)

Net loss	$(7,481)	$(14,457)	$(19,632)	$(33,369)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(54)	392	(402)	957
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	328	(353)	514	(566)
Reclassification adjustments for gain on available-for-sale securities recognized, net of tax	13	46	20	52
Net increase (decrease) from available-for-sale securities, net of tax	341	(307)	534	(514)
Other comprehensive income (loss), net of tax	287	85	132	443
Comprehensive loss	$(7,194)	$(14,372)	$(19,500)	$(32,926)
(1) See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended March 31, 2019	Shares	Amount
Balance at June 30, 2018 as adjusted(1)	44,871	$45	$167,895	$(1,855)	$(57,202)	$108,883
Issuance of common stock upon exercise of stock options	5	—	25	—	—	25
Release of restricted stock units	385	—	(1,205)	—	—	(1,205)
Stock-based compensation expense	—	—	2,269	—	—	2,269
Foreign currency translation adjustment, net of tax	—	—	—	(217)	—	(217)
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	91	—	91
Net loss	—	—	—	—	(7,570)	(7,570)
Balance at September 30, 2018	45,261	45	168,984	(1,981)	(64,772)	102,276
Issuance of common stock upon exercise of stock options	—	—	1	—	—	1
Release of restricted stock units	280	1	(353)	—	—	(352)
Stock-based compensation expense	—	—	2,115	—	—	2,115
Foreign currency translation adjustment, net of tax	—	—	—	(131)	—	(131)
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	102	—	102
Net loss	—	—	—	—	(4,581)	(4,581)
Balance at December 31, 2018	45,541	46	170,747	(2,010)	(69,353)	99,430
Issuance of common stock upon exercise of stock options	244	—	1,330	—	—	1,330
Release of restricted stock units	79	—	(273)	—	—	(273)
Repurchases of common stock	(221)	—	(714)	—	(589)	(1,303)
Stock-based compensation expense	—	—	1,907	—	—	1,907
Foreign currency translation adjustment, net of tax	—	—	—	(54)	—	(54)
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	341	—	341
Net loss	—	—	—	—	(7,481)	(7,481)
Balance at March 31, 2019	45,643	$46	$172,997	$(1,723)	$(77,423)	$93,897

Nine Months Ended March 31, 2018
Balance at June 30, 2017 as adjusted(1)	43,946	$44	$159,666	$(1,934)	$(16,072)	$141,704
Issuance of common stock upon exercise of stock options	37	—	197	—	—	197
Release of restricted stock units	329	—	(1,102)	—	—	(1,102)
Stock-based compensation expense	—	—	2,480	—	—	2,480
Foreign currency translation adjustment, net of tax	—	—	—	360	—	360
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	27	—	27
Adoption of ASU 2016-16 using the modified retrospective method	—	—	—	—	(296)	(296)
Net loss	—	—	—	—	(10,518)	(10,518)
Balance at September 30, 2017	44,312	44	161,241	(1,547)	(26,886)	132,852
Issuance of common stock upon exercise of stock options	14	—	38	—	—	38
Release of restricted stock units	226	1	(504)	—	—	(503)
Stock-based compensation expense	—	—	2,888	—	—	2,888
Foreign currency translation adjustment, net of tax	—	—	—	209	—	209
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	(8,394)	(8,394)
Balance at December 31, 2017	44,552	45	163,663	(1,573)	(35,280)	126,855
Issuance of common stock upon exercise of stock options	56	—	228	—	—	228
Release of restricted stock units	136	—	(447)	—	—	(447)
Stock-based compensation expense	—	—	2,246	—	—	2,246
Foreign currency translation adjustment, net of tax	—	—	—	392	—	392
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(307)	—	(307)
Net loss	—	—	—	—	(14,457)	(14,457)
Balance at March 31, 2018	44,744	$45	$165,690	$(1,488)	$(49,737)	$114,510
(1) Accumulated deficit and total stockholders’ equity have been adjusted. See Note 1 for a summary of adjustments.
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2019	2018 As Adjusted(1)
Operating activities
Net loss	$(19,632)	$(33,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,982	2,476
Deferred rent reversal due to lease termination	—	(538)
Tenant improvement allowance recognition due to lease termination	—	(582)
Accretion of net premium on short-term investments	(15)	156
Stock-based compensation expense	6,291	7,614
Goodwill impairment	—	2,666
Unrealized gain on non-marketable equity investments	(1,260)	—
Loss (gain) on disposal of property and equipment	(4)	13
Bad debt expense	4	(17)
Changes in operating assets and liabilities:
Accounts receivable	(11,645)	6,706
Deferred income taxes	195	(68)
Income taxes receivable	—	2
Deferred costs	(13,934)	(21,387)
Prepaid expenses and other current assets	230	177
Other assets	36	(614)
Trade accounts payable	12,290	11,398
Accrued expenses and other liabilities	(2,426)	(12,082)
Income taxes payable	160	64
Deferred rent	483	1,145
Deferred revenue	29,281	32,162
Net cash provided by (used in) operating activities	3,036	(4,078)
Investing activities
Purchases of property and equipment	(957)	(4,572)
Purchases of short-term investments	(31,044)	(42,849)
Proceeds from sales and maturities of short-term investments	34,214	48,690
Net cash provided by investing activities	2,213	1,269
Financing activities
Proceeds from exercise of stock options	1,356	463
Tax withholdings related to net share settlements of restricted stock units	(1,831)	(2,052)
Repurchase of common stock	(1,303)	—
Net cash used in financing activities	(1,778)	(1,589)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(401)	956
Net increase (decrease) in cash, cash equivalents and restricted cash	3,070	(3,442)
Cash, cash equivalents and restricted cash, at beginning of period	20,099	24,158
Cash, cash equivalents and restricted cash, at end of period	$23,169	$20,716
Supplemental disclosure of cash flow information
Income taxes paid, net	$730	$803
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$21,254	$17,509
Restricted cash	1,915	3,207
Total cash, cash equivalents and restricted cash	$23,169	$20,716
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the nine months ended March 31, 2019 and 2018.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 54% and 71% of total revenue for the three months ended March 31, 2019 and 2018, respectively, and 57% and 71% of total revenue for the nine months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and June 30, 2018, receivables due from Ford were 53% and 56% of total accounts receivable, respectively.
Revenue related to products and services provided through General Motors Holdings and its affiliates, or GM, comprised 19% and less than 10% of total revenue for the three months ended March 31, 2019 and 2018, respectively, and 17% and less than 10% of total revenue for the nine months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and June 30, 2018, receivables due from GM were 14% and 10% of total accounts receivable, respectively.
Restricted cash
As of March 31, 2019 and June 30, 2018, we had restricted cash of $1.9 million and $3.0 million, respectively, on our consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of March 31, 2019, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2018	$(1,163)	$(692)	$(1,855)
Other comprehensive income (loss) before reclassifications, net of tax	(402)	514	112
Amount reclassified from accumulated other comprehensive loss, net of tax	—	20	20
Other comprehensive income (loss), net of tax	(402)	534	132
Balance, net of tax as of March 31, 2019	$(1,565)	$(158)	$(1,723)

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the nine months ended March 31, 2019.
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
Recently adopted accounting pronouncements
In November 2016, the Financial Accounting Standards Board, or FASB, issued new guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires that restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown in the statement of cash flows. The new standard was effective for us in our first quarter of fiscal 2019 and requires a retrospective method of adoption. We adopted this standard on July 1, 2018 on a retrospective basis,

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

resulting in immaterial changes to our previously reported condensed consolidated statement of cash flows for the nine months ended March 31, 2018.
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
In January 2016, the FASB issued new guidance that amends the accounting and disclosures of financial instruments, including a provision that requires equity investments (except for investments accounted for under the equity method of accounting) to be measured at fair value with changes in fair value recognized in current earnings. A practicality exception applies to those equity investments that do not have a readily determinable fair value. These investments may be measured at cost, adjusted for changes in observable prices minus impairment. The new standard was effective prospectively for us in our first quarter of fiscal 2019 for our equity investments that were previously accounted for under the cost-method. We adopted this standard on July 1, 2018 and recorded an unrealized gain of $1.3 million on non-marketable equity investments. See Note 4 to these condensed consolidated financial statements.
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
Regarding brought-in automotive solutions, historically we recognized revenue for each royalty over the expected remaining term of the service obligation. Effective July 1, 2018, since these contracts contain variable consideration that does not meet the allocation objective of ASC 606 to recognize the fees in the month in which they are earned because the terms of the variable payments do not relate specifically to the outcome from transferring the distinct time increment (month) of service, we will estimate the total transaction price each reporting period, subject to a constraint, and then recognize revenue ratably over the period the services obligation is expected to be fulfilled, as further described in the section titled “Services revenue” of this Note 1.

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
We adjusted our condensed consolidated financial statements from amounts previously reported due to the adoption of ASC 606. Summarized financial information depicting the impact of ASC 606 is presented below. Our historical net cash flows provided by or used in operating, investing and financing activities are not impacted by the adoption of ASC 606. (Amounts in thousands, except per share data):

	As of June 30, 2018
	As Reported Form 10-K	Adjustments	As Adjusted
Assets
Deferred costs	$31,888	$(20,129)	$11,759
Deferred costs, noncurrent	109,269	(62,603)	46,666
Total assets	320,412	(82,732)	237,680
Liabilities and stockholders’ equity
Deferred revenue	52,871	(32,157)	20,714
Deferred revenue, noncurrent	182,236	(128,412)	53,824
Accumulated deficit	(135,042)	77,840	(57,202)
Total liabilities and stockholders’ equity	320,412	(82,732)	237,680
In addition, previously reported accumulated deficit of $45.6 million as of June 30, 2017 was adjusted by $29.5 million to $16.1 million, as adjusted.

	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	As Reported Mar. 31, 2018 Form 10-Q	Adjustments	As Adjusted	As Reported Mar. 31, 2018 Form 10-Q	Adjustments	As Adjusted
Revenue:
Product	$4,014	$30,441	$34,455	$53,285	$67,469	$120,754
Services	9,809	2,118	11,927	36,276	5,446	41,722
Total revenue	13,823	32,559	46,382	89,561	72,915	162,476
Cost of revenue:
Product	3,105	16,165	19,270	32,832	44,117	76,949
Services	5,115	282	5,397	18,546	753	19,299
Total cost of revenue	8,220	16,447	24,667	51,378	44,870	96,248
Gross profit	5,603	16,112	21,715	38,183	28,045	66,228
Operating expenses:
Research and development	22,212	(194)	22,018	65,197	(1,099)	64,098
Total operating expenses	36,265	(194)	36,071	100,485	(1,099)	99,386
Loss from operations	(30,662)	16,306	(14,356)	(62,302)	29,144	(33,158)
Net loss	(30,763)	16,306	(14,457)	(62,513)	29,144	(33,369)
Net loss per share, basic and diluted	$(0.69)	$0.37	$(0.32)	$(1.41)	$0.66	$(0.75)

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
Disaggregation of revenue
In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, the following table depicts the disaggregation of revenue according to revenue type and pattern of recognition, and is consistent with how we evaluate our financial performance (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Product
On-board automotive navigation solutions (point in time)(1)	$41,723	$34,455	$124,050	$120,754
Total product revenue	41,723	34,455	124,050	120,754
Services
Brought-in automotive navigation solutions (over time)(2)	4,250	3,903	12,272	10,087
Automotive maintenance and support (over time)	42	9	697	24
Advertising services (point in time)	4,529	4,811	17,492	21,168
Mobile navigation services (over time)	2,525	3,204	7,933	10,443
Total services revenue	11,346	11,927	38,394	41,722
Total revenue	$53,069	$46,382	$162,444	$162,476
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
Contract assets
Contract assets relate to our rights to consideration for performance obligations satisfied but not billed at the reporting date. As of March 31, 2019 and June 30, 2018, we had no contract assets.
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
Deferred costs also include the cost of customized software we develop for customers. We begin deferring development costs when they relate directly to a contract or specific anticipated contract and such costs are incurred to satisfy performance obligations in the future, provided they are expected to be recovered. We recognize these deferred software development costs as cost of revenue upon transfer of control of the associated performance obligation. We evaluate contract cost deferrals for impairment on a quarterly basis or whenever events or changes in circumstances indicate that a project may require recognition of a contract loss. We did not record any impairment losses during the three months ended March 31, 2019 and 2018.

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
Changes in the balance of total deferred costs (current and non-current) during the nine months ended March 31, 2019 are as follows (in thousands):

	Deferred Costs
	Content	Development	Total
Balance, June 30, 2018 (as adjusted)	$48,946	$9,479	$58,425
Content licensing costs incurred	90,056	—	90,056
Customized software development costs incurred	—	1,432	1,432
Less: cost of revenue recognized	(74,747)	(2,807)	(77,554)
Balance, March 31, 2019	$64,255	$8,104	$72,359

Recent accounting pronouncements
In February 2016, the FASB issued ASU No. 2016-02 (Topic 842). Topic 842 amends a number of aspects of lease accounting, including requiring lessees to recognize leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. In July 2018, the FASB issued supplemental adoption guidance and clarification to Topic 842 within ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842): Targeted Improvements.” The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. A modified retrospective application is required with an option to not restate comparative periods in the period of adoption. The Company will adopt this new standard on July 1, 2019, and currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption, which will increase total assets and total liabilities that the Company reports relative to such amounts prior to adoption.
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
With the exception of the recently adopted and new accounting pronouncements discussed above, there have been no other changes in accounting pronouncements during the nine months ended March 31, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2018, that are of significance or potential significance to us.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(7,481)	$(14,457)	$(19,632)	$(33,369)
Weighted average common shares used in computing net loss per share, basic and diluted	45,585	44,637	45,347	44,396
Net loss per share, basic and diluted	$(0.16)	$(0.32)	$(0.43)	$(0.75)

The following potential shares outstanding as of March 31, 2019 and 2018 were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	March 31,
	2019	2018
Stock options	4,687	5,345
Restricted stock units	2,649	3,256
Total	7,336	8,601

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. These marketable securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the nine months ended March 31, 2019 and 2018.
Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2019 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$15,089	$—	$—	$15,089
Cash equivalents:
Money market mutual funds	2,921	—	—	2,921
Commercial paper	3,245	—	(1)	3,244
Total cash equivalents	6,166	—	(1)	6,165
Total cash and cash equivalents	21,255	—	(1)	21,254
Short-term investments:
U.S. treasury securities	5,292	3	(15)	5,280
U.S. agency securities	2,595	6	(5)	2,596
Asset-backed securities	8,699	27	(28)	8,698
Municipal securities	2,926	2	—	2,928
Commercial paper	1,490	—	—	1,490
Corporate bonds	44,227	109	(118)	44,218
Total short-term investments	65,229	147	(166)	65,210
Cash, cash equivalents and short-term investments	$86,484	$147	$(167)	$86,464

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

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than 12 months or a continuous unrealized loss position for 12 months or greater, as of March 31, 2019 and June 30, 2018 (in thousands):

	March 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$799	$—	$3,980	$(15)	$4,779	$(15)
U.S. agency securities	—	—	995	(5)	995	(5)
Asset-backed securities	48	—	4,475	(28)	4,523	(28)
Municipal securities	508	—	—	—	508	—
Commercial paper	3,245	—	—	—	3,245	—
Corporate bonds	5,309	(8)	23,044	(110)	28,353	(118)
Total	$9,909	$(8)	$32,494	$(158)	$42,403	$(166)

	June 30, 2018
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$4,703	$(34)	$—	$—	$4,703	$(34)
U.S. agency securities	1,118	(6)	1,290	(10)	2,408	(16)
Asset-backed securities	5,368	(69)	1,562	(3)	6,930	(72)
Municipal securities	1,716	(4)	—	—	1,716	(4)
Commercial paper	1,249	—	—	—	1,249	—
Corporate bonds	34,982	(318)	10,880	(117)	45,862	(435)
Total	$49,136	$(431)	$13,732	$(130)	$62,868	$(561)

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

There were 20 securities and 111 securities in an unrealized loss position for less than 12 months at March 31, 2019 and at June 30, 2018, respectively, and 74 securities and 25 securities in an unrealized loss position for 12 months or greater at March 31, 2019 and at June 30, 2018, respectively.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2019 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$36,068	$35,983
Due between one and two years	17,818	17,805
Due between two and three years	11,343	11,422
Total	$65,229	$65,210

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of March 31, 2019, we did not consider any of our short-term investments to be other-than-temporarily impaired.

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
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of March 31, 2019 and June 30, 2018, we did not have any short-term investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at March 31, 2019 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Fair Value Measurements at March 31, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$2,921	$2,921	$—	$—
Commercial paper	3,244	—	3,244	—
Total cash equivalents	6,165	2,921	3,244	—
Short-term investments:
U.S. treasury securities	5,280	5,280	—	—
U.S. agency securities	2,596	—	2,596	—
Asset-backed securities	8,698	—	8,698	—
Municipal securities	2,928	—	2,928	—
Commercial paper	1,490	—	1,490	—
Corporate bonds	44,218	—	44,218	—
Total short-term investments	65,210	5,280	59,930	—
Cash equivalents and short-term investments	$71,375	$8,201	$63,174	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2018 (in thousands):

	Fair Value Measurements at June 30, 2018 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$3,751	$3,751	$—	$—
U.S. treasury securities	498	498	—	—
Commercial paper	2,666	—	2,666	—
Total cash equivalents	6,915	4,249	2,666	—
Short-term investments:
U.S. treasury securities	4,703	4,703	—	—
U.S. agency securities	2,408	—	2,408	—
Asset-backed securities	7,969	—	7,969	—
Municipal securities	2,216	—	2,216	—
Commercial paper	1,249	—	1,249	—
Corporate bonds	49,284	—	49,284	—
Total short-term investments	67,829	4,703	63,126	—
Cash equivalents and short-term investments	$74,744	$8,952	$65,792	$—

Accretion of net premium on short-term investments totaled $(15,000) and $156,000 in the nine months ended March 31, 2019 and 2018, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the nine months ended March 31, 2019 and 2018.
We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2019 or June 30, 2018.
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
On July 1, 2018, we adopted ASU 2016-01, which changed the way we account for non-marketable equity securities. The carrying value of our non-marketable equity securities is measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Because we adopted ASU 2016-01 prospectively for investments without readily determinable market values, we apply the measurement alternative commencing July 1, 2018. Non-marketable equity securities remeasured during the nine months ended March 31, 2019 are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.
During the nine months ended March 31, 2019, we recorded an upward adjustment to carrying value resulting from the sale of similar securities by an investee company. A summary of unrealized gains and losses recorded in other income (expense), net, and included as adjustments to the carrying value of non-marketable equity securities held as of March 31, 2019 is as follows (in thousands):

Carrying value (cost basis), June 30, 2018	$708
Upward adjustments	1,259
Downward adjustments (including impairment)	—
Carrying value, March 31, 2019	$1,967

Included in the $2.0 million carrying value of non-marketable equity securities, $1.5 million was measured at fair value based on observable market transactions, resulting in a net unrealized gain of $1.3 million as of March 31, 2019.

5.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of March 31, 2019 and June 30, 2018 was $28.7 million.
Intangible assets consisted of the following (in thousands):

	March 31, 2019	June 30, 2018
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(12,276)	(11,491)
Intangible assets, net	$1,599	$2,384

Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $218,000 and $283,000 for the three months ended March 31, 2019 and 2018, respectively, and $785,000 and $849,000 for the nine months ended March 31, 2019 and 2018, respectively.
As of March 31, 2019, remaining amortization expense for intangible assets by fiscal year was as follows: $218,000 in fiscal 2019, $872,000 in fiscal 2020 and $509,000 in fiscal 2021.
Accrued expenses
Accrued expenses consisted of the following (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	March 31, 2019	June 30, 2018
Accrued compensation and benefits	$8,324	$12,024
Accrued royalties	16,921	16,298
Customer overpayments and related reserves	3,088	5,356
Other accrued expenses	8,339	5,125
Total accrued expenses	$36,672	$38,803

6.	Deferred revenue and remaining performance obligations
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under our contracts with customers and is recognized upon transfer of control. Changes in the balance of total deferred revenue (current and non-current) during the nine months ended March 31, 2019 were as follows (in thousands):

Beginning balance, June 30, 2018 (as adjusted)	$74,538
Revenue recognized that was included in beginning balance	(18,220)
Amount billed, net of revenue recognized that was not included in beginning balance	47,501
Ending balance, March 31, 2019	$103,819

The cumulative adjustment as a result of changes in the estimate of the transaction price of customer contracts during the three and nine months ended March 31, 2019 was a net increase in revenue recognized of $180,000 and $469,000, respectively. In addition, the amount of revenue recognized in the three and nine months ended March 31, 2019 from performance obligations satisfied or partially satisfied in previous periods was $563,000 and $1.1 million, respectively.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of March 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for our automotive segment was $68.9 million, which is expected to be recognized over a remaining period of approximately 5 to 8 years. This amount excludes the variable consideration that falls under the exemption for usage-based royalties promised in exchange for a license of intellectual property. We have used the practical expedient to not disclose amounts related to the comparative period under ASC 606.
The aggregate amount of transaction price allocated to the remaining performance obligations for our advertising segment and our mobile navigation segment as of March 31, 2019 was not material.

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
As of March 31, 2019, we had future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third-party content providers, regardless of usage level. The aggregate future minimum commitments were comprised of the following (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Payments Due by Period
	Total	Fiscal 2019	Fiscal 2020	Fiscal 2021	Fiscal 2022	Fiscal 2023	Thereafter
Operating lease obligations	$14,917	$994	$4,705	$3,523	$2,971	$2,198	$526
Purchase obligations	9,908	4,464	2,488	1,185	525	415	831
Total contractual obligations	$24,825	$5,458	$7,193	$4,708	$3,496	$2,613	$1,357

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
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purported to be filed on behalf of a class, and it alleged that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. The plaintiff sought statutory and actual damages under the TCPA, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. A settlement was subsequently reached, and the plaintiff filed a motion for preliminary approval of class action settlement on March 5, 2018. The court granted preliminary approval of the class action settlement on April 30, 2018 and final approval of the settlement on September 27, 2018. The settlement became effective on October 30, 2018 and was paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in fiscal 2018. We expect the matter to be finally concluded in or around November 2019.
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
In August 2017, AT&T Mobility LLC, or AT&T, and Sprint Spectrum L.P., or Sprint, sent Telenav indemnification requests relating to patent infringement lawsuits brought by Location Based Services LLC, alleging patent infringement by the AT&T Navigator system and App for iOS and Android, and the Sprint Scout System and the Sprint Scout App for iOS and Android. Location Based Services LLC filed separate lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas, asserting five U.S. Patents. Telenav agreed to indemnify and defend AT&T and Sprint in connection with these matters. We accrued $250,000 related to these matters in the nine months ended March 31, 2018 and recorded this amount as legal settlements and contingencies expense in our consolidated statement of operations. On November 22, 2017, Location Based Services LLC entered into a Settlement and License Agreement with Telenav for the patents in suit and 15 other patents assigned to Location Based Services LLP.
In November 2017, Traxcell Technologies, LLC, or Traxcell, filed patent infringement lawsuits against AT&T and Sprint in the U.S. District Court for the Eastern District of Texas.  On November 9, 2017, AT&T tendered control of the defense of one of the patents alleged to be infringed upon in the case and sought indemnification for the entire amount of litigation expenses related to the patent and Telenav’s products, including discovery, defensive intellectual property rights and any judgment rendered in, or settlement of, the lawsuit.  Telenav did not accept tender of the defense but did agree to indemnify AT&T to the extent that the claims relate to the ordinary use of Telenav products. We have not yet determined the extent of our indemnification obligations to AT&T.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

prejudice all claims pending in the declaratory judgment matter. On January 10, 2019, the court dismissed without prejudice all claims pending in the declaratory judgment matter.
AT&T’s request for indemnification for its litigation expenses is still pending, and the total amount of those expenses has not yet been determined. In the nine months ended March 31, 2019, Telenav expensed an aggregate of $650,000 relating to the settlement payment and that indemnification request, which amount includes an estimate of the potential impact of the resolution of that indemnification request on Telenav’s financial condition, results of operations and cash flows. The $650,000 was recorded as legal settlements and contingencies expense in our consolidated statement of operations.
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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2018	5,116	$6.48
Granted	290	$5.10
Exercised	(249)	$5.44
Canceled or expired	(470)	$6.93
Options outstanding as of March 31, 2019	4,687	$6.40	4.96	$1,427
As of March 31, 2019:
Options vested and expected to vest	4,595	$6.42	4.90	$1,351
Options exercisable	3,815	$6.57	4.30	$845

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2018	3,068
Granted	1,101
Vested	(1,089)
Canceled	(431)
RSUs outstanding as of March 31, 2019	2,649	1.47	$16,059
As of March 31, 2019:
RSUs expected to vest	2,221	1.35	$13,484

During the nine months ended March 31, 2019, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. The last annual increase in the shares reserved for issuance under our 2009 Equity Incentive Plan will occur on July 1, 2019, and the plan will expire in October 2019 as to new awards. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2018	3,169
Additional shares authorized	1,667
Granted	(1,391)
RSUs withheld for taxes in net share settlements	345
Canceled	901
Shares available for grant as of March 31, 2019	4,691

The following table summarizes the stock-based compensation expense recorded for stock options and RSUs issued to employees and nonemployees (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Stock option awards	$396	$463	$1,260	$1,636
RSU awards	1,511	1,783	5,031	5,978
Total stock-based compensation expense	$1,907	$2,246	$6,291	$7,614

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

	Nine Months Ended March 31,
	2019	2018
Expected volatility	39%	42%
Expected term (in years)	6.87	4.75
Risk-free interest rate	2.99%	2.00%
Dividend yield	—%	—%
Weighted average grant date fair value per share	$2.32	$2.14

No stock option awards were granted during the three months ended March 31, 2019 and 2018.

Performance-based RSUs
In October 2018, the Compensation Committee of our Board of Directors approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs (the “PSU Award”) covering a target of 240,000 shares of common stock to Dr. HP Jin, our Chairman of the Board of Directors, President and Chief Executive Officer, or CEO.
The PSU Award is subject to (a) four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 50 trading day period on or before the three-year anniversary of the PSU Award’s grant date, as well as (b) Dr. Jin’s continued service with the Company. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2019, or the date that the Compensation Committee of our Board of Directors certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to Dr. Jin’s continued service with the Company through the applicable vesting date. The maximum number of shares subject to the PSU Award that may vest is 240,000.
Since achievement of the award is dependent on a market condition, stock-based compensation expense associated with the PSU Award is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been met. We utilized the Monte Carlo valuation method to determine the fair value and derived service periods of each of the stock price performance milestones. Total stock-based compensation expense associated with the PSU Award for the three and nine months ended March 31, 2019 was not material.

10.	Stock repurchase program
In February 2019, our Board of Directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The term of the program is 18 months. The timing and amount of repurchase transactions under this program will depend on market conditions, cash flow and other considerations. Under this program, we utilized $1.3 million of cash to repurchase 221,333 shares of our common stock at an average purchase price of $5.89 per share during the three months ended March 31, 2019.
Repurchased shares are retired and designated as authorized but unissued shares. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the three months ended March 31, 2019, we reduced common stock and APIC by an aggregate of $714,000 and charged $589,000 to retained earnings.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

11.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes was $1.0 million in the nine months ended March 31, 2019 compared to $611,000 in the nine months ended March 31, 2018. Our provision for income taxes of $1.0 million and $611,000 for the nine months ended March 31, 2019 and 2018, respectively, was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax rate of 5% and 2% for the nine months ended March 31, 2019 and 2018, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carryback losses within the two-year carryback period, when applicable.

We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of March 31, 2019 and June 30, 2018, our cumulative unrecognized tax benefits were $4.5 million and $3.8 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2019 and June 30, 2018 was $75,000 and $98,000, respectively, that if recognized, would affect the effective tax rate. During the three months ended December 31, 2018, we settled an income tax audit examination and paid $231,000 to the Romanian tax authorities, which amount was previously accrued as an unrecognized tax benefit.

We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued zero and $97,000 for the payment of interest and penalties at March 31, 2019 and June 30, 2018, respectively.

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

Our segment results for the three and nine months ended March 31, 2019 and 2018 were as follows (dollars in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Automotive
Revenue	$46,015	$38,367	$137,019	$130,865
Cost of revenue	26,629	21,063	81,327	81,787
Gross profit	$19,386	$17,304	$55,692	$49,078
Gross margin	42%	45%	41%	38%
Advertising
Revenue	$4,529	$4,811	$17,492	$21,168
Cost of revenue	2,178	2,174	8,684	9,988
Gross profit	$2,351	$2,637	$8,808	$11,180
Gross margin	52%	55%	50%	53%
Mobile Navigation
Revenue	$2,525	$3,204	$7,933	$10,443
Cost of revenue	820	1,430	2,569	4,473
Gross profit	$1,705	$1,774	$5,364	$5,970
Gross margin	68%	55%	68%	57%
Total
Revenue	$53,069	$46,382	$162,444	$162,476
Cost of revenue	29,627	24,667	92,580	96,248
Gross profit	$23,442	$21,715	$69,864	$66,228
Gross margin	44%	47%	43%	41%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future results of operations, accounting for and future sources of revenue, expectations regarding expenses, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, retention and expansion of existing customer relationships and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Investors and others should note that we announce material financial information to our investors using our investor relations website (http://investor.telenav.com), SEC filings, press releases, public conference calls and webcasts. We use these channels to communicate with our investors and the public about our company, our products and services and other issues. It is possible that the information we post on our investor relations website could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on our investor relations website.
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
Our legacy mobile navigation business has declined steadily since fiscal 2013, and we expect it to continue to decline. Mobile navigation revenue was $2.5 million in the three months ended March 31, 2019. We began offering our mobile navigation services in 2003. Our mobile navigation business generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. The mobile navigation business has declined both in absolute dollars and as a percentage of revenue from $116.4 million, or 61% of our revenue, in fiscal 2013 to $2.5 million, or 5% of our revenue, in the three months ended March 31, 2019, as subscriptions for paid navigation services declined in favor of free or freemium navigation services offered by our competitors with greater resources and name recognition, such as Google and Apple. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines. In the event our mobile navigation business ceases to be profitable we may ultimately elect to terminate our legacy wireless carrier mobile navigation business to the extent allowable under our contractual arrangements.
For our automobile manufacturer and tier one customers, we offer our connected car products and services for distribution with their vehicles and systems. We believe our history as a supplier of cloud-based navigation services combined with our proven track record of delivering navigation solutions to three of the top five global automobile manufacturers provides a unique advantage in the automotive navigation marketplace over our competitors.
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
We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 57% of our revenue in the nine months ended March 31, 2019, General Motors Holdings and its affiliates, or GM, which represented 17% of our revenue in the nine months ended March 31, 2019, and Toyota Motor Corporation, or Toyota. We also provide our products and services indirectly through tier ones such as Xevo Inc., or Xevo, for certain Toyota solutions, LG Electronics, Inc., or LG, for certain Opel Automobile GmbH, or Opel, solutions and Panasonic Automotive Systems Company of America, or Panasonic, for certain Fiat Chrysler Automobiles, or FCA, solutions.
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
For a discussion of trends, uncertainties and other factors that could impact our business, financial condition and operating results, see the section entitled "Risk Factors" in Part II, Item 1A, which is incorporated herein by reference.
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
Regarding brought-in automotive solutions, historically we recognized revenue for each royalty over the expected remaining term of the service obligation. Effective July 1, 2018, since these contracts contain variable consideration we estimate the total transaction price each reporting period using a probability assessment, and then recognize revenue ratably over the period the services obligation is expected to be fulfilled.
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
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018 As Adjusted(1)	2019	2018 As Adjusted(1)
Revenue	$53,069	$46,382	$162,444	$162,476
Revenue from Ford as a percentage of total revenue	54%	71%	57%	71%
Revenue from GM as a percentage of total revenue	19%	less than 10%	17%	less than 10%
Billings (Non-GAAP)	$69,116	$58,704	$191,725	$194,638
Billings to Ford as a percentage of total billings (Non-GAAP)	55%	67%	54%	67%
Billings to GM as a percentage of total billings (Non-GAAP)	20%	less than 10%	19%	less than 10%
Increase in deferred revenue	$16,047	$12,322	$29,281	$32,162
Increase in deferred costs	$6,894	$8,089	$13,934	$21,387
Gross profit	$23,442	$21,715	$69,864	$66,228
Gross margin	44%	47%	43%	41%
Direct contribution from billings (Non-GAAP)	$32,595	$25,948	$85,211	$77,003
Direct contribution margin from billings (Non-GAAP)	47%	44%	44%	40%
Net loss	$(7,481)	$(14,457)	$(19,632)	$(33,369)
Diluted net loss per share	$(0.16)	$(0.32)	$(0.43)	$(0.75)
Adjusted EBITDA (Non-GAAP)	$(4,981)	$(8,366)	$(11,393)	$(21,097)
Adjusted cash flow from operations (Non-GAAP)	$4,172	$(4,133)	$3,954	$(10,322)
Net cash provided by (used in) operating activities	$395	$(933)	$3,036	$(4,078)
Free cash flow (Non-GAAP)	$(116)	$(2,155)	$2,079	$(8,650)
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
We consider billings, direct contribution from billings and direct contribution margin from billings to be useful metrics for management and investors because billings drive revenue and deferred revenue, which is an important indicator of the viability of our business. We believe direct contribution from billings and direct contribution margin from billings are useful metrics because they reflect the impact of the contribution over time from such billings, exclusive of the incremental costs incurred to deliver any related service obligations. There are a number of limitations related to the use of billings, direct contribution from billings and direct contribution margin from billings versus revenue, gross profit and gross margin calculated in accordance with GAAP. First, billings, direct contribution from billings and direct contribution margin from billings include amounts that have not yet been recognized as revenue or cost and may require additional services to be provided over contracted service periods. For example, billings related to certain brought-in solutions cannot be fully recognized as revenue in a given period due to requirements for ongoing map updates and provisioning of services such as hosting, monitoring, customer support and, for certain customers, additional period content and associated technology costs. Second, we may calculate billings, direct contribution from billings and direct contribution margin from billings in a manner that is different from peer companies that report similar financial measures, making comparisons between companies more difficult. When we use these measures, we attempt to compensate for these limitations by providing specific information regarding billings and how they relate to revenue, gross profit and gross margin calculated in accordance with GAAP.
Adjusted EBITDA measures our GAAP net loss excluding the impact of stock-based compensation expense, depreciation and amortization, other income (expense), provision (benefit) for income taxes, and other applicable items such as goodwill impairment, legal settlements and contingencies, and deferred rent reversal and tenant improvement allowance recognition due to sublease termination, net of tax. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Goodwill impairment represents the impairment of all of the goodwill associated with our mobile navigation segment. Legal settlements and contingencies represent settlements, offers made to settle, or loss accruals relating to litigation or other disputes in which we are a party or the indemnitor of a party. Deferred rent reversal and tenant improvement allowance recognition represent the reversal of our deferred rent liability and recognition of our deferred tenant improvement allowance, as amortization of these amounts is no longer required due to the termination of our Santa Clara facility sublease and subsequent entry into a new lease agreement with our landlord for this same facility effective September 2017. Adjusted EBITDA, while generally a measure of profitability, can also represent a loss.
Adjusted EBITDA and adjusted cash flow from operations are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA and adjusted cash flow from operations can provide a useful measure for period-to-period comparisons of our core business.
Adjusted cash flow from operations measures adjusted EBITDA plus the effect of changes in deferred revenue and deferred costs. We believe adjusted cash flow from operations is a useful measure, especially in light of the significant impact we expect on reported GAAP revenue from certain value-added offerings we provide our customers, including Ford map updates. In addition, adjusted cash flow from operations is a key financial measure used by the compensation committee of our board of directors in connection with the development of incentive-based compensation for our executive officers and other employees. Accordingly, we believe that adjusted EBITDA and adjusted cash flow from operations generally provide useful information to investors and others in understanding and evaluating our operating results in the same manner as our management and board of directors. Adjusted EBITDA and adjusted cash flow from operations, while generally measures of profitability and the generation of cash, can also represent losses and the use of cash, respectively.
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

Because of these and other limitations, billings, direct contribution from billings, direct contribution margin from billings, adjusted EBITDA, adjusted cash flow from operations and free cash flow should be considered alongside other GAAP-based financial performance measures.
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

Reconciliation of Revenue to Billings

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Automotive
Revenue	$46,015	$38,367	$137,019	$130,865
Adjustments:
Change in deferred revenue	16,072	12,297	29,396	32,388
Billings	$62,087	$50,664	$166,415	$163,253
Advertising
Revenue	$4,529	$4,811	$17,492	$21,168
Adjustments:
Change in deferred revenue	—	—	—	—
Billings	$4,529	$4,811	$17,492	$21,168
Mobile Navigation
Revenue	$2,525	$3,204	$7,933	$10,443
Adjustments:
Change in deferred revenue	(25)	25	(115)	(226)
Billings	$2,500	$3,229	$7,818	$10,217
Total
Revenue	$53,069	$46,382	$162,444	$162,476
Adjustments:
Change in deferred revenue	16,047	12,322	29,281	32,162
Billings	$69,116	$58,704	$191,725	$194,638

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended March 31, 2019
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$103,397	$—	$422	$103,819
Deferred revenue, December 31	87,325	—	447	87,772
Change in deferred revenue	$16,072	$—	$(25)	$16,047

Deferred costs, March 31	$72,359	$—	$—	$72,359
Deferred costs, December 31	65,465	—	—	65,465
Change in deferred costs	$6,894	$—	$—	$6,894

	Three Months Ended March 31, 2018
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$70,618	$—	$658	$71,276
Deferred revenue, December 31	58,321	—	633	58,954
Change in deferred revenue	$12,297	$—	$25	$12,322

Deferred costs, March 31	$56,813	$—	$—	$56,813
Deferred costs, December 31	48,724	—	—	48,724
Change in deferred costs	$8,089	$—	$—	$8,089

	Nine Months Ended March 31, 2019
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$103,397	$—	$422	$103,819
Deferred revenue, June 30	74,001	—	537	74,538
Change in deferred revenue	$29,396	$—	$(115)	$29,281

Deferred costs, March 31	$72,359	$—	$—	$72,359
Deferred costs, June 30	58,425	—	—	58,425
Change in deferred costs	$13,934	$—	$—	$13,934

	Nine Months Ended March 31, 2018
	Automotive	Advertising	Mobile Navigation	Total
Deferred revenue, March 31	$70,618	$—	$658	$71,276
Deferred revenue, June 30	38,230	—	884	39,114
Change in deferred revenue	$32,388	$—	$(226)	$32,162

Deferred costs, March 31	$56,813	$—	$—	$56,813
Deferred costs, June 30	35,426	—	—	35,426
Change in deferred costs	$21,387	$—	$—	$21,387

Reconciliation of Revenue to Billings - Ford and GM

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenue from Ford	$28,838	$32,797	$92,162	$114,646
Adjustments:
Change in deferred revenue attributed to Ford	9,168	6,274	12,259	15,115
Billings to Ford	$38,006	$39,071	$104,421	$129,761
Billings to Ford as a percentage of total billings	55%	67%	54%	67%

Revenue from GM	$10,196	$3,053	$27,178	$9,684
Adjustments:
Change in deferred revenue attributed to GM	3,743	1,535	9,200	3,454
Billings to GM	$13,939	$4,588	$36,378	$13,138
Billings to GM as a percentage of total billings	20%	less than 10%	19%	less than 10%

Reconciliation of Gross Profit to Direct Contribution from Billings

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Gross profit	$23,442	$21,715	$69,864	$66,228
Gross margin	44%	47%	43%	41%

Adjustments to gross profit:
Change in deferred revenue	$16,047	$12,322	$29,281	$32,162
Change in deferred costs(1)	(6,894)	(8,089)	(13,934)	(21,387)
Net change	9,153	4,233	15,347	10,775
Direct contribution from billings(1)	$32,595	$25,948	$85,211	$77,003
Direct contribution margin from billings(1)	47%	44%	44%	40%

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

Reconciliation of Net Loss to Adjusted EBITDA and Adjusted Cash Flow from Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(7,481)	$(14,457)	$(19,632)	$(33,369)
Adjustments:
Goodwill impairment	—	2,666	—	2,666
Legal settlements and contingencies	—	115	650	425
Deferred rent reversal due to lease termination	—	—	—	(538)
Tenant improvement allowance recognition due to lease termination	—	—	—	(582)
Stock-based compensation expense	1,907	2,246	6,291	7,614
Depreciation and amortization	966	963	2,982	2,476
Other income, net	(581)	(229)	(2,703)	(400)
Provision for income taxes	208	330	1,019	611
Adjusted EBITDA	(4,981)	(8,366)	(11,393)	(21,097)
Change in deferred revenue	16,047	12,322	29,281	32,162
Change in deferred costs(1)	(6,894)	(8,089)	(13,934)	(21,387)
Adjusted cash flow from operations(1)	$4,172	$(4,133)	$3,954	$(10,322)

(1) We expect to incur additional costs in the future due to requirements to provide ongoing map updates and provisioning of services such as hosting, monitoring, customer support and, for certain customers, additional period content and associated technology costs. Accordingly, adjusted cash flow from operations does not reflect all costs associated with billings.

Reconciliation of Net Loss to Free Cash Flow

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(7,481)	$(14,457)	$(19,632)	$(33,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in deferred revenue (1)	16,047	12,322	29,281	32,162
Change in deferred costs (2)	(6,894)	(8,089)	(13,934)	(21,387)
Changes in other operating assets and liabilities	(4,140)	3,420	(677)	6,728
Other adjustments (3)	2,863	5,871	7,998	11,788
Net cash provided by (used in) operating activities	395	(933)	3,036	(4,078)
Less: Purchases of property and equipment	(511)	(1,222)	(957)	(4,572)
Free cash flow	$(116)	$(2,155)	$2,079	$(8,650)

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
We report revenue, cost of revenue and gross profit results in three business segments: automotive, advertising and mobile navigation. Our chief executive officer, or CEO, the chief operating decision maker, reviews revenue and gross margin information for each of our reportable segments. See “—Results of operations” and Note 12 to the condensed consolidated financial statements in this Form 10-Q for more information about our business segments.
Revenue from our automotive segment represented 84% and 81% of total revenue in the nine months ended March 31, 2019 and 2018, respectively. In the nine months ended March 31, 2019 and 2018, revenue from Ford represented 57% and 71% of our total revenue, respectively, and revenue from GM comprised 17% and less than 10% of total revenue, respectively.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On March 28, 2018, we entered into an amendment with Ford that extends the term of the agreement from December 31, 2018 to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. The terms of this next generation navigation solution were embodied in an amendment executed in December 2018. With respect to North America production, this amendment extended the term of the agreement to December 31, 2022, which term may be further extended at Ford’s option subject to certain conditions. We were not awarded the contracts for Europe, South America and Australia and New Zealand. Furthermore, a substantial portion of our revenue, and, to a lesser extent, gross profit, is impacted by the underlying licensed content cost negotiated through HERE and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers.
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
We also have agreements with GM. In February 2017, GM launched its first model featuring integration of our hybrid navigation solution in North America, the 2017 Cadillac CTS and CTS-V. Our solution is now available in North America on select 2019 models of Cadillac CTS, CTS-V, ATS, XTS, XT 4 and CT6; GMC Terrain, Sierra and Canyon; Chevrolet Silverado, Equinox, Colorado, Camaro, Cruze Hatchback, Volt, Blazer and Malibu; and Buick Regal, although the Chevrolet Volt has recently ceased production and the Cadillac XTS is scheduled to be discontinued by the end of 2019. GM also has launched vehicles with our hybrid navigation solution in China and has launched vehicles with our on-board solution in South America, Australia and New Zealand, and the Middle East. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model years 2020 through 2025. We anticipate that we will continue to depend on GM for a material portion of our revenue for the foreseeable future.
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
We also have an agreement to offer our on-board navigation solution in select Jeep and Chrysler vehicles in the China market through Panasonic. Our on-board navigation was initially included in the 2018 Jeep Grand Cherokee, which had its China launch in August 2017, and is now included in Jeep Cherokee and Compass models in China.
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
In October 2017, we amended our agreement with Ford to provide certain connected services for SYNC 3 in North America, Europe and China. Ford launched connected search across various model year 2018 SYNC 3 vehicles in North America using its FordPassTM and Lincoln WayTM mobile applications. The vast majority of Ford vehicles with SYNC 3 produced in North America and Europe during the three months ended March 31, 2019 were capable of providing connected services.
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
Our Scout GPS Link and Xevo’s XevoTM Engine Link provide brought-in navigation services, including a fully interactive moving map, for select Toyota vehicles equipped with Entune 3.0 Audio, as well as select Lexus vehicles equipped with Lexus Enform. Our fully interactive solution first became available on select model year 2018 Toyota Camry and Sienna and Lexus NX and RC models, and was expanded to select model year 2019 Toyota Corolla hatchback, Avalon, CHR and RAV4 models, as well as Lexus UX. Toyota recently announced the availability of our fully interactive solution on select model year 2020 Corolla sedans. On most Toyota and Lexus models, a premium embedded connected navigation option is also available that provides connected search, powered by our platform. Toyota and Lexus offer our solutions, including the new fully interactive solution, in model year 2018 and 2019 vehicles, with the availability of each solution dependent upon the Toyota and Lexus model and trim level. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers.
Revenue from our advertising segment, which includes the delivery of display, location-based advertising impressions, represented 11% and 13% of our revenue in the nine months ended March 31, 2019 and 2018, respectively. Our advertising revenue is derived primarily from ad insertion orders contracted with advertising agencies, direct customers, and channel partners. We recognize revenue when transfer of control of the related advertising services occur based on the specific terms of each advertising contract, which are generally based on the number of ad impressions delivered.
Revenue from our mobile navigation segment represented 5% and 6% of our revenue in the nine months ended March 31, 2019 and 2018, respectively. We offer voice-guided, real-time, turn by turn, mobile navigation service under several brand names including Telenav GPS as well as under wireless carrier brands (or “white label” brands). Subscription fee revenue from our mobile navigation service has declined steadily, primarily due to a substantial decrease in the number of paying subscribers for navigation services provided through AT&T and other wireless carriers. We expect that mobile navigation revenue will continue to decline. We have experienced and anticipate that we will continue to experience the non-renewal of our agreements for these services by our wireless carrier customers as demand from their subscribers declines.

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

In the remainder of fiscal 2019, we expect automotive to represent the strategic growth segment of our business, but our expectations may not be realized. We expect that services revenue from wireless carrier customers, which has a higher gross margin than automotive and advertising revenue, will continue to decline substantially in fiscal 2019 due to the continued decline in the number of monthly recurring subscribers.

Revenue concentrations. We generated 82% and 93% of our revenue in the United States in the nine months ended March 31, 2019 and 2018, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer’s or tier one’s United States’ entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in fiscal 2017, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint venture in China.
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

There have been no material changes in our critical accounting policies and estimates during the nine months ended March 31, 2019 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2018, except as described in Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”

Results of operations
The following tables set forth our results of operations for the nine months ended March 31, 2019 and 2018, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
Consolidated Statements of Operations Data	2019	2018 As Adjusted(1)	2019	2018 As Adjusted(1)
	(in thousands)
Revenue:
Product	$41,723	$34,455	$124,050	$120,754
Services	11,346	11,927	38,394	41,722
Total revenue	53,069	46,382	162,444	162,476
Cost of revenue:
Product	23,532	19,270	72,135	76,949
Services	6,095	5,397	20,445	19,299
Total cost of revenue	29,627	24,667	92,580	96,248
Gross profit	23,442	21,715	69,864	66,228
Operating expenses:
Research and development	20,508	22,018	59,701	64,098
Sales and marketing	5,265	5,654	14,135	15,854
General and administrative	5,523	5,618	16,694	16,343
Goodwill impairment	—	2,666	—	2,666
Legal settlements and contingencies	—	115	650	425
Total operating expenses	31,296	36,071	91,180	99,386
Loss from operations	(7,854)	(14,356)	(21,316)	(33,158)
Other income, net	581	229	2,703	400
Loss before provision for income taxes	(7,273)	(14,127)	(18,613)	(32,758)
Provision for income taxes	208	330	1,019	611
Net loss	$(7,481)	$(14,457)	$(19,632)	$(33,369)

	(as a percentage of revenue)
Revenue:
Product	79%	74%	76%	74%
Services	21%	26%	24%	26%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	44%	41%	44%	47%
Services	12%	12%	13%	12%
Total cost of revenue	56%	53%	57%	59%
Gross profit	44%	47%	43%	41%
Operating expenses:
Research and development	39%	48%	37%	39%
Sales and marketing	10%	12%	9%	10%
General and administrative	10%	12%	10%	10%
Goodwill impairment	—%	6%	—%	2%
Legal settlements and contingencies	—%	—%	—%	—%
Total operating expenses	59%	78%	56%	61%
Loss from operations	(15)%	(31)%	(13)%	(20)%
Other income, net	1%	1%	2%	—%
Loss before provision for income taxes	(14)%	(30)%	(11)%	(20)%
Provision for income taxes	—%	1%	1%	1%
Net loss	(14)%	(31)%	(12)%	(21)%
(1)Certain amounts have been adjusted to reflect the adoption of ASC 606. See Note 1 to our condensed consolidated financial statements for a summary of adjustments.

Comparison of the three and nine months ended March 31, 2019 and 2018
Revenue, cost of revenue and gross profit.
Consolidated overview. Product revenue increased 21% to $41.7 million in the three months ended March 31, 2019 from $34.5 million in the three months ended March 31, 2018. Product revenue increased 3% to $124.1 million in the nine months ended March 31, 2019 from $120.8 million in the nine months ended March 31, 2018. The increase in product revenue for the comparable three months was due primarily to an increase in royalty revenue from GM resulting from a higher volume of automotive navigation units. The net increase in product revenue for the comparable nine months was due primarily to an increase in royalty revenue from higher unit volume, partially offset by a decrease in royalty revenue resulting from a January 1, 2018 reduction in certain on-board navigation content costs that are passed through to Ford, and an increase in map update revenue. Services revenue decreased 5% to $11.3 million in the three months ended March 31, 2019 from $11.9 million in the three months ended March 31, 2018. Services revenue decreased 8% to $38.4 million in the nine months ended March 31, 2019 from $41.7 million in the nine months ended March 31, 2018. The decrease in services revenue for the comparable three and nine months was due primarily to lower advertising revenue and mobile navigation subscription fees, partially offset by increased revenue from our brought-in automotive solutions.
Our cost of product revenue increased 22% to $23.5 million in the three months ended March 31, 2019 from $19.3 million in the three months ended March 31, 2018. Our cost of product revenue decreased 6% to $72.1 million in the nine months ended March 31, 2019 from $76.9 million in the nine months ended March 31, 2018. The increase in the comparable three months was due primarily to increased third-party content costs associated with higher automotive navigation unit volume. The decrease in the comparable nine months was due primarily to a net decrease in third-party content costs resulting from the aforementioned reduction in certain on-board navigation content costs. Our cost of services revenue increased 13% to $6.1 million in the three months ended March 31, 2019 from $5.4 million in the three months ended March 31, 2018. Our cost of services revenue increased 6% to $20.4 million in the nine months ended March 31, 2019 from $19.3 million in the nine months ended March 31, 2018. The increase in the comparable three months was due primarily to included costs of software maintenance performed by engineering personnel and an increase in cost of automotive revenue associated with increased revenue from brought-in solutions, partially offset by a decrease in cost of mobile navigation revenue. The increase in the comparable nine months was due primarily to included costs of software maintenance performed by engineering personnel and an increase in cost of automotive revenue associated with increased revenue from brought-in solutions, partially offset by decreases in cost of mobile navigation revenue and cost of advertising revenue.
Our gross profit increased 8% to $23.4 million in the three months ended March 31, 2019 from $21.7 million in the three months ended March 31, 2018. Our gross profit increased 5% to $69.9 million in the nine months ended March 31, 2019 from $66.2 million in the nine months ended March 31, 2018. Our gross margin decreased to 44% in the three months ended March 31, 2019 from 47% in the three months ended March 31, 2018. Our gross margin increased to 43% in the nine months ended March 31, 2019 from 41% in the nine months ended March 31, 2018. The decrease in gross margin for the comparable three months was due primarily to increased cost of automotive revenue, as discussed above. The increase in gross margin for the comparable nine months was due primarily to a reduction in certain on-board automotive navigation content costs that are passed through to Ford.
Revenue concentrations. In the three months ended March 31, 2019 and 2018, revenue from Ford represented 54% and 71% of our total revenue, respectively, and revenue from GM comprised 19% and less than 10% of our total revenue, respectively. In the nine months ended March 31, 2019 and 2018, revenue from Ford represented 57% and 71% of our total revenue, respectively, and revenue from GM comprised 17% and less than 10% of our total revenue, respectively.
We primarily sell our services in the United States. In the three months ended March 31, 2019 and 2018, revenue derived from U.S. sources represented 78% and 92% of our total revenue, respectively. In the nine months ended March 31, 2019 and 2018, revenue derived from U.S. sources represented 82% and 93% of our total revenue, respectively.

Segments information. The information below is organized in accordance with our three reportable business segments:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018 As Adjusted(1)	2019	2018 As Adjusted(1)
	(in thousands, except percentages)
Automotive
Revenue	$46,015	$38,367	$137,019	$130,865
Cost of revenue	26,629	21,063	81,327	81,787
Gross profit	$19,386	$17,304	$55,692	$49,078
Gross margin	42%	45%	41%	38%
Advertising
Revenue	$4,529	$4,811	$17,492	$21,168
Cost of revenue	2,178	2,174	8,684	9,988
Gross profit	$2,351	$2,637	$8,808	$11,180
Gross margin	52%	55%	50%	53%
Mobile Navigation
Revenue	$2,525	$3,204	$7,933	$10,443
Cost of revenue	820	1,430	2,569	4,473
Gross profit	$1,705	$1,774	$5,364	$5,970
Gross margin	68%	55%	68%	57%
Total
Revenue	$53,069	$46,382	$162,444	$162,476
Cost of revenue	29,627	24,667	92,580	96,248
Gross profit	$23,442	$21,715	$69,864	$66,228
Gross margin	44%	47%	43%	41%
(1)Certain amounts have been adjusted to reflect the adoption of ASC 606. See Note 1 to our condensed consolidated financial statements for a summary of adjustments.
Automotive. Automotive revenue increased 20% to $46.0 million in the three months ended March 31, 2019 from $38.4 million in the three months ended March 31, 2018. Automotive revenue increased 5% to $137.0 million in the nine months ended March 31, 2019 from $130.9 million in the nine months ended March 31, 2018. The increase in the comparable three months was due primarily to an increase in royalty revenue of $6.9 million resulting primarily from higher GM navigation unit volume. The increase in the comparable nine months was due primarily to increases in map update revenue of $3.9 million and brought-in automotive navigation solutions of $2.2 million, partially offset by a decline in royalty revenue of $1.9 million. The net decrease in on-board royalty revenue for the comparable nine months was due primarily to a January 1, 2018 reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by higher navigation unit volume. Automotive revenue included customized software development revenue of $0.5 million and $0.2 million in the three months ended March 31, 2019 and 2018, respectively, and $3.1 million and $1.8 million in the nine months ended March 31, 2019 and 2018, respectively. Automotive revenue represented 87% and 83% of total revenue in the three months ended March 31, 2019 and 2018, respectively, and 84% and 81% of total revenue in the nine months ended March 31, 2019 and 2018, respectively.
Cost of automotive revenue increased 26% to $26.6 million in the three months ended March 31, 2019 from $21.1 million in the three months ended March 31, 2018. Cost of automotive revenue decreased 1% to $81.3 million in the nine months ended March 31, 2019 from $81.8 million in the nine months ended March 31, 2018. The increase in the comparable three months was due primarily to an increase in third-party content costs of $4.1 million due primarily to higher navigation unit volume, a $0.6 million increase in deferred development costs recognized, a $0.2 million increase in hosted services costs and a $0.6 million increase in costs related to software maintenance services performed by engineering personnel, which maintenance costs were allocated entirely to research and development expense in prior periods. The decrease in the comparable nine months was due primarily to a net decrease in third-party content costs of $3.0 million due primarily to a January 1, 2018 reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by an increase in content costs associated with increased map update revenue, as well as a decrease of $0.4 million in deferred development costs recognized. These decreases were partially offset by a $1.7 million increase in costs related to software maintenance services performed by engineering personnel, a $0.6 million increase in hosted services costs and a $0.4 million increase in payroll and related compensation and benefits expense.
Automotive gross profit increased 12% to $19.4 million in the three months ended March 31, 2019 from $17.3 million in the three months ended March 31, 2018. Automotive gross profit increased 13% to $55.7 million in the nine months ended March 31, 2019 from $49.1 million in the nine months ended March 31, 2018. Automotive gross margin decreased to 42% in the three months ended March 31, 2019 from 45% in the three months ended March 31, 2018, and increased to 41% in the nine months ended March 31, 2019 from 38% in the nine months ended March 31, 2018. The decrease in gross margin for the comparable three months was due primarily to the aforementioned increases in deferred development costs recognized and costs related to software maintenance services performed by engineering personnel, as well as lower margin earned on certain customized software development revenue. The increase in gross margin for the comparable nine months was due primarily to the aforementioned reduction in certain on-board navigation content costs that are passed through to Ford, partially offset by increased costs related to software maintenance services and a decrease in gross margin resulting from increased map update revenue, which carries a higher relative cost and lower gross margin.
Advertising. Advertising revenue decreased 6% to $4.5 million in the three months ended March 31, 2019 from $4.8 million in the three months ended March 31, 2018. Advertising revenue in the three months ended March 31, 2018 included $0.4 million, net, of revenue recognized upon the receipt of cash from a cash basis customer, for which the related costs of such revenue were recognized in cost of advertising revenue in the prior quarter. Advertising revenue decreased 17% to $17.5 million in the nine months ended March 31, 2019 from $21.2 million in the nine months ended March 31, 2018. The decrease in the comparable three and nine months was due primarily to a decrease in the number of impressions delivered. Advertising revenue represented 8% and 10% of total revenue in the three months ended March 31, 2019 and 2018, respectively, and represented 11% and 13% of total revenue in the nine months ended March 31, 2019 and 2018, respectively.
Cost of advertising revenue was comparable at $2.2 million in each of the three months ended March 31, 2019 and 2018. Cost of advertising revenue decreased 13% to $8.7 million in the nine months ended March 31, 2019 from $10.0 million in the nine months ended March 31, 2018. Cost of advertising revenue in the nine months ended March 31, 2018 includes the costs associated with $0.6 million of excluded revenue related to a cash basis customer. The decrease in the comparable nine months was due primarily to decreased third-party ad exchange inventory costs of $1.4 million.
Advertising gross profit decreased 11% to $2.4 million in the three months ended March 31, 2019 from $2.6 million in the three months ended March 31, 2018. Advertising gross profit decreased 21% to $8.8 million in the nine months ended March 31, 2019 from $11.2 million in the nine months ended March 31, 2018. Advertising gross margin decreased to 52% in the three months ended March 31, 2019 from 55% in the three months ended March 31, 2018, and decreased to 50% in the nine months ended March 31, 2019 from 53% in the nine months ended March 31, 2018. The decrease in gross margin in the comparable three months was due primarily to the inclusion in the three months ended March 31, 2018 of $0.4 million, net, of revenue recognized upon the receipt of cash from a cash basis customer, for which the related costs of such revenue were recognized in cost of advertising revenue in the prior quarter. The decrease in gross margin in the comparable nine months was due primarily to the effect of certain fixed costs spread over a lower revenue base, partially offset by the inclusion of costs associated with $0.6 million of excluded revenue related to a cash basis customer in the nine months ended March 31, 2018.
Mobile Navigation. Mobile navigation revenue decreased 21% to $2.5 million in the three months ended March 31, 2019 from $3.2 million in the three months ended March 31, 2018. Mobile navigation revenue decreased 24% to $7.9 million in the nine months ended March 31, 2019 from $10.4 million in the nine months ended March 31, 2018. The decrease in the comparable three and nine months was due primarily to lower subscription revenue resulting from decreases in the number of paying subscribers for mobile navigation services provided through AT&T, and a decrease in mobile navigation revenue internationally. Mobile navigation revenue represented 5% and 7% of total revenue in the three months ended March 31, 2019 and 2018, respectively, and 5% and 6% of total revenue in the nine months ended March 31, 2019 and 2018, respectively.
Cost of mobile navigation revenue decreased 43% to $0.8 million in the three months ended March 31, 2019 from $1.4 million in the three months ended March 31, 2018. Cost of mobile navigation revenue decreased 43% to $2.6 million in the nine months ended March 31, 2019 from $4.5 million in the nine months ended March 31, 2018. The decrease in the comparable three months was due primarily to decreases in hosted services costs of $0.2 million and payroll and related compensation and benefits expense of $0.2 million associated with the decline in mobile navigation revenue. The decrease in the comparable nine months was due primarily to decreases in hosted services costs of $0.7 million, payroll and related compensation and benefits expense of $0.4 million and third-party content costs of $0.4 million associated with the decline in mobile navigation revenue.

Mobile navigation gross profit decreased 4% to $1.7 million in the three months ended March 31, 2019 from $1.8 million in the three months ended March 31, 2018. Mobile navigation gross profit decreased 10% to $5.4 million in the nine months ended March 31, 2019 from $6.0 million in the nine months ended March 31, 2018. Mobile navigation gross margin increased to 68% in the three months ended March 31, 2019 from 55% in the three months ended March 31, 2018, and increased to 68% in the nine months ended March 31, 2019 from 57% in the nine months ended March 31, 2018. The increase in gross margin in the comparable three and nine months resulted primarily from decreased hosted services costs and headcount required to support the declining business.
Operating expenses
Our total operating expenses decreased 13% to $31.3 million in the three months ended March 31, 2019 from $36.1 million in the three months ended March 31, 2018, and decreased 8% to $91.2 million in the nine months ended March 31, 2019 from $99.4 million in the nine months ended March 31, 2018. Operating expenses in the three and nine months ended March 31, 2018 included $2.7 million related to the impairment of all of the goodwill associated with our mobile navigation segment. The decrease in the comparable three and nine months was due primarily to cost optimization, including lower compensation costs resulting from a redesigned employee incentive compensation plan that more closely aligns compensation payouts with financial results, partially offset by higher base compensation driven by merit-based salary increases on generally flat headcount. In addition, operating expenses decreased as a result of the allocation to cost of services revenue of certain software maintenance costs previously allocated to research and development expense, as discussed above in Automotive results of operations.
Research and development. Our research and development expenses decreased 7% to $20.5 million in the three months ended March 31, 2019 from $22.0 million in the three months ended March 31, 2018. Our research and development expenses decreased 7% to $59.7 million in the nine months ended March 31, 2019 from $64.1 million in the nine months ended March 31, 2018. The decrease in the comparable three months was due primarily to decreases in payroll and related compensation and benefits expense of $1.2 million and software maintenance costs of $0.6 million allocated to cost of services revenue as discussed above. These decreases were partially offset by an increase of $0.4 million as a result of lower capitalized deferred development costs in the three months ended March 31, 2019. The decrease in the comparable nine months was due primarily to decreases in payroll and related compensation and benefits expense of $4.0 million, software maintenance costs of $1.7 million allocated to cost of services revenue as discussed above, stock-based compensation expense of $0.6 million, outside consulting services of $0.5 million, and travel and entertainment expense of $0.5 million. These decreases were partially offset by an increase of $2.5 million as a result of lower capitalized deferred development costs in the nine months ended March 31, 2019. As a percentage of revenue, research and development expenses decreased to 39% in the three months ended March 31, 2019 from 48% in the three months ended March 31, 2018, and decreased to 37% in the nine months ended March 31, 2019 from 39% in the nine months ended March 31, 2018. The total number of research and development personnel decreased 3% to 616 at March 31, 2019 from 638 at March 31, 2018. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automobile manufacturers and tier ones, enhance our service offerings around our OSM capabilities, and develop new products and services for advertisers, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses decreased 7% to $5.3 million in the three months ended March 31, 2019 from $5.7 million in the three months ended March 31, 2018. Our sales and marketing expenses decreased 11% to $14.1 million in the nine months ended March 31, 2019 from $15.9 million in the nine months ended March 31, 2018. The decrease in the comparable three and nine months was due primarily to decreases in payroll and related compensation and benefits expense of $0.3 million and $1.3 million, respectively, and stock-based compensation expense of $0.1 million and $0.3 million, respectively. As a percentage of revenue, sales and marketing expenses decreased to 10% in the three months ended March 31, 2019 from 12% in the three months ended March 31, 2018, and decreased to 9% in the nine months ended March 31, 2019 from 10% in the nine months ended March 31, 2018. The total number of sales and marketing personnel decreased 2% to 55 at March 31, 2019 from 56 at March 31, 2018.
General and administrative. Our general and administrative expenses decreased 2% to $5.5 million in the three months ended March 31, 2019 from $5.6 million in the three months ended March 31, 2018. Our general and administrative expenses increased 2% to $16.7 million in the nine months ended March 31, 2019 from $16.3 million in the nine months ended March 31, 2018. The decrease in the comparable three months was due primarily to decreases in payroll and related compensation and benefits expense of $0.5 million and stock-based compensation expense of $0.2 million, partially offset by an increase in outside services expense of $0.5 million. The increase in the comparable nine months was due primarily to an increase in outside services of $1.3 million, partially offset by a decrease in payroll and related compensation and benefits expense of $1.0 million. As a percentage of revenue, general and administrative expenses decreased to 10% in the three months ended March 31, 2019 from 12% in the three months ended March 31, 2018, and was comparable at 10% in each of the nine months ended March 31, 2019 and 2018. The total number of general and administrative personnel decreased 7% to 55 at March 31, 2019 from 59 at March 31, 2018.
Goodwill impairment. Goodwill impairment for the three and nine months ended March 31, 2018 was comprised of $2.7 million related to the impairment of all of the goodwill associated with our mobile navigation segment.
Legal settlements and contingencies. We incurred $0.7 million in legal settlement and contingencies expense for the nine months ended March 31, 2019 related to the Traxcell Technologies, LLC patent matter. We incurred $0.1 million and $0.4 million in legal settlement and contingencies expense for the three and nine months ended March 31, 2018, respectively, related primarily to the settlement of the Location Based Services LLC patent matter.
Other income (expense), net. Our other income (expense), net increased to $0.6 million in the three months ended March 31, 2019 compared to $0.2 million in the three months ended March 31, 2018. Our other income (expense), net increased to $2.7 million in the nine months ended March 31, 2019 compared to $0.4 million in the nine months ended March 31, 2018. The increase in the comparable nine months was due primarily to an unrealized gain of $1.3 million recorded on non-marketable equity investments resulting from a change in accounting for such investments due to our adoption of ASU 2016-01 effective July 1, 2018, and a $0.9 million decrease in foreign exchange losses incurred.
Provision for income taxes. Our provision for income taxes was $0.2 million in the three months ended March 31, 2019 compared to $0.3 million in the three months ended March 31, 2018, and $1.0 million in the nine months ended March 31, 2019 compared to $0.6 million in the nine months ended March 31, 2018. Our provision for income taxes of $1.0 million and $0.6 million for the nine months ended March 31, 2019 and 2018, respectively, was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax rate of 5% and 2% for the nine months ended March 31, 2019 and 2018, respectively, was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses within the two-year carryback period, when applicable.
We anticipate that our foreign tax withholding obligations will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2019 and June 30, 2018, our cumulative unrecognized tax benefits were $4.5 million and $3.8 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2019 and June 30, 2018 was $0.1 million and $0.1 million that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued zero and $0.1 million for the payment of interest and penalties at March 31, 2019 and June 30, 2018.
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

Liquidity and capital resources
The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for each of the periods set forth below (in thousands):

	Nine Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$3,036	$(4,078)
Net cash provided by investing activities	2,213	1,269
Net cash used in financing activities	(1,778)	(1,589)
Effect of exchange rate changes on cash and cash equivalents	(401)	956
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,070	$(3,442)
At March 31, 2019, we had cash, cash equivalents and short-term investments of $86.5 million, which primarily consisted of corporate bonds, asset-backed securities, U.S. treasury securities, commercial paper and municipal securities held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of March 31, 2019, our accounts receivable balance was $57.8 million, of which Ford and GM represented 53% and 14%, respectively.

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
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $3.0 million and $(4.1) million in the nine months ended March 31, 2019 and 2018, respectively. Cash provided by or used in operating activities is affected by changes in our declining mobile navigation end user base, anticipated growth in our automotive and advertising businesses, and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the nine months ended March 31, 2019, cash provided by operating activities was primarily the result of a net loss of $19.6 million and an unrealized gain on non-marketable equity investments of $1.3 million, which were more than offset by non-cash charges for stock-based compensation of $6.3 million, depreciation and amortization of $3.0 million and $14.7 million from changes in our operating assets and liabilities. In the nine months ended March 31, 2018, cash used in operating activities was primarily the result of a net loss of $33.4 million, which was partially offset by non-cash charges for stock-based compensation of $7.6 million, goodwill impairment of $2.7 million, depreciation and amortization of $2.5 million and $17.5 million from changes in our operating assets and liabilities.
Net cash provided by investing activities. Our investing activities provided $2.2 million and $1.3 million during the nine months ended March 31, 2019 and 2018, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the nine months ended March 31, 2019, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $3.2 million, partially offset by purchases of property and equipment of $1.0 million. In the nine months ended March 31, 2018, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $5.8 million, partially offset by purchases of property and equipment of $4.6 million.
Net cash used in financing activities. During the nine months ended March 31, 2019 and 2018, our financing activities used cash of $1.8 million and $1.6 million, respectively. In the nine months ended March 31, 2019, we utilized $1.8 million for payment of tax withholdings related to net share settlements of RSUs and $1.3 million for repurchases of our common stock, which was partially offset by cash of $1.4 million provided from the exercise of stock options. In the nine months ended March 31, 2018, we utilized $2.1 million for payment of tax withholdings related to net share settlements of RSUs, which was partially offset by cash of $0.5 million provided from the exercise of stock options.
Off-balance sheet arrangements
We do not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual obligations, commitments and contingencies
As of March 31, 2019, we had an aggregate of $24.8 million of future minimum non-cancelable financial commitments primarily related to office space under non-cancelable operating leases and license fees due to certain of our third-party content providers, regardless of usage level. The aggregate of $24.8 million of future minimum commitments were comprised of $5.5 million due in fiscal 2019; $7.2 million due in fiscal 2020; $4.7 million due in fiscal 2021; $3.5 million due in fiscal 2022; $2.6 million due in fiscal 2023; and $1.3 million due thereafter.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended March 31, 2019, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weakness in internal control over financial reporting described below.

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
Changes in Internal Control over Financial Reporting
Except for the remediation plan described below, which we implemented to address the identified control deficiencies relating to our adoption of ASC 606, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that our certifying officers concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We are committed to maintaining a strong internal control environment, and we have implemented a remediation plan that is designed to address the identified control deficiency relating to our adoption of ASC 606. This remediation plan includes formalizing and documenting the communication of information among our internal teams, the hiring or other engagement of additional accounting personnel, the creation of checklists for the review of supporting documentation relating to the application of ASC 606, and conducting additional training of the members of those internal teams regarding the requirements of ASC 606. While the remediation plan has been fully implemented, the material weakness will not be deemed remediated until the affected internal controls have been tested and determined to be operating effectively. Notwithstanding the foregoing, based on the results of that testing, we may need to implement additional remediation measures to address the material weakness.
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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. Future litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. From time to time, we also may be subject to claims from our third-party content providers that we owe them additional royalties and interest, which claims may result in litigation if we and the third-party content provider are unable to resolve the matter. There can be no assurance with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.
On July 28, 2016, Nathan Gergetz filed a putative class action complaint in the U.S. District Court for the Northern District of California, alleging that Telenav violated the Telephone Consumer Protection Act, or TCPA. The complaint purported to be filed on behalf of a class, and it alleged that Telenav caused unsolicited text messages to be sent to the plaintiff from July 6, 2016 to July 26, 2016. The plaintiff sought statutory and actual damages under the TCPA, attorneys’ fees and costs of the action, and an injunction to prevent any future violations. A settlement was subsequently reached, and the plaintiff filed a motion for preliminary approval of class action settlement on March 5, 2018. The court granted preliminary approval of the class action settlement on April 30, 2018 and final approval of the settlement on September 27, 2018. The settlement became effective on October 30, 2018 and was paid by our technology errors and omissions liability insurance policy, after payment of our deductible of $250,000. We accrued the $250,000 deductible payment in fiscal 2018. We expect the matter to be finally concluded in or around November 2019.
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
AT&T’s request for indemnification for its litigation expenses is still pending, and the total amount of those expenses has not yet been determined. In the nine months ended March 31, 2019, Telenav expensed an aggregate of $650,000 relating to the settlement payment and that indemnification request, which amount includes an estimate of the potential impact of the resolution of that indemnification request on Telenav’s financial condition, results of operations and cash flows.
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
As a percentage of revenue, our net loss was 12% and 21% in the nine months ended March 31, 2019 and 2018, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so, and we may be unable to generate sufficient revenue from our automotive navigation and advertising businesses to return Telenav to profitability in the short-term, if at all.
We anticipate that we will continue to incur net operating losses during fiscal 2019. These expected losses are also due to the expected continued decline in our higher margin mobile navigation revenue and the costs we expect to incur prior to generating revenue in connection with new automotive navigation products and services that will not be integrated into production vehicles for several years, if at all. The time required to develop, test and deploy products between the time we secure the award of a new contract with any automobile manufacturer or tier one, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources prior to entering into contracts with automobile manufacturers and tier ones contribute to these expected losses. We also expect to continue to experience pressure on pricing in our negotiations with automobile manufacturers and tier ones as we enter into negotiations for contract renewals or new products where we are competing with larger suppliers that are competing on price, rather than features, or for vehicles where customers are price sensitive regarding navigation solutions or where the automobile manufacturer is offering or is considering brought-in solutions such as Apple’s CarPlay or Google’s Android Auto.
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

•	the potential disruption of the anticipated departure of the United Kingdom from the European Union on automotive supply chains and potential plant closures in the United Kingdom;

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

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	the impact of tariffs and other trade negotiations on vehicle prices and supply chains;

•	the impact on vehicle sales resulting from tariffs on imported vehicles and parts and disruption to automobile manufacturer supply chains resulting therefrom;

•	the effectiveness of our entry into new business areas;

•	the loss of our relationship, a change in our revenue model, a change in pricing, or a reduction in geographic scope with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automobile manufacturers and tier ones;

•	the sale of vehicle brands by automobile manufacturers to an automobile manufacturer with which we do not have an existing relationship;

•	the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;

•	the inability of our automobile manufacturer customers to attract new vehicle buyers and new subscribers for connected services;

•	the timing of customized software development and other deliverables such as map updates;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development or acquisition of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors and customer reviews of those products or services;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
We are dependent on Ford and GM for a substantial portion of our billings and revenue, and our business, financial condition and results of operations will be harmed if our billings and revenue from Ford and GM do not continue to grow or if they decline.
Ford represented approximately 57% and 71% of our revenue and approximately 54% and 67% of our billings in the nine months ended March 31, 2019 and 2018, respectively. GM represented approximately 17% and less than 10% of our revenue and approximately 19% and less than 10% of our billings in the nine months ended March 31, 2019 and 2018, respectively. During the first three quarters of fiscal 2019, we experienced a decline in billings to Ford as compared to the first three quarters of fiscal 2018 due primarily to a January 1, 2018 reduction in certain content costs that are passed through to Ford. Despite the decrease in Ford’s billings, we expect that Ford, GM, other automobile manufacturers and tier ones will account for an increasing percentage of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. However, our total revenue and billings could potentially decline if Ford or GM increases the cost to consumers of our navigation product, reduces the number of vehicles or the geographies in which vehicles with our product as an option are sold, or if their sales of vehicles fall below forecast due to competition, global macro-economic conditions or other factors. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze is available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America. We may not successfully increase our revenue and billings from Ford or GM if our products are replaced within vehicles by Ford or GM with our competitors’ products or from price competition from third parties. Moreover, Ford announced its intention to modify its North American passenger car portfolio strategy and has begun phasing out certain car models, and it recently indicated that it is also considering changes in its European portfolio strategy. This could lead to a significant reduction in the sales of vehicles with our products as an option. We may not be able to mitigate the effect of any lost billings and revenue and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On March 28, 2018, we entered into an amendment to the Ford Agreement that extends the term of the agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. The terms of this next generation navigation solution were embodied in an amendment executed in December 2018, and this amendment extended the term of the agreement to December 31, 2022 for North America production; provided that Ford may extend the term further subject to certain conditions. We were not awarded the contracts for Europe, South America and Australia and New Zealand. The loss of any contracts awarded, or our failure to be awarded contracts for certain geographies, may adversely impact our business, financial condition and results of operations.

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
We have limited experience managing, supporting and retaining automobile manufacturers and tier ones as customers, and if we are not able to maintain Ford and GM as customers our revenue will decline.
If we fail to comply with our auto manufacturer and tier one contracts, our business, financial condition and results of operations could suffer.
Our contracts with our auto manufacturer and tier one customers include increasingly specialized, complex and strict performance requirements. We are experiencing increased challenges in achieving certain milestones under our contracts with our auto manufacturer and tier one customers, including, among others, our largest auto manufacturer customer. In particular, our agreement with our largest auto manufacturer customer requires that we become certified under a set of technical standards for the computer software development process in the automobile industry, which requirement currently requires certification by the fall of 2019. We do not currently have any such certification, and we may not be able to obtain it in a timely manner, if at all, for our software to be included in that customer’s model year 2021 vehicles. In addition, our auto manufacturer and tier one customers regularly evaluate our capabilities against those of our competitors and may even engage one or more of our competitors as a dual source supplier. Any failure by us to timely perform under our auto manufacturer and tier one contracts could at any time result in the termination of those contracts, the awarding of work to one or more of our competitors, or other adverse actions being taken by the applicable auto manufacturer or tier one customer. Further, any negative publicity related to our auto manufacturer or tier one contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If one of our auto manufacturer or tier one contracts is terminated, or if our ability to compete for new contracts is adversely affected, our business, reputation, financial condition and results of operations could suffer.
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
In conjunction with the adoption of ASC 606, development costs subject to ASC 340-40 incurred to fulfill future obligations under certain actual or anticipated contracts for automotive solutions are capitalized, provided they are expected to be recovered, and then recognized as the related performance obligations are transferred. For on-board automotive solutions, such costs represent the customized portion of software development, which will continue to be recognized upon acceptance of the software under ASC 340-40 since acceptance is generally required for control of the software to transfer. As a result, our recognition of deferred costs may be lumpy and not tied to the production of the vehicles in which the software is installed. For brought-in automotive solutions, such costs will be amortized over the period the services obligation is expected to be fulfilled because software development does not represent a distinct performance obligation in the case of brought-in automotive solutions. Historically, we recognized such costs for brought-in automotive solutions upon acceptance of the software.
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
Expanding our initial automotive entry in the Chinese market is an important component of our global growth strategy. The automotive software market in China is highly competitive. This competition comes from large international automotive software providers as well as strong domestic providers. The Chinese navigation software market is seeing transition towards new business models by third-party navigation product vendors, such as substantially lower per unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage-based insurance and utilizing data to create high definition maps. Global platform navigation products tend to fare poorly in China. For example, our revenue from Ford China declined materially in fiscal 2018 and the first nine months of fiscal 2019, and we expect it to continue to decline in the absence of a new, localized product. We may need to change or modify our license fee model in China in order to compete effectively. Our inability to do so may have a material impact on our ability to expand into the Chinese market. Even if we adopt new license fee models for China based automobile manufacturers, we may not recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes, could also impact us in additional markets including, but not limited to, North America and Europe.
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
The regulatory framework for privacy issues worldwide is still evolving. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) took effect in May 2018. The GDPR replaces Directive 95/46/EC of 1995 and is directly applicable in EU member states. Among other things, the GDPR regulates data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices. Despite our efforts to bring practices into compliance before the effective date of the GDPR, we cannot assure you that we are fully compliant. The GDPR imposes significant penalties of up to the greater of 4% of worldwide turnover and €20 million for breaches of data protection rules. Similarly, in June 2018, California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which will become effective in January 2020. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new abilities to opt-out of certain sales of personal information. Legislators have stated that they intend to propose amendments to the CCPA before it goes into effect, and it remains unclear what, if any, modifications will be made to this legislation or how it will be interpreted. We cannot yet predict the impact of the CCPA on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. If we fail to protect the privacy of third-party data or to comply with the GDPR, CCPA or other applicable regimes, we may be subject to fines, penalties, litigation, and reputational harm and our business may be seriously harmed. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile and advertising industries in particular. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices. To the extent that we or our clients are subject to new laws or recommendations or choose to adopt new standards, recommendations, or other requirements, we may have greater compliance burdens. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy, our reputation may suffer, and we could lose relationships with advertiser or developer partners.

Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.
The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. For example, in 2018, the Office of the U.S. Trade Representative, or the USTR, enacted new tariffs on imports into the United States from China, and the countries continue to negotiate a trade deal. If additional tariffs or other restrictions are placed on Chinese imports or any related counter-measures are taken by China, our revenue and results of operations may be materially harmed. Furthermore, current or future tariffs imposed by the United States may negatively impact the automobile manufacturers to which we provide our automotive navigation products and services, thereby causing an indirect negative impact on our own sales. Any reduction in the sales of our customers and business partners, and/or any apprehension among our customers and business partners of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China and elsewhere around the world. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.
The advertising business is subject to seasonality, and we may not successfully grow our advertising revenue if we are unable to attract and retain advertisers.
We believe the advertising business is subject to varying buying patterns and seasonality, which can impact our ability to grow our revenue. For example, in the three months ended December 31, 2018, 2017 and 2016, we experienced higher advertising revenue as our second fiscal quarter is traditionally stronger due to seasonality; however, advertising revenue subsequently declined sequentially in the three months ended March 31, 2019, 2018 and 2017. In fact, our advertising revenue in the three months ended March 31, 2019 was the lowest it had been for any quarter in the last four years.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer mobile location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft Corporation also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, similar to Sprint, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple’s CarPlay or Google’s auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase on-board navigation solutions. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We may not successfully increase our revenue from Ford or Toyota, and our revenue could decrease, if our products are replaced within vehicles by Ford or Toyota with our competitors’ products or due to price competition from third parties.
We compete in the automotive navigation market with established automobile manufacturers and tier ones and providers of on-board navigation services such as AISIN AW CO., Ltd, AutoNavi Software Co., Ltd., Robert Bosch GmbH, Elektrobit Corporation, Garmin, Ltd., HERE, Navinfo Co., Ltd., NNG LLC, Shenyang MXNavi Co., Ltd., and TomTom, as well as other competitors such as Apple and Google. Lear announced in April 2019 that it had agreed to acquire Xevo, with which we provide an offering to Toyota, which could result in Xevo moving into the on-board navigation services space. We compete in the advertising network services business with mobile platform providers, including Google, Facebook, Inc., Verizon Media Group, GroundTruth, Inc., Verve Wireless, Inc., PlaceIQ, Inc. and NinthDecimal, Inc., among others. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
Our cash equivalent and short-term investment portfolio as of March 31, 2019 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2019, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in previous years and expected losses in fiscal 2019 and potentially future years in the United States, we maintained a full valuation allowance on deferred tax assets in the United States. Due to operating losses in previous years and expected losses in future years, we continue to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. In the event deferred tax assets in Germany cannot be realized based upon the ability to generate future income in Germany, our effective tax rate will be negatively impacted.
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
As of March 31, 2019, we had international operations in China, Romania, Germany, Japan and South Korea. Our experience with wireless carriers, automobile manufacturers and tier ones, and advertisers outside the United States is limited. Our revenue from customers in the United States comprised 82% and 93% of our total revenue in the nine months ended March 31, 2019 and 2018, respectively. However, our product is distributed globally in many different regions outside the United States, including Australia and New Zealand, China, Europe and South America. Our limited experience in operating our business outside the United States increases the risk that our current and future international expansion efforts may not be successful. In particular, our business model may not be successful in certain countries or regions outside the United States for reasons that we currently do not anticipate. In addition, conducting international operations subjects us to risks that we have not generally faced in the United States. These include:

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
On June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the European Union, or EU, (commonly referred to as the “Brexit”). Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Although the withdrawal of the UK from the EU was scheduled to take effect on March 29, 2019, the withdrawal date was extended until April 12, 2019 and further extended until October 31, 2019, although it could occur earlier if the UK so determines.
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
We transmit and store a large volume of personal information in the course of providing our products and services. This information is increasingly subject to legislation and regulations, such as the GDPR, in numerous jurisdictions around the world. This government action is typically intended to protect the privacy and security of personal or sensitive information that is collected, stored and transmitted in or from the governing jurisdiction.
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
As further described in Part I, Item 4 of this Quarterly Report on Form 10-Q, we have taken specific steps to remediate the material weakness by implementing and enhancing our internal controls. The material weakness will not be deemed remediated until all of those steps have been implemented and the affected internal controls have been tested and determined to be operating effectively. In addition, we may need to modify these steps or implement additional remediation measures to address the material weakness, and we cannot be certain that the measures we have taken, and expect to take, will be sufficient to address the issues identified, to ensure that our internal controls are effective, or to ensure that the identified material weakness will not result in a future material misstatement of our annual or interim consolidated financial statements.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of March 31, 2019, only three research analysts publish reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of our stock, the price of our stock could decline. For example, in late July 2011, following our earnings release for the three months and fiscal year ended June 30, 2011, several financial analysts published research reports lowering their price targets of our stock. After our announcement and the publication of these reports, our stock price fell more than 40%. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. Our stock has recently traded at prices below $3.50 per share. If our stock continues to trade at prices below $5.00 per share for an extended period of time, financial analysts may terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
Our stock price has fluctuated significantly and may continue to fluctuate in the future.
Our common stock was sold in our IPO at $8.00 per share. Although our common stock has traded at prices as high as $22.07 per share, it has also traded at prices as low as $3.35 per share and has tended to have significant downward and upward price movements in a relatively short time period. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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
Our executive officers and directors and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 35.1% of our common stock outstanding as of March 31, 2019, which includes approximately 10.5% of our common stock held by Nokomis Capital. These stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
Anti-takeover provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by our board of directors. These provisions could also make it more difficult for stockholders to elect directors and take other corporate actions. Among other things, our amended and restated certificate of incorporation and amended and restated bylaws include provisions:

•	providing for a classified board of directors whose members serve staggered three-year terms;

•
authorizing “blank check” preferred stock, which could be issued by our board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to the rights of our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	prohibiting stockholder action by written consent; and

•
providing that certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws can be amended only by supermajority vote (a 66 2/3 % majority) of the outstanding shares. In addition, our board of directors can amend our amended and restated bylaws by majority vote of the members of our board of directors.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.
As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents certain stockholders holding more than 15% of our outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of our outstanding common stock not held by such stockholder.
Any provision of our amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On February 7, 2019, we announced that our board of directors had approved a stock repurchase program to facilitate our repurchase up to $20.0 million worth of our issued and outstanding common stock in the open market. The timing and amount of repurchase transactions under this program will depend on market conditions, cash flow and other considerations. The repurchase authorization will expire on August 4, 2020.
The following table summarizes stock repurchase activity during the three months ended March 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2019	—	$—	—	$20,000,000
February 1 – February 28, 2019	84,761	5.90	84,761	19,499,854
March 1 – March 31, 2019	136,572	5.89	136,572	18,695,600
Total	221,333		221,333	$18,695,600

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.51+	Twentieth Amendment dated January 17, 2019 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	Filed herewith
10.16.52+	Second Amendment to General License Agreement, dated January 17, 2019 by and between Telenav, Inc. and HERE North America, LLC	Filed herewith
10.16.53+	Ninth Amendment dated January 28, 2019 to Territory License No. 10, dated March 1, 2016, by and between Telenav, Inc. and HERE North America, LLC	Filed herewith
10.16.54+
Sixth Amendment dated January 23, 2018 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC
Filed herewith
10.16.55+
Eighth Amendment dated January 28, 2019 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and NAVTEQ North America, LLC
Filed herewith
10.26.30+	Amendment No. 31, effective February 19, 2019, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.26.31+	Amendment No. 32, effective February 27, 2019, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	Filed herewith
10.27.2++	Services Agreement dated June 13, 2014 by and between General Motors Holdings LLC and Telenav, Inc.	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

+    Portions of the exhibit have been omitted by means of marking such portions with an asterisk because the identified portions are not material and would likely cause competitive harm to the Company if publicly disclosed.

++    Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

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

TELENAV, INC.

Dated:	May 9, 2019	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	May 9, 2019	By:	/s/ FUAD AHMAD
Fuad Ahmad
Chief Financial Officer
(Principal Financial and Accounting Officer)