Form 10-Q
period 2019-09-30
Telenav, Inc.
filed 2019-11-08
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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
As of September 30, 2019, there were 48,566,077 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$19,278	$27,275
Short-term investments	102,515	72,203
Accounts receivable, net of allowances of $7 and $7 at September 30, 2019 and June 30, 2019, respectively	52,973	69,781
Restricted cash	2,452	1,950
Deferred costs	19,416	18,752
Prepaid expenses and other current assets	4,281	3,784
Assets of discontinued operations	1,788	6,330
Total current assets	202,703	200,075
Property and equipment, net	5,304	5,583
Operating lease right-of-use assets	9,325	—
Deferred income taxes, non-current	798	998
Goodwill and intangible assets, net	15,483	15,701
Deferred costs, non-current	58,379	61,050
Other assets	18,977	1,414
Assets of discontinued operations, non-current	259	12,194
Total assets	$311,228	$297,015
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,804	$16,061
Accrued expenses	38,365	48,899
Operating lease liabilities	3,566	—
Deferred revenue	43,073	31,270
Income taxes payable	635	800
Liabilities of discontinued operations	1,876	3,373
Total current liabilities	105,319	100,403
Deferred rent, non-current	—	1,266
Operating lease liabilities, non-current	7,011	—
Deferred revenue, non-current	104,184	103,865
Other long-term liabilities	639	811
Liabilities of discontinued operations, non-current	107	30
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 48,566 and 46,911 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	49	47
Additional paid-in capital	192,055	182,349
Accumulated other comprehensive loss	(1,729)	(1,477)
Accumulated deficit	(96,407)	(90,279)
Total stockholders’ equity	93,968	90,640
Total liabilities and stockholders’ equity	$311,228	$297,015

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2019	2018
Revenue:
Product	$55,183	$39,930
Services	9,272	6,322
Total revenue	64,455	46,252
Cost of revenue:
Product	31,989	23,588
Services	4,862	3,954
Total cost of revenue	36,851	27,542
Gross profit	27,604	18,710
Operating expenses:
Research and development	20,663	18,492
Sales and marketing	1,946	1,703
General and administrative	7,287	5,450
Total operating expenses	29,896	25,645
Loss from operations	(2,292)	(6,935)
Other income, net	561	1,590
Loss from continuing operations before provision for income taxes	(1,731)	(5,345)
Provision for income taxes	411	740
Loss from continuing operations	(2,142)	(6,085)
Discontinued operations:
Income (loss) from operations of Advertising business, net of tax	832	(1,485)
Loss from sale of Advertising business	(4,818)	—
Loss on discontinued operations	(3,986)	(1,485)
Net loss	$(6,128)	$(7,570)

Basic and diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.14)
Loss on discontinued operations	$(0.09)	$(0.03)
Net loss	$(0.13)	$(0.17)
Weighted average shares used in computing basic and diluted loss per share	47,780	45,018

Stock-based compensation expense included in continuing operations above:
Cost of revenue	$16	$24
Research and development	1,095	1,251
Sales and marketing	135	166
General and administrative	506	607
Total stock-based compensation expense	$1,752	$2,048

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2019	2018
Net loss	$(6,128)	$(7,570)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(310)	(217)
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of tax	59	89
Reclassification adjustments for (loss) gain on available-for-sale securities recognized, net of tax	(1)	2
Net increase from available-for-sale securities, net of tax	58	91
Other comprehensive loss, net of tax	(252)	(126)
Comprehensive loss	$(6,380)	$(7,696)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2019	Shares	Amount
Balance at June 30, 2019	46,911	$47	$182,349	$(1,477)	$(90,279)	$90,640
Issuance of common stock upon exercise of stock options	1,326	1	8,340	—	—	8,341
Release of restricted stock units	329	1	(1,273)	—	—	(1,272)
Stock-based compensation expense, continuing operations	—	—	1,752	—	—	1,752
Stock-based compensation expense, discontinued operations	—	—	887	—	—	887
Foreign currency translation adjustment, net of tax	—	—	—	(310)	—	(310)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(6,128)	(6,128)
Balance at September 30, 2019	48,566	$49	$192,055	$(1,729)	$(96,407)	$93,968

Three Months Ended September 30, 2018
Balance at June 30, 2018	44,871	$45	$167,895	$(1,855)	$(57,202)	$108,883
Issuance of common stock upon exercise of stock options	5	—	25	—	—	25
Release of restricted stock units	385	—	(1,205)	—	—	(1,205)
Stock-based compensation expense, continuing operations	—	—	2,048	—	—	2,048
Stock-based compensation expense, discontinued operations	—	—	221	—	—	221
Foreign currency translation adjustment, net of tax	—	—	—	(217)	—	(217)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	91	—	91
Net loss	—	—	—	—	(7,570)	(7,570)
Balance at September 30, 2018	45,261	$45	$168,984	$(1,981)	$(64,772)	$102,276

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2019	2018
Operating activities
Net loss	$(6,128)	$(7,570)
Loss on discontinued operations	3,986	1,485
Loss from continuing operations	(2,142)	(6,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,752	2,048
Depreciation and amortization	922	1,010
Operating lease amortization, net of accretion	544	—
Accretion of net premium on short-term investments	12	5
Unrealized gain on non-marketable equity investments	—	(1,259)
Realized loss on non-marketable equity investments	100	—
Other	1	—
Changes in operating assets and liabilities:
Accounts receivable	16,653	(252)
Deferred income taxes	171	198
Deferred costs	1,979	(4,381)
Prepaid expenses and other current assets	(502)	369
Other assets	28	(35)
Trade accounts payable	1,738	3,267
Accrued expenses and other liabilities	(10,259)	(2,467)
Income taxes payable	(152)	149
Deferred rent	—	37
Operating lease liabilities	(897)	—
Deferred revenue	12,221	6,842
Net cash provided by (used in) operating activities	22,169	(554)
Investing activities
Purchases of property and equipment	(461)	(99)
Purchases of short-term investments	(41,418)	(10,624)
Purchase of long-term investments	(2,000)	—
Proceeds from sales and maturities of short-term investments	11,052	10,865
Net cash provided by (used in) investing activities	(32,827)	142
Financing activities
Proceeds from exercise of stock options	8,306	24
Tax withholdings related to net share settlements of restricted stock units	(832)	(1,206)
Net cash provided by (used in) financing activities	7,474	(1,182)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(336)	(239)
Net decrease in cash, cash equivalents and restricted cash	(3,520)	(1,833)
Net cash used in discontinued operations	(3,975)	(1,740)
Cash, cash equivalents and restricted cash, beginning of period	29,225	20,099
Cash, cash equivalents and restricted cash, end of period	$21,730	$16,526
Supplemental disclosure of cash flow information
Income taxes paid, net	$739	$166
Non-cash investing: Investment in LLC acquired in exchange for sale of Advertising business	$15,600	$—
Cash flows from discontinued operations:
Net cash used in operating activities	$(3,569)	$(1,740)
Net cash used in financing activities	(406)	—
Net cash transferred from continuing operations	3,975	1,740
Net change in cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash and cash equivalents of discontinued operations, end of period	$—	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$19,278	$13,596
Restricted cash	2,452	2,930
Total cash, cash equivalents and restricted cash	$21,730	$16,526

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of connected car and location-based products and services. We utilize our automotive navigation platform to deliver these products and services. Our automotive navigation platform allows us to deliver enhanced location-based services to automobile manufacturers, as well as original equipment manufacturers and tier one suppliers, to which we refer collectively as tier ones. Our automotive solutions primarily include navigation systems built into vehicles, or on-board, mobile phone based navigation systems, or brought-in, and advanced navigation solutions that offer on-board functionality combined with cloud functionality, or hybrid. Our fiscal year ends on June 30, and in this report we refer to the fiscal year ended June 30, 2019 as “fiscal 2019” and the fiscal year ending June 30, 2020 as “fiscal 2020.”
Commencing July 1, 2019, we operate in a single segment, automotive. Through June 30, 2019, we operated in three segments - automotive, advertising and mobile navigation. In August 2019, we completed the disposition of our digital advertising operations (the "Ads Business") and have presented the results of operations for the Ads Business as discontinued operations for all prior periods presented. See Note 12. Our mobile navigation services business represented less than 5% of total revenue for the three months ended September 30, 2019 and we expect the business to continue to decline. Our CEO, the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation business with the automotive business in a single segment.
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three months ended September 30, 2019 and 2018.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2019, included in our Annual Report on Form 10-K for fiscal 2019 filed with the U.S. Securities and Exchange Commission, or SEC, on August 22, 2019, which we refer to as the Form 10-K.
Effective July 1, 2019, we adopted the requirements of Accounting Standards Update, or ASU, No. 2016-02, Leases  (ASC 842) as discussed in the section titled “Recently adopted accounting pronouncements” of this Note 1. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with this standard.
Certain prior period balances have been reclassified to conform to the current period presentation of discontinued operations.
Significant accounting policies
With the exception of changes in accounting policies associated with our adoption of the new lease accounting standard, there have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
Disaggregation of revenue
In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, the following table depicts the disaggregation of revenue according to revenue type and pattern of recognition (in thousands):

	Three Months Ended September 30,
	2019	2018
Product
On-board automotive navigation solutions (point in time)(1)	$55,183	$39,930
Total product revenue	55,183	39,930
Services
Brought-in automotive navigation solutions (over time)(2)	6,222	3,542
Automotive maintenance and support and other (over time)	600	10
Mobile navigation services (over time)	2,450	2,770
Total services revenue	9,272	6,322
Total revenue	$64,455	$46,252
(1)Includes i) royalties earned and recognized at the point in time usage occurs, ii) map updates and iii) customized software development fees.
(2)Includes royalties earned and recognized over time from the allocation of transaction price to service obligations for hybrid automotive solutions.

Contract assets
Contract assets relate to our rights to consideration for performance obligations satisfied but not billed at the reporting date. As of September 30, 2019 and June 30, 2019, we had no contract assets.
Deferred costs
Changes in the balance of total deferred costs (current and non-current) during the three months ended September 30, 2019 were as follows (in thousands):

	Deferred Costs
	Content	Development	Total
Balance, June 30, 2019	$71,466	$8,336	$79,802
Content licensing costs incurred	31,257	—	31,257
Customized software development costs incurred	—	1,215	1,215
Less: cost of revenue recognized	(33,304)	(1,175)	(34,479)
Balance, September 30, 2019	$69,419	$8,376	$77,795

Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 54% and 67% of total revenue for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and June 30, 2019, receivables due from Ford were 42% and 33% of total accounts receivable, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Revenue related to products and services provided through General Motors Holdings and its affiliates, or GM, comprised 25% and 16% of total revenue for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and June 30, 2019, receivables due from GM were 23% and 15% of total accounts receivable, respectively.
Receivables due from Xevo, Inc. were 13% and 29% of total accounts receivable as of September 30, 2019 and June 30, 2019, respectively.
Restricted cash
As of September 30, 2019 and June 30, 2019, we had restricted cash of $2.5 million and $2.0 million, respectively, on our consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of September 30, 2019, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2019	$(1,623)	$146	$(1,477)
Other comprehensive income (loss) before reclassifications, net of tax	(310)	59	(251)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(1)	(1)
Other comprehensive income (loss), net of tax	(310)	58	(252)
Balance, net of tax as of September 30, 2019	$(1,933)	$204	$(1,729)

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the three months ended September 30, 2019.
Recently adopted accounting pronouncements
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. We early adopted ASU 2018-15 on July 1, 2019 on a prospective basis, and it did not have a material impact on our financial position or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842) which supersedes the guidance in topic ASC 840, Leases. The new standard, including subsequent amendments, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today.

We adopted ASC 842 effective July 1, 2019. We adopted the standard using the modified retrospective transition approach applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of right-of-use (ROU) assets and lease liabilities for operating leases that were not previously recorded. For information regarding the impact of ASC 842 adoption, see Leases and Note 5.
Leases
On July 1, 2019, we adopted ASC 842 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after July 1, 2019 are presented under ASC 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

We elected the package of practical expedients permitted under the transition guidance, which allowed us to carry forward our historical lease classification, our assessment on whether a contract was or contains a lease, and our initial direct costs for any leases that existed prior to July 1, 2019. We also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.
Upon adoption, we recognized total ROU assets of $11.7 million, with corresponding liabilities of $13.0 million on the condensed consolidated balance sheets. The adoption did not impact our beginning retained earnings, or our prior year condensed consolidated statements of operations and statements of cash flows.
We recognize operating lease ROU assets and operating lease liabilities at the commencement date based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We include operating leases in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, non-current on our condensed consolidated balance sheets.
Recent accounting pronouncements
With the exception of the recently adopted accounting pronouncements discussed above, there have been no other changes in accounting pronouncements during the three months ended September 30, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2019, that are of significance or potential significance to us.

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2019	2018
Loss from continuing operations	$(2,142)	$(6,085)
Net loss	$(6,128)	$(7,570)
Weighted average shares used in computing loss per share, basic and diluted	47,780	45,018
Loss from continuing operations per share, basic and diluted	$(0.04)	$(0.14)
Loss on discontinued operations	$(0.09)	$(0.03)
Net loss per share, basic and diluted	$(0.13)	$(0.17)

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following potential shares outstanding as of September 30, 2019 and 2018 were excluded from the computation of diluted loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	September 30,
	2019	2018
Stock options	2,059	5,263
Restricted stock units	2,967	2,536
Total	5,026	7,799

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds and commercial paper. Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. Marketable debt securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three months ended September 30, 2019 or 2018.
Short-term investments as of June 30, 2019 also included marketable equity securities, which are carried at fair value with unrealized gains and losses recognized in other income (expense), net. We had no net realized gains (losses) from marketable equity securities in the three months ended September 30, 2019 or 2018. As of September 30, 2019, we had no marketable equity securities.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2019 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$14,348	$—	$—	$14,348
Cash equivalents:
Money market mutual funds	650	—	—	650
U.S. treasury securities	2,071	—	—	2,071
Commercial paper	1,994	—		1,994
Corporate bonds	215	—	—	215
Total cash equivalents	4,930	—	—	4,930
Total cash and cash equivalents	19,278	—	—	19,278
Short-term investments:
U.S. treasury securities	6,121	9	(3)	6,127
U.S. agency securities	4,547	8	(4)	4,551
Asset-backed securities	18,259	108	(13)	18,354
Municipal securities	8,011	24	(1)	8,034
Commercial paper	1,735	1	—	1,736
Corporate bonds	63,407	328	(22)	63,713
Total short-term investments	102,080	478	(43)	102,515
Cash, cash equivalents and short-term investments	$121,358	$478	$(43)	$121,793

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2019 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$25,987	$—	$—	$25,987
Cash equivalents:
Money market mutual funds	790	—	—	790
Commercial paper	498	—	—	498
Total cash equivalents	1,288	—	—	1,288
Total cash and cash equivalents	27,275	—	—	27,275
Short-term investments:
U.S. treasury securities	3,570	6	(4)	3,572
U.S. agency securities	3,002	9	(2)	3,009
Asset-backed securities	12,319	104	(10)	12,413
Municipal securities	4,124	16	—	4,140
Commercial paper	1,986	—	—	1,986
Corporate bonds	45,492	269	(27)	45,734
Total debt securities	70,493	404	(43)	70,854
Marketable equity securities	250	1,099	—	1,349
Total short-term investments	70,743	1,503	(43)	72,203
Cash, cash equivalents and short-term investments	$98,018	$1,503	$(43)	$99,478

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than 12 months or a continuous unrealized loss position for 12 months or greater, as of September 30, 2019 and June 30, 2019 (in thousands):

	September 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$2,609	$(1)	$2,998	$(1)	$5,607	$(2)
U.S. agency securities	2,034	(4)	—	—	2,034	(4)
Asset-backed securities	5,128	(10)	2,061	(3)	7,189	(13)
Municipal securities	1,621	(1)	—	—	1,621	(1)
Corporate bonds	18,388	(21)	4,729	(2)	23,117	(23)
Total	$29,780	$(37)	$9,788	$(6)	$39,568	$(43)

	June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$—	$—	$2,992	$(5)	$2,992	$(5)
U.S. agency securities	—	—	998	(1)	998	(1)
Asset-backed securities	—	—	3,537	(11)	3,537	(11)
Commercial paper	493	(1)	—	—	493	(1)
Corporate bonds	4,600	(3)	14,615	(24)	19,215	(27)
Total	$5,093	$(4)	$22,142	$(41)	$27,235	$(45)

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

There were 88 securities and 11 securities in an unrealized loss position for less than 12 months at September 30, 2019 and at June 30, 2019, respectively, and 25 securities and 51 securities in an unrealized loss position for 12 months or greater at September 30, 2019 and June 30, 2019, respectively.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2019 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$33,742	$33,770
Due between one and two years	41,908	42,147
Due between two and three years	26,430	26,598
Total	$102,080	$102,515

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2019, we did not consider any of our short-term investments to be other-than-temporarily impaired.

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
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of September 30, 2019 and June 30, 2019, we did not have any short-term investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at September 30, 2019 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Fair Value Measurements at September 30, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$650	$650	$—	$—
U.S. treasury securities	2,071	2,071	—	—
Commercial paper	1,994	—	1,994	—
Corporate bonds	215	—	215	—
Total cash equivalents	4,930	2,721	2,209	—
Short-term investments:
U.S. treasury securities	6,127	6,127	—	—
U.S. agency securities	4,551	—	4,551	—
Asset-backed securities	18,354	—	18,354	—
Municipal securities	8,034	—	8,034	—
Commercial paper	1,736	—	1,736	—
Corporate bonds	63,713	—	63,713	—
Total short-term investments	102,515	6,127	96,388	—
Cash equivalents and short-term investments	$107,445	$8,848	$98,597	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2019 (in thousands):

	Fair Value Measurements at June 30, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$790	$790	$—	$—
Commercial paper	498	—	498	—
Total cash equivalents	1,288	790	498	—
Short-term investments:
U.S. treasury securities	3,572	3,572	—	—
U.S. agency securities	3,009	—	3,009	—
Asset-backed securities	12,413	—	12,413	—
Municipal securities	4,140	—	4,140	—
Commercial paper	1,986	—	1,986	—
Corporate bonds	45,734	—	45,734	—
Total debt securities	70,854	3,572	67,282	—
Marketable equity securities	1,349	1,349	—	—
Total short-term investments	72,203	4,921	67,282	—
Cash equivalents and short-term investments	$73,491	$5,711	$67,780	$—
Accretion of net premium on short-term investments totaled $12,000 and $5,000 in the three months ended September 30, 2019 and 2018, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the three months ended September 30, 2019 and 2018.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2019 or June 30, 2019.
Non-marketable equity investments
Our non-marketable equity securities are investments in privately held companies without readily determinable market values.
The carrying value of our non-marketable equity securities is measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income (expense), net. Non-marketable equity securities that we remeasure are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.
Our net realized gains (losses) from non-marketable equity securities were $(100,000) and zero in the three months ended September 30, 2019 and 2018. Our net unrealized gains (losses) from the remeasurement of non-marketable equity securities were zero and $1.3 million in the three months ended September 30, 2019 and 2018.
The carrying value of our non-marketable equity securities, none of which required remeasurement to fair value, was $458,000 and $458,000 at September 30, 2019 and June 30, 2019, respectively.
In August 2019, we completed the disposition of our Ads Business in exchange for a non-marketable equity investment in inMarket Media, LLC ("inMarket") valued at $15.6 million. See Note 12. In assessing the fair value of our investment in inMarket, we made assumptions regarding estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, amongst other factors.
An investment in a limited liability company such as inMarket that maintains a specific ownership account for each investor is deemed to be similar to an investment in a limited partnership. Accordingly, because we hold more than a 3% to 5% ownership interest in inMarket, we are required to account for our inMarket investment under the equity method of accounting. Our proportionate share of inMarket earnings for the period from the date of closing of the inMarket Transaction, August 16, 2019, through September 30, 2019 was not material.
Non-marketable debt investment
In the three months ended September 30, 2019, we invested $2.0 million in the form of a convertible note receivable in a privately held company without a readily determinable market value. The note receivable matures upon request for payment by a majority of note holders no sooner than October 31, 2021, or otherwise upon a change of control or event of default involving the privately held company. The note converts to preferred stock or common stock upon certain events as defined, including a qualified preferred stock financing round or a change in control of ownership. Interest accrues annually at 6% and is due in full upon maturity.
The convertible note is classified as available for sale and is carried at fair value within Level 3, with any unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. We did not have any unrealized or realized gains or losses in the three months ended September 30, 2019. The carrying value of our non-marketable debt investment was $2.0 million at September 30, 2019. We did not hold any non-marketable debt investments at June 30, 2019.

5.	Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2019 and 2024. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs for the three months ended September 30, 2019 were $817,000. The weighted-average remaining term of our operating leases was 3.4 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% as of September 30, 2019.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Maturities of our operating lease liabilities, which do not include short-term leases, as of September 30, 2019 were as follows (in thousands):

Fiscal Year	September 30, 2019
2020	$2,995
2021	3,124
2022	2,761
2023	2,313
2024	619
Total lease payments	11,812
Less: imputed interest	(978)
Total operating lease liabilities	$10,834

Cash payments included in the measurement of our operating lease liabilities were $0.9 million for the three months ended September 30, 2019.

6.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of September 30, 2019 and June 30, 2019 was $14.3 million and $26.1 million, respectively. The reduction in goodwill of $11.8 million was due to the sale of the Ads Business to inMarket. See Note 12.
Intangible assets consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(12,712)	(12,494)
Intangible assets, net	$1,163	$1,381

Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $218,000 and $284,000 for the three months ended September 30, 2019 and 2018, respectively.
As of September 30, 2019, remaining amortization expense for intangible assets by fiscal year was as follows: $654,000 in fiscal 2020 and $509,000 in fiscal 2021.
Other assets
Other assets consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Deposits and other assets	$919	$956
Non-marketable equity investments	458	458
Non-marketable equity investment greater than 5% in LLC	15,600	—
Non-marketable debt investment	2,000	—
Total other assets	$18,977	$1,414

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Accrued expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Accrued compensation and benefits	$7,051	$13,288
Accrued royalties	14,672	21,604
Customer overpayments and related reserves	4,674	4,291
Other accrued expenses	11,968	9,716
Total accrued expenses	$38,365	$48,899

7.	Deferred revenue and remaining performance obligations
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under our contracts with customers and is recognized upon transfer of control. Changes in the balance of total deferred revenue (current and non-current) during the three months ended September 30, 2019 were as follows (in thousands):

Beginning balance, June 30, 2019	$135,135
Revenue recognized that was included in beginning balance	(13,515)
Amount billed, net of revenue recognized that was not included in beginning balance	25,637
Ending balance, September 30, 2019	$147,257

The cumulative adjustment as a result of changes in the estimate of the transaction price of customer contracts during the three months ended September 30, 2019 was a net increase in revenue recognized of $228,000. In addition, the amount of revenue recognized in the three months ended September 30, 2019 from performance obligations satisfied or partially satisfied in previous periods was $230,000.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of September 30, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for our automotive segment was $84.6 million, which is expected to be recognized over a remaining period of approximately 5 to 8 years. This amount excludes the variable consideration that falls under the exemption for usage-based royalties promised in exchange for a license of intellectual property. We have used the practical expedient to not disclose amounts related to the comparative period under ASC 606.
The aggregate amount of transaction price allocated to the remaining performance obligations as of September 30, 2019 was not material.

8.	Commitments and contingencies
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
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors’ and officers’ insurance policy that limits our potential exposure. We believe that any financial exposure related to these indemnification agreements is not material.
Other contractual commitments
As of September 30, 2019, we had $7.6 million of future minimum non-cancelable financial commitments primarily related to license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within five years.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Contingencies
From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When we believe a loss or a cost of indemnification is probable and which we can reasonably estimate, we accrue our estimate of the loss or cost of indemnification in our consolidated financial statements. Where we cannot determine the outcome of these matters, we do not make a provision in our financial statements until the loss or cost of indemnification, if any, is probable and can be reasonably estimated or the outcome becomes known. We expense legal fees related to these matters as they are incurred.
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
Legal proceedings are subject to inherent uncertainties. Unfavorable outcomes could have a material adverse impact on our business, financial position, cash flows or overall trends in results of our operations.

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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2019	3,409	$6.49
Granted	—	—
Exercised	(1,326)	6.29
Canceled or expired	(24)	5.22
Options outstanding as of September 30, 2019	2,059	$6.64	4.92	$—
As of September 30, 2019:
Options vested and expected to vest	2,021	$6.67	4.87	$—
Options exercisable	1,555	$7.02	4.30	$—

A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2019	2,637
Granted	1,120
Vested	(485)
Canceled	(305)
RSUs outstanding as of September 30, 2019	2,967	1.74	$14,181
As of September 30, 2019:
RSUs expected to vest	2,510	1.58	$11,998

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Performance-based RSUs
In September 2019, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 560,000 shares of common stock under individual grants to several of our executive officers, which we refer to as the PSU Awards.
The PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2020, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. The maximum number of shares subject to the PSU Award that may vest is 560,000.
In October 2018, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 240,000 shares of common stock to Dr. HP Jin, our Chairman of the Board of Directors, President and Chief Executive Officer, or CEO, which we refer to as the CEO PSU Award. The CEO PSU Award is subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the CEO PSU Award’s grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the CEO PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the CEO PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2019, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to Dr. Jin’s continued service with the Company through the applicable vesting date. The maximum number of shares subject to the CEO PSU Award that may vest is 240,000. No shares had vested as of November 1, 2019.
Since achievement of the awards is dependent on a market condition, stock-based compensation expense associated with these awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been met. We utilized the Monte Carlo valuation method to determine the fair value and derived service periods of each of the stock price performance milestones. Total stock-based compensation expense associated with the PSU Awards and the CEO PSU Award for the three months ended September 30, 2019 and 2018was not material. Total stock-based compensation expense associated with the CEO PSU Award for the three months ended 43373 was not material.
As of September 30, 2019, no performance-based RSUs had been earned or canceled, and 800,000 performance-based RSUs remained outstanding.
During the three months ended September 30, 2019, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. The last annual increase in the shares reserved for issuance under our 2009 Equity Incentive Plan occurred on July 1, 2019, and the plan expired in October 2019 as to new awards. Our board of directors also terminated the 2011 Stock Option and Grant Plan. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2019	4,472
Additional shares authorized	1,667
Granted	(1,680)
RSUs withheld for taxes in net share settlements	155
Canceled	329
Shares available for grant as of September 30, 2019	4,943

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The following table summarizes the stock-based compensation expense for continuing operations recorded for stock options and RSUs, including performance-based RSUs, issued to employees and nonemployees (in thousands):

	Three Months Ended September 30,
	2019	2018
Stock option awards	$308	$417
RSU awards	1,444	1,631
Total stock-based compensation expense	$1,752	$2,048

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

	Three Months Ended September 30,
	2019	2018
Expected volatility	—%	39%
Expected term (in years)	—	6.87
Risk-free interest rate	—%	2.99%
Dividend yield	—%	—%
Weighted average grant date fair value per share	$—	$2.32

No stock option awards were granted during the three months ended September 30, 2019.

10.	Stock repurchase program
In February 2019, our board of directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The term of the program is 18 months. The timing and amount of repurchase transactions under this program will depend on market conditions, cash flow and other considerations. No shares were repurchased under this program during the three months ended September 30, 2019. As of September 30, 2019, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $18.7 million.
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
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes for continuing operations was $411,000 in the three months ended September 30, 2019 compared to $740,000 in the three months ended September 30, 2018 and was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax provision rate of 24% and 14% of loss from continuing operations for the three months ended September 30, 2019 and 2018, respectively, was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since the tax assets are not likely to be realized due to the lack of current and forecasted future income. Although the total income tax provision did not change for the three months ended September 30, 2018, taxes were allocated to discontinued operations in an amount equal to the difference between the tax originally computed on loss from operations and the tax recomputed on the amount of loss from continuing operations.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of September 30, 2019 and June 30, 2019, our cumulative unrecognized tax benefits were $4.8 million and $4.6 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2019 and June 30, 2019 was $100,000 and $100,000, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued zero and zero for the payment of interest and penalties at September 30, 2019 and June 30, 2019, respectively.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open from fiscal 2016 for federal tax purposes, from fiscal 2014 in state jurisdictions and from fiscal 2013 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets. Our valuation allowance at June 30, 2019 was $48.4 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.

12.	Sale of Ads Business
On August 16, 2019, we completed the disposition of our Ads Business to inMarket (the "inMarket Transaction"). In exchange, inMarket issued to us units of inMarket representing a 14.5% member interest in inMarket at the time of the closing of the inMarket Transaction. We also received a perpetual, non-exclusive, irrevocable, royalty-free license under software and other intellectual property rights being assigned to inMarket as part of the inMarket Transaction, as set forth in the Asset Purchase Agreement, dated August 8, 2019, by and among Telenav, Thinknear, Inc., a wholly owned subsidiary of Telenav, and inMarket, as amended. Pursuant to the terms of a Transition Services Agreement, we also agreed to provide inMarket with transition services for a period of time generally not to exceed eight months following the closing of the inMarket Transaction.
The historical financial results attributable to the Ads Business are presented as discontinued operations in our condensed consolidated statements of operations for all periods presented. The carrying amounts of assets and liabilities included as part of discontinued operations have been classified as assets of discontinued operations and liabilities of discontinued operations, respectively, in our condensed consolidated balance sheet at June 30, 2019.
Reconciliations of the carrying amounts of major classes of assets and liabilities included as part of discontinued operations to the amounts presented separately in our September 30, 2019 and June 30, 2019 balance sheet are presented in the following tables:

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	September 30, 2019	June 30, 2019
Assets
Accounts receivable	$628	$6,011
Prepaid and other current assets	1,160	319
Assets of discontinued operations	$1,788	$6,330

Property and equipment, net	$72	$72
Operating lease right-of-use assets	187	—
Deferred income taxes, non-current	—	(59)
Goodwilll and intangible assets, net	—	11,786
Other assets	—	395
Assets of discontinued operations, non-current	$259	$12,194

Liabilities
Accounts payable	$176	$974
Accrued expenses	1,550	2,399
Operating lease liabilities	150	—
Liabilities of discontinued operations	$1,876	$3,373

Deferred rent, non-current	$—	$30
Operating lease liabilities, non-current	107	—
Liabilities of discontinued operations, non-current	$107	$30
Reconciliations of the major line items comprising loss from operations of the Ads Business included as part of discontinued operations to the amounts presented separately in our statements of operations for the three months ended September 30, 2019 and 2018 are presented in the following tables:

	Three Months Ended September 30,
	2019	2018
Revenue - services	$3,614	$5,947
Cost of revenue - services	1,335	3,220
Gross profit	2,279	2,727
Operating expenses:
Research and development	697	1,610
Sales and marketing	750	2,712
General and administrative	—	—
Total operating expenses	1,447	4,322
Income (loss) from operations of Ads Business, net of tax provision (benefit) of $0 and $(110), respectively	$832	$(1,485)

Our 14.5% member interest in inMarket was valued at $15.6 million at the closing of the inMarket Transaction and is recorded in other assets on our condensed consolidated balance sheet at September 30, 2019. See Note 4. Our loss from the sale of the Ads Business of $4.8 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $363,000 comprising legal fees and third-party consulting fees associated with the inMarket Transaction.

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
In this Form 10-Q, “we,” “us,” “our,” “the Company” and “Telenav” refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2019 as “fiscal 2019” and the fiscal year ending June 30, 2020 as “fiscal 2020.”
Overview
Telenav is a leading provider of location-based products and services for connected cars. We utilize our connected car platform to deliver these products and services. Our connected car platform allows us to deliver enhanced location-based navigation services to automobile manufacturers and tier one suppliers, or tier ones. In addition, as discussed below, until August 2019, we utilized our advertising platform, which we refer to as our Ads Business, to deliver highly targeted advertising services to advertisers and advertising agencies by leveraging our location expertise. We reported results through June 30, 2019 in three business segments: automotive, advertising and mobile navigation. Commencing with the quarter ended September 30, 2019, we report results in a single segment, automotive. Our mobile navigation services business, which generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers, represented less than 5% of total revenue for the three months ended September 30, 2019 and we expect the business to continue to decline. Our CEO, the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation business with the automotive business in a single segment.
We derive revenue primarily from automobile manufacturers and tier ones whose vehicles or systems incorporate our proprietary personalized navigation software and services. These manufacturers and tier ones generally do not provide us with any volume or revenue guarantees.
We offer four variations of our connected car products and services to our automobile manufacturer and tier one customers for distribution with their vehicles and systems. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. Second, we offer advanced navigation solutions that contain on-board functionality and also add cloud functionality such as cloud search, cloud routing, map updates and “live” data. We refer to these solutions as hybrid navigation. Third, we offer mobile phone-based navigation solutions that run on the phone and provide an interactive map and navigation instructions to the vehicle's video screen and audio system, which we refer to as brought-in navigation. Finally, we offer a software development kit, or SDK, that enables our customers to add mapping and location capabilities to their cloud, mobile and on-board automotive applications. We believe our history as a supplier of cloud-based navigation services combined with our proven track record of delivering navigation solutions to three of the top five global automobile manufacturers provides a unique advantage in the automotive navigation marketplace over our competitors.
We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 54% of our revenue in the three months ended September 30, 2019, General Motors Holdings and its affiliates, or GM, which represented 25% of our revenue in the three months ended September 30, 2019, and Toyota Motor Corporation, or Toyota. We also provide our products and services indirectly through tier ones such as Xevo Inc., or Xevo, for certain Toyota solutions, LG Electronics, Inc., or LG, for certain Opel Automobile GmbH, or Opel, solutions and Panasonic Automotive Systems Company of America, or Panasonic, for certain Fiat Chrysler Automobiles, or FCA, solutions.
We generate product revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, map updates to the software and customized software development. We generate services revenue from brought-in automotive navigation solutions, advertising services and mobile navigation services.
Ford utilizes our on-board automotive navigation product in its Ford SYNC® platform. Ford pays us a royalty fee on SYNC 3 on-board solutions as our software is installed in the vehicle. We also derive product revenue from map update fees.
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
Through August 2019, we generated services revenue from our Ads Business through the delivery of advertising impressions based on the specific terms of the advertising contract. In August 2019, we sold the Ads Business to inMarket. Upon the terms and subject to the conditions of the Asset Purchase Agreement, inMarket acquired substantially all of the assets and assumed certain liabilities related to and used in the Ads Business. In exchange, inMarket issued to Telenav units of inMarket representing a 14.5% member interest in inMarket at the time of closing of the inMarket Transaction. In addition, inMarket granted to us a perpetual, non-exclusive, irrevocable, royalty-free, license back to the software and other intellectual property rights being assigned to inMarket as part of the inMarket Transaction. For the three months ended September 30, 2019 and for all prior comparative periods, we reported the operating results of the Ads Business and the loss on its sale as discontinued operations in our condensed consolidated financial statements. In August 2019, we entered into certain agreements with affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, including: (i) a services agreement pursuant to which we agreed that we will provide certain services to Grab through certain of our employees designated to work on our OpenTerra Platform; (ii) a license agreement pursuant to which we have granted to Grab a perpetual license to certain intellectual property associated with the OpenTerra Platform; and (iii) an asset purchase agreement pursuant to which we will sell certain intellectual property associated with the OpenTerra Platform to Grab and facilitate the making of offers for employment or consulting arrangements by Grab of certain of our OpenTerra employees. The transactions contemplated by the services agreement, license agreement and asset purchase agreement together comprise the “Grab Transaction.” The consideration for the services agreement, license agreement and asset purchase agreement is a mix of cash and Grab Holdings, Inc. ordinary shares. The asset purchase component of the Grab Transaction is subject to customary closing conditions and is expected to close before June 30, 2020.
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
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended September 30,
	2019	2018
Revenue	$64,455	$46,252
Revenue from Ford as a percentage of total revenue	54%	67%
Revenue from GM as a percentage of total revenue	25%	16%
Billings (Non-GAAP)	$76,577	$53,094
Billings to Ford as a percentage of total billings (Non-GAAP)	39%	60%
Billings to GM as a percentage of total billings (Non-GAAP)	26%	19%
Increase in deferred revenue	$12,122	$6,842
Increase in deferred costs	$(2,007)	$4,381
Gross profit	$27,604	$18,710
Gross margin	43%	40%
Loss from continuing operations	$(2,142)	$(6,085)
Net loss	$(6,128)	$(7,570)
Diluted loss from continuing operations per share	$(0.04)	$(0.14)
Diluted net loss per share	$(0.13)	$(0.17)
Adjusted EBITDA (Non-GAAP)	$382	$(3,877)
Net cash provided by (used in) operating activities	$22,169	$(554)
Free cash flow (Non-GAAP)	$21,708	$(653)

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
Billings equals revenue recognized plus the change in deferred revenue from the beginning to the end of the applicable period. We have also provided a breakdown of the calculation of the change in deferred revenue by segment, which is added to revenue in calculating our non-GAAP billings metric. In connection with our presentation of the change in deferred revenue, we have provided a similar presentation of the change in the related deferred costs. Such deferred costs primarily include costs associated with third-party content and certain development costs associated with our customized software solutions whereby customized engineering fees are earned. As we enter into more hybrid and brought-in navigation programs, deferred revenue and deferred costs become larger components of our operating results, so we believe these metrics are useful in evaluating cash flows.
We consider billings to be a useful metric for management and investors because billings drive revenue and deferred revenue, which is an important indicator of our business. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, billings include amounts that have not yet been recognized as revenue. For example, billings related to certain brought-in solutions cannot be fully recognized as revenue in a given period due to requirements for ongoing map updates and provisioning of services such as hosting, monitoring, customer support, map updates and, for certain customers, additional period content and associated technology costs. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures, making comparisons between companies more difficult. When we use this measure, we attempt to compensate for these limitations by providing specific information regarding billings and how they relate to revenue calculated in accordance with GAAP.
Adjusted EBITDA measures our GAAP net loss adjusted for discontinued operations and excluding the impact of stock-based compensation expense, depreciation and amortization, other income (expense), net, provision (benefit) for income taxes, and other applicable items such as legal settlements and contingencies and merger and acquisition, or M&A, transaction expenses, net of tax. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Legal settlements and contingencies represent settlements, offers made to settle, or loss accruals relating to litigation or other disputes in which we are a party or the indemnitor of a party. M&A transaction expenses relate primarily to costs associated with transactions, such as the inMarket Transaction and the Grab Transaction.
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
These non-GAAP measures have limitations as analytical tools and should not be considered in isolation or as substitutes for our financial results as reported under GAAP. Some of these limitations are:

•
We expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support; accordingly, deferred costs do not reflect all costs associated with billings;

•
assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDAs does not reflect the use of cash for net share settlements of RSUs;

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	adjusted EBITDA, free cash flow or similarly titled measures may be calculated by other companies differently, which reduces their usefulness as comparative measures.
Because of these and other limitations, billings, adjusted EBITDA and free cash flow should be considered alongside other GAAP-based financial performance measures.
We reconcile the most directly comparable GAAP financial measure to each non-GAAP financial metric used. The following tables present reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, net loss to adjusted EBITDA, and net loss and net cash flow used in operating activities to free cash flow for each of the periods indicated (dollars in thousands):

Reconciliation of Revenue to Billings

	Three Months Ended September 30,
	2019	2018
Revenue	$64,455	$46,252
Adjustments:
Change in deferred revenue	12,122	6,842
Billings	$76,577	$53,094

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended September 30,
	2019	2018
Deferred revenue, September 30	$147,257	$81,380
Deferred revenue, June 30	135,135	74,538
Change in deferred revenue	$12,122	$6,842

Deferred costs, September 30	$77,795	$62,806
Deferred costs, June 30	79,802	58,425
Change in deferred costs(1)	$(2,007)	$4,381

Reconciliation of Revenue to Billings - Ford and GM

	Three Months Ended September 30,
	2019	2018
Revenue from Ford	$34,912	$30,811
Adjustments:
Change in deferred revenue attributed to Ford	(4,782)	962
Billings to Ford	$30,130	$31,773
Billings to Ford as a percentage of total billings	39%	60%

Revenue from GM	$16,362	$7,446
Adjustments:
Change in deferred revenue attributed to GM	3,272	2,855
Billings to GM	$19,634	$10,301
Billings to GM as a percentage of total billings	26%	19%

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended September 30,
	2019	2018
Net loss	$(6,128)	$(7,570)
Loss on discontinued operations	3,986	1,485
Loss from continuing operations	(2,142)	(6,085)
Adjustments:
Stock-based compensation expense	1,752	2,048
Depreciation and amortization expense	922	1,010
Other income, net	(561)	(1,590)
Provision for income taxes	411	740
Adjusted EBITDA	$382	$(3,877)

Reconciliation of Net Loss to Free Cash Flow

	Three Months Ended September 30,
	2019	2018
Net loss	$(6,128)	$(7,570)
Loss on discontinued operations	3,986	1,485
Loss from continuing operations	(2,142)	(6,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in deferred revenue (1)	12,221	6,842
Change in deferred costs (2)	1,979	(4,381)
Changes in other operating assets and liabilities	6,780	1,266
Other adjustments (3)	3,331	1,804
Net cash provided by (used in) operating activities	22,169	(554)
Less: Purchases of property and equipment	(461)	(99)
Free cash flow	$21,708	$(653)

(1) Consists of product royalties, customized software development fees, service fees and subscription fees.
(2) Consists primarily of third-party content costs and customized software development expenses.
(3) Consist primarily of depreciation and amortization, stock-based compensation expense and other non-cash items.

Key components of our results of operations
Sources of revenue
Overview. We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, map updates to the software and customized software development. Services revenue consists primarily of revenue we derive from our brought-in automotive navigation services.
Commencing July 1, 2019, we operate in a single segment, automotive. Through June 30, 2019, we operated in three segments - automotive, advertising and mobile navigation. In August 2019, we completed the disposition of our Ads Business and have presented the results of operations for the Ads Business as discontinued operations for all prior periods presented. Our mobile navigation services business represented less than 5% of total revenue for the three months ended September 30, 2019 and we expect the business to continue to decline. Our CEO, the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation services business with the automotive business in a single segment.
In the three months ended September 30, 2019 and 2018, revenue from Ford represented 54% and 67% of our total revenue, respectively, and revenue from GM comprised 25% and 16% of total revenue, respectively.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On March 28, 2018, we entered into an amendment with Ford that extends the term of the agreement from December 31, 2018 to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. The terms of this next generation navigation solution were embodied in an amendment executed in December 2018. With respect to North America production, this amendment extended the term of the agreement to December 31, 2022, which term may be further extended at Ford’s option subject to certain conditions. We were not awarded the contracts for Europe, South America and Australia and New Zealand. Furthermore, a substantial portion of our revenue, and, to a lesser extent, gross profit, is impacted by the underlying licensed content cost negotiated through HERE North America, LLC, or HERE, and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers.
Our contract with GM includes the provision of our on-board, hybrid, and brought-in navigation solutions across a wide assortment of GM vehicles. Our mobile navigation SDK powers GM’s branded mobile and web-based applications and is covered under a services agreement that was entered into June 13, 2014 and extends to December 31, 2019. Our on-board and hybrid navigation solutions for GM are covered under a product and services agreement that became effective February 1, 2017. These solutions began shipping in a limited number of vehicles beginning with model year 2017 and are gradually expanding across additional regions and models. In May 2017, additional vehicles through model year 2025 were added to this products and services agreement, which terminates on December 31, 2026. Although it does not affect the terms of our agreement with GM, on September 5, 2019, GM announced that it intended to utilize GAS solutions on certain models beginning with model year 2022.
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
We recognize revenue from on-board automotive navigation solutions upon transfer of control of the customized software and any associated integrated content together forming a distinct performance obligation. Transfer of control generally occurs at a point in time upon acceptance. Any royalties for the use of distinct software combined with integrated content, with an allocation of the transaction price based on the relative standalone selling price, or SSP, of map updates, specified upgrades, and other services as applicable, are recognized at the later of when the royalties are earned or when transfer of control of the related performance obligation has occurred.
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
Our product revenue from Ford is primarily derived from Ford’s SYNC 3 on-board solutions. In each geography where we provide navigation products to it, Ford also provides a map update program under which Ford owners in North America, South America, China and Europe with SYNC 3 and in Australia and New Zealand with SYNC 2 or SYNC 3 are eligible to receive annual map updates at no additional cost through the applicable contractual period. We earn an annual compilation fee and a per unit fee for these updates included in the pricing arrangement. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
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
We provide entry level on-board navigation through LG, a tier one supplier for the Opel and Vauxhall line of vehicles, for the European market. This solution launched in Opel’s Adam, Corsa, Karl and Zafira model vehicles in July 2017. These products are expected to be made available in other select vehicles for model years 2020 to 2022. GM sold its Opel and Vauxhall business to Groupe PSA in August 2017, and we continue to engage in development of similar solutions for Opel and Vauxhall.
We also have an agreement to offer our on-board navigation solution in select Jeep and Chrysler vehicles in the China market through Panasonic. Our on-board navigation was initially included in the 2018 Jeep Grand Cherokee, which had its China launch in August 2017, and is now included in Jeep Cherokee and Compass models in China.
In August 2019, we entered into certain agreements with Grab, including: (i) a services agreement pursuant to which we agreed that we will provide certain services to Grab through certain of our employees designated to work on our OpenTerra Platform; (ii) a license agreement pursuant to which we have granted to Grab a perpetual license to certain intellectual property associated with the OpenTerra Platform; and (iii) an asset purchase agreement pursuant to which we will sell certain intellectual property associated with the OpenTerra Platform to Grab and facilitate the making of offers for employment or consulting arrangements by Grab of certain of our OpenTerra employees. We amended the license agreement with Grab during the three months ended September 30, 2019. The combined agreements, as amended, contain the following distinct performance obligations: the right to use software significantly modified to operate within the Grab environment, implementation services, and software support and maintenance. In addition, Grab has the right to purchase the assets associated with our OpenTerra Platform for a limited period of time. Software is recognized as product revenue when testing has been completed for the transferred software modules.
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
In October 2017, we amended our agreement with Ford to provide certain connected services for SYNC 3 in North America, Europe and China. Ford launched connected search across various model year 2018 SYNC 3 vehicles in North America using its FordPassTM and Lincoln WayTM mobile applications. The vast majority of Ford vehicles with SYNC 3 produced in North America and Europe during the three months ended September 30, 2019 were capable of providing connected services.

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
In addition, our Scout GPS Link and Xevo’s XevoTM Engine Link provide brought-in navigation services, including a fully interactive moving map, for select Toyota vehicles equipped with Entune 3.0 Audio, as well as select Lexus vehicles equipped with Lexus Enform. Our fully interactive solution first became available on select model year 2018 Toyota Camry and Sienna and Lexus NX and RC models, and was expanded to select model year 2019 Toyota Corolla hatchback, Avalon, CHR and RAV4 models, as well as Lexus UX and select model year 2020 Corolla, Prius,Avalon and Sienna models. On most Toyota and Lexus models, a premium embedded connected navigation option is also available that provides connected search, powered by our platform.
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
We recognize services revenue from the Grab Transaction for implementation services performed over time using an input-based methodology based on hours incurred. Other services revenue from Grab includes software support and maintenance that is recognized over time during the entitlement period.
We generate mobile navigation revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. Mobile navigation revenue is included with automotive revenue for all periods presented.
Revenue concentrations. We generated 76% and 84% of our revenue in the United States in the three months ended September 30, 2019 and 2018, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer’s or tier one’s United States’ entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in fiscal 2017, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint venture in China.
Cost of revenue
We classify our cost of revenue as either cost of product revenue or cost of services revenue. Cost of product revenue consists primarily of the cost of third-party content we incur in providing our on-board automotive navigation solutions, memory cards and recognition of deferred software development costs. Cost of services revenue consists primarily of the costs associated with third-party content we incur in providing our brought-in automotive navigation solutions, data center operations and outsourced hosting services, software maintenance, customer support, the amortization of capitalized software, recognition of deferred customized software development costs, stock-based compensation and amortization of acquired developed technology.

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
Sales and marketing. Sales and marketing expenses consist primarily of personnel costs for our sales and marketing staff and the cost of marketing programs, advertising and promotional activities. Our sales and marketing activities include the costs of our business development efforts. Our automobile manufacturer partners and tier ones also provide primary marketing for our on-board and brought-in navigation services.
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
Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned in foreign jurisdictions, foreign withholding taxes, and changes to our tax reserves. Our effective tax rate could fluctuate significantly from period to period, particularly in those periods in which we incur losses, due to our inability to benefit from net operating losses since the tax assets are not likely to be realized due to the lack of current and forecasted future income. Furthermore, on a quarterly basis our tax rates can fluctuate due to changes in our tax reserves resulting from the settlement of tax audits or the expiration of the statute of limitations. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as the expiration and retroactive reinstatement of tax holidays.

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

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2019 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2019, except as described in Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”

Results of operations
The following tables set forth our results of operations for the three months ended September 30, 2019 and 2018, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,
Consolidated Statements of Operations Data	2019	2018
	(in thousands)
Revenue:
Product	$55,183	$39,930
Services	9,272	6,322
Total revenue	64,455	46,252
Cost of revenue:
Product	31,989	23,588
Services	4,862	3,954
Total cost of revenue	36,851	27,542
Gross profit	27,604	18,710
Operating expenses:
Research and development	20,663	18,492
Sales and marketing	1,946	1,703
General and administrative	7,287	5,450
Total operating expenses	29,896	25,645
Income (loss) from operations	(2,292)	(6,935)
Other income, net	561	1,590
Income (loss) from continuing operations before provision for income taxes	(1,731)	(5,345)
Provision for income taxes	411	740
Income (loss) from continuing operations	(2,142)	(6,085)
Loss on discontinued operations	(3,986)	(1,485)
Net loss	$(6,128)	$(7,570)

	(as a percentage of revenue)
Revenue:
Product	86%	86%
Services	14%	14%
Total revenue	100%	100%
Cost of revenue:
Product	50%	51%
Services	7%	9%
Total cost of revenue	57%	60%
Gross profit	43%	40%
Operating expenses:
Research and development	32%	40%
Sales and marketing	3%	3%
General and administrative	12%	12%
Total operating expenses	47%	55%
Income (loss) from operations	(4)%	(15)%
Other income, net	1%	3%
Income (loss) from continuing operations before provision for income taxes	(3)%	(12)%
Provision for income taxes	—%	1%
Income (loss) from continuing operations	(3)%	(13)%
Loss on discontinued operations	(6)%	(3)%
Net loss	(10)%	(16)%

Comparison of the three months ended September 30, 2019 and 2018
Revenue, cost of revenue and gross profit.
Revenue. Product revenue increased 38% to $55.2 million in the three months ended September 30, 2019 from $39.9 million in the three months ended September 30, 2018. The increase in product revenue for the comparable three months was due primarily to increases in map update revenue of $7.3 million, royalty revenue of $4.7 million resulting primarily from a higher volume of GM automotive navigation units, partially offset by a decline in Ford automotive navigation units, and customized software development revenue of $3.3 million resulting primarily from our license agreement with Grab. Services revenue increased 47% to $9.3 million in the three months ended September 30, 2019 from $6.3 million in the three months ended September 30, 2018. The increase in services revenue for the comparable three months was due primarily to increased revenue from our brought-in automotive solutions for GM, Toyota and Ford and, to a lesser extent, revenue from implementation services provided for Grab.
Cost of revenue. Our cost of product revenue increased 36% to $32.0 million in the three months ended September 30, 2019 from $23.6 million in the three months ended September 30, 2018. The increase in the comparable three months was due primarily to increased third-party content costs associated with higher map update revenue and increased automotive navigation unit volume. Our cost of services revenue increased 23% to $4.9 million in the three months ended September 30, 2019 from $4.0 million in the three months ended September 30, 2018. The increase in the comparable three months was due primarily to an increase in content costs associated with increased revenue from brought-in solutions. The increase in total cost of revenue of $9.3 million in the comparable three months was due primarily to an increase in third-party content costs of $8.6 million and an increase in deferred development costs recognized of $0.7 million.
Gross profit. Our gross profit increased 48% to $27.6 million in the three months ended September 30, 2019 from $18.7 million in the three months ended September 30, 2018. Our gross margin increased to 43% in the three months ended September 30, 2019 from 40% in the three months ended September 30, 2018. The increase in gross margin for the comparable three months was due primarily to a significantly higher margin earned on software development revenue from Grab, partially offset by a decrease in gross margin resulting from increased map update revenue, which carries a higher relative cost and lower gross margin. We anticipate somewhat higher gross margins in periods of fiscal 2020 during which we are able to recognize revenue from Grab for the development and delivery of customized software.
Revenue concentrations. In the three months ended September 30, 2019 and 2018, revenue from Ford represented 54% and 67% of our total revenue, respectively, and revenue from GM comprised 25% and 16% of our total revenue, respectively.
We primarily sell our services in the United States. In the three months ended September 30, 2019 and 2018, revenue derived from U.S. sources represented 76% and 84% of our total revenue, respectively.
Operating expenses
Our total operating expenses increased 17% to $29.9 million in the three months ended September 30, 2019 from $25.6 million in the three months ended September 30, 2018. The increase in the comparable three months was due primarily to an increase in payroll and related compensation and benefits expense resulting from increased research and development headcount, and an increase in outside consulting services.
Research and development. Our research and development expenses increased 12% to $20.7 million in the three months ended September 30, 2019 from $18.5 million in the three months ended September 30, 2018. The increase in the comparable three months was due primarily to increases in payroll and related compensation and benefits expense of $1.7 million and outside consulting services of $0.9 million. These increases were partially offset by a decrease of $0.9 million primarily as a result of higher capitalized deferred development costs in the three months ended September 30, 2019. As a percentage of revenue, research and development expenses decreased to 32% in the three months ended September 30, 2019 from 40% in the three months ended September 30, 2018. The total number of research and development personnel increased 8% to 672 at September 30, 2019 from 625 at September 30, 2018. We believe that as we deliver our contracted customer requirements for our automotive customers and establish relationships with new automobile manufacturers and tier ones, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses increased 14% to $1.9 million in the three months ended September 30, 2019 from $1.7 million in the three months ended September 30, 2018. The increase in the comparable three months was due primarily to an increase in outside consulting services. As a percentage of revenue, sales and marketing expenses were comparable at 3% in each of the three months ended September 30, 2019 and 2018. The total number of sales and marketing personnel increased 4% to 24 at September 30, 2019 from 23 at September 30, 2018.

General and administrative. Our general and administrative expenses increased 34% to $7.3 million in the three months ended September 30, 2019 from $5.5 million in the three months ended September 30, 2018. The increase in the comparable three months was due primarily to increases in outside consulting services of $1.2 million and payroll and related compensation and benefits expense of $0.6 million. As a percentage of revenue, general and administrative expenses were comparable at 12% in each of the three months ended September 30, 2019 and 2018. The total number of general and administrative personnel increased 3% to 62 at September 30, 2019 from 60 at September 30, 2018.
Other income, net. Our other income, net decreased to $0.6 million in the three months ended September 30, 2019 compared to $1.6 million in the three months ended September 30, 2018. The decrease in the comparable three months was due primarily to the inclusion in the three months ended September 30, 2018 of an unrealized gain of $1.3 million recorded on non-marketable equity investments resulting from a change in accounting for such investments due to our adoption of ASU 2016-01 effective July 1, 2018.
Provision for income taxes. Our provision for income taxes was $0.4 million in the three months ended September 30, 2019 compared to $0.7 million in the three months ended September 30, 2018. Our provision for income taxes was $411,000 in the three months ended September 30, 2019 compared to $740,000 in the three months ended September 30, 2018 and was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax provision rate of 24% and 14% of loss from continuing operations for the three months ended September 30, 2019 and 2018, respectively, was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since the tax assets are not likely to be realized due to the lack of current and forecasted future income. Although the total income tax provision did not change for the three months ended September 30, 2018, taxes were allocated to discontinued operations in an amount equal to the difference between the tax originally computed on loss from operations and the tax recomputed on the amount of loss from continuing operations.
We anticipate that our foreign tax withholding obligations will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2019 and June 30, 2019, our cumulative unrecognized tax benefits were $4.8 million and $4.6 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2019 and June 30, 2019 was $0.1 million and $0.1 million that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued zero and zero for the payment of interest and penalties at September 30, 2019 and June 30, 2019.
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
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our foreign deferred tax assets. Our valuation allowance at June 30, 2019 was $48.4 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.
Loss on discontinued operations.
Our loss on discontinued operations of $4.0 million in the three months ended September 30, 2019 consisted of income of $0.8 million from operations of our Ads Business offset by a loss of $4.8 million from the sale of our Ads Business in August 2019. Our loss from the sale of the Ads Business of $4.8 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $0.4 million comprising legal fees and third-party consulting fees associated with the inMarket Transaction.
Our loss on discontinued operations in the three months ended September 30, 2018 consisted of a $1.5 million loss from operations of our Ads Business.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for continuing operations for each of the periods set forth below (in thousands):

	Three Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$22,169	$(554)
Net cash provided by (used in) investing activities	(32,827)	142
Net cash provided by (used in) financing activities	7,474	(1,182)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(336)	(239)
Net decrease in cash, cash equivalents and restricted cash, continuing operations	$(3,520)	$(1,833)
At September 30, 2019, we had cash, cash equivalents and short-term investments of $121.8 million, which primarily consisted of corporate bonds, asset-backed securities, U.S. treasury securities, commercial paper and municipal securities held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2019, our accounts receivable balance was $53.0 million, of which Ford and GM represented 42% and 23%, respectively.

Our future capital requirements will depend on many factors, including our ability to continue to increase our billings and control our expenses in fiscal 2020 and beyond, whether and when we return to profitability, the timing and extent of expenditures to support development efforts, the extent of our research and development and sales and marketing activities and the size of our related headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we may continue to use cash in operating activities in the remainder of fiscal 2020 and we may experience greater than expected cash usage in operating activities if revenue or collections are lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, two of which we are substantially dependent upon for a large portion of our revenue, were to limit or terminate our relationships with them, we were to fail to successfully compete in our highly competitive market or our revenue did not grow as expected, we were unable to record revenue from our agreement with Grab or we were required to record losses related to our ownership interest in inMarket. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $22.2 million and $(0.6) million in the three months ended September 30, 2019 and 2018, respectively. Cash provided by or used in operating activities is affected by anticipated growth in our automotive business and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the three months ended September 30, 2019, cash provided by operating activities was primarily the result of a net loss of $6.1 million, adjusted for loss from discontinued operations of $4.0 million, which was more than offset by non-cash charges for stock-based compensation of $1.8 million, depreciation and amortization of $0.9 million and $21.0 million from changes in our operating assets and liabilities. In the three months ended September 30, 2018, cash used in operating activities was primarily the result of a net loss of $7.6 million, adjusted for loss from discontinued operations of $1.5 million, which was partially offset by non-cash charges for stock-based compensation of $2.0 million, depreciation and amortization of $1.0 million and $3.7 million from changes in our operating assets and liabilities.
Net cash provided by (used in) investing activities. Our investing activities (used) provided $(32.8) million and $0.1 million during the three months ended September 30, 2019 and 2018, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the three months ended September 30, 2019, cash used in investing activities was principally the result of purchases of short-term investments, net of proceeds from sales and maturities of $30.4 million and purchases of property and equipment of $0.5 million. In the three months ended September 30, 2018, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $0.2 million, partially offset by purchases of property and equipment of $0.1 million.
Net cash provided by (used in) financing activities. During the three months ended September 30, 2019 and 2018, our financing activities provided (used) cash of $7.5 million and $(1.2) million, respectively. In the three months ended September 30, 2019, we received cash of $8.3 million provided from the exercise of stock options, partially offset by the utilization of $0.8 million for payment of tax withholdings related to net share settlements of RSUs. In the three months ended September 30, 2018, we utilized $1.2 million for payment of tax withholdings related to net share settlements of RSUs.
Contractual obligations, commitments and contingencies
As of September 30, 2019, we had $19.5 million of future minimum non-cancelable financial commitments primarily related to office space under operating leases and license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within five years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended September 30, 2019, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
Foreign currency risk. A substantial majority of our revenue has been generated to date from our end users and customers in the United States and, as such, our revenue has not been substantially exposed to fluctuations in currency exchange rates. However, some of our contracts with our wireless carrier customers outside of the United States are denominated in currencies other than the U.S. dollar and therefore expose us to foreign currency risk. Should the revenue generated outside of the United States grow in absolute amounts and as a percentage of our revenue, we will increasingly be exposed to foreign currency exchange risks. In addition, a substantial portion of our operating expenses are incurred outside the United States, are denominated in foreign currencies and are subject to changes in foreign currency exchange rates, particularly the RMB, RON and Euro. We also recognize foreign exchange gains and losses resulting from the translation of an intercompany loan receivable held by our German subsidiary and denominated in U.S. dollars. Additionally, changes in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statement of operations.
To date, we have not used any foreign currency forward contracts or similar instruments to attempt to mitigate our exposure to changes in foreign currency rates.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weakness in internal control over financial reporting described below.
During the three months ended December 31, 2018, we identified certain errors related to our implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) due to our internal control over financial reporting relating to supervision and review of the financial models supporting our revenue recognition accounting and disclosures not operating effectively. We concluded that, because this deficiency created a more than remote likelihood of a material misstatement not being prevented or detected on a timely basis, this deficiency constituted a material weakness in internal control over financial reporting. While the original remediation plan adopted shortly after the discovery of the errors relating to our adoption of ASC 606 was fully implemented during the third quarter of fiscal 2019, during the fourth quarter of fiscal 2019, we decided to implement additional remediation measures to further address that control deficiency. The material weakness will not be deemed remediated until the affected internal controls have been tested and determined to be operating effectively.

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
Changes in Internal Control over Financial Reporting
Except for the remediation plan described below, which we implemented to address the identified control deficiencies relating to our adoption of ASC 606, there were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that our certifying officers concluded have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition, we have received, and expect to continue to receive, demands for indemnification from our customers and OEM partners, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. In response to these demands we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments.
Large future indemnity payments and associated legal fees and expenses, including potential indemnity payments and legal fees and expenses relating to our wireless carrier and other customers’ indemnity demands with respect to pending litigation, could materially harm our business, operating results and financial condition and create uncertainty regarding our business, any of which could also cause the price of our common stock to decline.

Item 1A.	Risk Factors.
We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Form 10-Q. If any of the risks or uncertainties we face were to occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you may lose all or part of your investment.
Risks related to our business
We incurred losses in each period since fiscal 2015. We expect that we will incur losses during fiscal 2020, and we do not know when, or if, we will return to profitability as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net loss was 10% and 16% in the three months ended September 30, 2019 and 2018, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so, and we may be unable to generate sufficient revenue from our automobile navigation businesses to return us to profitability in the short-term, if at all.
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
Although we are working to replace the continued decline in wireless carrier revenue, our efforts to develop new services and products and attract new customers require investments in anticipation of longer-term revenue. For example, the design cycle for automotive navigation products and services is typically 18 to 24 months, and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our relationship with GM. In addition, the revenue commencement at initial launch may not be significant depending on the automobile manufacturer’s or tier one’s launch timing schedule across vehicle models and regions. For example, although our hybrid product with GM launched in February 2017, it has only launched in select vehicle models and we do not have any control over when and whether it launches in other GM models. In addition, GM recently announced that effective in 2021 (model year 2022), it will begin offering vehicles with Google Auto Services, or GAS, which may reduce the number of new models and vehicles in which our products and services are provided. Although we recently entered into a series of agreements with Grab with respect to the intellectual property underlying our OpenTerra Platform, we cannot provide any assurance that we will be able to enter into other arrangements for our OSM mapping technologies in the future.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance. Period to period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•	GM’s decision, announced on September 5, 2019, and perhaps similar decisions of other OEMs and partners, to utilize third-party offerings, such as provided by GAS, in future model years;

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

•
work stoppages affecting our automobile manufacturer customers and their partners, such as the labor stoppage announced by GM workers in September 2019, which will reduce our revenue during the stoppage period and for some time thereafter;

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

•
general economic, industry and market conditions, including any change in U.S. interest rates, that impact expenditures for new vehicles, smartphones and mobile location services in the United States and other countries where we sell our services and products;

•	changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;

•	changes in our effective tax rates; and

•	the impact of new accounting pronouncements such as ASC 842.
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
Ford represented approximately 54% and 67% of our revenue and approximately 39% and 60% of our billings in the three months ended September 30, 2019 and 2018, respectively. GM represented approximately 25% and 16% of our revenue and approximately 26% and 19% of our billings in the three months ended September 30, 2019 and 2018, respectively. During the first quarter of fiscal 2020, we experienced a decline in billings to Ford and we expect to experience a decline in billings to GM during the second quarter of fiscal 2020 due to GM’s work stoppage. Despite the decrease in Ford’s billings, we expect that Ford, GM, other automobile manufacturers and tier ones will account, at least in the near-term, for an increasing percentage of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. However, our total revenue and billings could potentially decline if Ford or GM increases the cost to consumers of our navigation products, reduces the number of vehicles or the geographies in which vehicles with our products as an option are sold, if their sales of vehicles fall below forecast due to competition, or if they determine to offer on their vehicles third-party platforms or solutions in place of ours. For example, GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022. Work stoppages, such as GM announced in September 2019, global macro-economic conditions or other factors could also cause automobile manufacturer and tier ones to reduce their production of vehicles in which our products and services are incorporated and our revenues. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze is available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America and its announcement regarding GAS commencing in model year 2022 may result in a larger proportion of GM vehicles being sold without our products and services. We may not successfully increase our revenue and billings from Ford or GM if our products are replaced within vehicles with our competitors’ products or we experience price competition for those products and services. Moreover, Ford and GM have announced their intention to modify their North American passenger car portfolio strategies and has begun phasing out certain car models, and they recently indicated that they are also considering changes in their respective European portfolio strategies. This could lead to a significant reduction in the sales of vehicles with our products as an option. We may not be able to mitigate the effect of any lost billings and revenue and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On March 28, 2018, we entered into an amendment to our contract with Ford that extends the term of the agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions and execution of an agreement regarding those solutions. The terms of this next generation navigation solution were embodied in an amendment executed in December 2018, and this amendment extended the term of the agreement to December 31, 2022 for North America production; provided that Ford may extend the term further subject to certain conditions. We were not awarded the contracts for Europe, South America and Australia and New Zealand. The loss of any contracts awarded, or our failure to be awarded contracts for certain geographies, may adversely impact our business, financial condition and results of operations.
Our contract with GM includes the provision of our on-board, hybrid, and brought-in navigation solutions across a wide assortment of GM vehicles. Our mobile navigation SDK powers GM’s branded mobile and web-based applications and is covered under a services agreement that was entered into June 13, 2014 and extends to December 31, 2019. Our on-board and hybrid navigation solutions for GM are covered under a product and services agreement that became effective February 1, 2017. These solutions began shipping in a limited number of vehicles beginning with model year 2017 and are gradually expanding across additional regions and models. In May 2017, additional vehicles through model year 2025 were added to this products and services agreement, which terminates on December 31, 2026. However, our contract with GM does not assure us of minimum order quantities, overall or during any period. Although it does not affect the terms of our agreement with GM, on September 5, 2019, GM announced that it intended to utilize GAS solutions on certain models beginning with model year 2022, which could also have a negative effect on the number of vehicles GM produces that incorporate our products and services.
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
Our contracts with our automobile manufacturer and tier one customers include increasingly specialized, complex and strict performance requirements. We have experienced and may continue to experience increased challenges in achieving certain milestones under our contracts with our automobile manufacturer and tier one customers, such as Ford, our largest OEM customer, as well as other tier one customers, and may not be able to demonstrate those milestones on a timely basis or otherwise as required under our agreements. This could cause our automobile manufacturers, such as Ford, and other tier one customers to reduce their level of business with us or to utilize third-party platforms or solutions in place of ours in future model; years. In particular, our agreement with Ford requires that we become certified under a set of technical standards for the computer software development process in the automobile industry, which requirement currently requires certification by the fall of 2019. We do not currently have any such certification, and we may not be able to obtain it in a timely manner, if at all, for our software to be included in that customer’s model year 2021 vehicles. In addition, our automobile manufacturer and tier one customers regularly evaluate our capabilities against those of our competitors and may even engage one or more of our competitors as a dual source supplier. Any failure by us to timely perform under our automobile manufacturer and tier one contracts could at any time result in the termination of those contracts, the awarding of work to one or more of our competitors, or other adverse actions being taken by the applicable automobile manufacturer or tier one customer. Further, any negative publicity related to our automobile manufacturer or tier one contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If one of our automobile manufacturer or tier one contracts is terminated, or if our ability to compete for new contracts is adversely affected, our business, reputation, financial condition and results of operations could suffer.

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
Demonstrating growth in the Chinese market is an important component of our global growth strategy. While we have significant research and development facilities in China, we have a limited business presence and, so far, have not been successful in expanding our initial automotive entry in the Chinese market. The automotive software market in China is highly competitive. This competition comes from large international automotive software providers as well as strong domestic providers. The Chinese navigation software market is seeing transition towards new business models by third-party navigation product vendors, such as substantially lower per unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage-based insurance and utilizing data to create high definition maps. Global platform navigation products tend to fare poorly in China. For example, our revenue from Ford China declined materially in fiscal 2018 and 2019, and we expect it to continue to decline in the absence of a new, localized product. We may need to change or modify our license fee model in China in order to compete effectively. Our inability to do so may have a material impact on our ability to continue to participate in the Chinese market. Even if we adopt new license fee models for China based automobile manufacturers, we may not recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes, could also impact us in additional markets including, but not limited to, North America and Europe.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriersand require significant up-front and ongoing research, engineering and other development investments to secure and support those relationships. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict if and when we will generate revenue from new customers or when, if at all, we may recoup the up-front and ongoing investments we make in order to secure and support such business. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. We also entered into a contract with GM in 2014 to provide worldwide hybrid navigation solutions beginning in model year 2017 and continuing through model year 2025, and our hybrid product launched in its first GM models, the Cadillac CTS and CTS-V, in February 2017. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. Our contract with GM does not assure us of minimum order quantities, overall or during any period. Although it does not affect the terms of our agreement with GM, on September 5, 2019, GM announced that it intended to utilize GAS solutions on certain models beginning with model year 2022. Accordingly, GM has not provided us with any volume or revenue guarantees, and we cannot assure you that we will continue to receive material revenue from these products and services.

We have a partnership with Toyota for Toyota and Lexus vehicles and a separate partnership with Xevo for another navigation solution for Toyota and Lexus vehicles. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect Toyota to limit or reduce the number of models or vehicles on which Scout GPS Link is offered by Toyota and Lexus, beginning in model year 2021, due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. In addition, during the fourth quarter of 2019, we entered into an amended agreement with Xevo, under which we received a one-time $17.0 million cash pre-payment in exchange for removing a contractual minimum unit commitment that otherwise would have resulted in a payment to us in 2027. We recorded the receivable as deferred revenue in the fourth quarter of fiscal 2019 and we will recognize it as revenue over future periods. We currently expect that our contract with Xevo relating to the implementation of our solutions in Toyota and Lexus vehicles will remain in place through 2026. We cannot assure you that we will receive significant revenue from the solutions for Toyota in the long-term. While we continue to invest in our existing and new relationships with automobile manufacturers, if our products do not meet the consumer’s expectations, automobile manufacturer customers may not continue to offer our solutions.
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
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and tier ones. For automobile manufacturers with whom we have established relationships, such as Ford, our success depends on continued production and sale of new vehicles offered with, and adoption by end users of, our products when our product is not a standard feature. Our on-board and hybrid solutions may not satisfy automobile manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and tier ones do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and tier ones may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay due to forces outside of our control, such as natural disasters, parts shortages and work stoppages, as well as general economic conditions. For example, in September and October 2019, GM ceased production in the United States due to a work stoppage.

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
Our automotive navigation services depend on our ability to collect, store and use such information as we deliver personalized navigation. Federal, state and international laws and regulations govern the collection, use, retention, sharing and security of data that we collect across our navigation platform. We strive to comply with all applicable laws, regulations, policies and legal obligations relating to privacy and data protection. However, it is possible that these requirements may be interpreted and applied in a manner that is inconsistent with our business practices or service offerings. Any failure, or perceived failure, by us to comply with such laws could result in proceedings or actions against us by governmental entities, consumers or others. Such proceedings or actions could hurt our reputation, force us to spend significant amounts to defend ourselves, distract our management, increase our costs of doing business, adversely affect the demand for our services and ultimately result in the imposition of monetary liability or changes to our business practices or service offerings. We may also be contractually liable to indemnify and hold harmless our users from the costs or consequences of inadvertent or unauthorized disclosure of data that we store or handle as part of providing our services.
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

Our operations in certain emerging markets expose us to political, economic and regulatory risks.
Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Asia Pacific, the Middle East and Africa, and Latin America. However, some emerging markets have greater political, economic and currency volatility, and greater vulnerability to infrastructure and labor disruptions than more-established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act ("FCPA"), the United Kingdom’s, or U.K.’s, Bribery Act, or other local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.
For example, under the FCPA, U.S. companies may be held liable for the corrupt actions taken outside the United States by employees, strategic or local partners, or other representatives. Under the FCPA, we and our partners are required to maintain accurate books and records and a system of internal accounting controls. As such, if we or our intermediaries fail to comply with the requirements of the FCPA or similar legislation outside the United States, governmental authorities in the United States and elsewhere could seek to impose civil or criminal fines and penalties, which could have a material adverse effect on our business, operating results and financial conditions. While our employee handbook and other policies prohibit our employees from engaging in corrupt conduct, we do not yet have in place compliance measures and training to require both our employees and our third-party intermediaries to comply with the FCPA and similar anticorruption laws.
Establishing operations and partners in these emerging markets may also require complex legal arrangements and operations to deliver services on global contracts for our end customers. Because of our limited experience with international operations and developing and managing sales in international markets, our international expansion efforts may not be successful. Additionally, we have established operations in locations remote from our more developed business centers. As a result, we are subject to heightened risks inherent in conducting business internationally, including the following:

•	failure to comply with local regulations or restrictions;

•
enactment of legislation, regulation or restriction, whether by the United States or in the foreign countries, including unfavorable labor regulations, tax policies or economic sanctions (such as potential economic sanctions arising from political disputes), and currency controls or restrictions on the transfer of funds;

•
enforcement of legal rights or recognition of commercial procedures by regulatory or judicial authorities in a manner in which we are not accustomed, would not reasonably expect or with which we could not reasonably comply;

•
differing technical and environmental standards, data protection and telecommunications regulations and certification requirements, which could prevent the import, sale or use of our products or SaaS offerings in such countries;

•	difficulties and costs associated with staffing and managing foreign operations;

•	potentially longer payment cycles and greater difficulty collecting accounts receivable;

•	the need to adapt and localize our services for specific countries, including conducting business and providing services in local languages;

•	reliance on third parties over which we have limited control, such as our partners or their resellers or agents, for marketing and reselling our products and solutions;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions or unanticipated changes in such laws;

•	application of or changes in anti-bribery laws, such as the FCPA and U.K. Bribery Act, which may disrupt our staffing or ability to manage our foreign operations;

•	changes in political and economic conditions leading to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•	sanctions restricting local commercial activity, including retaliatory actions by local governments; and

•	natural disasters, pandemics or international conflict, including terrorist acts or labor or political disputes, which could interrupt our operations or endanger our personnel.
In addition, our competitors may also expand their operations in these markets or others we may also target, and low-cost local manufacturers may also expand and improve products and their production capacities, thus increasing competition in these emerging markets. Our success in emerging markets is important to our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic, regulatory and currency volatility, our product sales, financial condition and results of operations could be materially and adversely affected.
We conduct substantial research and development operations in China; risks associated with a business presence in China could negatively affect our business and results of operations.
We currently operate a research and development center in China, which subjects us to a number of risks relating to China’s political and legal systems, including;

•	uncertainty regarding the validity, enforceability, scope and ability to protect and secure our intellectual property rights and the practical difficulties or enforcing such rights;

•	ability to secure our business' proprietary information when residing in or is accessible from China from illegal or unauthorized access or use;

•	extensive government regulation; and

•	an uncertain legal system.
Any actions and policies taken or adopted by the government of the People’s Republic of China, particularly with regard to our intellectual property, products and legal rights, could have an adverse effect on our business, results of operations and financial condition. For example, development in China or by entities supported by the China government of competing products or technologies using our intellectual property could significantly erode the market or pricing for our products. In addition, actions or policies to incorporate technical capabilities into our products, without our knowledge or permission or the appearance or threat of the same, could undermine product or data security features of our products. Whether any such actions or policies actually exist, or have been effected, the fact of a significant research and development presence in China could expose our products and data and security offerings to government or market scrutiny regarding the integrity of our product or data security features. Any of the foregoing could similarly discourage the purchase or use of our products and cause significant harm to our reputation in the market.
We could be subject to additional income tax liabilities.
We are subject to income taxes in the United States and numerous foreign jurisdictions. We use significant judgment in evaluating our worldwide provision for income taxes, which could be adversely affected by several factors, many of which are outside our control. During the ordinary course of business, there are many transactions for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by earnings being lower than we anticipate in countries that have lower statutory rates and higher than we anticipate in countries that have higher statutory rates, by changes in foreign currency exchange rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including possible changes to the U.S. taxation of earnings of our foreign subsidiaries or to the deductibility of expenses attributable to foreign income or the foreign tax credit rules. We are subject to audit in various jurisdictions, and such jurisdictions may assess additional income tax against us as well as penalties and fines. As we operate in multiple taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. The time and expense necessary to defend and resolve a tax audit may be significant. Although we believe our tax estimates are reasonable, the final outcome of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals and may have a material effect on our operating results or cash flows in the period or periods for which we make such determination.
Our international operations and corporate structure subject us to potential adverse tax consequences.
We generally conduct our international operations through wholly owned subsidiaries and report our taxable income in various jurisdictions worldwide based upon our business operations in those jurisdictions. Our intercompany relationships are subject to complex transfer pricing regulations administered by taxing authorities in various jurisdictions. The relevant taxing authorities may disagree with our determinations as to the income and expenses attributable to specific jurisdictions. If such a disagreement were to occur, and our position not sustained, we could be required to pay additional taxes, interest and penalties, which could result in one-time tax charges, higher effective tax rates, reduced cash flows and lower overall profitability of our operations. We may not have adequate reserves to cover such a contingency.
In the future, we may reorganize our corporate structure or intercompany relationships, which would likely require us to incur expenses in the near term for which we may not realize related benefits, at all or within a reasonable period, to justify the expense. Changes in domestic and international tax laws, including enacted legislation to reform U.S. taxation of international business activities, may negatively impact our ability to effectively restructure, or reduce the benefits we expected from such corporate restructuring. Any such restructuring would likely involve sophisticated analysis, including analysis of U.S. and international tax regimes. Compliance with such laws and regulations may be difficult and expensive and subject our business to additional risks, costs and uncertainties.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft Corporation also provides a free voice-guided turn by turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, similar to Sprint, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple’s CarPlay or Google’s auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase on-board navigation solutions. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America. GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022. In addition, while we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We may not successfully increase our revenue from Ford, GM or Toyota, and our revenue could decrease, if our products are replaced within vehicles by Ford, GM or Toyota with our competitors’ products or due to price competition from third parties.
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
If we are unable to integrate future investments or acquisitions successfully, our operating results and prospects could be harmed.
In the future, we may make acquisitions to improve our navigation services offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Investments and mergers and acquisitions are inherently risky. We do not have experience identifying, executing or integrating such investments or acquisitions and any investments we make or mergers and acquisitions we complete may not be successful, may fail to demonstrate a return or fail to advance our product offerings or overall strategy. Future investments or mergers and acquisitions we may pursue would involve, numerous risks, including the following:

•	our ability to realize synergies expected to result from an acquisition or strategic investment;

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire, that are geographically remote from our existing operations;

•	the potential disruption to our ongoing business;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	our inability to retain key personnel of the companies we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and customers of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	potential unknown liabilities associated with acquired companies;

•	our responsibility for the liabilities of the businesses we acquire, including those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies.
Completion of acquisitions is typically subject to the satisfaction of various closing conditions, including but not limited to regulatory approvals. There can be no assurance that any of such conditions will be satisfied and the acquisition will be completion. In addition, we may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will likely experience dilution, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with financial covenants and secure that debt obligation with our assets.
If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. We could also in the future record impairment losses in connection with acquisitions.
We may be required to recognize a significant charge to earnings if our goodwill or other intangible assets become impaired.
We have recorded goodwill related to our prior acquisitions and may do so in connection with any potential future acquisitions. We do not amortize goodwill and other intangible assets with indefinite lives, but we review such assets for impairment annually or on an interim basis whenever events or changes in circumstances indicate that we may not recover the carrying value of these assets.  Factors that may indicate that the carrying value of our goodwill or other intangible assets may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or other intangible assets is determined, which would adversely impact our results of operations.
We performed our annual goodwill impairment test as of April 1, 2019, and we determined that no impairment was indicated. Subsequent to the completion of our annual assessment, in May 2019 we entered into substantive discussions with inMarket regarding the sale of certain assets and the assumption of certain liabilities associated with the Ads Business in exchange for an equity interest in inMarket. In June 2019, we considered it more likely than not that a sale would occur, and we concluded that this represented a triggering event that required an interim goodwill impairment assessment. Accordingly, in June 2019, we performed an interim goodwill impairment test for our advertising business segment. In assessing its fair value, we made assumptions regarding our estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, among other factors. Based on the results of this interim goodwill impairment test, the carrying value of our advertising business segment exceeded its estimated fair value and, accordingly, in fiscal 2019 we recognized a $2.6 million impairment of the goodwill associated with our advertising business segment.
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
Our cash equivalent and short-term investment portfolio as of September 30, 2019 consisted of corporate bonds, asset-backed securities, U.S. treasury securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2019, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to operating losses in previous years and expected losses in fiscal 2019 and potentially future years in the United States, we continue to maintain a full valuation allowance on deferred tax assets in the United States. Due to operating losses in previous years and expected losses in future years in the United Kingdom, we continue to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. In the event deferred tax assets in Germany cannot be realized based upon the ability to generate future income in Germany, our effective tax rate will be negatively impacted.
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
We rely on third-party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third-party data and content increases substantially. Although we have integrated OSM data into our products, we may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps. We introduced mobile phone-based navigation with OSM and launched our first brought-in automotive navigation service with OSM in 2015. In addition, the entry into the Grab Transaction, which transaction includes, among other things, the performance of certain OSM development services for Grab during fiscal 2020 and the subsequent planned hiring by Grab of certain of our employees focused on OSM development activities, may limit the amount of OSM development work that is completed for internal purposes during fiscal 2020. As a result, we may not have sufficient data for automobile manufacturers and tier ones to feel comfortable electing to use OSM in the products and services we provide them.
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

The U.K.’s vote to leave the EU will have uncertain effects and could adversely affect us.
On June 23, 2016, the electorate in the U.K. voted in favor of leaving the EU, which is commonly referred to as the “Brexit”. Although Brexit is scheduled to take place by January 31, 2020, given prior extensions of the deadline for Brexit, it is unclear when and if such withdrawal will take place.
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
Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market and fiscal conditions in the U.K. and the EU and to changes in any of these conditions. Depending on the terms reached regarding Brexit, it is possible that there may be adverse practical and/or operational implications on our business.
A significant amount of the regulatory regime that applies to us in the U.K. is derived from EU directives and regulations. For so long as the U.K. remains a member of the EU, those sources of legislation will (unless otherwise repealed or amended) remain in effect. However, Brexit could change the legal and regulatory framework within the U.K. where we operate and is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Consequently, no assurance can be given as to the impact of Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
We rely on our management team and need specialized personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
Our success and future growth depend on the skills, working relationships and continued services of our management team. We have experienced significant turnover in our management team since the beginning of fiscal 2019, including the departure of our Chief Financial Officer in January 2019 and our General Counsel in October 2018. In addition, our Senior Vice President, Engineering resigned in October 2019. Although we recently hired a new Chief Financial Officer and a new General Counsel, our future performance will depend on our ability to retain these and other members of our senior management, particularly in the growth areas of our business, such as hybrid or brought-in automotive navigation.
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
Our business involves the collection, storage, processing and transmission of information about our users, including users’ locations, routes mapped and taken. Additionally, our apps transmit information to users’ personal devices, which creates opportunities for hackers to exploit vulnerabilities, if any, in our apps. An increasing number of organizations, including large online and offline merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. While we are investing significant resources to evaluate and improve our security, we have been subject to such attacks in the past, although they have not, to our knowledge, resulted in a breach of security involving unauthorized acquisition of users’ personal information. A breach of security or privacy could have negative consequences to our reputation, which could result in users discontinuing or reducing their use of our products and our automotive customers terminating their agreements with us, and could have significant out-of-pocket financial impact, which could harm our business. Similarly, a breach of security or privacy in vehicles in which our navigation products are installed could result in a reduction in adoption of our navigation products.
The techniques used to obtain unauthorized, improper or illegal access, disable or degrade service, or sabotage systems or access our data change frequently, may be difficult to detect quickly, and often are not recognized until launched against a target. Certain efforts may be state-sponsored and supported by significant financial and technological resources and may therefore be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties also may attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our, our customers’ or our employees’ personal or proprietary information, cause interruption in our operations and damage our computers and systems or those of our customers. In addition, our customers have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, GPS data or other personal information or to introduce viruses or other malware, including through “trojan horse” programs, to our users’ phones and vehicles. Also, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our systems. Any security or privacy incident at a company providing services to us or our tier one customers, or integrated with our products and services, could have similar effects. We may also need to expend significant additional resources to protect against security or privacy incidents or to redress problems caused by such incidents. These issues are likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security incidents, and we may not be able to collect fully, if at all, under these insurance policies.
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
We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters and violations of these complex and dynamic laws, rules and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.
Numerous provincial, state, national and international laws and regulations apply to our collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. These laws and regulations are evolving rapidly and imposing increasingly varied requirements across the jurisdictions in which we do business.. For example, the European Union’s, or EU, General Data Protection Regulation, or GDPR, took effect in May 2018. The GDPR replaces Directive 95/46/EC of 1995 and is directly applicable in EU member states. Among other things, the GDPR regulates data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects. Efforts to comply with the GDPR may cause us to incur substantial operational costs or require us to change our business practices or service offerings. Despite our efforts to bring practices into compliance with the GDPR, we cannot guarantee that we are fully compliant or will be able to demonstrate compliance as of a future date if required to do so. In addition, because the GDPR is new, it may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. The GDPR imposes significant penalties of up to the greater of 4% of worldwide turnover and €20 million for violations of the GDPR. Similarly, in June 2018, California enacted the California Consumer Privacy Act of 2018, or the CCPA, which will become effective in January 2020. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. In addition, the Office of the California Attorney General promulgated proposed regulations and, following a public comment period, will issue final regulations to establish procedures to facilitate these new rights and as necessary to further the purposes of the CCPA.  The proposed regulations were published in October 2019 and the deadline for the California Attorney General to release final regulations is July 1, 2020. As such and as additional amendments to the CCPA could be introduced during California’s next legislative session, it remains unclear what procedures will be required to comply with the CCPA or how the CCPA and final regulations will be interpreted and enforced. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such laws and regulations might not be compatible with either the GDPR or the CCPA. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. If we fail to implement practices and procedures deemed necessary by regulators or consumers or to comply with the GDPR, CCPA or other applicable laws and regulations, we may be subject to fines, penalties, litigation, and reputational harm and our business may be seriously harmed. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile and advertising industries in particular. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices. To the extent that we or our clients are subject to new laws or recommendations or choose to adopt new standards, recommendations, or other requirements, we may have greater compliance burdens. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy or data protection, our reputation may suffer, and we could lose relationships with developer partners.
The application and interpretation of these laws and regulations may be uncertain, particularly in the new and rapidly evolving industry in which we operate. At the same time that these data protection requirements are increasing in number, variation, and complexity, the consequences of noncompliance are also increasing. As a result, we anticipate (i) heightened privacy and data protection compliance costs; (ii) an increased risk of legal, financial, or reputational harm in case of actual or perceived noncompliance, whether by us, our business partners, customers or end users; and (iii) an increased risk of a reduced return on investments in some strategic partnerships and product and service development efforts. These risks include:

•
Heightened Privacy and Data Protection Compliance Costs. Privacy and data protection laws and regulations affecting our business are evolving rapidly and may result in heightened long-term compliance costs for our business. In some cases, this may result in longer customer contract cycles and delayed onboarding. Additionally, as part of our own compliance efforts, we anticipate increasing our scrutiny of the vendors that support data-related aspects of our services. Further, as data subject access rights become more widespread and frequently exercised under these evolving requirements, we anticipate heightened compliance costs in implementing policies, procedures and technologies to respond to our business partners and others regarding requests to exercise data subject or consumer rights related to “personal data” or “personal information,” as defined under the laws of various jurisdictions.

•
Increased Risk of Legal, Financial, or Reputational Harm in Cases of Actual or Perceived Noncompliance (whether by us, our business partners, customers, or end users). In cases of our potential noncompliance with any of these privacy and data protection laws and regulations, regulatory trends suggest the risk of heightened enforcement and more significant fines, including monetary penalties, for example, under the GDPR, which went into effect May 25, 2018 and, among other things, authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some types of violations. In other cases, new laws may authorize a private right of action and/or a statutory framework for damages that are likely to increase the risk and costs of litigation, in particular, in the case of certain security incidents involving personal information, such as under the recently enacted CCPA, which becomes operative January 1, 2020. Additional litigation risks may arise due to contractual obligations with our customers and business partners.

In most cases, our processing of personal data is a service we provide at the direction of a partner or end customer, including in conjunction with a service the customer provides for its end-users. Our role in delivering services for customers to end-users may increase the risk of a perceived violation, even when the fault is not attributable to our action or inaction (e.g., in the case of a data breach resulting from a customer’s or end-user’s failure to secure systems or passwords within their control). We might be included in others’ perceptions of inadequate data protection measures, regardless of whether such perceptions are invalid, and this could harm our reputation and inhibit adoption of our products, applications and services by current and prospective customers. Even where it is clear that we are not responsible, privacy or data protection violations caused by one of our business partners could negatively affect us by association. We may incur costs to investigate and disprove perceptions. We may also experience challenges recovering trust from customers whose information may have been affected (e.g., disclosed more broadly than intended due to a data breach, regulatory inquiry, or litigation). Such reputational harms could result in potentially decreased demand for our products and services.

•
Reduced Return on Investments in Some Strategic Partnerships and Product and Service Development Efforts. As legal requirements and interpretations change, are called into question, or increase in variability across jurisdictions, some of our assumptions leading to investments in strategic partnerships and product and service development may be challenged. This may reduce the return on some of our investments in products, services, and partnerships in key markets. Our ability to operate or expand our business may be inhibited if we must implement increased or higher-cost security measures, establish alternate business processes or infrastructure, or are prohibited from capitalizing on cost-saving efficiencies related to the automated processing of data previously not anticipated to be subject to such requirements. For example, evolving and increasingly varied legal definitions of personal information and personal data in the United States, EU and elsewhere may affect our legal treatment of IP addresses, MAC addresses, machine identification, location and tracking data, data analytics and other information as well as the extent to which we can lawfully apply machine learning and artificial intelligence to those data sets for certain purposes and in certain jurisdictions. Some countries’ data localization laws may require us to establish additional infrastructure or engage service providers in those jurisdictions, increasing the cost and complexity of our business operations and potentially limiting sales of our products in those jurisdictions. While we do not anticipate the same rapid evolution and proliferation of data localization laws as with privacy and data protection laws and regulations, we continue to monitor overall legal developments in this area for impact on our current products and services, as well as those in development. We also note that our introduction of new data platforms, applications and services or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For instance, participation in certain funding programs may subject us to additional privacy and data use restrictions under U.S. federal, state, and local laws and regulations relating to the processing of data relating to students or children. Risks remain that new or expanded products and services may be commercially infeasible in some markets in light of actual or potential compliance costs under current or developing legal requirements in this area.
Certain of our products are subject to U.S. export controls; where we fail to comply with these laws, we could suffer monetary or other penalties.
Certain of our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, we may export outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require us to file an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We also are restricted from exporting products to certain government and state-owned enterprises. We take precautions to prevent our products and services from being exported in violation of these laws and, in many instances, we rely on our partners to assure compliance when selling, distributing and/or using our products outside the United States. In certain instances, we may have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. Additionally, even though we take precautions to ensure that our partners comply with all relevant regulations, any failure by our partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties and interruptions in our ability to distribute and sell our products.
Various countries also regulate the import of certain encryption technology and operation of our products, including through import permitting, certification and licensing requirements, and have enacted laws that could limit our ability to distribute our products or our end customers’ ability to operate our products in those countries, or could impose additional expense on us to meet these requirements as a condition to distribute our products. Encryption products and the underlying technology may also be subject to export-control restrictions. Governmental regulation of encryption technology and regulation of imports or exports of encryption products, or our failure to obtain required import or export approval for our products, when applicable, could harm our international sales and adversely affect our revenue. Compliance with applicable regulatory laws and regulations regarding the export or import of our products, including with respect to new releases of our products, may create delays in our introduction of products in international markets, prevent our end customers with international operations from deploying our products throughout their globally distributed systems or, in some cases, prevent the export or import of our products to some countries altogether.
In addition, because our sales are made through partners, if these partners fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected, including potentially being liable for penalties under government restrictions and regulations, even where the partner failed to obtain the appropriate licenses or authorizations. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities. Changes in our products or changes in applicable export or import laws and regulations may also create delays in the introduction and sale of our products in international markets, prevent our end customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import laws and regulations, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons or technologies targeted by such laws and regulations, could also result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products could adversely affect our business, financial condition and results of our operations.
U.S. export control laws and economic sanctions programs also prohibit the shipment of certain products and services to targeted countries, governments and persons that are subject to U.S. economic embargoes and trade sanctions. If we or our partners ship products to those targets, or third parties provide our products to these targets, we could be subject to government investigations, penalties and reputational harm. Furthermore, any new embargo or sanctions program, or any change in the countries, governments, persons or activities targeted by such existing programs, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential end customers, which could adversely affect our business and our financial condition.

Government regulation designed to protect end user privacy may make it difficult for us to provide our services or provide in car commerce services.
We transmit and store a large volume of information collected from or about end users or their devices in the course of providing our products and services. This information is increasingly subject to legislation and regulations, such as the GDPR and CCPA, in numerous jurisdictions around the world. This government regulation is typically intended to protect the privacy and security of personal or sensitive information about its residents or that is collected, stored and transmitted in or from the relevant jurisdiction.
We could be adversely affected if domestic or international legislation or regulations are expanded to require changes in our business practices or if governing authorities interpret or implement their legislation or regulations in ways that negatively affect our business. For example, the USA PATRIOT Act provides certain rights to U.S. law enforcement authorities to obtain personal information in the control of U.S. persons and entities without notifying the affected individuals. If we are required to allocate significant resources to modify the delivery of our services to enable enhanced legal interception of the personal information that we transmit and store, our results of operations and financial condition may be adversely affected.
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
A number of countries and local jurisdictions require certain licenses and/or government approvals in order to comply with regulations governing the creation or distribution of map data and/or the provision of location-based services, including the collection of location information. If we are unable to obtain the necessary licenses or approvals or fail to comply with the regulations in each jurisdiction where we or our partners offer location-based products and services, we may be unable to offer to our partners or customers the full scope of planned products and services. In addition, should any map data or location-based services related regulations change, we may incur additional expense in modifying our existing products and product roadmaps to comply with the requirements of individual jurisdictions. Such laws or regulations or the imposition of new laws and regulations regarding the provision of map data or location-based services may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
If we are unable to protect our intellectual property and proprietary rights, or if claims are asserted against us, our competitive position and our business could be harmed.
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights. As of September 30, 2019, we had 164 patents issued in the United States and 49 patent applications pending in the United States relating to our current and next-generation products, operating platform and solutions applications, and the ability to claim priority to many of the patent applications worldwide. Our patents issued in the U.S. will expire between April 11, 2020 and March 1, 2037. However, these patents or any patents that may issue to us in the future may be subject to re-examination, contest, circumvention, or found unenforceable or invalidated, and we may or may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open-source software.
We utilize internal and external controls to restrict access to and use of our proprietary software and other confidential information, including contractual protections with employees, contractors, end customers and partners. Our software is also protected by U.S. and international copyright laws. However, despite our efforts to protect our trade secrets and proprietary rights through intellectual property rights, licenses and confidentiality agreements, and reasonable security measures, third parties may still copy our products or otherwise gain access to or obtain and use our proprietary software and technology without our knowledge or authority or in ways we do not intend.
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
Our industry is characterized by the existence of a large number of patents, and competitors increasingly may utilize litigation regarding patent and other intellectual property rights to protect or expand their market position. In particular, leading and more mature companies have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. As end customers increasingly use our products and services, we face a higher risk of being the subject of intellectual property infringement claims from third parties, not only from our competitors but also increasingly from non-operating entities, who will be more likely to claim that our platform infringes their proprietary rights. From time-to-time, such third parties, including certain of these leading companies and, increasingly, non-operating entities, may assert patent, copyright, trademark, and other intellectual property rights against us, our partners or our end customers. In these instances, our standard license and other agreements may obligate us to indemnify our partners and end customers against such claims. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services, require us to expend significant management attention and money to develop non-infringing solutions or force us to pay substantial damages, royalties or other fees. This could include treble damages, if we are found to have willfully infringed patents or copyrights. We currently do not maintain insurance coverage against any such claims.
In addition, our products utilize software under third-party open-source licenses, including as incorporated into software we receive from third-party commercial software vendors. Some open-source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open-source software that we use. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release portions of the source code of our proprietary software to the public. This could allow our competitors to create similar products with lower development effort and time, and ultimately could result in a loss of product sales for us.
We cannot assure that we do not currently infringe, or that we will not in the future infringe, or that we can resolve through litigation or on reasonable settlement terms, any such claims against us relating to, any third-party patents or other proprietary rights, including relating to use of third-party open source software. See “Part II, Item 1 - Legal Proceedings” and “Part II, Item 1A - Risks Related to Our Intellectual Property” for additional information.
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
During the three months ended December 31, 2018, we identified certain errors related to our implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) due to our internal control over financial reporting relating to supervision and review of the financial models supporting our revenue recognition accounting and disclosures not operating effectively. We concluded that, because this deficiency created a more than remote likelihood of a material misstatement not being prevented or detected on a timely basis, this deficiency constituted a material weakness in internal control over financial reporting. While the original remediation plan adopted shortly after the discovery of the errors relating to our adoption of ASC 606 was fully implemented during the third quarter of fiscal 2019, during the fourth quarter of fiscal 2019, we decided to implement additional remediation measures to further address that control deficiency. The material weakness will not be deemed remediated until the affected internal controls have been tested and determined to be operating effectively.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of September 30, 2019, only three research analysts regularly publish reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations us issues an adverse or misleading opinion regarding our stock, the price of our stock could decline. For example, following the GM announcement on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022, several financial analysts published research reports lowering their price targets of our stock. After this announcement and publication of these reports, our stock price fell significantly. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. During portions of fiscal 2019 and in fiscal 2020, our stock has traded at prices below $5.00 per share. If our stock continues to trade at prices below $5.00 per share for an extended period of time, financial analysts might terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
Our stock price has fluctuated significantly and may continue to fluctuate in the future.
Our common stock was sold in our initial public offering at $8.00 per share. Although our common stock has traded at prices as high as $22.07 per share, it has also traded at prices as low as $3.35 per share and has tended to have significant downward and upward price movements in a relatively short time period. For example, GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022. The price per share of our common stock fell significantly following this announcement. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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
In addition, during portions of fiscal 2019 and fiscal 2020, our stock traded at prices below $5.00 per share. If the market price of our common stock were to stay below $5.00 per share for an extended period of time, under stock exchange rules, our stockholders would not be able to use such shares as collateral for borrowing in margin accounts. Further, certain institutional investors are restricted from investing in shares priced below $5.00 per share. This inability to use shares of our common stock as collateral and the inability of certain institutional investors to invest in our shares may depress demand and lead to sales of such shares creating downward pressure on and increased volatility in the market price of our common stock.
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
Our executive officers and directors and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 31.9% of our common stock outstanding as of September 30, 2019, which includes approximately 15.1% of our common stock held by Digital Mobile Venture Ltd., 9.9% of our common stock held by Nokomis Capital, each of which is an entity represented by a member of our board of directors, and 4.7% held by our chief executive officer. These stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
The average daily trading volume in our stock is limited and any sales of our common stock by any of these stockholders (or, in the case where such stockholders are investment funds, distribution of our stock to their investors and their subsequent sale), could significantly increase trading volatility in and significantly lower the market price of our common stock, regardless of our actual operating performance.

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
Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove members of our board of directors or current management and may adversely affect the market price of our common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management. These provisions include the following:

•
our Board has the right to elect directors to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

•
our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder or holders controlling a majority of our common stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the Board, the chair of the Board, the chief executive officer or the president;

•	our directors may only be removed for cause, which would delay the replacement of a majority of our Board;

•
our Board is staggered in three tiers, with directors in each tier separately serving staggered three-year terms, which could impede an acquiror from rapidly replacing our existing directors with its own slate of directors;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
our stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to our Board or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•
our Board may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our Board to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. For example, under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the Board has approved the transaction. Our Board could rely on Delaware law to prevent or delay an acquisition of us.
Our directors are entitled upon a change of control of our company to accelerated vesting of their equity awards pursuant to the terms of their service arrangements, and our executive officers and certain employees may also receive certain benefits, including vesting acceleration, in the event their employment is actually or constructively terminated in the context of a change of control. In addition to the arrangements currently in place with some of our executive officers, we may enter into similar arrangements in the future.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.
As of June 30, 2019, we had federal and state net operating loss carryforwards (“NOLs”) of $250.2 million and $14.3 million, respectively, due to current and prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability to utilize NOLs could be further limited by Section 382 of the Code. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code.
On December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as The Tax Cuts and Jobs Act (TCJA). The TCJA makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. Specifically, the TCJA imposes an 80% limitation on the use of net operating losses that were generated in tax years beginning after December 31, 2017. As such, we may not be able to utilize a material portion of the NOLs.
We have a share repurchase program, but we cannot guarantee that in fact that our repurchase of shares will enhance long-term stockholder value. Our share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In February 2019, our board of directors authorized a stock repurchase program. Currently, under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price of up to $20.0 million. The program currently extends through July 2020. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions and in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. As of September 30, 2019, we had repurchased under this program 221,333 shares of our common stock at a total price of $1.3 million and average purchase price of $5.89 per share of our common stock.
Although our board of directors authorized the program, we are not obligated to repurchase any minimum or specific number or dollar amount of shares. In addition, we may suspend or terminate the program at any time before its expiration. Our repurchases of common stock could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. We also cannot assure that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Asset Purchase Agreement, dated August 8, 2019, by and among Telenav, Inc., Thinknear, Inc. and inMarket Media, LLC	8-K	2.1	8/8/2019
10.4.6	Form of 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement	Filed Herewith
10.4.7	Form of 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement — Performance Grant	Filed Herewith
10.27.2++	Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	8-K	10.27.2	8/5/2019
10.44	Offer letter between the Company and Adeel Manzoor, dated May 16, 2019	8-K	10.1	7/8/2019
10.45	Change in Control and Severance Agreement between the Company and Adeel Manzoor, effective as of July 1, 2019	8-K	10.2	7/8/2019
10.46	Letter Agreement by and among Telenav, Inc. and Nokomis Capital, LLC and its affiliates dated August 21, 2019	8-K	10.46	8/22/2019
10.47	Offer letter between the Company and Steve Debenham, dated May 24, 2019	Filed Herewith
10.47.1	Change in Control and Severance Agreement between the Company and Steve Debenham, effective as of August 15, 2019	Filed Herewith
10.48	Consulting Agreement by and among Telenav, Inc. and Karen Francis dated October 25, 2019	Filed Herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TELENAV, INC.

Dated:	November 8, 2019	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	November 8, 2019	By:	/s/ ADEEL MANZOOR
Adeel Manzoor
Chief Financial Officer
(Principal Financial and Accounting Officer)