Form 10-Q/A
period 2019-09-30
Telenav, Inc.
filed 2020-02-13
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Telenav, Inc., (also referred to in this report as “we”, “our” or “us”) is filing this amendment (this “Form 10–Q/A”) to amend our Quarterly Report on Form 10–Q for the quarterly period ended September 30, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on November 8, 2019 (the “Original Filing”), to amend and restate our unaudited condensed consolidated financial statements and related disclosures as of September 30, 2019 and for the three months ended September 30, 2019 and 2018.  These unaudited condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries.
In August 2019, the Company entered into certain agreements with Grab, including: (i) a services agreement pursuant to which the Company agreed to provide certain services to Grab through certain of its employees designated to work on the Company’s OpenTerra Platform; (ii) a license agreement pursuant to which the Company granted to Grab a perpetual license to certain intellectual property associated with the OpenTerra Platform; and (iii) an asset purchase agreement pursuant to which the Company sold certain intellectual property associated with the OpenTerra Platform to Grab and facilitated offers for employment or consulting arrangements by Grab of certain of the OpenTerra employees. The transactions contemplated by the services agreement, license agreement and asset purchase agreement together comprise the “Grab Transaction.”
In determining revenue the Company would recognize in connection with the Grab Transaction, the Company allocated consideration, which includes cash and equity, between products and services, as well as the identified assets, which allocation the Company determined subject to ASC 606. Subsequent to the Company’s the submission on November 8, 2019 of its Form 10-Q for the three months ended September 30, 2019, the Company reassessed whether the methodology it used to allocate consideration and determine revenue the Company associated with the Grab Transaction faithfully depicted the portion of the consideration the Company would be entitled to when satisfying each obligation, and specifically the revenue the Company would recognize in exchange for the rights transferred under the perpetual license as compared to the incremental rights transferred upon the asset purchase.  As a result of this reassessment, the Company determined the stand-alone selling price for the rights transferred to Grab upon purchase should reflect what the Company would sell such incremental rights for separately in similar circumstances and to similar customers.  This resulted in an increase of approximately $2.2 million in revenue the Company recognized under the Grab Transaction for the three months ended September 30, 2019.
Accordingly, the Company restates in this Form 10–Q/A its unaudited condensed consolidated financial statements and related disclosures as of September 30, 2019 and for the three months ended September 30, 2019 and 2018.
For a description of the effect of the restatement as of September 30, 2019 and for the three months ended September 30, 2019 and 2018, see “Note 2. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” to our unaudited condensed consolidated financial statements in “Item 1. Financial Statements” contained herein.
This Form 10–Q/A sets forth the Original Filing, in its entirety, as amended to reflect the restatement.  No attempt has been made in this Form 10–Q/A to modify or update other disclosures presented in the Original Filing to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement.
This Form 10–Q/A should be read in conjunction with our filings made with the SEC subsequent to the submission of the Original Filing.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2019 As Restated (1)	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$19,278	$27,275
Short-term investments	102,515	72,203
Accounts receivable, net of allowances of $7 and $7 at September 30, 2019 and June 30, 2019, respectively	53,271	69,781
Restricted cash	2,452	1,950
Deferred costs	19,416	18,752
Prepaid expenses and other current assets	4,281	3,784
Assets of discontinued operations	1,788	6,330
Total current assets	203,001	200,075
Property and equipment, net	5,304	5,583
Operating lease right-of-use assets	9,325	—
Deferred income taxes, non-current	798	998
Goodwill and intangible assets, net	15,483	15,701
Deferred costs, non-current	58,379	61,050
Other assets	18,977	1,414
Assets of discontinued operations, non-current	259	12,194
Total assets	$311,526	$297,015
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$17,804	$16,061
Accrued expenses	38,365	48,899
Operating lease liabilities	3,566	—
Deferred revenue	41,197	31,270
Income taxes payable	635	800
Liabilities of discontinued operations	1,876	3,373
Total current liabilities	103,443	100,403
Deferred rent, non-current	—	1,266
Operating lease liabilities, non-current	7,011	—
Deferred revenue, non-current	104,184	103,865
Other long-term liabilities	639	811
Liabilities of discontinued operations, non-current	107	30
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 48,566 and 46,911 shares issued and outstanding at September 30, 2019 and June 30, 2019, respectively	49	47
Additional paid-in capital	192,055	182,349
Accumulated other comprehensive loss	(1,729)	(1,477)
Accumulated deficit	(94,233)	(90,279)
Total stockholders’ equity	96,142	90,640
Total liabilities and stockholders’ equity	$311,526	$297,015
(1) See Note 2 for a summary of adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2019 As Restated(1)	2018
Revenue:
Product	$55,990	$39,930
Services	10,639	6,322
Total revenue	66,629	46,252
Cost of revenue:
Product	31,989	23,588
Services	4,862	3,954
Total cost of revenue	36,851	27,542
Gross profit	29,778	18,710
Operating expenses:
Research and development	20,663	18,492
Sales and marketing	1,946	1,703
General and administrative	7,287	5,450
Total operating expenses	29,896	25,645
Loss from operations	(118)	(6,935)
Other income, net	561	1,590
Income (loss) from continuing operations before provision for income taxes	443	(5,345)
Provision for income taxes	411	740
Income (loss) from continuing operations	32	(6,085)
Discontinued operations:
Income (loss) from operations of Advertising business, net of tax	832	(1,485)
Loss from sale of Advertising business	(4,818)	—
Loss on discontinued operations	(3,986)	(1,485)
Net loss	$(3,954)	$(7,570)

Basic and diluted income (loss) per share:
Income (loss) from continuing operations	$—	$(0.14)
Loss on discontinued operations	$(0.08)	$(0.03)
Net loss	$(0.08)	$(0.17)
Weighted average shares used in computing basic income (loss) per share	47,780	45,018
Weighted average shares used in computing diluted income (loss) per share	49,648	45,018

Stock-based compensation expense included in continuing operations above:
Cost of revenue	$16	$24
Research and development	1,095	1,251
Sales and marketing	135	166
General and administrative	506	607
Total stock-based compensation expense	$1,752	$2,048
(1) See Note 2 for a summary of adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2019 As Restated(1)	2018
Net loss	$(3,954)	$(7,570)
Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(310)	(217)
Available-for-sale securities:
Unrealized gain on available-for-sale securities, net of tax	59	89
Reclassification adjustments for (loss) gain on available-for-sale securities recognized, net of tax	(1)	2
Net increase from available-for-sale securities, net of tax	58	91
Other comprehensive loss, net of tax	(252)	(126)
Comprehensive loss	$(4,206)	$(7,696)

(1) See Note 2 for a summary of adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2019	Shares	Amount
Balance at June 30, 2019	46,911	$47	$182,349	$(1,477)	$(90,279)	$90,640
Issuance of common stock upon exercise of stock options	1,326	1	8,340	—	—	8,341
Release of restricted stock units	329	1	(1,273)	—	—	(1,272)
Stock-based compensation expense, continuing operations	—	—	1,752	—	—	1,752
Stock-based compensation expense, discontinued operations	—	—	887	—	—	887
Foreign currency translation adjustment, net of tax	—	—	—	(310)	—	(310)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss, as restated(1)	—	—	—	—	(3,954)	(3,954)
Balance at September 30, 2019	48,566	$49	$192,055	$(1,729)	$(94,233)	$96,142

Three Months Ended September 30, 2018
Balance at June 30, 2018	44,871	$45	$167,895	$(1,855)	$(57,202)	$108,883
Issuance of common stock upon exercise of stock options	5	—	25	—	—	25
Release of restricted stock units	385	—	(1,205)	—	—	(1,205)
Stock-based compensation expense, continuing operations	—	—	2,048	—	—	2,048
Stock-based compensation expense, discontinued operations	—	—	221	—	—	221
Foreign currency translation adjustment, net of tax	—	—	—	(217)	—	(217)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	91	—	91
Net loss	—	—	—	—	(7,570)	(7,570)
Balance at September 30, 2018	45,261	$45	$168,984	$(1,981)	$(64,772)	$102,276

(1) See Note 2 for a summary of adjustments.

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2019 As Restated(1)	2018
Operating activities
Net loss	$(3,954)	$(7,570)
Loss on discontinued operations	3,986	1,485
Income (loss) from continuing operations	32	(6,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,752	2,048
Depreciation and amortization	922	1,010
Operating lease amortization, net of accretion	544	—
Accretion of net premium on short-term investments	12	5
Unrealized gain on non-marketable equity investments	—	(1,259)
Realized loss on non-marketable equity investments	100	—
Other	1	—
Changes in operating assets and liabilities:
Accounts receivable	16,355	(252)
Deferred income taxes	171	198
Deferred costs	1,979	(4,381)
Prepaid expenses and other current assets	(502)	369
Other assets	28	(35)
Trade accounts payable	1,738	3,267
Accrued expenses and other liabilities	(10,259)	(2,467)
Income taxes payable	(152)	149
Deferred rent	—	37
Operating lease liabilities	(897)	—
Deferred revenue	10,345	6,842
Net cash provided by (used in) operating activities	22,169	(554)
Investing activities
Purchases of property and equipment	(461)	(99)
Purchases of short-term investments	(41,418)	(10,624)
Purchase of long-term investments	(2,000)	—
Proceeds from sales and maturities of short-term investments	11,052	10,865
Net cash provided by (used in) investing activities	(32,827)	142
Financing activities
Proceeds from exercise of stock options	8,306	24
Tax withholdings related to net share settlements of restricted stock units	(832)	(1,206)
Net cash provided by (used in) financing activities	7,474	(1,182)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(336)	(239)
Net decrease in cash, cash equivalents and restricted cash	(3,520)	(1,833)
Net cash used in discontinued operations	(3,975)	(1,740)
Cash, cash equivalents and restricted cash, beginning of period	29,225	20,099
Cash, cash equivalents and restricted cash, end of period	$21,730	$16,526
Supplemental disclosure of cash flow information
Income taxes paid, net	$739	$166
Non-cash investing: Investment in LLC acquired in exchange for sale of Advertising business	$15,600	$—
Cash flows from discontinued operations:
Net cash used in operating activities	$(3,569)	$(1,740)
Net cash used in financing activities	(406)	—
Net cash transferred from continuing operations	3,975	1,740
Net change in cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash and cash equivalents of discontinued operations, end of period	$—	$—

	Three Months Ended
	September 30,
	2019 As Restated(1)	2018
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$19,278	$13,596
Restricted cash	2,452	2,930
Total cash, cash equivalents and restricted cash	$21,730	$16,526
(1) See Note 2 for a summary of adjustments.

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
Commencing July 1, 2019, we operate in a single segment, automotive. Through June 30, 2019, we operated in three segments - automotive, advertising and mobile navigation. In August 2019, we completed the disposition of our digital advertising operations (the "Ads Business") and have presented the results of operations for the Ads Business as discontinued operations for all prior periods presented. See Note 13. Our mobile navigation services business represented less than 5% of total revenue for the three months ended September 30, 2019 and we expect the business to continue to decline. Our CEO, the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation business with the automotive business in a single segment.
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
Disaggregation of revenue (restated, see Note 2)
In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, the following table depicts the disaggregation of revenue according to revenue type and pattern of recognition (in thousands):

	Three Months Ended September 30,
	2019	2018
Product
On-board automotive navigation solutions (point in time)(1)	$55,990	$39,930
Total product revenue	55,990	39,930
Services
Brought-in automotive navigation solutions (over time)(2)	6,222	3,542
Automotive maintenance and support and other (over time)	1,669	10
Mobile navigation services (over time)	2,748	2,770
Total services revenue	10,639	6,322
Total revenue	$66,629	$46,252
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

Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 52% and 67% of total revenue for the three months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and June 30, 2019, receivables due from Ford were 42% and 33% of total accounts receivable, respectively.

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
Revenue related to products and services provided to affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, comprised 10% of total revenue for the three months ended September 30, 2019.
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
Leases

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

2. Restatement of previously unaudited condensed consolidated financial statements

In August 2019, we entered into certain agreements with Grab, including: (i) a services agreement pursuant to which the Company agreed to provide certain services to Grab through certain of its employees designated to work on the Company’s OpenTerra Platform; (ii) a license agreement pursuant to which the Company granted to Grab a perpetual license to certain intellectual property associated with the OpenTerra Platform; and (iii) an asset purchase agreement pursuant to which the Company agreed to sell certain intellectual property associated with the OpenTerra Platform to Grab, subject to certain customary closing conditions, and facilitated offers for employment or consulting arrangements by Grab of certain of the OpenTerra employees. The transactions contemplated by the services agreement, license agreement and asset purchase agreement together comprise the “Grab Transaction.”
In determining revenue we would recognize in connection with the Grab Transaction, we allocated consideration, which includes cash and equity, between products and services, as well as the identified assets, which allocation we determined subject to ASC 606. Subsequent to the submission on November 8, 2019 of our Form 10-Q for the three months ended September 30, 2019, we reassessed whether the methodology we used to allocate consideration and determine revenue faithfully depicted the portion of the consideration we would be entitled to when satisfying each obligation, and specifically the revenue we would recognize in exchange for the rights transferred under the perpetual license as compared to the incremental rights transferred upon the asset purchase.  As a result of this reassessment, we determined the stand-alone selling price for the rights transferred to Grab upon purchase should reflect what we would sell such incremental rights for separately in similar circumstances and to similar customers.  This resulted in a revision in the revenue we recognized under the Grab Transaction for the three months ended September 30, 2019.
In addition to the restatement of revenue related to Grab, we recorded an immaterial adjustment to increase revenue related to an amendment with another customer.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Summarized financial information depicting the impact of the restatement to amounts we previously presented in our Quarterly Report on Form 10-Q for the three months ended September 30, 2019 is presented below (amounts in thousands):

	As of September 30, 2019
	As Reported Sept. 30, 2019 Form 10-Q	Adjustments	As Restated
Assets
Accounts receivable	$52,973	$298	$53,271
Total current assets	202,703	298	203,001
Total assets	311,228	298	311,526
Liabilities and stockholders’ equity
Deferred revenue	43,073	(1,876)	41,197
Accumulated deficit	(96,407)	2,174	(94,233)
Total liabilities and stockholders’ equity	311,228	298	311,526

	Three Months Ended September 30, 2019
	As Reported Sept. 30, 2019 Form 10-Q	Adjustments	As Restated
Revenue:
Product	$55,183	$807	$55,990
Services	9,272	1,367	10,639
Total revenue	64,455	2,174	66,629
Gross profit	27,604	2,174	29,778
Income (loss) from continuing operations	(2,142)	2,174	32
Net loss	(6,128)	2,174	(3,954)

Income (loss) from continuing operations per share, basic and diluted	$(0.04)	$0.04	$—
Net loss per share, basic and diluted	(0.13)	0.05	(0.08)
Shares used in computing income (loss) per share
Basic	47,780		47,780
Diluted	47,780		49,648

3.	Net income (loss) per share (restated)
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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended September 30,
	2019	2018
Income (loss) from continuing operations	$32	$(6,085)
Net loss	$(3,954)	$(7,570)
Weighted average shares used in computing basic income (loss) per share	47,780	45,018
Weighted average shares used in computing diluted income (loss) per share	49,648	45,018
Net income (loss) per share:
Loss from continuing operations per share, basic and diluted	$—	$(0.14)
Loss on discontinued operations	(0.08)	(0.03)
Net loss per share, basic and diluted	$(0.08)	$(0.17)

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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
In August 2019, we completed the disposition of our Ads Business in exchange for a non-marketable equity investment in inMarket Media, LLC ("inMarket") valued at $15.6 million. See Note 13. In assessing the fair value of our investment in inMarket, we made assumptions regarding estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, amongst other factors.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

6.	Leases
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
Maturities of our operating lease liabilities, which do not include short-term leases, as of September 30, 2019 were as follows (in thousands):

Fiscal Year	September 30, 2019
2020	$2,995
2021	3,124
2022	2,761
2023	2,313
2024	619
Total lease payments	11,812
Less: imputed interest	(978)
Total operating lease liabilities	$10,834

Cash payments included in the measurement of our operating lease liabilities were $0.9 million for the three months ended September 30, 2019.

7.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of September 30, 2019 and June 30, 2019 was $14.3 million and $26.1 million, respectively. The reduction in goodwill of $11.8 million was due to the sale of the Ads Business to inMarket. See Note 13.
Intangible assets consisted of the following (in thousands):

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
Other assets
Other assets consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Deposits and other assets	$919	$956
Non-marketable equity investments	458	458
Non-marketable equity investment greater than 5% in LLC	15,600	—
Non-marketable debt investment	2,000	—
Total other assets	$18,977	$1,414

Accrued expenses (restated)
Accrued expenses consisted of the following (in thousands):

	September 30, 2019	June 30, 2019
Accrued compensation and benefits	$7,051	$13,288
Accrued royalties	14,672	21,604
Customer overpayments and related reserves	4,674	4,291
Other accrued expenses	11,968	9,716
Total accrued expenses	$38,365	$48,899

8.	Deferred revenue and remaining performance obligations (restated)
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under our contracts with customers and is recognized upon transfer of control. Changes in the balance of total deferred revenue (current and non-current) during the three months ended September 30, 2019 were as follows (in thousands):

Beginning balance, June 30, 2019	$135,135
Revenue recognized that was included in beginning balance	(13,515)
Amount billed, net of revenue recognized that was not included in beginning balance	23,761
Ending balance, September 30, 2019	$145,381

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
Remaining performance obligations

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
The aggregate amount of transaction price allocated to the remaining performance obligations as of September 30, 2019 was not material.

9.	Commitments and contingencies
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
In October 2018, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 240,000 shares of common stock to Dr. HP Jin, our Chairman of the Board of Directors, President and Chief Executive Officer, or CEO, which we refer to as the CEO PSU Award. The CEO PSU Award is subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the CEO PSU Award’s grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the CEO PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the CEO PSU Award u

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

pon achievement of that stock price performance milestone will vest on the later of November 1, 2019, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to Dr. Jin’s continued service with the Company through the applicable vesting date. The maximum number of shares subject to the CEO PSU Award that may vest is 240,000. No shares had vested as of November 1, 2019.
Since achievement of the awards is dependent on a market condition, stock-based compensation expense associated with these awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been met. We utilized the Monte Carlo valuation method to determine the fair value and derived service periods of each of the stock price performance milestones. Total stock-based compensation expense associated with the PSU Awards and the CEO PSU Award for the three months ended September 30, 2019 and 2018 was not material. Total stock-based compensation expense associated with the CEO PSU Award for the three months ended September 30, 2018 was not material.
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

	Three Months Ended September 30,
	2019	2018
Expected volatility	—%	39%
Expected term (in years)	—	6.87
Risk-free interest rate	—%	2.99%
Dividend yield	—%	—%
Weighted average grant date fair value per share	$—	$2.32

No stock option awards were granted during the three months ended September 30, 2019.

11.	Stock repurchase program
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

12.	Income taxes
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes for continuing operations was $411,000 in the three months ended September 30, 2019 compared to $740,000 in the three months ended September 30, 2018 and was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax provision rate of 93% of income and 14% of loss from continuing operations for the three months ended September 30, 2019 and 2018, respectively, was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since the tax assets are not likely to be realized due to the lack of current and forecasted future income. Although the total income tax provision did not change for the three months ended September 30, 2018, taxes were allocated to discontinued operations in an amount equal to the difference between the tax originally computed on loss from operations and the tax recomputed on the amount of loss from continuing operations.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

13.	Sale of Ads Business
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
Reconciliations of the carrying amounts of major classes of assets and liabilities included as part of discontinued operations to the amounts presented separately in our September 30, 2019 and June 30, 2019 balance sheet are presented in the following tables:

	September 30, 2019	June 30, 2019
Assets
Accounts receivable	$628	$6,011
Prepaid and other current assets	1,160	319
Assets of discontinued operations	$1,788	$6,330

Property and equipment, net	$72	$72
Operating lease right-of-use assets	187	—
Deferred income taxes, non-current	—	(59)
Goodwill and intangible assets, net	—	11,786
Other assets	—	395
Assets of discontinued operations, non-current	$259	$12,194

Liabilities
Accounts payable	$176	$974
Accrued expenses	1,550	2,399
Operating lease liabilities	150	—
Liabilities of discontinued operations	$1,876	$3,373

Deferred rent, non-current	$—	$30
Operating lease liabilities, non-current	107	—
Liabilities of discontinued operations, non-current	$107	$30
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

Our 14.5% member interest in inMarket was valued at $15.6 million at the closing of the inMarket Transaction and is recorded in other assets on our condensed consolidated balance sheet at September 30, 2019. See Note 5. Our loss from the sale of the Ads Business of $4.8 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $363,000 comprising legal fees and third-party consulting fees associated with the inMarket Transaction.

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

Restatement of previously unaudited condensed consolidated financial statements
Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our unaudited condensed consolidated financial statements as more fully described in “Note 2. Restatement of Previously Reported Unaudited Condensed Consolidated Financial Statements” in “Item 1. Financial Statements.
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
We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 52% of our revenue in the three months ended September 30, 2019, General Motors Holdings and its affiliates, or GM, which represented 25% of our revenue in the three months ended September 30, 2019, and Toyota Motor Corporation, or Toyota. We also provide our products and services indirectly through tier ones such as Xevo Inc., or Xevo, for certain Toyota solutions, LG Electronics, Inc., or LG, for certain Opel Automobile GmbH, or Opel, solutions and Panasonic Automotive Systems Company of America, or Panasonic, for certain Fiat Chrysler Automobiles, or FCA, solutions.
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
In August 2019, we entered into certain agreements with affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, including: (i) a services agreement pursuant to which we agreed to provide certain services to Grab through certain of our employees designated to work on our OpenTerra Platform; (ii) a license agreement pursuant to which we granted to Grab a perpetual license to certain intellectual property associated with the OpenTerra Platform; and (iii) an asset purchase agreement pursuant to which Grab agreed to purchase certain intellectual property associated with the OpenTerra Platform to Grab, subject to certain customary closing conditions, and facilitated offers for employment or consulting arrangements by Grab to certain of our OpenTerra employees. The transactions contemplated by the services agreement, license agreement and asset purchase agreement together comprise the “Grab Transaction.” The consideration for the services agreement, license agreement and asset purchase agreement is a mix of cash and Grab Holdings, Inc. ordinary shares. The asset purchase component of the Grab Transaction is subject to customary closing conditions and is expected to close before June 30, 2020.
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
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended September 30,
	2019	2018
Revenue	$66,629	$46,252
Revenue from Ford as a percentage of total revenue	52%	67%
Revenue from GM as a percentage of total revenue	25%	16%
Billings (Non-GAAP)	$76,875	$53,094
Billings to Ford as a percentage of total billings (Non-GAAP)	39%	60%
Billings to GM as a percentage of total billings (Non-GAAP)	26%	19%
Increase in deferred revenue	$10,246	$6,842
Increase (decrease) in deferred costs	$(2,007)	$4,381
Gross profit	$29,778	$18,710
Gross margin	45%	40%
Income (loss) from continuing operations	$32	$(6,085)
Net loss	$(3,954)	$(7,570)
Diluted income (loss) from continuing operations per share	$—	$(0.14)
Diluted net loss per share	$(0.08)	$(0.17)
Adjusted EBITDA (Non-GAAP)	$2,556	$(3,877)
Net cash provided by (used in) operating activities	$22,169	$(554)
Free cash flow (Non-GAAP)	$21,708	$(653)

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

Reconciliation of Revenue to Billings

	Three Months Ended September 30,
	2019	2018
Revenue	$66,629	$46,252
Adjustments:
Change in deferred revenue	10,246	6,842
Billings	$76,875	$53,094

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended September 30,
	2019	2018
Deferred revenue, September 30	$145,381	$81,380
Deferred revenue, June 30	135,135	74,538
Change in deferred revenue	$10,246	$6,842

Deferred costs, September 30	$77,795	$62,806
Deferred costs, June 30	79,802	58,425
Change in deferred costs(1)	$(2,007)	$4,381
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

Reconciliation of Revenue to Billings - Ford and GM

	Three Months Ended September 30,
	2019	2018
Revenue from Ford	$34,912	$30,811
Adjustments:
Change in deferred revenue attributed to Ford	(4,782)	962
Billings to Ford	$30,130	$31,773
Billings to Ford as a percentage of total billings	39%	60%

Revenue from GM	$16,362	$7,446
Adjustments:
Change in deferred revenue attributed to GM	3,272	2,855
Billings to GM	$19,634	$10,301
Billings to GM as a percentage of total billings	26%	19%

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended September 30,
	2019	2018
Net loss	$(3,954)	$(7,570)
Loss on discontinued operations	3,986	1,485
Income (loss) from continuing operations	32	(6,085)
Adjustments:
Stock-based compensation expense	1,752	2,048
Depreciation and amortization expense	922	1,010
Other income, net	(561)	(1,590)
Provision for income taxes	411	740
Adjusted EBITDA	$2,556	$(3,877)

Reconciliation of Net Loss to Free Cash Flow

	Three Months Ended September 30,
	2019	2018
Net loss	$(3,954)	$(7,570)
Loss on discontinued operations	3,986	1,485
Income (loss) from continuing operations	32	(6,085)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in deferred revenue (1)	10,345	6,842
Change in deferred costs (2)	1,979	(4,381)
Changes in other operating assets and liabilities	6,482	1,266
Other adjustments (3)	3,331	1,804
Net cash provided by (used in) operating activities	22,169	(554)
Less: Purchases of property and equipment	(461)	(99)
Free cash flow	$21,708	$(653)

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
In the three months ended September 30, 2019 and 2018, revenue from Ford represented 52% and 67% of our total revenue, respectively, and revenue from GM comprised 25% and 16% of total revenue, respectively.
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

The combined agreements, as amended, for the Grab Transaction contain the following distinct performance obligations: the right to use software significantly modified to operate within the Grab environment, implementation services and software support and maintenance. In addition, Grab purchased the assets associated with our OpenTerra Platform, subject to certain customary closing conditions, for consideration consisting of nonmarketable Grab Holdings, Inc. ordinary shares. Total consideration including cash, as well as equity compensation to be received upon sale of the assets, is allocated between the license and services (subject to ASC 606), and the assets (not within the scope of ASC 606) based on standalone selling prices. The standalone selling price for the rights acquired under the asset purchase agreement was estimated based on comparing the rights transferred under the perpetual license as compared to the incremental rights transferred under the asset purchase agreement if such incremental rights were transferred separately in similar circumstances and to similar customers. The value of the equity compensation is based on the most recently available valuation information and is subject to variability. To determine the fair market value of these ordinary shares, we used all information reasonably available from Grab regarding the assessment of its board of directors of the fair market value of the ordinary shares, including the limited number of arms’ length sales of Grab ordinary shares and a review of financial statements provided by Grab.  Because there is no public trading market for Grab ordinary shares and because Grab does not prepare its financial statements in accordance with GAAP or file its financial statements with the SEC or another securities regulatory body, we relied on limited information to assess the fair market value of Grab’s ordinary shares.
Software provided under the Grab Transaction is recognized as product revenue over time as the software development occurs and Grab obtains control as the software is modified and enhanced. Implementations services are recognized as they are performed, and software support and maintenance is recognized over the term of the obligation.
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
In addition, our Scout GPS Link and Xevo’s XevoTM Engine Link provide brought-in navigation services, including a fully interactive moving map, for select Toyota vehicles equipped with Entune 3.0 Audio, as well as select Lexus vehicles equipped with Lexus Enform. Our fully interactive solution first became available on select model year 2018 Toyota Camry and Sienna and Lexus NX and RC models, and was expanded to select model year 2019 Toyota Corolla hatchback, Avalon, CHR and RAV4 models, as well as Lexus UX and select model year 2020 Corolla, Prius, Avalon and Sienna models. On most Toyota and Lexus models, a premium embedded connected navigation option is also available that provides connected search, powered by our platform.
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
Revenue concentrations. We generated 74% and 84% of our revenue in the United States in the three months ended September 30, 2019 and 2018, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer’s or tier one’s United States’ entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in fiscal 2017, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint venture in China.
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

	Three Months Ended September 30,
Consolidated Statements of Operations Data	2019	2018
	(in thousands)
Revenue:
Product	$55,990	$39,930
Services	10,639	6,322
Total revenue	66,629	46,252
Cost of revenue:
Product	31,989	23,588
Services	4,862	3,954
Total cost of revenue	36,851	27,542
Gross profit	29,778	18,710
Operating expenses:
Research and development	20,663	18,492
Sales and marketing	1,946	1,703
General and administrative	7,287	5,450
Total operating expenses	29,896	25,645
Loss from operations	(118)	(6,935)
Other income, net	561	1,590
Income (loss) from continuing operations before provision for income taxes	443	(5,345)
Provision for income taxes	411	740
Income (loss) from continuing operations	32	(6,085)
Loss on discontinued operations	(3,986)	(1,485)
Net loss	$(3,954)	$(7,570)

	(as a percentage of revenue)
Revenue:
Product	84%	86%
Services	16%	14%
Total revenue	100%	100%
Cost of revenue:
Product	48%	51%
Services	7%	9%
Total cost of revenue	55%	60%
Gross profit	45%	40%
Operating expenses:
Research and development	31%	40%
Sales and marketing	3%	3%
General and administrative	11%	12%
Total operating expenses	45%	55%
Loss from operations	—%	(15)%
Other income, net	1%	3%
Income (loss) from continuing operations before provision for income taxes	1%	(12)%
Provision for income taxes	1%	1%
Income (loss) from continuing operations	—%	(13)%
Loss on discontinued operations	(6)%	(3)%
Net loss	(6)%	(16)%

Comparison of the three months ended September 30, 2019 and 2018
Revenue, cost of revenue and gross profit.
Revenue. Product revenue increased 40% to $56.0 million in the three months ended September 30, 2019 from $39.9 million in the three months ended September 30, 2018. The increase in product revenue for the comparable three months was due primarily to increases in map update revenue of $7.3 million, royalty revenue of $4.7 million resulting primarily from a higher volume of GM automotive navigation units, partially offset by a decline in Ford automotive navigation units, and customized software development revenue of $4.1 million resulting primarily from our license agreement with Grab. Services revenue increased 68% to $10.6 million in the three months ended September 30, 2019 from $6.3 million in the three months ended September 30, 2018. The increase in services revenue for the comparable three months was due primarily to increased revenue from our brought-in automotive solutions for GM, Toyota and Ford and, to a lesser extent, revenue from implementation services provided for Grab.
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
Gross profit. Our gross profit increased 59% to $29.8 million in the three months ended September 30, 2019 from $18.7 million in the three months ended September 30, 2018. Our gross margin increased to 45% in the three months ended September 30, 2019 from 40% in the three months ended September 30, 2018. The increase in gross margin for the comparable three months was due primarily to a significantly higher margin earned on software development revenue from Grab, partially offset by a decrease in gross margin resulting from increased map update revenue, which carries a higher relative cost and lower gross margin. We anticipate somewhat higher gross margins in periods of fiscal 2020 during which we are able to recognize revenue from Grab for the development and delivery of customized software.
Revenue concentrations. In the three months ended September 30, 2019 and 2018, revenue from Ford represented 52% and 67% of our total revenue, respectively, and revenue from GM comprised 25% and 16% of our total revenue, respectively. In the three months ended September 30, 2019, Grab represented 10% of our total revenue.
We primarily sell our services in the United States. In the three months ended September 30, 2019 and 2018, revenue derived from U.S. sources represented 74% and 84% of our total revenue, respectively.
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
Research and development. Our research and development expenses increased 12% to $20.7 million in the three months ended September 30, 2019 from $18.5 million in the three months ended September 30, 2018. The increase in the comparable three months was due primarily to increases in payroll and related compensation and benefits expense of $1.7 million and outside consulting services of $0.9 million. These increases were partially offset by a decrease of $0.9 million primarily as a result of higher capitalized deferred development costs in the three months ended September 30, 2019. As a percentage of revenue, research and development expenses decreased to 31% in the three months ended September 30, 2019 from 40% in the three months ended September 30, 2018. The total number of research and development personnel increased 8% to 672 at September 30, 2019 from 625 at September 30, 2018. We believe that as we deliver our contracted customer requirements for our automotive customers and establish relationships with new automobile manufacturers and tier ones, revenue from those research and development efforts will lag the related expenses.
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

General and administrative. Our general and administrative expenses increased 34% to $7.3 million in the three months ended September 30, 2019 from $5.5 million in the three months ended September 30, 2018. The increase in the comparable three months was due primarily to increases in outside consulting services of $1.2 million and payroll and related compensation and benefits expense of $0.6 million. As a percentage of revenue, general and administrative expenses were comparable at 11% in each of the three months ended September 30, 2019 and 2018. The total number of general and administrative personnel increased 3% to 62 at September 30, 2019 from 60 at September 30, 2018.
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
Provision for income taxes. Our provision for income taxes was $0.4 million in the three months ended September 30, 2019 compared to $0.7 million in the three months ended September 30, 2018. Our provision for income taxes was $411,000 in the three months ended September 30, 2019 compared to $740,000 in the three months ended September 30, 2018 and was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax provision rate of 93% and 14% of loss from continuing operations for the three months ended September 30, 2019 and 2018, respectively, was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since the tax assets are not likely to be realized due to the lack of current and forecasted future income. Although the total income tax provision did not change for the three months ended September 30, 2018, taxes were allocated to discontinued operations in an amount equal to the difference between the tax originally computed on loss from operations and the tax recomputed on the amount of loss from continuing operations.
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
Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2019, our accounts receivable balance was $53.3 million, of which Ford and GM represented 42% and 23%, respectively.

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
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $22.2 million and $(0.6) million in the three months ended September 30, 2019 and 2018, respectively. Cash provided by or used in operating activities is affected by anticipated growth in our automotive business and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the three months ended September 30, 2019, cash provided by operating activities was primarily the result of a net loss of $4.0 million, adjusted for loss from discontinued operations of $4.0 million, which was more than offset by non-cash charges for stock-based compensation of $1.8 million, depreciation and amortization of $0.9 million and $18.8 million from changes in our operating assets and liabilities. In the three months ended September 30, 2018, cash used in operating activities was primarily the result of a net loss of $7.6 million, adjusted for loss from discontinued operations of $1.5 million, which was partially offset by non-cash charges for stock-based compensation of $2.0 million, depreciation and amortization of $1.0 million and $3.7 million from changes in our operating assets and liabilities.
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
During the three months ended December 31, 2018, we identified certain errors related to our implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) due to our internal control over financial reporting relating to supervision and review of the financial models supporting our revenue recognition accounting and disclosures not operating effectively, which we refer to as the “December 2018 Control Deficiency.” We concluded that, because the December 2018 Control Deficiency created a more than remote likelihood of a material misstatement not being prevented or detected on a timely basis, this deficiency constituted a material weakness in internal control over financial reporting. While the original remediation plan adopted shortly after the discovery of the errors relating to our adoption of ASC 606 was fully implemented during the third quarter of fiscal 2019, during the fourth quarter of fiscal 2019, we decided to implement additional remediation measures to further address the December 2018 Control Deficiency. The material weakness will not be deemed remediated until the affected internal controls have been tested and determined to be operating effectively.
In connection with the preparation of our quarterly financial statements for the three months ended December 31, 2019, we identified certain errors related to our revenue recognition for the Grab Transaction due to the complexity of evaluating the relationship of the various elements of the transaction that we had not identified timely and accounted for appropriately in our financial statements for the three months ended September 30, 2019, which we refer to as the December 2019 Control Deficiency.”  Based on these findings, our management identified a material weakness in our review controls over unusual or non-recurring and significant transactions. Specifically, we had not designed our controls properly to provide reasonable assurance that we timely identify and assess the accounting implications of terms in unusual or non-recurring agreements.  Accordingly, our CEO and CFO concluded that, at September 30, 2019, our internal control over financial reporting was not effective.
A description of our remediation plan for the December 2019 Control Deficiency is set forth below.
The December 2019 Control Deficiency and related material weakness resulted in a restatement of previously issued consolidated financial statements for the three months ended September 30, 2019 as described in Note 2 of the Unaudited Condensed Consolidated Financial Statements set forth in Item 1 of this Form 10-Q/A. Notwithstanding the material weakness in our internal control over financial reporting, based on the additional analyses and procedures performed, we believe fairly present the consolidated financial statements included in this Form 10-Q/A, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
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
Changes in Internal Control over Financial Reporting
Other than the December 2019 Control Deficiency, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
We are committed to maintaining a strong internal control environment, and we have implemented a remediation plan that is designed to address the December 2018 Control Deficiency relating to our adoption of ASC 606. The December 2018 Control Deficiency remediation plan includes formalizing and documenting the communication of information among our internal teams, the hiring or other engagement of additional accounting personnel, the creation of checklists for the review of supporting documentation relating to the application of ASC 606, and conducting additional training of the members of those internal teams regarding the requirements of ASC 606. While the December 2018 Control Deficiency remediation plan has been fully implemented, the material weakness will not be deemed remediated until the affected internal controls have been tested and determined to be operating effectively. Notwithstanding the foregoing, based on the results of that testing, we may need to implement additional remediation measures to address the material weakness.
As a result of the material weakness related to the December 2019 Control Deficiency, we have initiated remediation measures including, but not limited to, improving the internal communication procedures between executive management, accounting personnel, and related business owners, leveraging external accounting experts as appropriate, and strengthening policies and processes related to the ownership and responsibilities for non-recurring and significant transactions. We believe that our remediation plan will ensure that we timely identify terms in agreements that could have material accounting implications, assesses the accounting and disclosures implications of the terms, and accounts for such items in the financial statements appropriately.
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
As a percentage of revenue, our net loss was 6% and 16% in the three months ended September 30, 2019 and 2018, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so, and we may be unable to generate sufficient revenue from our automobile navigation businesses to return us to profitability in the short-term, if at all.
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
Ford represented approximately 52% and 67% of our revenue and approximately 39% and 60% of our billings in the three months ended September 30, 2019 and 2018, respectively. GM represented approximately 25% and 16% of our revenue and approximately 26% and 19% of our billings in the three months ended September 30, 2019 and 2018, respectively. During the first quarter of fiscal 2020, we experienced a decline in billings to Ford and we expect to experience a decline in billings to GM during the second quarter of fiscal 2020 due to GM’s work stoppage. Despite the decrease in Ford’s billings, we expect that Ford, GM, other automobile manufacturers and tier ones will account, at least in the near-term, for an increasing percentage of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. However, our total revenue and billings could potentially decline if Ford or GM increases the cost to consumers of our navigation products, reduces the number of vehicles or the geographies in which vehicles with our products as an option are sold, if their sales of vehicles fall below forecast due to competition, or if they determine to offer on their vehicles third-party platforms or solutions in place of ours. For example, GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022. Work stoppages, such as GM announced in September 2019, global macro-economic conditions or other factors could also cause automobile manufacturer and tier ones to reduce their production of vehicles in which our products and services are incorporated and our revenues. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze is available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America and its announcement regarding GAS commencing in model year 2022 may result in a larger proportion of GM vehicles being sold without our products and services. We may not successfully increase our revenue and billings from Ford or GM if our products are replaced within vehicles with our competitors’ products or we experience price competition for those products and services. Moreover, Ford and GM have announced their intention to modify their North American passenger car portfolio strategies and has begun phasing out certain car models, and they recently indicated that they are also considering changes in their respective European portfolio strategies. This could lead to a significant reduction in the sales of vehicles with our products as an option. We may not be able to mitigate the effect of any lost billings and revenue and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
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
Our contracts with our automobile manufacturer and tier one customers include increasingly specialized, complex and strict performance requirements. We have experienced and may continue to experience increased challenges in achieving certain milestones under our contracts with our automobile manufacturer and tier one customers, such as Ford, our largest OEM customer, as well as other tier one customers, and may not be able to demonstrate those milestones on a timely basis or otherwise as required under our agreements. This could cause our automobile manufacturers, such as Ford, and other tier one customers to reduce their level of business with us or to utilize third-party platforms or solutions in place of ours in future model years. In particular, our agreement with Ford requires that we become certified under a set of technical standards for the computer software development process in the automobile industry, which requirement currently requires certification by the fall of 2019. We do not currently have any such certification, and we may not be able to obtain it in a timely manner, if at all, for our software to be included in that customer’s model year 2021 vehicles. In addition, our automobile manufacturer and tier one customers regularly evaluate our capabilities against those of our competitors and may even engage one or more of our competitors as a dual source supplier. Any failure by us to timely perform under our automobile manufacturer and tier one contracts could at any time result in the termination of those contracts, the awarding of work to one or more of our competitors, or other adverse actions being taken by the applicable automobile manufacturer or tier one customer. Further, any negative publicity related to our automobile manufacturer or tier one contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If one of our automobile manufacturer or tier one contracts is terminated, or if our ability to compete for new contracts is adversely affected, our business, reputation, financial condition and results of operations could suffer.

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
The design and sales cycle for on-board or brought-in automotive navigation services and products is substantially longer than those associated with our mobile navigation services to customers of wireless carriers and require significant up-front and ongoing research, engineering and other development investments to secure and support those relationships. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict if and when we will generate revenue from new customers or when, if at all, we may recoup the up-front and ongoing investments we make in order to secure and support such business. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle. We also entered into a contract with GM in 2014 to provide worldwide hybrid navigation solutions beginning in model year 2017 and continuing through model year 2025, and our hybrid product launched in its first GM models, the Cadillac CTS and CTS-V, in February 2017. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. Our contract with GM does not assure us of minimum order quantities, overall or during any period. Although it does not affect the terms of our agreement with GM, on September 5, 2019, GM announced that it intended to utilize GAS solutions on certain models beginning with model year 2022. Accordingly, GM has not provided us with any volume or revenue guarantees, and we cannot assure you that we will continue to receive material revenue from these products and services.

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
Numerous provincial, state, national and international laws and regulations apply to our collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. These laws and regulations are evolving rapidly and imposing increasingly varied requirements across the jurisdictions in which we do business. For example, the European Union’s, or EU, General Data Protection Regulation, or GDPR, took effect in May 2018. The GDPR replaces Directive 95/46/EC of 1995 and is directly applicable in EU member states. Among other things, the GDPR regulates data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects. Efforts to comply with the GDPR may cause us to incur substantial operational costs or require us to change our business practices or service offerings. Despite our efforts to bring practices into compliance with the GDPR, we cannot guarantee that we are fully compliant or will be able to demonstrate compliance as of a future date if required to do so. In addition, because the GDPR is new, it may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. The GDPR imposes significant penalties of up to the greater of 4% of worldwide turnover and €20 million for violations of the GDPR. Similarly, in June 2018, California enacted the California Consumer Privacy Act of 2018, or the CCPA, which will become effective in January 2020. The CCPA will, among other things, require covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. In addition, the Office of the California Attorney General promulgated proposed regulations and, following a public comment period, will issue final regulations to establish procedures to facilitate these new rights and as necessary to further the purposes of the CCPA.  The proposed regulations were published in October 2019 and the deadline for the California Attorney General to release final regulations is July 1, 2020. As such and as additional amendments to the CCPA could be introduced during California’s next legislative session, it remains unclear what procedures will be required to comply with the CCPA or how the CCPA and final regulations will be interpreted and enforced. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such laws and regulations might not be compatible with either the GDPR or the CCPA. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. If we fail to implement practices and procedures deemed necessary by regulators or consumers or to comply with the GDPR, CCPA or other applicable laws and regulations, we may be subject to fines, penalties, litigation, and reputational harm and our business may be seriously harmed. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile and advertising industries in particular. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect our business, particularly with regard to location-based services, collection or use of data to target ads and communication with consumers via mobile devices. To the extent that we or our clients are subject to new laws or recommendations or choose to adopt new standards, recommendations, or other requirements, we may have greater compliance burdens. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy or data protection, our reputation may suffer, and we could lose relationships with developer partners.
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
During the three months ended December 31, 2018, we identified certain errors related to our implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) due to our internal control over financial reporting relating to supervision and review of the financial models supporting our revenue recognition accounting and disclosures not operating effectively, which we refer to as the “December 2018 Control Deficiency.” We concluded that, because the December 2018 Control Deficiency created a more than remote likelihood of a material misstatement not being prevented or detected on a timely basis, this deficiency constituted a material weakness in internal control over financial reporting. While the original remediation plan adopted shortly after the discovery of the errors relating to our adoption of ASC 606 was fully implemented during the third quarter of fiscal 2019, during the fourth quarter of fiscal 2019, we decided to implement additional remediation measures to further address the December 2018 Control Deficiency. The material weakness will not be deemed remediated until the affected internal controls have been tested and determined to be operating effectively.
In connection with the preparation of our quarterly financial statements for the three months ended December 31, 2019, we identified certain errors related to our revenue recognition for the Grab Transaction due to the complexity of evaluating the relationship of the various elements of the transaction that we had not identified timely and accounted for appropriately in our financial statements for the three months ended September 30, 2019, which we refer to as the December 2019 Control Deficiency.”  Based on these findings, our management identified a material weakness in our review controls over unusual or non-recurring and significant transactions. Specifically, we had not designed our controls properly to provide reasonable assurance that we timely identify and assess the accounting implications of terms in unusual or non-recurring agreements.  Accordingly, our CEO and CFO concluded that, at September 30, 2019, our internal control over financial reporting was not effective.
As further described in Part I, Item 4 of this Quarterly Report on Form 10-Q/A, we have taken specific steps to remediate the material weaknesses by implementing and enhancing our internal controls. These material weaknesses will not be deemed remediated until all of those steps have been implemented and the affected internal controls have been tested and determined to be operating effectively. In addition, we may need to modify these steps or implement additional remediation measures to address the material weaknesses, and we cannot be certain that the measures we have taken, and expect to take, will be sufficient to address the issues identified, to ensure that our internal controls are effective, or to ensure that the identified material weaknesses will not result in a future material misstatement of our annual or interim consolidated financial statements.
If we are unable to remediate these material weaknesses in a timely manner and otherwise comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price and trading liquidity of our stock may decline, investors may lose confidence in our reported financial information, we could be subject to civil and criminal investigations and penalties by the NASDAQ Global Market, the SEC or other regulatory authorities, and our business and financial condition could otherwise be materially and adversely impacted.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Asset Purchase Agreement, dated August 8, 2019, by and among Telenav, Inc., Thinknear, Inc. and inMarket Media, LLC	8-K	2.1	8/8/2019
10.4.6	Form of 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	10.4.6	11/8/2019
10.4.7	Form of 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement — Performance Grant	10-Q	10.4.7	11/8/2019
10.27.2++	Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	8-K	10.27.2	8/5/2019
10.44	Offer letter between the Company and Adeel Manzoor, dated May 16, 2019	8-K	10.1	7/8/2019
10.45	Change in Control and Severance Agreement between the Company and Adeel Manzoor, effective as of July 1, 2019	8-K	10.2	7/8/2019
10.46	Letter Agreement by and among Telenav, Inc. and Nokomis Capital, LLC and its affiliates dated August 21, 2019	8-K	10.46	8/22/2019
10.47	Offer letter between the Company and Steve Debenham, dated May 24, 2019	10-Q	10.47	11/8/2019
10.47.1	Change in Control and Severance Agreement between the Company and Steve Debenham, effective as of August 15, 2019	10-Q	10.47.1	11/8/2019
10.48	Consulting Agreement by and among Telenav, Inc. and Karen Francis dated October 25, 2019	10-Q	10.48	11/8/2019
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

TELENAV, INC.

Dated:	February 12, 2020	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	February 12, 2020	By:	/s/ ADEEL MANZOOR
Adeel Manzoor
Chief Financial Officer
(Principal Financial and Accounting Officer)