Form 10-Q
period 2019-12-31
Telenav, Inc.
filed 2020-02-13
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 31, 2019, there were 48,151,687 shares of the Registrant’s Common Stock outstanding.

EXPLANATORY NOTE

On February 12, 2020, Telenav, Inc. filed a Form 8-K/A, which indicated that it would amend its Form 10-Q for the three months ended September 30, 2020 and advised investors that they should disregard and not rely on the condensed consolidated financial statements as of and for the three months ended September 30, 2019 and the notes related thereto. On February 12, 2020, Telenav filed an amended Form 10-Q for the three months ended September 30, 2019. The information for the six months ended December 31, 2020 set forth in this Form 10-Q reflects the amended and restated information set forth in the amended September 30, 2019 Form 10-Q.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	December 31, 2019	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$26,347	$27,275
Short-term investments	102,603	72,203
Accounts receivable, net of allowances of $7 and $7 at December 31, 2019 and June 30, 2019, respectively	44,463	69,781
Restricted cash	1,520	1,950
Deferred costs	33,117	18,752
Prepaid expenses and other current assets	8,933	3,784
Assets of discontinued operations	—	6,330
Total current assets	216,983	200,075
Property and equipment, net	5,215	5,583
Operating lease right-of-use assets	8,749	—
Deferred income taxes, non-current	1,401	998
Goodwill and intangible assets, net	15,265	15,701
Deferred costs, non-current	48,646	61,050
Other assets	21,285	1,414
Assets of discontinued operations, non-current	—	12,194
Total assets	$317,544	$297,015
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$1,113	$16,061
Accrued expenses	54,182	48,899
Operating lease liabilities	3,532	—
Deferred revenue	50,416	31,270
Income taxes payable	928	800
Liabilities of discontinued operations	—	3,373
Total current liabilities	110,171	100,403
Deferred rent, non-current	—	1,266
Operating lease liabilities, non-current	6,459	—
Deferred revenue, non-current	93,755	103,865
Other long-term liabilities	678	811
Liabilities of discontinued operations, non-current	—	30
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 48,151 and 46,911 shares issued and outstanding at December 31, 2019 and June 30, 2019, respectively	48	47
Additional paid-in capital	190,593	182,349
Accumulated other comprehensive loss	(1,538)	(1,477)
Accumulated deficit	(82,622)	(90,279)
Total stockholders’ equity	106,481	90,640
Total liabilities and stockholders’ equity	$317,544	$297,015

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Revenue:
Product	$61,543	$42,397	$117,533	$82,327
Services	12,332	7,763	22,971	14,085
Total revenue	73,875	50,160	140,504	96,412
Cost of revenue:
Product	26,434	25,015	58,423	48,603
Services	7,288	3,891	12,150	7,845
Total cost of revenue	33,722	28,906	70,573	56,448
Gross profit	40,153	21,254	69,931	39,964
Operating expenses:
Research and development	19,717	17,766	40,380	36,258
Sales and marketing	2,134	1,665	4,080	3,368
General and administrative	6,428	5,721	13,715	11,171
Legal settlements and contingencies	—	650	—	650
Total operating expenses	28,279	25,802	58,175	51,447
Income (loss) from operations	11,874	(4,548)	11,756	(11,483)
Other income, net	596	532	1,157	2,122
Income (loss) from continuing operations before provision for income taxes	12,470	(4,016)	12,913	(9,361)
Provision for income taxes	205	102	616	842
Equity in net (income) of equity method investee	(797)	—	(797)	—
Income (loss) from continuing operations	13,062	(4,118)	13,094	(10,203)
Discontinued operations:
Income (loss) from operations of Advertising business, net of tax	—	(463)	832	(1,948)
Loss from sale of Advertising business	(56)	—	(4,874)	—
Loss on discontinued operations	(56)	(463)	(4,042)	(1,948)
Net income (loss)	$13,006	$(4,581)	$9,052	$(12,151)

Basic income (loss) per share:
Income (loss) from continuing operations	$0.27	$(0.09)	$0.27	$(0.23)
Loss on discontinued operations	—	(0.01)	(0.08)	(0.04)
Net income (loss)	$0.27	$(0.10)	$0.19	$(0.27)
Diluted income (loss) per share:
Income (loss) from continuing operations	$0.27	$(0.09)	$0.27	$(0.23)
Loss on discontinued operations	—	(0.01)	(0.08)	(0.04)
Net income (loss)	$0.27	$(0.10)	$0.18	$(0.27)
Weighted average shares used in computing income (loss) per share:
Basic	48,475	45,443	48,127	45,230
Diluted	48,821	45,443	49,257	45,230
Stock-based compensation expense included in continuing operations above:
Cost of revenue	$13	$16	$29	$40
Research and development	623	1,164	1,718	2,415
Sales and marketing	190	167	325	333
General and administrative	652	528	1,158	1,135
Total stock-based compensation expense	$1,478	$1,875	$3,230	$3,923

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2019	2018	2019	2018
Net income (loss)	$13,006	$(4,581)	$9,052	$(12,151)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	207	(131)	(103)	(348)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(15)	97	44	186
Reclassification adjustments for (loss) gain on available-for-sale securities recognized, net of tax	(1)	5	(2)	7
Net (decrease) increase from available-for-sale securities, net of tax	(16)	102	42	193
Other comprehensive income (loss), net of tax	191	(29)	(61)	(155)
Comprehensive income (loss)	$13,197	$(4,610)	$8,991	$(12,306)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended December 31, 2019	Shares	Amount
Balance at June 30, 2019	46,911	$47	$182,349	$(1,477)	$(90,279)	$90,640
Issuance of common stock upon exercise of stock options	1,326	1	8,340	—	—	8,341
Release of restricted stock units	329	1	(1,273)	—	—	(1,272)
Stock-based compensation expense, continuing operations	—	—	1,752	—	—	1,752
Stock-based compensation expense, discontinued operations	—	—	887	—	—	887
Foreign currency translation adjustment, net of tax	—	—	—	(310)	—	(310)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(3,954)	(3,954)
Balance at September 30, 2019	48,566	49	192,055	(1,729)	(94,233)	96,142
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Release of restricted stock units	352	—	(317)	—	—	(317)
Repurchases of common stock	(767)	(1)	(2,623)	—	(1,395)	(4,019)
Stock-based compensation expense, continuing operations	—	—	1,478	—	—	1,478
Foreign currency translation adjustment, net of tax	—	—	—	207	—	207
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Net income	—	—	—	—	13,006	13,006
Balance at December 31, 2019	48,151	$48	$190,593	$(1,538)	$(82,622)	$106,481

Six Months Ended December 31, 2018
Balance at June 30, 2018	44,871	$45	$167,895	$(1,855)	$(57,202)	$108,883
Issuance of common stock upon exercise of stock options	5	—	25	—	—	25
Release of restricted stock units	385	—	(1,205)	—	—	(1,205)
Stock-based compensation expense, continuing operations	—	—	2,048	—	—	2,048
Stock-based compensation expense, discontinued operations	—	—	221	—	—	221
Foreign currency translation adjustment, net of tax	—	—	—	(217)	—	(217)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	91	—	91
Net loss	—	—	—	—	(7,570)	(7,570)
Balance at September 30, 2018	45,261	45	168,984	(1,981)	(64,772)	102,276
Issuance of common stock upon exercise of stock options	—	—	1	—	—	1
Release of restricted stock units	280	1	(353)	—	—	(352)
Stock-based compensation expense, continuing operations	—	—	1,875	—	—	1,875
Stock-based compensation expense, discontinued operations	—	—	240	—	—	240
Foreign currency translation adjustment, net of tax	—	—	—	(131)	—	(131)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	102	—	102
Net loss	—	—	—	—	(4,581)	(4,581)
Balance at December 31, 2018	45,541	$46	$170,747	$(2,010)	$(69,353)	$99,430

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2019	2018
Operating activities
Net income (loss)	$9,052	$(12,151)
Loss on discontinued operations	4,042	1,948
Income (loss) from continuing operations	13,094	(10,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	3,230	3,923
Depreciation and amortization	1,856	2,016
Operating lease amortization, net of accretion	1,321	—
Accretion of net premium on short-term investments	75	—
Unrealized gain on non-marketable equity investments	(62)	(1,259)
Equity in net income of equity method investee	(797)	—
Other	(1)	(14)
Changes in operating assets and liabilities:
Accounts receivable	25,835	3,390
Deferred income taxes	(409)	445
Deferred costs	(1,961)	(7,040)
Prepaid expenses and other current assets	(3,992)	216
Other assets	21	(116)
Trade accounts payable	(15,054)	9,812
Accrued expenses and other liabilities	3,945	(9,575)
Income taxes payable	130	39
Deferred rent	—	91
Operating lease liabilities	(1,754)	—
Deferred revenue	9,036	13,234
Net cash provided by operating activities	34,513	4,959
Investing activities
Purchases of property and equipment	(1,078)	(445)
Purchases of short-term investments	(54,439)	(15,862)
Purchase of long-term investments	(3,500)	—
Proceeds from sales and maturities of short-term investments	24,067	20,342
Net cash provided by (used in) investing activities	(34,950)	4,035
Financing activities
Proceeds from exercise of stock options	8,306	26
Tax withholdings related to net share settlements of restricted stock units	(1,148)	(1,559)
Repurchase of common stock	(4,019)	—
Net cash provided by (used in) financing activities	3,139	(1,533)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(85)	(360)
Net increase in cash, cash equivalents and restricted cash, continuing operations	2,617	7,101
Net cash used in discontinued operations	(3,975)	(2,319)
Cash, cash equivalents and restricted cash, beginning of period	29,225	20,099
Cash, cash equivalents and restricted cash, end of period	$27,867	$24,881
Supplemental disclosure of cash flow information
Income taxes paid, net	$1,279	$586
Non-cash investing: Investment in LLC acquired in exchange for sale of Advertising business	$15,600	$—
Cash flows from discontinued operations:
Net cash used in operating activities	$(3,569)	$(2,319)
Net cash used in financing activities	(406)	—
Net cash transferred from continuing operations	3,975	2,319
Net change in cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash and cash equivalents of discontinued operations, end of period	$—	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$26,347	$22,405
Restricted cash	1,520	2,476
Total cash, cash equivalents and restricted cash	$27,867	$24,881

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of connected car and location-based products and services. We utilize our automotive navigation platform to deliver these products and services. Our automotive navigation platform allows us to deliver enhanced location-based services to automobile manufacturers, as well as original equipment manufacturers and tier one suppliers, to which we refer collectively as tier ones. Our automotive solutions primarily include navigation systems built into vehicles, or on-board, mobile phone based navigation systems, or brought-in, and advanced navigation solutions that offer on-board functionality combined with cloud functionality, or hybrid. Our fiscal year ends on June 30, and in this report we refer to the fiscal year ended June 30, 2019 as “fiscal 2019,” the fiscal year ending June 30, 2020 as “fiscal 2020” and the fiscal year ending June 30, 2021 as “fiscal 2021.”
Commencing July 1, 2019, we operate in a single segment, automotive. Through June 30, 2019, we operated in three segments - automotive, advertising and mobile navigation. In August 2019, we completed the disposition of our digital advertising operations (the "Ads Business") and have presented the results of operations for the Ads Business as discontinued operations for all prior periods presented. See Note 12. Our mobile navigation services business represented less than 5% of total revenue for the three and six months ended December 31, 2019 and we expect the business to continue to decline. Our chief executive officer, or CEO, the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation business with the automotive business in a single segment.
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the six months ended December 31, 2019 and 2018.
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
Disaggregation of revenue
In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, the following table depicts the disaggregation of revenue according to revenue type and pattern of recognition (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Product
On-board automotive navigation solutions (point in time)(1)	$61,543	$42,397	$117,533	$82,327
Total product revenue	61,543	42,397	117,533	82,327
Services
Brought-in automotive navigation solutions (over time)(2)	8,787	4,480	15,009	8,022
Automotive maintenance and support and other (over time)	1,206	645	2,875	655
Mobile navigation services (over time)	2,339	2,638	5,087	5,408
Total services revenue	12,332	7,763	22,971	14,085
Total revenue	$73,875	$50,160	$140,504	$96,412
(1)Includes i) royalties earned and recognized at the point in time usage occurs, ii) map updates and iii) customized software development fees.
(2)Includes royalties earned and recognized over time from the allocation of transaction price to service obligations for hybrid automotive solutions.

Contract assets
Contract assets relate to our rights to consideration for performance obligations satisfied but not billed at the reporting date. As of December 31, 2019 and June 30, 2019, we had $5.7 million and zero contract assets, respectively.
Deferred costs
Changes in the balance of total deferred costs (current and non-current) during the six months ended December 31, 2019 were as follows (in thousands):

	Deferred Costs
	Content	Development	Total
Balance, June 30, 2019	$71,466	$8,336	$79,802
Content licensing costs incurred	64,612	—	64,612
Customized software development costs incurred	—	2,503	2,503
Less: cost of revenue recognized	(62,785)	(2,369)	(65,154)
Balance, December 31, 2019	$73,293	$8,470	$81,763

Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 39% and 65% of total revenue for the three months ended December 31, 2019 and 2018, respectively, and 45% and 66% for the six months ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and June 30, 2019, receivables due from Ford were 44% and 33% of total accounts receivable, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Revenue related to products and services provided through General Motors Holdings and its affiliates, or GM, comprised 31% and 19% of total revenue for the three months ended December 31, 2019 and 2018, respectively, and 28% and 18% for the six months ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and June 30, 2019, receivables due from GM were 32% and 15% of total accounts receivable, respectively.
Revenue related to products and services provided to affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, comprised 19% and 15% of total revenue for the three and six months ended December 31, 2019, respectively.
Receivables due from Xevo, Inc. were less than 10% and 29% of total accounts receivable as of December 31, 2019 and June 30, 2019, respectively.
Restricted cash
As of December 31, 2019 and June 30, 2019, we had restricted cash of $1.5 million and $2.0 million, respectively, on our consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of December 31, 2019, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2019	$(1,623)	$146	$(1,477)
Other comprehensive income (loss) before reclassifications, net of tax	(103)	44	(59)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(2)	(2)
Other comprehensive income (loss), net of tax	(103)	42	(61)
Balance, net of tax as of December 31, 2019	$(1,726)	$188	$(1,538)

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the six months ended December 31, 2019.
Recently adopted accounting pronouncements
In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in ASC 350-40 to determine which implementation costs to defer and recognize as an asset. We early adopted ASU 2018-15 on July 1, 2019 on a prospective basis, and it did not have a material impact on our financial position or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC 842) which supersedes the guidance in topic ASC 840, Leases. The new standard, including subsequent amendments, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.  A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to previous guidance for operating leases under ASC 840, Leases.

We adopted ASC 842 effective July 1, 2019. We adopted the standard using the modified retrospective transition approach applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of right-of-use, or ROU, assets and lease liabilities for operating leases that were not previously recorded. For information regarding the impact of ASC 842 adoption, see Leases and Note 6.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
We recognize operating lease ROU assets and operating lease liabilities at the commencement date based on the present value of the future minimum lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments we made and excludes lease incentives and initial direct costs we incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
We include operating leases in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, non-current on our condensed consolidated balance sheets.
Recent accounting pronouncements not yet adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes by revising or clarifying existing guidance in ASC 740, as well as removing certain exceptions within ASC 740. This guidance is effective for us on July 1, 2021 with early adoption permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements, but we do not expect it to have a material impact.
With the exception of the recently adopted accounting pronouncements and recent accounting pronouncements not yet adopted discussed above, there have been no other changes in accounting pronouncements during the six months ended December 31, 2019, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2019, that are of significance or potential significance to us.

2.	Net income (loss) per share
Basic income (loss) per share is calculated by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options and restricted stock units using the treasury-stock method.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Income (loss) from continuing operations	$13,062	$(4,118)	$13,094	$(10,203)
Loss on discontinued operations	(56)	(463)	(4,042)	(1,948)
Net income (loss)	$13,006	$(4,581)	$9,052	$(12,151)
Shares used to compute basic income (loss) per share	48,475	45,443	48,127	45,230
Dilutive potential common shares:
Stock options	—	—	112	—
Restricted stock units	346	—	1,018	—
Shares used to compute diluted income (loss) per share	48,821	45,443	49,257	45,230
Basic income (loss) per share:
Loss from continuing operations	$0.27	$(0.09)	$0.27	$(0.23)
Loss on discontinued operations	—	(0.01)	(0.08)	(0.04)
Net income (loss)	$0.27	$(0.10)	$0.19	$(0.27)
Diluted income (loss) per share:
Loss from continuing operations	$0.27	$(0.09)	$0.27	$(0.23)
Loss on discontinued operations	—	(0.01)	(0.08)	(0.04)
Net income (loss)	$0.27	$(0.10)	$0.18	$(0.27)

Potential common stock equivalents not included in the calculation of diluted income per share as the effect would be anti-dilutive	2,708	—	1,296	—

A total of 800,000 outstanding performance-based restricted stock units, as described further in Note 10, are excluded from the diluted shares calculation above because they are contingently issuable and have not met any of the performance milestones.

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of unrestricted cash and highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds and commercial paper. Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. Marketable debt securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the six months ended December 31, 2019 or 2018.
Short-term investments as of June 30, 2019 also included marketable equity securities, which are carried at fair value with unrealized gains and losses recognized in other income (expense), net. We had no net realized gains (losses) from marketable equity securities in the six months ended December 31, 2019 or 2018. As of December 31, 2019, we had no marketable equity securities.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2019 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$20,824	$—	$—	$20,824
Cash equivalents:
Money market mutual funds	4,274	—	—	4,274
Municipal securities	750	—	—	750
Commercial paper	499	—	—	499
Total cash equivalents	5,523	—	—	5,523
Total cash and cash equivalents	26,347	—	—	26,347
Short-term investments:
U.S. treasury securities	2,618	9	—	2,627
U.S. agency securities	3,815	6	(2)	3,819
Asset-backed securities	20,446	93	(19)	20,520
Municipal securities	8,930	27	—	8,957
Commercial paper	3,676	1	—	3,677
Corporate bonds	62,654	352	(3)	63,003
Total short-term investments	102,139	488	(24)	102,603
Cash, cash equivalents and short-term investments	$128,486	$488	$(24)	$128,950

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2019 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$25,987	$—	$—	$25,987
Cash equivalents:
Money market mutual funds	790	—	—	790
Commercial paper	498	—	—	498
Total cash equivalents	1,288	—	—	1,288
Total cash and cash equivalents	27,275	—	—	27,275
Short-term investments:
U.S. treasury securities	3,570	6	(4)	3,572
U.S. agency securities	3,002	9	(2)	3,009
Asset-backed securities	12,319	104	(10)	12,413
Municipal securities	4,124	16	—	4,140
Commercial paper	1,986	—	—	1,986
Corporate bonds	45,492	269	(27)	45,734
Total debt securities	70,493	404	(43)	70,854
Marketable equity securities	250	1,099	—	1,349
Total short-term investments	70,743	1,503	(43)	72,203
Cash, cash equivalents and short-term investments	$98,018	$1,503	$(43)	$99,478

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than 12 months or a continuous unrealized loss position for 12 months or greater, as of December 31, 2019 and June 30, 2019 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	December 31, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. agency securities	$2,032	$(2)	$—	$—	$2,032	$(2)
Asset-backed securities	7,308	(17)	1,117	(2)	8,425	(19)
Corporate bonds	5,960	(3)	—	—	5,960	(3)
Total	$15,300	$(22)	$1,117	$(2)	$16,417	$(24)

	June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$—	$—	$2,992	$(5)	$2,992	$(5)
U.S. agency securities	—	—	998	(1)	998	(1)
Asset-backed securities	—	—	3,537	(11)	3,537	(11)
Commercial paper	493	(1)	—	—	493	(1)
Corporate bonds	4,600	(3)	14,615	(24)	19,215	(27)
Total	$5,093	$(4)	$22,142	$(41)	$27,235	$(45)

There were 45 securities and 11 securities in an unrealized loss position for less than 12 months at December 31, 2019 and at June 30, 2019, respectively, and 5 securities and 51 securities in an unrealized loss position for 12 months or greater at December 31, 2019 and June 30, 2019, respectively.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2019 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$39,537	$39,597
Due between one and two years	42,700	42,985
Due between two and three years	19,902	20,021
Total	$102,139	$102,603

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of December 31, 2019, we did not consider any of our short-term investments to be other-than-temporarily impaired.

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
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of December 31, 2019 and June 30, 2019, we did not have any short-term investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at December 31, 2019 (in thousands):

	Fair Value Measurements at December 31, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$4,274	$4,274	$—	$—
Municipal securities	750	—	750	—
Commercial paper	499	—	499	—
Total cash equivalents	5,523	4,274	1,249	—
Short-term investments:
U.S. treasury securities	2,627	2,627	—	—
U.S. agency securities	3,819	—	3,819	—
Asset-backed securities	20,520	—	20,520	—
Municipal securities	8,957	—	8,957	—
Commercial paper	3,677	—	3,677	—
Corporate bonds	63,003	—	63,003	—
Total short-term investments	102,603	2,627	99,976	—
Cash equivalents and short-term investments	$108,126	$6,901	$101,225	$—

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
Accretion of net premium on short-term investments totaled $75,000 and zero in the six months ended December 31, 2019 and 2018, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the six months ended December 31, 2019 and 2018.
We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2019 or June 30, 2019.
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
Our net unrealized gains from non-marketable equity securities were $62,000 and $1.3 million in the six months ended December 31, 2019 and 2018, respectively. Our net unrealized gain of $1.3 million in the six months ended December 31, 2018 was due to the remeasurement to fair value of non-marketable equity securities upon the adoption of the measurement alternative on July 1, 2018.
The carrying value of our non-marketable equity securities, none of which required remeasurement to fair value, was $458,000 and $458,000 at December 31, 2019 and June 30, 2019, respectively.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

An investment in a limited liability company such as inMarket that maintains a specific ownership account for each investor is deemed to be similar to an investment in a limited partnership. Accordingly, because we hold more than a 3% to 5% ownership interest in inMarket, we are required to account for our inMarket investment under the equity method of accounting. Our proportionate share of inMarket earnings for the period from the date of closing of the inMarket Transaction, August 16, 2019, through September 30, 2019 was not material. We recognized income of $797,000 related to our proportionate share of inMarket equity for the three and six months ended December 31, 2019.
Non-marketable debt investment
In the three months ended December 31, 2019, we invested $1.5 million in the form of a convertible note receivable in a privately held company without a readily determinable market value. The note receivable matures on October 31, 2021 or upon request for payment by a majority of note holders, or otherwise upon a change of control, qualified financing event or event of default involving the privately held company. The note converts to preferred stock or common stock upon certain events as defined, including a qualified preferred stock financing round or a change in control of ownership. Interest accrues annually at 6.5% and is due in full upon maturity.
In the three months ended September 30, 2019, we invested $2.0 million in the form of a convertible note receivable in a privately held company without a readily determinable market value. The note receivable matures upon request for payment by a majority of note holders no sooner than October 31, 2021, or otherwise upon a change of control, qualified financing event or event of default involving the privately held company. The note converts to preferred stock or common stock upon certain events as defined, including a qualified preferred stock financing round or a change in control of ownership. Interest accrues annually at 6% and is due in full upon maturity.
The convertible notes are classified as available for sale and are carried at fair value within Level 3, with any unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. We did not have any unrealized or realized gains or losses in the three and six months ended December 31, 2019. The carrying value of our non-marketable debt investments was $3.5 million at December 31, 2019. We did not hold any non-marketable debt investments at June 30, 2019.

5.	Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2019 and 2024. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs for the three and six months ended December 31, 2019 were $763,000 and $1.6 million, respectively. The weighted-average remaining term of our operating leases was 3.2 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% as of December 31, 2019.
Maturities of our operating lease liabilities, which do not include short-term leases, as of December 31, 2019 were as follows (in thousands):

Fiscal Year
2020	$1,988
2021	3,143
2022	2,774
2023	2,315
2024	619
Total lease payments	10,839
Less: imputed interest	(847)
Total operating lease liabilities	$9,992

Cash payments included in the measurement of our operating lease liabilities were $842,000 and $1.7 million for the three and six months ended December 31, 2019, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

6.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of December 31, 2019 and June 30, 2019 was $14.3 million and $26.1 million, respectively. The reduction in goodwill of $11.8 million was due to the sale of the Ads Business to inMarket. See Note 12.
Intangible assets consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Acquired developed technology	$13,875	$13,875
Less accumulated amortization	(12,930)	(12,494)
Intangible assets, net	$945	$1,381

Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $218,000 and $283,000 for the three months ended December 31, 2019 and 2018, respectively, and $436,000 and $567,000 for the six months ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, remaining amortization expense for intangible assets by fiscal year was as follows: $436,000 in fiscal 2020 and $509,000 in fiscal 2021.
Assets held for sale
As discussed in Note 13, Subsequent events, in January 2020, we completed the sale of assets pursuant to which certain intellectual property was sold to Grab. The intellectual property reflected a completed technology intangible asset with a net book value of $0.9 million at December 31, 2019. As of December 31, 2019, we determined that the asset met the held for sale criteria and reclassified the asset as held for sale. The completed technology intangible asset is included in Goodwill and intangible assets, net in the accompanying Condensed Consolidated Balance Sheet. No impairment loss was recognized upon the reclassification of the intangible assets as held for sale.
Other assets
Other assets consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Deposits and other assets	$930	$956
Non-marketable equity investments	458	458
Non-marketable equity investment greater than 5% in LLC	16,397	—
Non-marketable debt investments	3,500	—
Total other assets	$21,285	$1,414

Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2019	June 30, 2019
Accrued compensation and benefits	$10,383	$13,288
Accrued royalties	30,824	21,604
Customer overpayments and related reserves	4,523	4,291
Other accrued expenses	8,452	9,716
Total accrued expenses	$54,182	$48,899

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

7.	Deferred revenue and remaining performance obligations
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under our contracts with customers and is recognized upon transfer of control. Changes in the balance of total deferred revenue (current and non-current) during the six months ended December 31, 2019 were as follows (in thousands):

Beginning balance, June 30, 2019	$135,135
Revenue recognized that was included in beginning balance	(32,434)
Amount billed, net of revenue recognized that was not included in beginning balance	41,470
Ending balance, December 31, 2019	$144,171

The cumulative adjustment as a result of changes in the estimate of the transaction price of customer contracts during the three and six months ended December 31, 2019 was a net increase in revenue recognized of $138,000 and $318,000, respectively. In addition, the amount of revenue recognized in the three and six months ended December 31, 2019 from performance obligations satisfied or partially satisfied in previous periods was $239,000 and $354,000, respectively.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of December 31, 2019, the aggregate amount of the transaction price allocated to remaining performance obligations for our automotive segment was $84.2 million, which is expected to be recognized over a remaining period of approximately 1 to 7 years. This amount excludes the variable consideration that falls under the exemption for usage-based royalties promised in exchange for a license of intellectual property. We have used the practical expedient to not disclose amounts related to the comparative period under ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”).

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
Other contractual commitments
As of December 31, 2019, we had $8.5 million of future minimum non-cancelable financial commitments primarily related to license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within five years.

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
Under our 2009 Equity Incentive Plan, 2011 Stock Option and Grant Plan and 2019 Equity Incentive Plan, eligible employees, directors and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units as authorized by our board of directors. In addition, we have granted restricted common stock in connection with certain acquisitions.
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2019	3,409	$6.49
Granted	55	4.92
Exercised	(1,326)	6.29
Canceled or expired	(175)	5.94
Options outstanding as of December 31, 2019	1,963	$6.64	5.67	$5,250
As of December 31, 2019:
Options vested and expected to vest	1,929	$6.66	5.11	$5,213
Options exercisable	1,563	$6.96	5.06	$4,312

A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2019	2,637
Granted	1,310
Vested	(932)
Canceled	(458)
RSUs outstanding as of December 31, 2019	2,557	1.78	$12,428
As of December 31, 2019:
RSUs expected to vest	2,143	1.66	$10,413

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
The PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2020, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. The maximum number of shares subject to the PSU Award that may vest is 560,000. No shares had vested as of December 31, 2019 under the PSU Awards.
In October 2018, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 240,000 shares of common stock to Dr. HP Jin, our CEO, which we refer to as the CEO PSU Award. The CEO PSU Award is subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the CEO PSU Award’s grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the CEO PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the CEO PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2019, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to Dr. Jin’s continued service with the Company through the applicable vesting date. The maximum number of shares subject to the CEO PSU Award that may vest is 240,000. No shares had vested as of December 31, 2019 under the CEO PSU Award.
Since achievement of the awards is dependent on a market condition, stock-based compensation expense associated with these awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been met. We utilized the Monte Carlo valuation method to determine the fair value and derived service periods of each of the stock price performance milestones. Total stock-based compensation expense associated with the PSU Awards and the CEO PSU Award was not material for all periods presented.
As of December 31, 2019, no performance-based RSU awards had been earned or canceled, and 800,000 shares subject to performance-based RSU awards remained outstanding.
During the six months ended December 31, 2019, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, or the 2009 Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. The last annual increase in the shares reserved for issuance under our 2009 Plan occurred on July 1, 2019, and the plan expired in October 2019 as to new awards. Our board of directors also terminated the 2011 Stock Option and Grant Plan, or the 2011 Plan. In November 2019, our stockholders approved the 2019 Equity Incentive Plan, or the 2019 Plan, pursuant to which 5,700,000 shares are initially reserved for future grants and up to an additional 5,800,000 shares are reserved to the extent shares subject to grants under the 2009 Plan were outstanding as of November 20, 2019 but later expire or otherwise terminate without having been exercised in full (in which case the shares subject to such grants will be returned to the 2019 Plan and available for future issuance). The 2019 Plan became effective on November 20, 2019 and will automatically terminate 10 years from its date of adoption by our board of directors. In connection with the adoption of the 2019 Plan, a total of approximately 5,342,000 shares expired which had been previously available but unissued under the 2009 Plan and 2011 Plan. A summary of our shares available for grant activity is as follows (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Number of Shares
Shares available for grant as of June 30, 2019	4,472
Annual share increase authorized under 2009 Plan	1,667
Granted	(1,681)
RSUs withheld for taxes in net share settlements	251
Canceled	633
Expired under 2009 and 2011 Plans	(5,342)
Shares available under 2009 and 2011 Plans upon termination on November 20, 2019	—
Initial shares authorized under 2019 Plan on November 20, 2019	5,700
Shares added from 5,800,000 reserved share pool available(1)	92
Granted	(244)
Shares available for grant as of December 31, 2019	5,548
(1) Additional shares are available up to a maximum of 5,800,000 shares only to the extent shares subject to grants under the 2009 Plan were outstanding as of November 20, 2019 but later expire or otherwise terminate without having been exercised in full.

Employee Stock Purchase Plan
In November 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan, (ESPP), which became effective on November 20, 2019. A total of 2,500,000 shares were authorized for issuance to participating employees upon adoption of the ESPP. The ESPP provides for 12-month offering periods beginning March 1 and September 1 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period will commence on March 1, 2020 and will end on March 1, 2021.
On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (1) the fair market value of our stock on the enrollment date or (2) the fair market value of our stock on the exercise date.
The following table summarizes the stock-based compensation expense for continuing operations recorded for stock options and RSUs, including performance-based RSUs, issued to employees and nonemployees (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Stock option awards	$226	$416	$534	$833
RSU awards	1,252	1,459	2,696	3,090
Total stock-based compensation expense	$1,478	$1,875	$3,230	$3,923

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Expected volatility	48%	—%	48%	39%
Expected term (in years)	5.65	0.00	5.65	6.87
Risk-free interest rate	1.58%	—%	1.58%	2.99%
Dividend yield	—%	—%	—%	—%
Weighted average grant date fair value per share	$2.27	$—	$2.27	$2.32

No stock option awards were granted during the three months ended September 30, 2019 and the three months ended December 31, 2018.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

10.	Stock repurchase program
In February 2019, our board of directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The term of the program is 18 months. The timing and amount of repurchase transactions under this program will depend on market conditions, cash flow and other considerations. Under this program, we utilized $4.0 million of cash to repurchase 766,583 shares of our common stock at an average purchase price of $5.24 per share during the three and six months ended December 31, 2019. As of December 31, 2019, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $14.7 million.
Repurchased shares are retired and designated as authorized but unissued shares. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the six months ended December 31, 2019, we reduced common stock and APIC by an aggregate of $2.6 million and charged $1.4 million to retained earnings.

11.	Income taxes
For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, actual tax expense or the “cutoff method” is utilized as the estimate.
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes for continuing operations was $616,000 in the six months ended December 31, 2019 compared to $842,000 in the six months ended December 31, 2018 and was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax provision rate of 4% of income from continuing operations for the six months ended December 31, 2019 was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to the application of the cutoff method to compute US taxes. Our effective tax provision rate of 9% of loss from continuing operations for the six months ended December 31, 2018 was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since the tax assets are not likely to be realized due to the lack of current and forecasted future income. Although the total income tax provision did not change for the six months ended December 31, 2018, taxes were allocated to discontinued operations in an amount equal to the difference between the tax originally computed on loss from operations and the tax recomputed on the amount of loss from continuing operations.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of December 31, 2019 and June 30, 2019, our cumulative unrecognized tax benefits were $5.0 million and $4.6 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2019 and June 30, 2019 was $77,000 and $77,000, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued zero for the payment of interest and penalties at December 31, 2019 and June 30, 2019.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
Reconciliations of the carrying amounts of major classes of assets and liabilities included as part of discontinued operations to the amounts presented separately in our June 30, 2019 condensed consolidated balance sheet are presented in the following table:

June 30, 2019
Assets
Accounts receivable	$6,011
Prepaid and other current assets	319
Assets of discontinued operations	$6,330

Property and equipment, net	$72
Operating lease right-of-use assets	—
Deferred income taxes, non-current	(59)
Goodwill and intangible assets, net	11,786
Other assets	395
Assets of discontinued operations, non-current	$12,194

Liabilities
Accounts payable	$974
Accrued expenses	2,399
Operating lease liabilities	—
Liabilities of discontinued operations	$3,373

Deferred rent, non-current	$30
Operating lease liabilities, non-current	—
Liabilities of discontinued operations, non-current	$30
Reconciliations of the major line items comprising loss from operations of the Ads Business included as part of discontinued operations to the amounts presented separately in our statements of operations for the three and six months ended December 31, 2019 and 2018 are presented in the following tables:

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue - services	$—	$7,016	$3,614	$12,963
Cost of revenue - services	—	3,285	1,335	6,505
Gross profit	—	3,731	2,279	6,458
Operating expenses:
Research and development	—	1,325	697	2,935
Sales and marketing	—	2,790	750	5,502
General and administrative	—	—	—	—
Total operating expenses	—	4,115	1,447	8,437
Provision for (benefit from) income taxes	—	79	—	(31)
Income (loss) from operations of Ads Business	$—	$(463)	$832	$(1,948)

Our 14.5% member interest in inMarket was valued at $15.6 million at the closing of the inMarket Transaction and is recorded in other assets on our condensed consolidated balance sheet at December 31, 2019. See Note 4. Our loss from the sale of the Ads Business of $4.9 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $363,000 comprising legal fees and third-party consulting fees associated with the inMarket Transaction.

13.	Subsequent events
In August 2019, we entered into certain agreements with affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, including: (i) a services agreement pursuant to which we agreed to provide certain services to Grab through certain of our employees designated to work on our OpenTerra Platform; (ii) a license agreement pursuant to which we granted to Grab a perpetual license to certain intellectual property associated with the OpenTerra Platform; and (iii) an asset purchase agreement pursuant to which we sold certain intellectual property associated with the OpenTerra Platform to Grab and facilitated offers for employment or consulting arrangements by Grab of certain of our OpenTerra employees. The transactions contemplated by the services agreement, license agreement and asset purchase agreement together comprise the “Grab Transaction.” In January 2020, Grab completed the acquisition of assets pursuant to which we sold certain intellectual property associated with the OpenTerra Platform to Grab and facilitated the making of offers for employment or consulting arrangements by Grab to certain of our OpenTerra employees in exchange for a non-marketable equity interest in Grab Holdings, Inc. ordinary shares. We also received a perpetual, royalty-free license under the OpenTerra intellectual property rights assigned to Grab. Grab’s acquired workforce consisted of 59 of our employees.
In January 2020, we invested $4.0 million in exchange for a Series B preferred stock equity interest of approximately 11% in a privately-held company. We also received a warrant to purchase additional shares of Series B. We will account for the investment under the equity method of accounting.

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
Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss these risks in greater detail in “Risk Factors” and elsewhere in this Form 10-Q. Given these uncertainties, you should not place undue reliance on these forward-looking statements. .
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
In this Form 10-Q, “we,” “us,” “our,” the “Company” and “Telenav” refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2019 as “fiscal 2019” and the fiscal year ending June 30, 2020 as “fiscal 2020.”
Overview
Telenav is a leading provider of location-based products and services for connected cars. We utilize our connected car platform to deliver these products and services. Our connected car platform allows us to deliver enhanced location-based navigation services to automobile manufacturers and tier one suppliers, or tier ones. In addition, as discussed below, until August 2019, we utilized our advertising platform, which we refer to as our Ads Business, to deliver highly targeted advertising services to advertisers and advertising agencies by leveraging our location expertise. We reported results through June 30, 2019 in three business segments: automotive, advertising and mobile navigation. Commencing with the quarter ended September 30, 2019, we report results in a single segment, automotive. Our mobile navigation services business, which generates revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers, represented less than 5% of total revenue for the three and six months ended December 31, 2019 and we expect the business to continue to decline. Our chief executive officer, or CEO, who is the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation business with the automotive business in a single segment.
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
We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 45% of our revenue in the six months ended December 31, 2019, General Motors Holdings and its affiliates, or GM, which represented 28% of our revenue in the six months ended December 31, 2019, and Toyota Motor Corporation, or Toyota. We also provide our products and services indirectly through tier ones such as Xevo Inc., or Xevo, for certain Toyota solutions, LG Electronics, Inc., or LG, for certain Opel Automobile GmbH, or Opel, solutions and Panasonic Automotive Systems Company of America, or Panasonic, for certain Fiat Chrysler Automobiles, or FCA, solutions.
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
Through August 2019, we generated services revenue from our Ads Business through the delivery of advertising impressions based on the specific terms of the advertising contract. In August 2019, we sold the Ads Business to inMarket. inMarket acquired substantially all of the assets and assumed certain liabilities related to and used in the Ads Business. In exchange, inMarket issued to Telenav units of inMarket representing a 14.5% member interest in inMarket at the time of closing of the inMarket Transaction. In addition, inMarket granted to us a perpetual, non-exclusive, irrevocable, royalty-free, license back to the software and other intellectual property rights being assigned to inMarket as part of the inMarket Transaction. For the three months ended December 31, 2019 and for all prior comparative periods, we reported the operating results of the Ads Business and the loss on its sale as discontinued operations in our condensed consolidated financial statements.
In August 2019, we entered into certain agreements with affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, including: (i) a services agreement pursuant to which we agreed to provide certain services to Grab through certain of our employees designated to work on our OpenTerra Platform; (ii) a license agreement pursuant to which we granted to Grab a perpetual license to certain intellectual property associated with the OpenTerra Platform; and (iii) an asset purchase agreement pursuant to which Grab agreed to purchase certain intellectual property associated with the OpenTerra Platform to Grab, subject to certain customary closing conditions, and facilitated offers for employment or consulting arrangements by Grab to certain of our OpenTerra employees. The transactions contemplated by the services agreement, license agreement and asset purchase agreement together comprise the “Grab Transaction.” The consideration for the services agreement, license agreement and asset purchase agreement is a mix of cash and Grab Holdings, Inc. ordinary shares. The asset sale to Grab was completed on January 1, 2020. See note 13 to our condensed consolidated financial statements, “Subsequent events.”
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
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue	$73,875	$50,160	$140,504	$96,412
Revenue from Ford as a percentage of total revenue	39%	65%	45%	66%
Revenue from GM as a percentage of total revenue	31%	19%	28%	18%
Billings (Non-GAAP)	$72,665	$56,552	$149,540	$109,646
Billings to Ford as a percentage of total billings (Non-GAAP)	45%	61%	42%	61%
Billings to GM as a percentage of total billings (Non-GAAP)	31%	21%	28%	20%
Increase (decrease) in deferred revenue	$(1,210)	$6,392	$9,036	$13,234
Increase in deferred costs	$3,968	$2,659	$1,961	$7,040
Gross profit	$40,153	$21,254	$69,931	$39,964
Gross margin	54%	42%	50%	41%
Income (loss) from continuing operations	$13,062	$(4,118)	$13,094	$(10,203)
Net income (loss)	$13,006	$(4,581)	$9,052	$(12,151)
Diluted income (loss) from continuing operations per share	$0.27	$(0.09)	$0.27	$(0.23)
Diluted net income (loss) per share	$0.27	$(0.10)	$0.18	$(0.27)
Adjusted EBITDA (Non-GAAP)	$14,286	$(1,017)	$16,842	$(4,894)
Net cash provided by operating activities	$12,344	$5,513	$34,513	$4,959
Free cash flow (Non-GAAP)	$11,727	$5,167	$33,435	$4,514

Gross margin is our gross profit, or total revenue less cost of revenue, expressed as a percentage of our total revenue. Our gross margin has been and will continue to be impacted by the increasing percentage of our revenue base derived from automotive navigation solutions, which generally have higher associated third-party content costs than our mobile navigation offerings provided through wireless carriers.
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
Adjusted EBITDA, a non-GAAP financial measure, measures our GAAP net loss adjusted for discontinued operations and excluding the impact of stock-based compensation expense, depreciation and amortization, other income (expense), net, provision (benefit) for income taxes, and other applicable items such as legal settlements and contingencies and merger and acquisition, or M&A, transaction expenses, net of tax. Stock-based compensation expense relates to equity incentive awards granted to our employees, directors, and consultants. Legal settlements and contingencies represent settlements, offers made to settle, or loss accruals relating to litigation or other disputes in which we are a party or the indemnitor of a party. M&A transaction expenses relate primarily to costs associated with transactions, such as the inMarket Transaction and the Grab Transaction.
Adjusted EBITDA, while generally a measure of profitability, can also represent a loss. Adjusted EBITDA is a key measure we use to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses eliminated in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA generally provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do.
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

Reconciliation of Revenue to Billings

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue	$73,875	$50,160	$140,504	$96,412
Adjustments:
Change in deferred revenue	(1,210)	6,392	9,036	13,234
Billings	$72,665	$56,552	$149,540	$109,646

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Deferred revenue, end of period	$144,171	$87,772	$144,171	$87,772
Deferred revenue, beginning of period	145,381	81,380	135,135	74,538
Change in deferred revenue	$(1,210)	$6,392	$9,036	$13,234

Deferred costs, end of period	$81,763	$65,465	$81,763	$65,465
Deferred costs, beginning of period	77,795	62,806	79,802	58,425
Change in deferred costs(1)	$3,968	$2,659	$1,961	$7,040

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

Reconciliation of Revenue to Billings - Ford and GM

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenue from Ford	$28,553	$32,512	$63,465	$63,323
Adjustments:
Change in deferred revenue attributed to Ford	4,184	2,129	(598)	3,091
Billings to Ford	$32,737	$34,641	$62,867	$66,414
Billings to Ford as a percentage of total billings	45%	61%	42%	61%

Revenue from GM	$22,798	$9,536	$39,159	$16,982
Adjustments:
Change in deferred revenue attributed to GM	(631)	2,603	2,641	5,457
Billings to GM	$22,167	$12,139	$41,800	$22,439
Billings to GM as a percentage of total billings	31%	21%	28%	20%

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income (loss)	$13,006	$(4,581)	$9,052	$(12,151)
Loss on discontinued operations	56	463	4,042	1,948
Income (loss) from continuing operations	13,062	(4,118)	13,094	(10,203)
Adjustments:
Legal settlement and contingencies	—	650	—	650
Stock-based compensation expense	1,478	1,875	3,230	3,923
Depreciation and amortization expense	934	1,006	1,856	2,016
Other income, net	(596)	(532)	(1,157)	(2,122)
Provision for income taxes	205	102	616	842
Equity in net income of equity method investee	(797)	—	(797)	—
Adjusted EBITDA	$14,286	$(1,017)	$16,842	$(4,894)

Reconciliation of Net Income (Loss) to Free Cash Flow

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Net income (loss)	$13,006	$(4,581)	$9,052	$(12,151)
Loss on discontinued operations	56	463	4,042	1,948
Income (loss) from continuing operations	13,062	(4,118)	13,094	(10,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in deferred revenue (1)	(1,309)	6,392	9,036	13,234
Change in deferred costs (2)	(3,940)	(2,659)	(1,961)	(7,040)
Changes in other operating assets and liabilities	2,240	3,036	8,722	4,302
Other adjustments (3)	2,291	2,862	5,622	4,666
Net cash provided by operating activities	12,344	5,513	34,513	4,959
Less: Purchases of property and equipment	(617)	(346)	(1,078)	(445)
Free cash flow	$11,727	$5,167	$33,435	$4,514

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
Commencing July 1, 2019, we operate in a single segment, automotive. Our CEO, who is the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation services business with the automotive business in a single segment.
In the six months ended December 31, 2019 and 2018, revenue from Ford represented 45% and 66% of our total revenue, respectively, and revenue from GM comprised 28% and 18% of total revenue, respectively.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On March 28, 2018, we entered into an amendment with Ford that extends the term of the agreement from December 31, 2018 to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions. The terms of this next generation navigation solution were embodied in an amendment executed in December 2018. With respect to North America production, this amendment extended the term of the agreement to December 31, 2022, which term Ford may further extend at its option subject to certain conditions. We were not awarded the contracts for Europe, South America and Australia and New Zealand. Although it does not affect the terms of our agreement with Ford, Garmin announced in January 2020 that it had entered into a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. A substantial portion of our revenue, and, to a lesser extent, gross profit, is impacted by the underlying licensed content cost negotiated through HERE North America, LLC, or HERE, and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers.
Our contract with GM includes the provision of our on-board, hybrid, and brought-in navigation solutions across a wide assortment of GM vehicles. Our mobile navigation SDK powers GM’s branded mobile and web-based applications and is covered under a services agreement that was entered into June 13, 2014 and extends to December 31, 2019. In November 2019, the term of this agreement was extended to December 31, 2020. Our on-board and hybrid navigation solutions for GM are covered under a product and services agreement that became effective February 1, 2017. These solutions began shipping in a limited number of vehicles beginning with model year 2017 and are gradually expanding across additional regions and models. In May 2017, additional vehicles through model year 2025 were added to this products and services agreement, which terminates on December 31, 2026. Although it does not affect the terms of our agreement with GM, on September 5, 2019, GM announced that it intended to utilize Google Auto Services, or GAS, solutions on certain models beginning with model year 2022.
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
The combined agreements, as amended, for the Grab Transaction contain the following distinct performance obligations: the right to use software significantly modified to operate within the Grab environment, implementation services and software support and maintenance. In addition, Grab purchased the assets associated with our OpenTerra Platform. The asset sale to Grab was completed on January 1, 2020 for consideration consisting of nonmarketable Grab Holdings, Inc. ordinary shares. See note 13 to our condensed consolidated financial statements, “Subsequent events.” Total consideration including cash, as well as equity compensation to be received upon sale of the assets, is allocated between the license and services (subject to ASC 606), and the assets (not within the scope of ASC 606) based on standalone selling prices. The standalone selling price for the rights acquired under the asset purchase agreement was estimated based on comparing the rights transferred under the perpetual license as compared to the incremental rights transferred under the asset purchase agreement if such incremental rights were transferred separately in similar circumstances and to similar customers. The value of the equity compensation is based on the most recently available valuation information and is subject to variability. To determine the fair market value of these ordinary shares, we used all information reasonably available from Grab regarding the assessment of its board of directors of the fair market value of the ordinary shares, including the limited number of arms’ length sales of Grab ordinary shares and a review of financial statements provided by Grab.  Because there is no public trading market for Grab ordinary shares and because Grab does not prepare its financial statements in accordance with GAAP or file its financial statements with the SEC or another securities regulatory body, we relied on limited information to assess the fair market value of Grab’s ordinary shares.
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
In October 2017, we amended our agreement with Ford to provide certain connected services for SYNC 3 in North America, Europe and China. Ford launched connected search across various model year 2018 SYNC 3 vehicles in North America using its FordPassTM and Lincoln WayTM mobile applications. The vast majority of Ford vehicles with SYNC 3 produced in North America and Europe during the three months ended December 31, 2019 were capable of providing connected services.
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
While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019 and fiscal 2020, we expect that Toyota may limit or reduce the number of models or vehicles on which Scout GPS Link is offered by Toyota and Lexus, beginning in model year 2021, due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers.
During the fourth quarter of fiscal 2019, Telenav entered into an amended agreement with Xevo. The amended agreement provides that we will receive a one-time $17.0 million cash pre-payment in the first quarter of fiscal 2020 in exchange for removing a contractual minimum unit commitment that otherwise would have resulted in a payment to us in fiscal 2027. We recorded the receivable as deferred revenue in the fourth quarter of fiscal 2019, and it is being recognized as revenue over future periods. Our contract with Xevo relating to the implementation of our solutions in Toyota and Lexus vehicles is expected to remain in place through 2026, and we are exploring additional opportunities with Xevo and Toyota as well.
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
Revenue concentrations. We generated 67% and 84% of our revenue in the United States in the six months ended December 31, 2019 and 2018, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer’s or tier one’s United States’ entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in fiscal 2017, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint venture in China.
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

Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned in foreign jurisdictions, foreign withholding taxes, and changes to our tax reserves. Our effective tax rate could fluctuate significantly from period to period, particularly in those periods in which we incur losses, due to our inability to benefit from net operating losses since the tax assets are not likely to be realized due to the lack of current and forecasted future income. For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, actual tax expense is utilized as the estimate. Furthermore, on a quarterly basis our tax rates can fluctuate due to changes in our tax reserves resulting from the settlement of tax audits or the expiration of the statute of limitations. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as the expiration and retroactive reinstatement of tax holidays.
Equity in net income of equity method investee. Equity in net income of equity method investee includes our proportionate share of equity in our non-marketable inMarket equity investment.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended December 31, 2019 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2019, except as described in Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”

Results of operations
The following tables set forth our results of operations for the three and six months ended December 31, 2019 and 2018, as well as a percentage that each line item represents of our total revenue for those periods. The additional key metrics presented are used in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,		Six Months Ended December 31,
Consolidated Statements of Operations Data	2019	2018	2019	2018
	(in thousands)
Revenue:
Product	$61,543	$42,397	$117,533	$82,327
Services	12,332	7,763	22,971	14,085
Total revenue	73,875	50,160	140,504	96,412
Cost of revenue:
Product	26,434	25,015	58,423	48,603
Services	7,288	3,891	12,150	7,845
Total cost of revenue	33,722	28,906	70,573	56,448
Gross profit	40,153	21,254	69,931	39,964
Operating expenses:
Research and development	19,717	17,766	40,380	36,258
Sales and marketing	2,134	1,665	4,080	3,368
General and administrative	6,428	5,721	13,715	11,171
Legal settlements and contingencies	—	650	—	650
Total operating expenses	28,279	25,802	58,175	51,447
Income (loss) from operations	11,874	(4,548)	11,756	(11,483)
Other income, net	596	532	1,157	2,122
Income (loss) from continuing operations before provision for income taxes	12,470	(4,016)	12,913	(9,361)
Provision for income taxes	205	102	616	842
Equity in net (income) of equity method investee	(797)	—	(797)	—
Income (loss) from continuing operations	13,062	(4,118)	$13,094	$(10,203)
Loss on discontinued operations	(56)	(463)	$(4,042)	$(1,948)
Net income (loss)	$13,006	$(4,581)	$9,052	$(12,151)

	(as a percentage of revenue)
Revenue:
Product	83%	85%	84%	85%
Services	17%	15%	16%	15%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	36%	50%	42%	51%
Services	10%	8%	9%	8%
Total cost of revenue	46%	58%	50%	59%
Gross profit	54%	42%	50%	41%
Operating expenses:
Research and development	27%	35%	29%	38%
Sales and marketing	3%	3%	3%	3%
General and administrative	9%	11%	10%	12%
Legal settlements and contingencies	—%	2%	—%	—%
Total operating expenses	38%	51%	42%	53%
Income (loss) from operations	16%	(9)%	8%	(12)%
Other income, net	1%	1%	1%	2%
Income (loss) from continuing operations before provision for income taxes	17%	(8)%	9%	(10)%
Provision for income taxes	—%	—%	—%	1%
Equity in net (income) of equity method investee	(1)%	—%	—%	—%
Income (loss) from continuing operations	18%	(8)%	9%	(11)%
Loss on discontinued operations	—%	(1)%	(3)%	(2)%
Net income (loss)	18%	(9)%	6%	(13)%

Comparison of the three and six months ended December 31, 2019 and 2018
Revenue, cost of revenue and gross profit.
Revenue. Product revenue increased 45% to $61.5 million in the three months ended December 31, 2019 from $42.4 million in the three months ended December 31, 2018. Product revenue increased 43% to $117.5 million in the six months ended December 31, 2019 from $82.3 million in the six months ended December 31, 2018. The increase in product revenue for the comparable three months was due primarily to an increase in customized software development revenue of $11.8 million resulting primarily from our license agreement with Grab and an increase in royalty revenue of $10.0 million resulting primarily from a higher volume of GM automotive navigation units and the finalization of arrangements with a third-party vendor for content licensing, which resulted in the contractual fulfillment of our obligations to customers and the resulting recognition of previously deferred revenue of approximately $3.0 million, partially offset by a decline in Ford automotive navigation units. These increases were partially offset by a decrease in map update revenue of $2.6 million. The increase in product revenue for the comparable six months was due primarily to increases in customized software development revenue of $15.9 million resulting primarily from our license agreement with Grab, royalty revenue of $14.7 million resulting primarily from a higher volume of GM automotive navigation units and the aforementioned finalization of arrangements with a third-party vendor for content licensing, partially offset by a decline in Ford automotive navigation units, and map update revenue of $4.6 million. Services revenue increased 59% to $12.3 million in the three months ended December 31, 2019 from $7.8 million in the three months ended December 31, 2018. Services revenue increased 63% to $23.0 million in the six months ended December 31, 2019 from $14.1 million in the six months ended December 31, 2018. The increase in services revenue for the comparable three and six months was due primarily to a revision and shortening of the duration of our ongoing obligations under our GM agreement in November 2019, resulting in an increase in recognition of deferred revenue of approximately $3.0 million, as well as increased revenue from our brought-in automotive solutions primarily for GM, and, to a lesser extent, revenue from implementation services provided to Grab.
Cost of revenue. Our cost of product revenue increased 6% to $26.4 million in the three months ended December 31, 2019 from $25.0 million in the three months ended December 31, 2018. Our cost of product revenue increased 20% to $58.4 million in the six months ended December 31, 2019 from $48.6 million in the six months ended December 31, 2018. The increase in the comparable three months was due primarily to increased third-party content costs associated with increased automotive navigation unit volume. The increase in the comparable six months was due primarily to increased third-party content costs associated with increased automotive navigation unit volume and higher map update revenue. Our cost of services revenue increased 87% to $7.3 million in the three months ended December 31, 2019 from $3.9 million in the three months ended December 31, 2018. Our cost of services revenue increased 55% to $12.2 million in the six months ended December 31, 2019 from $7.8 million in the six months ended December 31, 2018. The increase in the comparable three and six months was due primarily to an increase in content costs associated with increased revenue from brought-in solutions. The increase in total cost of revenue of $4.8 million in the comparable three months was due primarily to an increase in third-party content costs of $3.9 million and an increase in deferred development costs recognized of $0.5 million. The increase in total cost of revenue of $14.1 million in the comparable six months was due primarily to an increase in third-party content costs of $12.6 million and an increase in deferred development costs recognized of $1.3 million.
Gross profit. Our gross profit increased 89% to $40.2 million in the three months ended December 31, 2019 from $21.3 million in the three months ended December 31, 2018. Our gross profit increased 75% to $69.9 million in the six months ended December 31, 2019 from $40.0 million in the six months ended December 31, 2018. Our gross margin increased to 54% in the three months ended December 31, 2019 from 42% in the three months ended December 31, 2018 and increased to 50% in the six months ended December 31, 2019 from 41% in the six months ended December 31, 2018. The increase in gross margin for the comparable three months was due primarily to a significantly higher margin earned on software development revenue from Grab. The increase in gross margin for the comparable six months was due primarily to a significantly higher margin earned on software development revenue from Grab, partially offset by a decrease in gross margin resulting from increased map update revenue, which carries a higher relative cost and lower gross margin. We anticipate lower gross margins in the remainder of fiscal 2020, as Grab revenue earned in the first half of fiscal 2020 will cease with Grab’s January 1, 2020 purchase of assets from us.
Revenue concentrations. In the three months ended December 31, 2019 and 2018, revenue from Ford represented 39% and 65% of our total revenue, respectively, and revenue from GM comprised 31% and 19% of our total revenue, respectively. In the six months ended December 31, 2019 and 2018, revenue from Ford represented 45% and 66% of our total revenue, respectively, and revenue from GM comprised 28% and 18% of our total revenue, respectively. In the three and six months ended December 31, 2019, revenue from Grab represented 19% and 15% of our total revenue, respectively.

We primarily sell our services in the United States. In the three months ended December 31, 2019 and 2018, revenue derived from U.S. sources represented 62% and 83% of our total revenue, respectively. In the six months ended December 31, 2019 and 2018, revenue derived from U.S. sources represented 67% and 84% of our total revenue, respectively.
Operating expenses
Our total operating expenses increased 10% to $28.3 million in the three months ended December 31, 2019 from $25.8 million in the three months ended December 31, 2018, and increased 13% to $58.2 million in the six months ended December 31, 2019 from $51.4 million in the six months ended December 31, 2018. The increase in the comparable three and six months was due primarily to an increase in payroll and related compensation and benefits expense and an increase in outside consulting services.
Research and development. Our research and development expenses increased 11% to $19.7 million in the three months ended December 31, 2019 from $17.8 million in the three months ended December 31, 2018. Our research and development expenses increased 11% to $40.4 million in the six months ended December 31, 2019 from $36.3 million in the six months ended December 31, 2018. The increase in the comparable three months was due primarily to increases in payroll and related compensation and benefits expense of $3.0 million and outside consulting services of $0.8 million. These increases were partially offset by a decrease of $1.5 million primarily as a result of higher capitalized deferred development costs in the three months ended December 31, 2019, and a decrease in stock-based compensation expense of $0.5 million. The increase in the comparable six months was due primarily to increases in payroll and related compensation and benefits expense of $4.7 million and outside consulting services of $1.7 million. These increases were partially offset by a decrease of $2.5 million primarily as a result of higher capitalized deferred development costs in the six months ended December 31, 2019. As a percentage of revenue, research and development expenses decreased to 27% in the three months ended December 31, 2019 from 35% in the three months ended December 31, 2018, and decreased to 29% in the six months ended December 31, 2019 from 38% in the six months ended December 31, 2018. The total number of research and development personnel was comparable with 618 at December 31, 2019 and 619 at December 31, 2018. We believe that as we deliver our contracted customer requirements for our automotive customers and establish relationships with new automobile manufacturers and tier ones, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses increased 28% to $2.1 million in the three months ended December 31, 2019 from $1.7 million in the three months ended December 31, 2018. Our sales and marketing expenses increased 21% to $4.1 million in the six months ended December 31, 2019 from $3.4 million in the six months ended December 31, 2018. The increase in the comparable three and six months was due primarily to an increase in payroll and related compensation and benefits expense of $0.4 million and $0.5 million, respectively. As a percentage of revenue, sales and marketing expenses were comparable at 3% in each of the three and six months ended December 31, 2019 and 2018. The total number of sales and marketing personnel increased 9% to 24 at December 31, 2019 from 22 at December 31, 2018.
General and administrative. Our general and administrative expenses increased 12% to $6.4 million in the three months ended December 31, 2019 from $5.7 million in the three months ended December 31, 2018. Our general and administrative expenses increased 23% to $13.7 million in the six months ended December 31, 2019 from $11.2 million in the six months ended December 31, 2018. The increase in the comparable three months was due primarily to an increase in payroll and related compensation and benefits expense of $0.6 million. The increase in the comparable six months was due primarily to increases in payroll and related compensation and benefits expense of $1.2 million and outside consulting services of $1.1 million. As a percentage of revenue, general and administrative expenses decreased to 9% in the three months ended December 31, 2019 from 11% in the three months ended December 31, 2018, and decreased to 10% in the six months ended December 31, 2019 from 12% in the six months ended December 31, 2018. The total number of general and administrative personnel increased 9% to 62 at December 31, 2019 from 57 at December 31, 2018.
Other income, net. Our other income, net increased slightly to $0.6 million in the three months ended December 31, 2019 compared to $0.5 million in the three months ended December 31, 2018. Our other income (expense), net decreased to $1.2 million in the six months ended December 31, 2019 compared to $2.1 million in the six months ended December 31, 2018. The decrease in the comparable six months was due primarily to the inclusion in the six months ended December 31, 2018 of an unrealized gain of $1.3 million recorded on non-marketable equity investments resulting from a change in accounting for such investments due to our adoption of ASU 2016-01 effective July 1, 2018.
Provision for income taxes. For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, actual tax expense or the “cutoff method” is utilized as the estimate.
Our provision for income taxes was $0.2 million in the three months ended December 31, 2019 compared to $0.1 million in the three months ended December 31, 2018, and $0.6 million in the six months ended December 31, 2019 compared to $0.8 million in the six months ended December 31, 2018. Our provision for income taxes of $0.6 million and $0.8 million in the six months ended December 31, 2019 and 2018, respectively, was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax provision rate of 4% of income from continuing operations for the six months ended December 31, 2019 was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to the application of the cutoff method to compute US taxes. Our effective tax provision rate of 9% of loss from continuing operations for the six months ended December 31, 2018 was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since the tax assets are not likely to be realized due to the lack of current and forecasted future income. Although the total income tax provision did not change for the three and six months ended December 31, 2018, taxes were allocated to discontinued operations in an amount equal to the difference between the tax originally computed on loss from operations and the tax recomputed on the amount of loss from continuing operations.
We anticipate that our foreign tax withholding obligations will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2019 and June 30, 2019, our cumulative unrecognized tax benefits were $5.0 million and $4.6 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2019 and June 30, 2019 was $0.1 million and $0.1 million that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued zero for the payment of interest and penalties at December 31, 2019 and June 30, 2019.
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
Equity in net income of equity method investee. Equity in net income of equity method investee for the three and six months ended December 31, 2019 includes our proportionate share of equity in our non-marketable inMarket equity investment.
Loss on discontinued operations.
Our loss on discontinued operations of $0.1 million in the three months ended December 31, 2019 consisted of loss on the sale of our Ads Business. Our loss on discontinued operations of $4.0 million in the six months ended December 31, 2019 consisted of income of $0.8 million from operations of our Ads Business offset by a loss of $4.9 million from the sale of our Ads Business in August 2019. Our loss from the sale of the Ads Business of $4.9 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $0.4 million comprising legal fees and third-party consulting fees associated with the inMarket Transaction.
Our loss on discontinued operations in the three and six months ended December 31, 2018 consisted of a $0.5 million loss and a $1.9 million loss, respectively, from operations of our Ads Business.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for continuing operations for each of the periods set forth below (in thousands):

	Six Months Ended December 31,
	2019	2018
Net cash provided by operating activities	$34,513	$4,959
Net cash provided by (used in) investing activities	(34,950)	4,035
Net cash provided by (used in) financing activities	3,139	(1,533)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(85)	(360)
Net increase in cash, cash equivalents and restricted cash, continuing operations	$2,617	$7,101
At December 31, 2019, we had cash, cash equivalents and short-term investments of $129.0 million, which primarily consisted of corporate bonds, asset-backed securities, U.S. treasury securities, commercial paper and municipal securities held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of December 31, 2019, our accounts receivable balance was $44.5 million, of which Ford and GM represented 44% and 32%, respectively.

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
Net cash provided by operating activities. Net cash provided by operating activities was $34.5 million and $5.0 million in the six months ended December 31, 2019 and 2018, respectively. Cash provided by or used in operating activities is affected by anticipated growth in our automotive business and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the six months ended December 31, 2019, cash provided by operating activities was primarily the result of net income of $9.1 million, adjusted for loss from discontinued operations of $4.0 million, which was more than offset by non-cash charges for stock-based compensation of $3.2 million, depreciation and amortization of $1.9 million, operating lease amortization, net of accretion, of $1.3 million and $15.8 million from changes in our operating assets and liabilities. In the six months ended December 31, 2018, cash used in operating activities was primarily the result of a net loss of $12.2 million, adjusted for loss from discontinued operations of $1.9 million, which was partially offset by non-cash charges for stock-based compensation of $3.9 million, depreciation and amortization of $2.0 million and $10.5 million from changes in our operating assets and liabilities.
Net cash provided by (used in) investing activities. Our investing activities (used) provided $(35.0) million and $4.0 million during the six months ended December 31, 2019 and 2018, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the six months ended December 31, 2019, cash used in investing activities was principally the result of purchases of short-term investments, net of proceeds from sales and maturities of $30.4 million and purchases of property and equipment of $1.1 million. In the six months ended December 31, 2018, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $4.5 million, partially offset by purchases of property and equipment of $0.4 million.
Net cash provided by (used in) financing activities. During the six months ended December 31, 2019 and 2018, our financing activities provided (used) cash of $3.1 million and $(1.5) million, respectively. In the six months ended December 31, 2019, we received cash of $8.3 million provided from the exercise of stock options, partially offset by repurchases of our common stock of $4.0 million and the utilization of $1.1 million for payment of tax withholdings related to net share settlements of RSUs. In the six months ended December 31, 2018, we utilized $1.6 million for payment of tax withholdings related to net share settlements of RSUs.
Contractual obligations, commitments and contingencies
As of December 31, 2019, we had $19.4 million of future minimum non-cancelable financial commitments primarily related to office space under operating leases and license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within five years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. During the three months ended December 31, 2019, a 10% appreciation or depreciation in overall interest rates would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in internal control over financial reporting described below.
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
In connection with the preparation of our quarterly financial statements for the three months ended December 31, 2019, we identified certain errors related to our revenue recognition for the Grab Transaction due to the complexity of evaluating the relationship of the various elements of the transaction that we had not identified timely and accounted for appropriately in our financial statements for the three months ended September 30, 2019 or the press release and related investor conference call and presentation regarding our results for the three and six months ended December 31, 2019, which we refer to as the December 2019 Control Deficiency.”  Based on these findings, our management identified a material weakness in our review controls over unusual or non-recurring and significant transactions. Specifically, we had not designed our controls properly to provide reasonable assurance that we timely identify and assess the accounting implications of terms in unusual or non-recurring agreements.  Accordingly, our CEO and CFO concluded that, at December 31, 2019, our internal control over financial reporting was not effective.
A description of our remediation plan for the December 2019 Control Deficiency is set forth below.
The December 2019 Control Deficiency and related material weakness resulted in a restatement of previously issued consolidated financial statements for the three months ended September 30, 2019 as described in our Form 10-Q/A for the three months ended September 30, 2019 filed on February 12, 2020. Notwithstanding the material weakness in our internal control over financial reporting, based on the additional analyses and procedures performed, we believe fairly present the consolidated financial statements included in this Form 10-Q, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
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
Changes in Internal Control over Financial Reporting
Other than the December 2019 Control Deficiency, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may be subject to legal proceedings and claims in the ordinary course of our business. For example, we have received, and may in the future continue to receive, claims from third parties asserting infringement of their intellectual property rights. In addition, litigation may be necessary to defend ourselves and our customers by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. From time to time, we also may be subject to claims from our third-party content providers that we owe them additional royalties and interest, which claims may result in litigation if we and the third-party content provider are unable to resolve the matter. We cannot assure you with respect to the outcome of any current or future litigation brought against us or pursuant to which we have indemnification obligations and the outcome could have a material adverse impact on our business, operating results and financial condition.
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
Large future indemnity payments and associated legal fees and expenses with respect to pending and future litigation, could materially harm our business, operating results and financial condition and create uncertainty regarding our business, any of which could also cause the price of our common stock to decline.

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
Risks related to our business
We incurred losses in each period from fiscal 2015 through our first quarter of fiscal 2020. Although we were profitable in the three months ended December 31, 2019, we may incur additional losses during fiscal 2020, and we do not know when, or if, we will return to consistent profitability as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net income was 6.4% and our net loss was 13% in the six months ended December 31, 2019 and 2018, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so, and we may be unable to generate sufficient revenue from our automobile navigation businesses to return us to profitability in the short-term, if at all.
We may incur additional net operating losses during fiscal 2020. These losses may result due to the expected continued decline in our higher margin mobile navigation revenue and the costs we expect to incur prior to generating revenue in connection with new automotive navigation products and services that will not be integrated into production vehicles for several years, if at all. The time required to develop, test and deploy products between the time we secure the award of a new contract with any automobile manufacturer or tier one, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources prior to entering into contracts with automobile manufacturers and tier ones, and will continue to contribute to these losses. We also expect to continue to experience pressure on pricing in our negotiations with automobile manufacturers and tier ones as we enter into negotiations for contract renewals or new products where we are competing with larger suppliers that are competing on price, rather than features, or for vehicles where customers are price sensitive regarding navigation solutions or where the automobile manufacturer is offering or is considering brought-in solutions such as Apple’s CarPlay or Google’s Android Auto.
Our efforts to develop new services and products and attract new customers require investments in anticipation of longer-term revenue. For example, the design cycle for automotive navigation products and services is typically 18 to 24 months, and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our current relationship with GM and Ford. In addition, the revenue we may receive at initial launch may not be significant depending on the automobile manufacturer’s or tier one’s launch timing schedule across vehicle models and regions. For example, although our hybrid product with GM launched in February 2017, it only launched in select vehicle models and we do not have any control over when and whether it launches in other GM models. In addition, GM announced in September 2019 that effective in 2021 (model year 2022), it will begin offering vehicles with Google Auto Services, or GAS, which may reduce the number of new GM models and vehicles in which our products and services are provided. Our contract with Ford covers a broad range of products and services, including navigation solutions for Ford in North America. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system, which may reduce the number of new Ford models and vehicles in which our products and services are provided. Although we recently entered into a series of agreements with Grab with respect to the intellectual property underlying our OpenTerra Platform, we cannot provide any assurance that we will be able to enter into other arrangements for our OpenStreetMap, or OSM, mapping technologies in the future.
We are required to recognize certain automotive revenue over time if there are contractual service periods or other obligations to fulfill, such as specified contractual deliverables. Certain contractual service periods or other obligations currently extend up to eight years. We intend to make additional investments in systems and continue to expand our operations to support diversification of our business, but it is likely that these efforts at diversification will not replace our declining wireless carrier revenue in the short-term, if at all. As a result of these factors, we believe we may incur a net loss during fiscal 2020, and we cannot predict when, or if, we will return to consistent profitability. Our investments and expenditures may not result in the growth that we anticipate.

Our quarterly revenue and operating results have fluctuated in the past and may fluctuate in the future due to a number of factors. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance and period-to-period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•
GM’s decision, announced on September 5, 2019, and perhaps similar decisions of other automobile manufacturers and partners, to utilize third-party offerings, such as provided by GAS, in future model years;

•
competitive in-car platforms and products, such as Apple’s CarPlay and Google’s auto initiatives, which are currently offered in North America on Ford vehicles equipped with its SYNC 3 platform and most GM models;

•
our ability to define and implement effective review controls over unusual or non-recurring and significant transactions, and timely identify and assess the accounting implications of terms in such unusual or non-recurring agreements;

•	the decision by Toyota to expand Apple’s CarPlay compatibility to certain of its 2019 model year and beyond Toyota and Lexus vehicles;

•	Ford’s announced intentions to modify its North America and European passenger car portfolio whereby it has begun phasing out certain car models;

•	GM’s announced intentions to end production of certain passenger vehicles in North America;

•
work stoppages affecting our automobile manufacturer customers and their partners, such as the labor stoppage announced by GM workers in September 2019, which reduced our revenue during the stoppage period and for some time thereafter;

•
the seasonality and unpredictability of new vehicle production, including tooling and assembly changes and plant shutdowns, such as the impact to production of certain Ford pickup truck models in U.S. factories due to a May 2018 fire at a supplier plant;

•	the potential disruption as a result of the departure of the United Kingdom on January 31, 2020 from the European Union on automotive supply chains and potential plant closures in the United Kingdom;

•
changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the adoption of our map update solution for Ford’s customers in multiple geographies and its impact on the timing of our revenue recognition;

•	competitive pressures on automotive navigation pricing from low cost suppliers and for vehicles where consumers are extremely price sensitive;

•	the introduction and success of in-car integration, such as Google's in-car integration of Android Auto with Google Maps;

•	investments by HERE North America, LLC, or HERE, and TomTom North America, Inc., or TomTom, in high definition maps that may be leveraged to displace our products and services in new vehicle models;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases, particularly outside of the United States;

•	an outbreak of a contagious disease, such as coronavirus, which may cause us or our customers to temporarily suspend our or their operations in the affected city or country, including China;

•	the impact of tariffs and other trade negotiations on vehicle sales prices and supply chains;

•	the impact on vehicle sales resulting from tariffs on imported vehicles and parts and disruption to automobile manufacturer supply chains resulting therefrom;

•	the effectiveness of our entry into new business areas;

•	the loss of our relationship, a change in our revenue model, a change in pricing, or a reduction in geographic scope with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automobile manufacturers and tier ones;

•	the sale of vehicle brands by automobile manufacturers to an automobile manufacturer with which we do not have an existing relationship;

•	the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;

•	the inability of our automobile manufacturer customers to attract new vehicle buyers and new subscribers for connected services;

•	the timing of customized software development and other deliverables such as map updates;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development, acquisition or divestiture of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors and customer reviews of those products or services;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Fluctuations in our quarterly operating results might lead analysts and investors to change their models for valuing our common stock. As a result, our stock price could decline significantly and we could face costly securities class action lawsuits or other unanticipated issues.
We are dependent on Ford and GM for a substantial portion of our billings and revenue, and our business, financial condition and results of operations will be harmed if our billings and revenue from Ford and GM do not continue to grow or if they decline.
Ford represented approximately 45% and 66% of our revenue and approximately 42% and 61% of our billings in the six months ended December 31, 2019 and 2018, respectively. GM represented approximately 28% and 18% of our revenue and approximately 28% and 20% of our billings in the six months ended December 31, 2019 and 2018, respectively. During the second quarter of fiscal 2020, we experienced a decline in billings to Ford and a decline in billings to GM due to GM’s work stoppage. Despite the decrease in Ford’s and GM’s billings, we expect that Ford, GM, other automobile manufacturers and tier ones will account, at least in the near-term, for an increasing percentage of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. However, our total revenue and billings could potentially decline if Ford or GM increases the cost to consumers of our navigation products, reduces the number of vehicles or the geographies in which vehicles with our products as an option are sold, if their sales of vehicles fall below forecast, or if they determine to offer on their vehicles third-party platforms or solutions in place of ours. For example, GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022, which may reduce the number of new GM models and vehicles in which our products and services are provided. Garmin announced on January 7, 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system, which may reduce the number of new Ford models and vehicles in which our products and services are provided. Work stoppages, such as GM announced in September 2019, global macro-economic conditions or other factors could also cause automobile manufacturer and tier ones to reduce their production of vehicles in which our products and services are incorporated and our revenues, as a result. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze is available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America and its announcement regarding GAS commencing in model year 2022 may result in a larger proportion of GM vehicles being sold without our products and services. We may not successfully increase our revenue and billings from Ford or GM if our products are replaced within vehicles with our competitors’ products or we experience price competition for those products and services. Moreover, Ford and GM have announced their intention to modify their North American passenger car portfolio strategies and have begun phasing out certain car models, and they recently indicated that they are also considering changes in their respective European portfolio strategies. This could lead to a significant reduction in the sales of vehicles with our products as an option. We may not be able to mitigate the effect of any lost billings and revenue and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On March 28, 2018, we entered into an amendment to our contract with Ford that extends the term of the agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next generation navigation solution in North America, subject to certain conditions. The terms of this next generation navigation solution were embodied in an amendment executed in December 2018, and this amendment extended the term of the agreement to December 31, 2022 for North America production; provided that Ford may extend the term further subject to certain conditions. We were not awarded the contracts for Europe, South America and Australia and New Zealand and Garmin recently announced in 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The loss of any contracts awarded, or our failure to be awarded contracts for certain geographies, may adversely impact our business, financial condition and results of operations.
We cannot predict the impact on our revenue, billings, and gross profit of any changes between the automobile manufacturers and the map or other content providers. For example, a substantial portion of our revenue and billings and, to a lesser extent, gross profit from Ford is impacted by the underlying licensed content cost negotiated through HERE and other content providers.
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
We have limited experience managing, supporting and retaining automobile manufacturers and tier ones as customers, and if we are not able to maintain Ford and GM as customers our revenue will decline, perhaps significantly.
If we fail to comply with our automobile manufacturer and tier one contracts, our business, financial condition and results of operations could suffer.
Our contracts with our automobile manufacturer and tier one customers include increasingly specialized, complex and strict performance requirements. We have experienced and may continue to experience increased challenges in achieving certain milestones under our contracts with our automobile manufacturer and tier one customers, such as Ford and GM, our largest OEM customers, as well as other tier one customers, and may not be able to demonstrate those milestones on a timely basis or otherwise as required under our agreements. This could cause our automobile manufacturers, such as Ford and GM, and other tier one customers to reduce their level of business with us or to utilize third-party platforms or solutions in place of ours in future model; years. In particular, our agreement with Ford requires that we become certified under a set of technical standards for the computer software development process in the automobile industry. We do not currently have any such certification, and we may not be able to obtain it in a timely manner, if at all, for our software to be included in Ford’s model year 2021 vehicles. In addition, our automobile manufacturer and tier one customers regularly evaluate our capabilities against those of our competitors and may even engage one or more of our competitors as a dual source supplier. Any failure by us to timely perform under our automobile manufacturer and tier one contracts could at any time result in the termination of those contracts, the awarding of work to one or more of our competitors, or other adverse actions. Further, any negative publicity related to our automobile manufacturer or tier one contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If one of our automobile manufacturer or tier one contracts is terminated, or if our ability to compete for new contracts is adversely affected, our business, reputation, financial condition and results of operations could suffer.
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
Demonstrating growth in the Chinese market is an important component of our global growth strategy. While we have significant research and development facilities in China, we have a limited business presence and, so far, have not been successful in expanding our initial automotive entry in the Chinese market. The automotive software market in China is highly competitive. This competition comes from large international automotive software providers as well as strong domestic providers. The Chinese navigation software market is seeing transition towards new business models by third-party navigation product vendors, such as substantially lower per-unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage-based insurance and utilizing data to create high-definition maps. Global platform navigation products tend to fare poorly in China. For example, our revenue from Ford China declined materially in fiscal 2018 and 2019 and the first half of fiscal 2020, and we expect it to continue to decline in the absence of a new, localized product. We may need to change or modify our license fee model in China in order to compete effectively. Our inability to do so may have a material impact on our ability to continue to participate in the Chinese market. Even if we adopt new license fee models for China based automobile manufacturers, we may not recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes, could also impact us in additional markets including, but not limited to, North America and Europe.
We may not be successful in generating material revenue from automobile manufacturers and tier ones other than Ford and GM. As a result, our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive revenue.
Although we have attempted to mitigate our dependence on Ford and GM by establishing relationships with other automobile manufacturers and tier ones, these relationships may not produce significant revenue if the products are launched in limited models or face competition from third parties. Even if we are able to diversify our automotive navigation business through new relationships, customers may not elect to purchase automobile manufacturer and tier one navigation offerings that include our software and/or services for reasons unrelated to performance of our software or services. Even if we win new awards, once those programs go into production, consumers may not widely adopt our navigation offerings or may criticize the performance or quality of the navigation software and our reputation may be harmed. If customer purchase rates are less than anticipated, or if our relationships with one or more of these other automobile manufacturers and tier ones are terminated or not renewed or extended, we may be unable to effectively diversify our automotive navigation revenue and our business, financial condition and results of operations may be harmed.
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

We have a partnership with Toyota for Toyota and Lexus vehicles and a separate partnership with Xevo for another navigation solution for Toyota and Lexus vehicles. While we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019 and fiscal 2020, we expect Toyota to limit or reduce the number of models or vehicles on which Scout GPS Link is offered by Toyota and Lexus, beginning in model year 2021, due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. In addition, during the fourth quarter of 2019, we entered into an amended agreement with Xevo, under which we received a one-time $17.0 million cash pre-payment in exchange for removing a contractual minimum unit commitment that otherwise would have resulted in a payment to us in 2027. We recorded the receivable as deferred revenue in the fourth quarter of fiscal 2019 and we are recognizing it as revenue over future periods. We currently expect that our contract with Xevo relating to the implementation of our solutions in Toyota and Lexus vehicles will remain in place through 2026. We cannot assure you that we will receive significant revenue from the solutions for Toyota in the long-term. While we continue to invest in our existing and new relationships with automobile manufacturers, if our products do not meet the consumer’s expectations, automobile manufacturer customers may not continue to offer our solutions.
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
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and tier ones. For automobile manufacturers with whom we have established relationships, such as Ford and GM, our success depends on continued production and sale of new vehicles offered with, and adoption by end users of, our products when our product is not a standard feature. Our on-board and hybrid solutions may not satisfy automobile manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and tier ones do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and tier ones may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay due to forces outside of our control, such as natural disasters, public health emergencies, such as the corona viruses affecting parts of China, parts shortages and work stoppages, as well as general economic conditions. For example, in September and October 2019, GM ceased production in the United States due to a work stoppage.

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
We have implemented a new enterprise resource planning system. If this new system proves ineffective, we may be unable to timely or accurately prepare financial reports, or invoice and collect from our customers.
We have substantially completed the transition to our new enterprise resource planning, or ERP, system for North America as of the beginning of the third quarter of fiscal 2020.  This system is critical for accurately maintaining books and records and preparing our consolidated financial statements.  While we have invested significant amounts, including for additional personnel and third-party consultants, to implement this system, we cannot be assured that we will not experience difficulties following the transition. Any errors in our new ERP system could adversely affect our operations, including our ability to accurately report our financial results in a timely manner, file our quarterly or annual reports with the Securities and Exchange Commission, or SEC, and invoice and collect from our customers, each of which may harm our operations and reduce investor confidence. Data integrity problems or other issues may be discovered even though the transition is complete which, if not corrected, could impact our business, reputation, reporting, disclosures or results of operations. If we encounter unforeseen difficulties with our new ERP system, there will be additional demands on our management team and our business, operations, and results of operations could be adversely affected.
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
The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. For example, in 2018, the Office of the U.S. Trade Representative, or the USTR, enacted new tariffs on imports into the United States from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China and China has also imposed tariffs on imports into China from the United States. The countries entered into the first portion of a trade deal but continue to negotiate other provisions. If additional tariffs or other restrictions are placed on Chinese imports or any additional counter-measures are taken by China, our revenue and results of operations may be materially harmed. Furthermore, the Unites

States continues to threaten placing tariffs and other restrictions on automobile manufactures and tier ones located in the European Union, or EU, and current or future such tariffs or restrictions imposed by the United States may negatively impact the automobile manufacturers to which we provide our automotive navigation products and services, thereby causing an indirect negative impact on our own sales. Any reduction in the sales of our customers and business partners, and/or any apprehension among our customers and business partners of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and could cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China, the EU and elsewhere around the world. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.
Our operations in certain emerging markets expose us to political, economic and regulatory risks.
Our growth strategy depends in part on our ability to expand our operations in emerging markets, including Asia Pacific, the Middle East and Africa, and Latin America. However, some emerging markets have greater political, economic and currency volatility, and greater vulnerability to infrastructure and labor disruptions than more-established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the U.S. Foreign Corrupt Practices Act, or the FCPA, the United Kingdom’s, or U.K.’s, Bribery Act, or other local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.
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
Any actions and policies taken or adopted by the government of China, particularly with regard to our intellectual property, products and legal rights, could have an adverse effect on our business, results of operations and financial condition. For example, development in China or by entities supported by the China government of competing products or technologies using our intellectual property could significantly erode the market or pricing for our products. In addition, actions or policies to incorporate technical capabilities into our products, without our knowledge or permission or the appearance or threat of the same, could undermine product or data security features of our products. Whether any such actions or policies actually exist, or have been effected, the fact of a significant research and development presence in China could expose our products and data and security offerings to government or market scrutiny regarding the integrity of our product or data security features. Any of the foregoing could similarly discourage the purchase or use of our products and cause significant harm to our reputation in the market.
Our operations in China may also be impacted by the recent outbreak of a strain of the corona virus, which has resulted in the limitation of flights in and out of China, quarantines and supply chain disruptions. Our employees and our operations have been disrupted by the effects of the corona virus and the governmental response, which could have a negative impact on our ability to meet schedules for delivery of our products and services to customers. Our customers and potential customers in China have also significantly reduced their operations and delayed engagements with us. Any disruptions, including these, resulting from the corona virus outbreak could have a negative impact on our financial condition, results of operations and customer relationships.

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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft also provides a free voice-guided turn-by-turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple’s CarPlay or Google’s auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase on-board navigation solutions. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America. GM announced on September 5, 2019 that it intends to utilize GAS solutions on certain models beginning with GM’s model year 2022. Garmin announced on January 7, 2020 a relationship with Ford to integrates Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. In addition, while we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019 and fiscal 2020, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We may not successfully increase our revenue from Ford, GM or Toyota, and our revenue could decrease, if our products are replaced within vehicles by Ford, GM or Toyota with our competitors’ products or due to price competition from third parties.
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
In the future, we may make acquisitions to improve our navigation and services offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. Investments and mergers and acquisitions are inherently risky. We do not have experience identifying, executing or integrating such investments or acquisitions and any investments we make or mergers and acquisitions we complete may not be successful, may fail to demonstrate a return or fail to advance our product offerings or overall strategy. Future investments or mergers and acquisitions we may pursue would involve, numerous risks, including the following:

•	our ability to realize synergies expected to result from an acquisition or strategic investment;

•	difficulties in integrating and managing the operations, technologies and products of the companies we acquire, that are geographically remote from our existing operations;

•	the potential disruption to our ongoing business;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the reputations of the companies we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and customers of the companies we acquire;

•	insufficient revenue to offset our increased expenses associated with acquisitions;

•	our responsibility for the liabilities of the businesses we acquire, including unknown liabilities those which we may not anticipate; and

•	our inability to maintain internal standards, controls, procedures and policies.
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

We performed that annual goodwill impairment test as of April 1, 2019, and we determined that no impairment was indicated. Subsequent to the completion of our annual assessment, in May 2019 we entered into substantive discussions with inMarket regarding the sale of certain assets and the assumption of certain liabilities associated with the Ads Business in exchange for an equity interest in inMarket. In June 2019, we considered it more likely than not that a sale would occur, and we concluded that this represented a triggering event that required an interim goodwill impairment assessment. Accordingly, in June 2019, we performed an interim goodwill impairment test for our advertising business segment. In assessing its fair value, we made assumptions regarding our estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, among other factors. Based on the results of this interim goodwill impairment test, the carrying value of our advertising business segment exceeded its estimated fair value and, accordingly, in fiscal 2019 we recognized a $2.6 million impairment of the goodwill associated with our advertising business segment.
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
We maintain limited insurance against accident-related risks involving our products. However, we cannot assure you that this insurance would be sufficient to cover the cost of damages to others or will continue to be available at commercially reasonable rates. In addition, our errors and omissions insurance policy excludes coverage for certain consumer protection regulatory claims, including any future claims brought under the Telephone Consumer Protection Act. We may also be named as a defendant in litigation by consumers individually or on behalf of a class if their handsets or automobiles suffer problems from software downloads from our customers. If we are unable to obtain indemnification from our customers for any damages or legal fees we may incur in connection with such complaints, our financial position may be adversely impacted. In addition, insurance coverage generally will not cover awards of punitive damages and may not cover the cost of associated legal fees and defense costs. If we are unable to maintain sufficient insurance to cover product liability or regulatory liability costs, or if we experience losses not covered by our insurance, our business, financial condition and results of operations could be adversely affected.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by defective software and other losses.
Our agreements with our customers include indemnification provisions. We agree to indemnify them for losses suffered or incurred in connection with our navigation services or products, including as a result of intellectual property infringement, damages caused by defects, viruses, worms and other malicious software in our services or products. The term of these indemnity provisions is generally perpetual, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally substantial and may be unlimited. In addition, some of these agreements permit our indemnitees to terminate their agreements with us if they determine that the use of our navigation services or products infringes third-party intellectual property rights.
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
We may in the future agree to defend and indemnify our customers in connection with the pending notifications or future demands, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe that our services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, which may lead to disputes with our customers and may negatively impact our relationships with them or result in litigation against us. Our customers may also claim that our rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. Certain customers may terminate their agreements with us in the event an infringement claim is made against us and they reasonably determine that there is a possibility our technology or services infringed upon a third party’s rights. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted or if any of our customer agreements is terminated, our business, operating results and financial condition could be materially adversely affected.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and short-term investment portfolio as of December 31, 2019 consisted of corporate bonds, asset-backed securities, U.S. treasury securities, municipal securities, U.S. agency securities, commercial paper and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 31, 2019, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
Our effective tax rate may fluctuate, which could increase our anticipated income tax expense or reduce our anticipated income tax benefit in the future.
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
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to operating losses in previous years, we continue to maintain a full valuation allowance on deferred tax assets in the United States. Due to operating losses in previous years and expected losses in future years in the United Kingdom, we continue to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. In the event we cannot realize the value of our deferred tax assets in Germany based upon our ability to generate future income in Germany, our effective tax rate will be negatively impacted.
Our transaction with Grab involved application of complex accounting principles and our assessment and recognition of associated revenue could be revised before we complete our annual audit for fiscal 2020 and we are required to revalue the Grab shares every quarter, which could impact our financial statements.
Our transaction with Grab involved the application of complex accounting principles and our assessment and recognition of associated revenue will be subject to review until we complete our annual audit for fiscal 2020.
In determining revenue the Company would recognize in connection with the Grab Transaction, we allocated consideration, which included cash and equity, between products and services, as well as the identified assets, which allocation we determined subject to ASC 606. Subsequent to the issuance of our press release, investor letter and commentary on February 6, 2020, we reassessed whether the methodology we used to determine and allocate consideration in order to determine revenue associated with the Grab Transaction faithfully depicted the portion of the consideration we would be entitled to when satisfying each obligation and, specifically, the revenue we would recognize in exchange for the rights transferred under the perpetual license as compared to the incremental rights transferred upon the asset purchase.  As a result of this reassessment, we determined the stand-alone selling price for the rights transferred to Grab upon purchase should reflect what we would sell such incremental rights for separately in similar circumstances and to similar customers.  This resulted in a correction of the revenue we recognized under the Grab Transaction for the three months ended September 30, 2019 and revision of the revenue we would recognize for the three and six months ended December 31, 2019, as well as an adjustment to the net income we provided in our outlook for the three months ending March 31, 2020.
In addition, we received under the Grab Transaction consideration which included nonmarketable ordinary shares of Grab Holdings, Inc. Because there is no public trading market for Grab ordinary shares and because Grab does not prepare its financial statements in accordance with GAAP or file its financial statements with the SEC or another securities regulatory body, we relied on limited information to assess the fair market value of Grab’s ordinary shares. To determine the fair market value of the Grab ordinary shares we received, we used all reasonably available information we received from Grab regarding the assessment of its board of directors of the fair market value of those ordinary shares, which includes, among other things, a limited number of arms’ length transactions for the ordinary shares and a review of recent financial statements provided by Grab. In addition, for the Grab shares we received, we are required quarterly to adjust to fair value for observable transactions for identical or similar shares of Grab and review for impairment, which may impact our financial statements.
If we receive additional information that changes our recognition of revenue prior to the completion of our annual audit for fiscal 2020 or we determine that there is a change in the fair market value of the Grab ordinary shares, we may be required to further consider and, where necessary, restate certain of our interim financial statements for prior periods or prospectively adjust revenue recognized to reflect the changes, as well as reflecting revised values for the Grab ordinary shares on our balance sheets. in prior periods to reflect a change in the estimated value of the equity consideration received.  This could cause our investors to lose confidence in our company and management.  This could cause our stock price to drop, perhaps considerably, and expose us to costly and time-consuming securities litigation.

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
Our provisioning and reporting system that authenticates end users and tracks the number of end users and their use of our services is a proprietary and customized system that we developed internally. Although we believe that the flexibility of this service to integrate tightly with automobile manufacturers’ reporting and provisioning systems gives us a competitive advantage, we might lose revenue and the ability to manage our business effectively if the system were to experience material failures or be unable to scale as our business grows. In addition, we may not be able to report our financial results on a timely basis if our customers question the accuracy of our records or we experience significant discrepancies between the data generated by our provisioning and reporting systems and data generated by their systems, or if our systems fail or we are unable to report timely and accurate information to our third-party data providers. The inability to timely report our financial results would impair the quality of our financial reporting and could result in a significant decline in and the delisting of our common stock.
We rely on third-party data and content to provide our services, and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide our services would be harmed.
We rely on third-party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third-party data and content increases substantially. Although we have integrated OSM data into our products, we may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps. We introduced mobile phone-based navigation with OSM and launched our first brought-in automotive navigation service with OSM in 2015. In addition, our entry into the Grab Transaction, which includes, among other things, the transition of certain OSM-related assets and our performance of certain OSM development services for Grab during fiscal 2020 and Grab’s hiring of certain of our employees focused on OSM development activities, may limit the amount of OSM development work that is completed for internal purposes during fiscal 2020. As a result, we may not have sufficient data for automobile manufacturers and tier ones to feel comfortable electing to use OSM in the products and services we provide them.
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third-party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. The termination dates of our licenses to data from TomTom utilized in our mobile and automotive products generally approximate the respective termination dates of our obligations to provide map data to the applicable wireless carriers and automobile manufacturers. Our master data license agreement with HERE was automatically renewed under its existing terms through January 31, 2020, and automatically renews for successive one-year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. However, individual territory licenses with distinct term, termination and renewal provisions further govern the license of map data to fully support individual programs and products for our automobile manufacturers and tier ones.
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
We use hosted services provided by Amazon Web Services, or AWS, and wireless carrier networks to deliver our navigation and advertising platform services. Our operations rely to a significant degree on the efficient and uninterrupted operation of these third-party data centers. In the event that AWS or wireless carrier networks experience a disruption in services or a natural disaster, our ability to continue providing our services would be compromised. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete the negotiation for and scale of additional hosting services, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure third-party hosting services with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new automobile manufacturers and tier ones, increases in the number of our end users or increases in data traffic.
AWS hosting services are potentially vulnerable to damage or interruption from a variety of sources, including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. We do not have a comprehensive business continuity plan, and there can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we were to experience damage or interruptions to AWS hosting services our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.
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
The market for location services is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life cycles. To keep pace with technological developments, satisfy increasing customer requirements and achieve product acceptance, our future success depends upon our ability to enhance our current navigation services platform and to continue to develop and introduce new navigation services and other location-based product offerings and enhanced performance features and functionality on a timely basis and at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling services and products in a timely manner, or at all, in response to changing market conditions, technologies or consumer expectations could have a material adverse effect on our operating results or could result in our services becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering team and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our services platform with evolving industry standards and protocols and competitive network operating environments.
The U.K.’s decision to leave the EU will have uncertain effects and could adversely affect us.
On January 31, 2020, the U.K. left the EU, which is commonly referred to as the “Brexit.”
The effects of Brexit will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of post-Brexit trade agreements between the UK and the EU and UK and the United States are being negotiated and such uncertainties could impair or limit our ability to transact business in the UK.
Further, post-Brexit trade uncertainty could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market and fiscal conditions in the U.K. and the EU and to changes in any of these conditions. Depending on the terms reached regarding Brexit, it is possible that there may be adverse practical and/or operational implications on our business and that of our automobile manufacturer customers, whose supply chains and manufacturing and sales operations may be disrupted.
A significant amount of the regulatory regime that currently applies to us in the U.K. is derived from EU directives and regulations. For so long as the U.K. remains a member of the EU, those sources of legislation will (unless otherwise repealed or amended) remain in effect. However, Brexit may change the legal and regulatory framework within the U.K. where we operate and is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Consequently, no assurance can be given as to the impact of Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
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
Our future success also depends on our ability to attract, retain and motivate highly skilled personnel in the United States and internationally. All of our U.S. employees work for us on an at will basis. Competition for highly skilled personnel is intense, particularly in the software industry and for persons with experience with GPS, auto navigation, data analytics and location services. The high degree of competition for personnel we experience has resulted in and may also continue to result in the incurrence of significantly higher compensation costs to attract, hire and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors, their former employers may attempt to assert that these employees or we have breached the former employees’ legal obligations to the former employer, resulting in a diversion of our time and resources. In addition, existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. Our inability to attract and retain the necessary personnel could adversely affect our business and future growth prospects.
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
We have received, and may in the future receive, claims from third parties alleging infringement and other related claims. Current and future litigation may make it necessary to defend ourselves and our customers and other business partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, non-practicing patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, our wireless carrier customers or our other business partners. These companies typically have little or no product revenue and, therefore, our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:

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
There have been reports of vehicles of certain automobile manufacturers being “hacked” to grant access to and operation of the vehicles to unauthorized persons and would-be thieves. Modern vehicles are technologically advanced machines requiring the interoperation of numerous complex and evolving hardware and software systems, including the navigation system, and with respect to vehicles with autonomous driving features, control of the vehicle. We have agreed with some of our automobile manufacturer and tier one customers to adopt certain security procedures and we may be subject to claims or our contracts with those automobile manufacturers and tier ones may be terminated if we do not comply with our covenants or if our products are the source of access to the systems in their vehicles by intruders.

Although we have designed, implemented and tested security measures to prevent unauthorized access to our products when installed in vehicles, our information technology networks and communications with vehicles in which our products are installed may be vulnerable to interception, manipulation, damage, disruptions or shutdowns due to attacks by hackers or breaches due to errors by personnel who have access to our networks and systems. Any such security incidents could result in unexpected control of or changes to the vehicles’ functionality and safe operation and our products’ user interface and performance characteristics. Hackers may also use similar means to gain access to data stored in or generated by the vehicle, such as its current geographical position, previous and stored destination address history and web browser “favorites.” Any such unauthorized control of vehicles or access to or loss of information could result in legal claims or proceedings and negative publicity, which would negatively affect our brand and harm our business, prospects, financial condition and operating results.
Our business is subject to online security risks, including potential security and privacy incidents.
Our business involves the collection, storage, processing and transmission of information about our users, including users’ locations and routes. Additionally, our apps transmit information to users’ personal devices, which creates opportunities for hackers to exploit vulnerabilities in our apps. An increasing number of organizations, including large online and offline merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. While we invest significant resources to evaluate and improve our security, we have been subject to such attacks in the past, although they have not, to our knowledge, resulted in a breach of security involving unauthorized acquisition of users’ personal information. A breach of security or privacy could have negative consequences for our reputation, which could result in users discontinuing or reducing their use of our products and our automotive customers terminating their agreements with us, and could have significant out-of-pocket financial impact, which could harm our business. Similarly, a breach of security or privacy in vehicles in which our navigation products are installed could result in a reduction in adoption of our navigation products.
The techniques used to obtain unauthorized, improper or illegal access, disable or degrade service, or sabotage systems or access our data change frequently, may be difficult to detect quickly, and often are not recognized until launched against a target. Certain efforts may be state-sponsored and supported by significant financial and technological resources and may therefore be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties also may attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our, our customers’ or our employees’ personal or proprietary information, cause interruption in our operations and damage our computers and systems or those of our customers. In addition, our customers have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, GPS data or other personal information or to introduce viruses or other malware, including through “trojan horse” programs, to our users’ phones and vehicles. Also, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our systems. Any security or privacy incident at a company providing services to us or our tier one customers, or integrated with our products and services, could have similar effects. We may also need to expend significant additional resources to protect against security or privacy incidents or to redress problems caused by such incidents. Our ability to anticipate and respond to these issues is likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security incidents, and we may not be able to collect fully, if at all, under these insurance policies.
Vulnerabilities in our products and services have been publicly disclosed before, and if we are unable to adequately detect and address vulnerabilities in our products and services, it may result in harm to our business.
As with any application, our products may contain known and unknown vulnerabilities, coding errors, design flaws, or other issues that could allow an attacker to maliciously exploit our software. Vulnerabilities in our software and applications have been publicly exposed in the past, although they have not, to our knowledge, resulted in the disclosure of user information or been maliciously exploited. While we are investing significantly to evaluate and improve our security on the vulnerabilities we have identified, addressing vulnerabilities in our software is an ongoing process. Malicious exploitation of our products could result in the introduction of malicious software onto our users’ devices, the theft of confidential or private information, damage to users’ devices, and harm to our reputation, among other issues. Successful exploitation of a vulnerability in our software may subject us to numerous lawsuits or regulatory inquiries. Additionally, the disclosure of any vulnerability may result in a loss of confidence in us or our products, the cancellation of contracts with certain of our automotive tier one customers, discontinued use of our products, and harm to our business and reputation. These events could have significant out-of-pocket financial impact for us.

Changes in government regulation of the wireless communications, automobile and in car commerce industries may adversely affect our business.
It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, further regulate the automobile industry or impair the ability to conduct in car commerce, including laws and regulations regarding lawful interception of personal data, hands free use of mobile phones or navigation services within autos, autonomous driving or the control of such use, privacy, export control, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of the industries in which our products and services are used will increase and that we will be required to devote legal and other resources to address this regulation. In addition, governments have recently begun to consider and adopt laws regarding vehicles using advanced driver assistance systems, or ADAS, and autonomous and semi-autonomous driving capabilities and those laws may curtail or preclude using the services our products provide. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters and violations of these complex and dynamic laws, rules and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.
Numerous provincial, state, national and international laws and regulations apply to our collection, use, retention, protection, disclosure, transfer and other processing of data, including personal data. These laws and regulations are evolving rapidly and imposing increasingly varied requirements across the jurisdictions in which we do business. For example, the European Union’s, or EU, General Data Protection Regulation, or GDPR, took effect in May 2018. The GDPR replaced Directive 95/46/EC of 1995 and is directly applicable in EU member states. Among other things, the GDPR regulates data controllers and processors outside of the EU whose processing activities relate to the offering of goods or services to, or monitoring the behavior within the EU of, EU data subjects. Efforts to comply with the GDPR has caused us to incur substantial operational costs and required us to change our business practices or service offerings, and we believe will continue to do so. Despite our efforts to bring practices into compliance with the GDPR, we cannot guarantee that we are fully compliant or will be able to demonstrate compliance as of a future date if required to do so. In addition, because the GDPR is new, it may be subject to new or changing interpretations by courts, and our interpretation of the law and efforts to comply with the rules and regulations of the law may be ruled invalid. The GDPR imposes significant penalties of up to the greater of 4% of worldwide turnover and €20 million for violations of the GDPR. Similarly, in June 2018, California enacted the California Consumer Privacy Act of 2018, or the CCPA, which became effective in January 2020. The CCPA, among other things, requires covered companies to provide new disclosures to California consumers and afford such consumers new rights to opt-out of our collection, retention and certain sales of personal information. The CCPA creates a private right of action for statutory damages for certain breaches of information. In addition, from time to time the Office of the California Attorney General will promulgate proposed regulations and, following a public comment period, will issue final regulations to establish procedures to facilitate these new rights and as necessary to further the purposes of the CCPA.  The proposed regulations were published in October 2019 and the deadline for the California Attorney General to release final regulations is July 1, 2020. As such, and as additional amendments to the CCPA could be introduced during California’s next legislative session, it remains unclear what procedures will be required to comply with the CCPA or how the CCPA and final regulations will be interpreted and enforced. In addition, other states have enacted or proposed legislation that regulates the collection, use, and sale of personal information, and such laws and regulations might not be compatible with either the GDPR or the CCPA. We cannot yet predict the impact of the CCPA or impending legislation on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. If we fail to implement practices and procedures deemed necessary by regulators or consumers or to comply with the GDPR, CCPA or other applicable laws and regulations, we may be subject to fines, penalties, litigation, and reputational harm and our business may be seriously harmed. In addition, various government and consumer agencies and public advocacy groups have called for new regulation and changes in industry practices, including some directed at the mobile and advertising industries in particular. It is possible that new laws, regulations, standards, recommendations, best practices or requirements will be adopted that would affect our business, particularly with regard to location-based services and communication with consumers via mobile devices. To the extent that we or our clients are subject to new laws or recommendations or choose to adopt new standards, recommendations, or other requirements, we may have greater compliance burdens. If we are perceived as not operating in accordance with industry best practices or any such guidelines or codes with regard to privacy or data protection, our reputation may suffer, and we could lose relationships with developer partners as well as our automobile manufacturers and tier ones.
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

•
Increased Risk of Legal, Financial, or Reputational Harm in Cases of Actual or Perceived Noncompliance (whether by us, our business partners, customers, or end users). In cases of our potential noncompliance with any of these privacy and data protection laws and regulations, regulatory trends suggest the risk of heightened enforcement and more significant fines, including monetary penalties, for example, under the GDPR, which went into effect May 25, 2018 and, among other things, authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some types of violations. In other cases, new laws may authorize a private right of action and/or a statutory framework for damages that are likely to increase the risk and costs of litigation, in particular, in the case of certain security incidents involving personal information, such as under the recently enacted CCPA. Additional litigation risks may arise due to contractual obligations with our customers and business partners.

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

•
Reduced Return on Investments in Some Strategic Partnerships and Product and Service Development Efforts. As legal requirements and interpretations change, are called into question, or increase in variability across jurisdictions, some of our assumptions leading to investments in strategic partnerships and product and service development may be challenged. This may reduce the return on some of our investments in products, services, and partnerships in key markets. Our ability to operate or expand our business may be inhibited if we must implement increased or higher-cost security measures, establish alternate business processes or infrastructure, or are prohibited from capitalizing on cost-saving efficiencies related to the automated processing of data previously not anticipated to be subject to such requirements. For example, evolving and increasingly varied legal definitions of personal information and personal data in the United States, EU and elsewhere may affect our legal treatment of IP addresses, MAC addresses, machine identification, location, tracking and routing data, data analytics, ability to conduct in-car commerce and other information as well as the extent to which we can lawfully apply machine learning and artificial intelligence to those data sets for certain purposes and in certain jurisdictions. Some countries’ data localization laws may require us to establish additional infrastructure or engage service providers in those jurisdictions, increasing the cost and complexity of our business operations and potentially limiting sales of our products in those jurisdictions. While we do not anticipate the same rapid evolution and proliferation of data localization laws as with privacy and data protection laws and regulations, we continue to monitor overall legal developments in this area for impact on our current products and services, as well as those in development. We also note that our introduction of new data platforms, applications and services or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For instance, participation in certain funding programs may subject us to additional privacy and data use restrictions under U.S. federal, state, and local laws and regulations relating to the processing of data relating to students or children. Risks remain that new or expanded products and services may be commercially infeasible in some markets in light of actual or potential compliance costs under current or developing legal requirements in this area.
Certain of our products are subject to U.S. export controls; where we fail to comply with these laws, we could suffer monetary or other penalties.
Certain of our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, we may export outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require us to file an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We also are restricted from exporting products to certain government and state-owned enterprises. We take precautions to prevent our products and services from being exported in violation of these laws and, in many instances, we rely on our partners to assure compliance when selling, distributing and/or using our products outside the United States. In certain instances, we may have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. Additionally, even though we take precautions to ensure that our partners comply with all relevant regulations, any failure by our partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties and interruptions in our ability to distribute and sell our products. In addition, in connection with the recent changes resulting from 2018 U.S. legislation expanding the scope and authority of the Committee on Foreign Investment in the United States, or CFIUS, the U.S. Commerce Department’s Bureau of Industry and Security recently released for comment new export control classifications for artificial intelligence driven geospatial imagery analysis, which may be used in navigation software. Software meeting this new classification is likely to be classified as a critical technology and export of it from the United States may be limited. Because rulemaking under the new CFIUS law is not completed, there is a risk that the types of navigation software and technologies that we provide to our customers may be affected.
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
We collect, store and transmit a large volume of information from or about end users or their devices in the course of providing our products and services. This information is increasingly subject to legislation and regulations, such as the GDPR and CCPA, in numerous jurisdictions around the world. This government regulation is typically intended to protect the privacy and security of personal or sensitive information about its residents or that is collected, stored and transmitted in or from the relevant jurisdiction.
Domestic or international legislation or regulations, such as GDPR and CCPA, may expand to require changes in our business practices or if governing authorities interpret or implement their legislation or regulations in ways that negatively affect our business. For example, the USA PATRIOT Act provides certain rights to U.S. law enforcement authorities to obtain personal information in the control of U.S. persons and entities without notifying the affected individuals. If we are required to allocate significant resources to modify the delivery of our services to enable enhanced legal interception of the personal information that we transmit and store, our results of operations and financial condition may be adversely affected.
In addition, because various foreign jurisdictions have different laws and regulations concerning the collection, storage and transmission of personal information, we may face unknown requirements that pose compliance challenges in new international markets that we seek to enter. Such variation could subject us to costs, delayed service launches, liabilities or negative publicity that could impair our ability to expand our operations into some countries and therefore limit our future growth.
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
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights. As of December 31, 2019, we had 171 patents issued in the United States and 45 patent applications pending in the United States relating to our current and next-generation products, operating platform and solutions applications, and the ability to claim priority to many of the patent applications worldwide. These patents issued in the U.S. will currently expire between April 11, 2020 and March 1, 2037. However, these patents or any patents that may issue to us in the future may be subject to re-examination, contest, circumvention, or found unenforceable or invalidated, and we may or may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open-source software.
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
We use open source software in our navigation services platform and client applications and may use more open source software in the future. Use of open source software may subject our navigation services platform and client applications to general release or require us to re-engineer our navigation services platform and client applications, which may cause harm to our business. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the open source software and that we license such modifications or derivative works under the terms of a particular open source license or other license granting third parties certain rights of further use. If we combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release our proprietary source code. In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties or controls on origin of the software. Open source license terms may be ambiguous and we may not be able to anticipate or eliminate many of the risks associated with our usage of open source, which could negatively affect our business. If we were found to have inappropriately used open source software, we may be required to release our proprietary source code, re-engineer our navigation services platform and client applications, discontinue the sale of our service in the event re-engineering cannot be accomplished on a timely basis or take other remedial action that may divert resources away from our development efforts, any of which could adversely affect our business, operating results and financial condition.
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
In connection with the preparation of our quarterly financial statements for the three months ended December 31, 2019, we identified certain errors related to our revenue recognition for the Grab Transaction due to the complexity of evaluating the relationship of the various elements of the transaction that we had not identified timely and accounted for appropriately in our financial statements for the three months ended September 30, 2019, which we refer to as the December 2019 Control Deficiency.”  Based on these findings, our management identified a material weakness in our review controls over unusual or non-recurring and significant transactions. Specifically, we had not designed our controls properly to provide reasonable assurance that we timely identify and assess the accounting implications of terms in unusual or non-recurring agreements.  Accordingly, our CEO and CFO concluded that, at September 30, 2019 and December 31, 2019, our internal control over financial reporting was not effective.
As further described in Part I, Item 4 of this Quarterly Report on Form 10-Q, we have taken specific steps to remediate these material weaknesses by implementing and enhancing our internal controls. These material weaknesses will not be deemed remediated until all of those steps have been implemented and the affected internal controls have been tested and determined to be operating effectively. In addition, we may need to modify these steps or implement additional remediation measures to address the material weaknesses, and we cannot be certain that the measures we have taken, and expect to take, will be sufficient to address the issues identified, to ensure that our internal controls are effective, or to ensure that the identified material weakness will not result in a future material misstatement of our annual or interim consolidated financial statements.
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
In September 2018, California enacted a law that requires publicly held companies headquartered in California to have at least one female director by the end of 2019 and at least three by the end of 2021, depending on the size of the board. The law would impose financial penalties for failure to comply. While we believe we were in compliance with the requirements of the law during 2019, we are not currently and we may incur costs associated with complying with the law now and in future years, including costs associated with expanding our board of directors or identifying qualified female candidates for appointment to our board of directors, or financial penalties or harm to our brand and reputation if we are unable to do so.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of December 31, 2019, only three research analysts regularly publish reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause our stock price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of us or issues an adverse or misleading opinion regarding our stock, the price of our stock could decline. For example, following the GM announcement on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022, several financial analysts published research reports lowering their price targets of our stock. After this announcement and publication of these reports, our stock price fell significantly. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system, which also caused our stock price to decline. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. During portions of fiscal 2019 and in fiscal 2020, our stock has traded at prices below $5.00 per share. If our stock continues to trade at prices below $5.00 per share for an extended period of time, financial analysts might terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
Our stock price has fluctuated significantly and may continue to fluctuate in the future.
We sold our common stock in an initial public offering at $8.00 per share. Although our common stock has traded at prices as high as $22.07 per share, it has also traded at prices as low as $3.35 per share and has tended to have significant downward and upward price movements in short time periods. For example, GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The price per share of our common stock fell significantly following these announcements. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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
In the past, the market price for our common stock has traded only slightly above the cash value of our common stock. As of December 31, 2019, the cash value (including short-term investments) of our common stock was approximately $2.68 per share. If investors do not value our company as an ongoing business and only value it for the cash on our balance sheet, our stock price may decline if we continue to incur net losses and use our cash to fund operations. We may also attract investors who are looking for short-term gains in our shares rather than being interested in our long-term outlook. As a result, the price of our common stock may be volatile.

The concentration of ownership of our capital stock limits your ability to influence corporate matters.
Our executive officers and directors and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 32.3% of our common stock outstanding as of December 31, 2019, which includes approximately 15.1% of our common stock held by Digital Mobile Venture Ltd., 10.0% of our common stock held by Nokomis Capital, each of which is an entity represented by a member of our board of directors, and 5.1% held by our chief executive officer. These stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management. These provisions include the following:

•
our board of directors has the right to elect directors to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board;

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
As of June 30, 2019, we had federal and state net operating loss carryforwards (“NOLs”) of $250.2 million and $14.3 million, respectively, due to current and prior period losses. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) is subject to limitations on its ability to utilize its pre-change NOLs to offset post-change taxable income. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability or that of the acquiror to utilize NOLs could be further limited by Section 382 of the Code.
In addition, on December 22, 2017, the U.S. government enacted new tax legislation commonly referred to as The Tax Cuts and Jobs Act (TCJA). The TCJA makes broad and complex changes to the U.S. tax code including changes to the uses and limitations of net operating losses. Specifically, the TCJA imposes an 80% limitation on the use of net operating losses that were generated in tax years beginning after December 31, 2017. As such, we may not be able to utilize a material portion of the NOLs.

The inability to utilize in the future our NOLs, in part or at all, could lower the value of our company to a potential acquiror.
We have a share repurchase program, but we cannot guarantee that in fact that our repurchase of shares will enhance long-term stockholder value. Our share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In February 2019, our board of directors authorized a stock repurchase program. Currently, under the program, we are authorized to repurchase shares of our common stock for an aggregate purchase price of up to $20.0 million. The program currently extends through July 2020. Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions and in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. As of December 31, 2019, we had repurchased under this program a total of 987,916 shares of our common stock at a total price of $5.3 million and average purchase price of $5.39 per share of our common stock.
Although our board of directors authorized the program, we are not obligated to repurchase any minimum or specific number or dollar amount of shares. In addition, we may suspend or terminate the program at any time before its expiration. Our repurchases of common stock could affect the market price of our common stock or increase its volatility. For example, the existence of a share repurchase program could cause our share price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. Additionally, our repurchase program could diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. We also may repurchase shares at prices above the current or future market prices for our common stock. We also cannot assure that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
On February 7, 2019, we announced that our board of directors had approved a stock repurchase program to facilitate our repurchase up to $20.0 million worth of our issued and outstanding common stock in the open market. The timing and amount of repurchase transactions under this program will depend on market conditions, cash flow and other considerations. Absent extension by our board of directors, the repurchase authorization will expire on August 4, 2020.
The following table summarizes stock repurchase activity during the three months ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs
October 1 – October 31, 2019	—	$—	—	$18,695,600
November 1 – November 30, 2019	559,019	5.21	559,019	15,784,673
December 1 – December 31, 2019	207,564	5.33	207,564	14,677,827
Total	766,583		766,583	$14,677,827

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.59+
First Amendment to the Territory License No. 14, as amended, to the Data License Agreement, dated December 1, 2002, by and between Telenav, Inc. and Navigation Technologies Corporation, which was subsequently assigned to HERE North America
		Filed herewith
10.16.60+
Tenth Amendment (“Tenth Amendment”) to the Territory License No. 11, effective April 3, 2015 (“TL 11”), as amended, to the Data License Agreement (“Agreement”), dated December 1, 2002, by and between Telenav, Inc. (“Client”) and Navigation Technologies Corporation, which was subsequently assigned to HERE North America, LLC
		Filed herewith
10.16.61+	Tenth Amendment to Territory License No. 10, effective as of March 1, 2016, to the Data License Agreement dated December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	Filed herewith
10.16.62+
Eleventh Amendment to the Territory License No. 10, effective March 1, 2016, as amended, to the Data License Agreement, dated December 1, 2002, by and between Telenav, Inc. and Navigation Technologies Corporation, which was subsequently assigned to HERE North America, LLC
		Filed herewith
10.16.63	License Supplement v1.0 FT between Telenav, Inc. and HERE North America, LLC	Filed herewith
10.16.64+
Fourth Amendment to the Territory License No. 9, effective February 1, 2014, to the Data License Agreement, dated December 1, 2002, by and between Telenav, Inc. and Navigation Technologies Corporation, which was subsequently assigned to HERE North America, LLC
		Filed herewith
10.16.65
Twenty-First Amendment to the Data License Agreement dated December 1, 2002, by and between TeleNav, Inc. and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC
		Filed herewith
10.27.7	Amendment 5 dated July 24, 2019 to the Services Agreement by and between Telenav, Inc. (“Licensor”) and General Motors Holdings, LLC (“GM”)	Filed herewith
10.49	Telenav, Inc. 2019 Equity Incentive Plan	S-8	99.1	11/8/2019
10.49.1	Telenav, Inc. 2019 Equity Incentive Plan Form of Stock Option Award Agreement	S-8	99.2	11/8/2019
10.49.2	Telenav, Inc. 2019 Equity Incentive Plan Form of Global Restricted Stock Unit Award Agreement	S-8	99.3	11/8/2019
10.49.3	Telenav, Inc. 2019 Equity Incentive Plan Form of Director Initial Award Restricted Stock Unit Award Agreement	S-8	99.4	11/8/2019
10.49.4	Telenav, Inc. 2019 Equity Incentive Plan Form of Global Restricted Stock Unit Award Agreement	S-8	99.5	11/8/2019
10.49.5	Telenav, Inc. 2019 Equity Incentive Plan Form of Director Annual Award Restricted Stock Unit Award Agreement	S-8	99.6	11/8/2019
10.50	Telenav, Inc. 2019 Employee Stock Purchase Plan	S-8	99.7	11/8/2019
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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