Form 10-Q
period 2020-03-31
Telenav, Inc.
filed 2020-05-08
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

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
As of March 31, 2020, there were 47,287,665 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	March 31, 2020	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$16,476	$27,275
Short-term investments	107,273	72,203
Accounts receivable, net of allowances of $6 and $7 at March 31, 2020 and June 30, 2019, respectively	41,926	69,781
Restricted cash	1,541	1,950
Deferred costs	29,744	18,752
Prepaid expenses and other current assets	3,477	3,784
Assets of discontinued operations	—	6,330
Total current assets	200,437	200,075
Property and equipment, net	5,411	5,583
Operating lease right-of-use assets	7,909	—
Deferred income taxes, non-current	1,081	998
Goodwill and intangible assets, net	14,255	15,701
Deferred costs, non-current	52,954	61,050
Other assets	33,504	1,414
Assets of discontinued operations, non-current	—	12,194
Total assets	$315,551	$297,015
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$24,082	$16,061
Accrued expenses	36,208	48,899
Operating lease liabilities	3,161	—
Deferred revenue	43,841	31,270
Income taxes payable	537	800
Liabilities of discontinued operations	—	3,373
Total current liabilities	107,829	100,403
Deferred rent, non-current	—	1,266
Operating lease liabilities, non-current	5,785	—
Deferred revenue, non-current	99,361	103,865
Other long-term liabilities	667	811
Liabilities of discontinued operations, non-current	—	30
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 47,288 and 46,911 shares issued and outstanding at March 31, 2020 and June 30, 2019, respectively	47	47
Additional paid-in capital	189,387	182,349
Accumulated other comprehensive loss	(2,004)	(1,477)
Accumulated deficit	(85,521)	(90,279)
Total stockholders’ equity	101,909	90,640
Total liabilities and stockholders’ equity	$315,551	$297,015

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Revenue:
Product	$52,106	$41,723	$169,639	$124,050
Services	12,390	6,817	35,361	20,902
Total revenue	64,496	48,540	205,000	144,952
Cost of revenue:
Product	27,664	23,532	86,087	72,135
Services	7,859	3,917	20,009	11,762
Total cost of revenue	35,523	27,449	106,096	83,897
Gross profit	28,973	21,091	98,904	61,055
Operating expenses:
Research and development	21,617	19,322	61,997	55,580
Sales and marketing	2,166	2,167	6,246	5,535
General and administrative	6,403	5,523	20,118	16,694
Legal settlements and contingencies	—	—	—	650
Total operating expenses	30,186	27,012	88,361	78,459
Income (loss) from operations	(1,213)	(5,921)	10,543	(17,404)
Other income, net	1,088	581	2,245	2,703
Income (loss) from continuing operations before provision for income taxes	(125)	(5,340)	12,788	(14,701)
Provision for income taxes	505	194	1,121	1,036
Equity in net (income) loss of equity method investees	103	—	(694)	—
Income (loss) from continuing operations	(733)	(5,534)	12,361	(15,737)
Discontinued operations:
Income (loss) from operations of Advertising business, net of tax	—	(1,947)	832	(3,895)
Loss from sale of Advertising business	—	—	(4,874)	—
Loss on discontinued operations	—	(1,947)	(4,042)	(3,895)
Net income (loss)	$(733)	$(7,481)	$8,319	$(19,632)

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$(0.12)	$0.26	$(0.35)
Loss on discontinued operations	—	(0.04)	(0.08)	(0.09)
Net income (loss)	$(0.02)	$(0.16)	$0.17	$(0.43)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$(0.12)	$0.25	$(0.35)
Loss on discontinued operations	—	(0.04)	(0.08)	(0.09)
Net income (loss)	$(0.02)	$(0.16)	$0.17	$(0.43)
Weighted average shares used in computing income (loss) per share:
Basic	47,902	45,585	48,053	45,347
Diluted	47,902	45,585	49,022	45,347
Stock-based compensation expense included in continuing operations above:
Cost of revenue	$12	$19	$41	$59
Research and development	1,156	1,107	2,874	3,522
Sales and marketing	250	172	575	505
General and administrative	541	390	1,699	1,525
Total stock-based compensation expense	$1,959	$1,688	$5,189	$5,611

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2020	2019	2020	2019
Net income (loss)	$(733)	$(7,481)	$8,319	$(19,632)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(164)	(54)	(267)	(402)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(290)	328	(246)	514
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	(12)	13	(14)	20
Net increase (decrease) from available-for-sale securities, net of tax	(302)	341	(260)	534
Other comprehensive income (loss), net of tax	(466)	287	(527)	132
Comprehensive income (loss)	$(1,199)	$(7,194)	$7,792	$(19,500)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended March 31, 2020	Shares	Amount
Balance at June 30, 2019	46,911	$47	$182,349	$(1,477)	$(90,279)	$90,640
Issuance of common stock upon exercise of stock options	1,326	1	8,340	—	—	8,341
Release of restricted stock units	329	1	(1,273)	—	—	(1,272)
Stock-based compensation expense, continuing operations	—	—	1,752	—	—	1,752
Stock-based compensation expense, discontinued operations	—	—	887	—	—	887
Foreign currency translation adjustment, net of tax	—	—	—	(310)	—	(310)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(3,954)	(3,954)
Balance at September 30, 2019	48,566	49	192,055	(1,729)	(94,233)	96,142
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—
Release of restricted stock units	352	—	(317)	—	—	(317)
Repurchases of common stock	(767)	(1)	(2,623)	—	(1,395)	(4,019)
Stock-based compensation expense, continuing operations	—	—	1,478	—	—	1,478
Foreign currency translation adjustment, net of tax	—	—	—	207	—	207
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Net income	—	—	—	—	13,006	13,006
Balance at December 31, 2019	48,151	48	190,593	(1,538)	(82,622)	106,481
Issuance of common stock upon exercise of stock options	17	—	84	—	—	84
Release of restricted stock units	45	—	(82)	—	—	(82)
Repurchases of common stock	(925)	(1)	(3,167)	—	(2,166)	(5,334)
Stock-based compensation expense	—	—	1,959	—	—	1,959
Foreign currency translation adjustment, net of tax	—	—	—	(164)	—	(164)
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	(302)	—	(302)
Net loss	—	—	—	—	(733)	(733)
Balance at March 31, 2020	47,288	$47	$189,387	$(2,004)	$(85,521)	$101,909

Nine Months Ended March 31, 2019
Balance at June 30, 2018	44,871	$45	$167,895	$(1,855)	$(57,202)	$108,883
Issuance of common stock upon exercise of stock options	5	—	25	—	—	25
Release of restricted stock units	385	—	(1,205)	—	—	(1,205)
Stock-based compensation expense, continuing operations	—	—	2,048	—	—	2,048
Stock-based compensation expense, discontinued operations	—	—	221	—	—	221
Foreign currency translation adjustment, net of tax	—	—	—	(217)	—	(217)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	91	—	91
Net loss	—	—	—	—	(7,570)	(7,570)
Balance at September 30, 2018	45,261	45	168,984	(1,981)	(64,772)	102,276
Issuance of common stock upon exercise of stock options	—	—	1	—	—	1
Release of restricted stock units	280	1	(353)	—	—	(352)
Stock-based compensation expense, continuing operations	—	—	1,875	—	—	1,875
Stock-based compensation expense, discontinued operations	—	—	240	—	—	240
Foreign currency translation adjustment, net of tax	—	—	—	(131)	—	(131)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	102	—	102
Net loss	—	—	—	—	(4,581)	(4,581)
Balance at December 31, 2018	45,541	46	170,747	(2,010)	(69,353)	99,430
Issuance of common stock upon exercise of stock options	244	—	1,330	—	—	1,330
Release of restricted stock units	79	—	(273)	—	—	(273)
Repurchase of common stock	(221)	—	(714)	—	(589)	(1,303)
Stock-based compensation expense	—	—	1,907	—	—	1,907
Foreign currency translation adjustment, net of tax	—	—	—	(54)	—	(54)
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	341	—	341
Net loss	—	—	—	—	(7,481)	(7,481)
Balance at March 31, 2019	45,643	$46	$172,997	$(1,723)	$(77,423)	$93,897

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	March 31,
	2020	2019
Operating activities
Net income (loss)	$8,319	$(19,632)
Loss on discontinued operations	4,042	3,895
Income (loss) from continuing operations	12,361	(15,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	5,189	5,611
Depreciation and amortization	2,685	2,982
Operating lease amortization, net of accretion	2,153	—
Accretion of net premium on short-term investments	157	(15)
Unrealized gain on non-marketable equity investments	—	(1,260)
Equity in net income of equity method investees	(694)	—
Gain on sale of intellectual property and workforce to Grab	(45)	—
Non-cash revenue associated with grant of perpetual license to Grab	(5,831)	—
Other	(38)	(22)
Changes in operating assets and liabilities:
Accounts receivable	28,334	(11,581)
Deferred income taxes	(110)	209
Deferred costs	(2,924)	(13,934)
Prepaid expenses and other current assets	1,463	(162)
Other assets	(21)	(123)
Trade accounts payable	7,913	12,020
Accrued expenses and other liabilities	(13,910)	(1,728)
Income taxes payable	(252)	160
Deferred rent	—	488
Operating lease liabilities	(2,791)	—
Deferred revenue	8,042	29,281
Net cash provided by operating activities	41,681	6,189
Investing activities
Purchases of property and equipment	(1,320)	(956)
Purchases of short-term investments	(67,347)	(31,044)
Purchase of long-term investments	(9,500)	—
Proceeds from sales and maturities of short-term investments	31,789	34,214
Net cash provided by (used in) investing activities	(46,378)	2,214
Financing activities
Proceeds from exercise of stock options	8,390	1,356
Tax withholdings related to net share settlements of restricted stock units	(1,230)	(1,831)
Repurchase of common stock	(9,353)	(1,303)
Net cash used in financing activities	(2,193)	(1,778)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(343)	(401)
Net increase (decrease) in cash, cash equivalents and restricted cash, continuing operations	(7,233)	6,224
Net cash used in discontinued operations	(3,975)	(3,154)
Cash, cash equivalents and restricted cash, beginning of period	29,225	20,099
Cash, cash equivalents and restricted cash, end of period	$18,017	$23,169
Supplemental disclosure of cash flow information
Income taxes paid, net	$1,626	$730
Non-cash investing: Investment in inMarket Media, LLC acquired in exchange for sale of Advertising business	$15,600	$—
Non-cash sale of assets to Grab in exchange for equity investment and software	$7,012	$—
Cash flows from discontinued operations:
Net cash used in operating activities	$(3,569)	$(3,154)
Net cash used in financing activities	(406)	—
Net cash transferred from continuing operations	3,975	3,154
Net change in cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash and cash equivalents of discontinued operations, end of period	$—	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$16,476	$21,254
Restricted cash	1,541	1,915
Total cash, cash equivalents and restricted cash	$18,017	$23,169

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
Commencing July 1, 2019, we operate in a single segment, automotive. Through June 30, 2019, we operated in three segments - automotive, advertising and mobile navigation. In August 2019, we completed the disposition of our digital advertising operations (the "Ads Business") and have presented the results of operations for the Ads Business as discontinued operations for all prior periods presented. See Note 12. Our mobile navigation services business represented less than 5% of total revenue for the three and nine months ended March 31, 2020 and we expect the business to continue to decline. Our chief executive officer, or CEO, the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation business with the automotive business in a single segment.
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the nine months ended March 31, 2020 and 2019.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2020, included in our Annual Report on Form 10-K for fiscal 2019 filed with the U.S. Securities and Exchange Commission, or SEC, on August 22, 2019, which we refer to as the Form 10-K.
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus first identified in China in late 2019 (COVID-19) as a pandemic, which continues to spread throughout the U.S. and the world. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and we cannot predict. During the three months ended March 31, 2020, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions concerning short-term investments, long-lived assets, non-marketable equity and debt investments, goodwill, and variable consideration related to revenue recognition. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.
Disaggregation of revenue
In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, the following table depicts the disaggregation of revenue according to revenue type and pattern of recognition (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Product
On-board automotive navigation solutions (point in time)(1)	$52,106	$41,723	$169,639	$124,050
Total product revenue	52,106	41,723	169,639	124,050
Services
Brought-in automotive navigation solutions (over time)(2)	9,632	4,250	24,641	12,272
Automotive maintenance and support and other (over time)	153	42	3,028	697
Mobile navigation services (over time)	2,605	2,525	7,692	7,933
Total services revenue	12,390	6,817	35,361	20,902
Total revenue	$64,496	$48,540	$205,000	$144,952
(1)Includes i) royalties earned and recognized at the point in time usage occurs, ii) map updates and iii) customized software development fees.
(2)Includes royalties earned and recognized over time from the allocation of transaction price to service obligations for hybrid automotive solutions.

Contract assets
Contract assets relate to our rights to consideration for performance obligations satisfied but not billed at the reporting date. As of March 31, 2020 and June 30, 2019, we had no contract assets.
Deferred costs
Changes in the balance of total deferred costs (current and non-current) during the nine months ended March 31, 2020 were as follows (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Deferred Costs
	Content	Development	Total
Balance, June 30, 2019	$71,466	$8,336	$79,802
Content licensing costs incurred	97,826	—	97,826
Customized software development costs incurred	—	2,950	2,950
Less: cost of revenue recognized	(92,903)	(4,977)	(97,880)
Balance, March 31, 2020	$76,389	$6,309	$82,698

Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 48% and 59% of total revenue for the three months ended March 31, 2020 and 2019, respectively, and 46% and 64% for the nine months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and June 30, 2019, receivables due from Ford were 43% and 33% of total accounts receivable, respectively.
Revenue related to products and services provided through General Motors Holdings and its affiliates, or GM, comprised 39% and 21% of total revenue for the three months ended March 31, 2020 and 2019, respectively, and 31% and 19% for the nine months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and June 30, 2019, receivables due from GM were 37% and 15% of total accounts receivable, respectively.
Revenue related to products and services provided to affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, comprised less than 10% and 10% of total revenue for the three and nine months ended March 31, 2020, respectively.
Receivables due from Xevo, Inc., a tier one supplier for certain Toyota Motor Corporation, or Toyota, solutions were less than 10% and 29% of total accounts receivable as of March 31, 2020 and June 30, 2019, respectively.
Restricted cash
As of March 31, 2020 and June 30, 2019, we had restricted cash of $1.5 million and $2.0 million, respectively, on our consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of March 31, 2020, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2019	$(1,623)	$146	$(1,477)
Other comprehensive income (loss) before reclassifications, net of tax	(267)	(246)	(513)
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(14)	(14)
Other comprehensive income (loss), net of tax	(267)	(260)	(527)
Balance, net of tax as of March 31, 2020	$(1,890)	$(114)	$(2,004)

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the nine months ended March 31, 2020.
Recently adopted accounting pronouncements
In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, or ASU 2018-15, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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

We adopted ASC 842, effective July 1, 2019. We adopted the standard using the modified retrospective transition approach applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of right-of-use, or ROU, assets and lease liabilities for operating leases that were not previously recorded. For information regarding the impact of ASC 842 adoption, see Leases and Note 6.
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
With the exception of the recently adopted accounting pronouncements and recent accounting pronouncements not yet adopted discussed above, there have been no other changes in accounting pronouncements during the nine months ended March 31, 2020, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for fiscal 2019, that are of significance or potential significance to us.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(733)	$(5,534)	$12,361	$(15,737)
Loss on discontinued operations	—	(1,947)	(4,042)	(3,895)
Net income (loss)	$(733)	$(7,481)	$8,319	$(19,632)
Shares used to compute basic income (loss) per share	47,902	45,585	48,053	45,347
Dilutive potential common shares:
Stock options	—	—	50	—
Restricted stock units	—	—	909	—
Employee stock purchase plan	—	—	10	—
Shares used to compute diluted income (loss) per share	47,902	45,585	49,022	45,347
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$(0.12)	$0.26	$(0.35)
Loss on discontinued operations	—	(0.04)	(0.08)	(0.09)
Net income (loss)	$(0.02)	$(0.16)	$0.17	$(0.43)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.02)	$(0.12)	$0.25	$(0.35)
Loss on discontinued operations	—	(0.04)	(0.08)	(0.09)
Net income (loss)	$(0.02)	$(0.16)	$0.17	$(0.43)

Potential common stock equivalents not included in the calculation of diluted income per share as the effect would be anti-dilutive	—	—	1,748	—

A total of 1,300,000 outstanding performance-based restricted stock units, as described further in Note 9, were excluded from the diluted shares calculation above because they are contingently issuable and none of the performance milestones had been met.

3.	Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of unrestricted cash and highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds and commercial paper. Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. Marketable debt securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the nine months ended March 31, 2020 or 2019.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Short-term investments as of June 30, 2019 also included marketable equity securities, which are carried at fair value with unrealized gains and losses recognized in other income (expense), net. We had no net realized gains (losses) from marketable equity securities in the nine months ended March 31, 2020 or 2019. As of March 31, 2020, we had no marketable equity securities.
Cash, cash equivalents and short-term investments consisted of the following as of March 31, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$15,594	$—	$—	$15,594
Cash equivalents:
Money market mutual funds	382	—	—	382
Commercial paper	500	—	—	500
Total cash equivalents	882	—	—	882
Total cash and cash equivalents	16,476	—	—	16,476
Short-term investments:
U.S. treasury securities	2,615	54	—	2,669
U.S. agency securities	3,809	62	—	3,871
Asset-backed securities	20,610	106	(74)	20,642
Municipal securities	9,415	43	—	9,458
Commercial paper	3,193	2	—	3,195
Corporate bonds	67,601	181	(344)	67,438
Total short-term investments	107,243	448	(418)	107,273
Cash, cash equivalents and short-term investments	$123,719	$448	$(418)	$123,749

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2019 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$25,987	$—	$—	$25,987
Cash equivalents:
Money market mutual funds	790	—	—	790
Commercial paper	498	—	—	498
Total cash equivalents	1,288	—	—	1,288
Total cash and cash equivalents	27,275	—	—	27,275
Short-term investments:
U.S. treasury securities	3,570	6	(4)	3,572
U.S. agency securities	3,002	9	(2)	3,009
Asset-backed securities	12,319	104	(10)	12,413
Municipal securities	4,124	16	—	4,140
Commercial paper	1,986	—	—	1,986
Corporate bonds	45,492	269	(27)	45,734
Total debt securities	70,493	404	(43)	70,854
Marketable equity securities	250	1,099	—	1,349
Total short-term investments	70,743	1,503	(43)	72,203
Cash, cash equivalents and short-term investments	$98,018	$1,503	$(43)	$99,478

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that have been in an unrealized loss position for less than 12 months or a continuous unrealized loss position for 12 months or greater, as of March 31, 2020 and June 30, 2019 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	March 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset-backed securities	$7,671	$(74)	$—	$—	$7,671	$(74)
Corporate bonds	40,090	(344)	—	—	40,090	(344)
Total	$47,761	$(418)	$—	$—	$47,761	$(418)

	June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$—	$—	$2,992	$(5)	$2,992	$(5)
U.S. agency securities	—	—	998	(1)	998	(1)
Asset-backed securities	—	—	3,537	(11)	3,537	(11)
Commercial paper	493	(1)	—	—	493	(1)
Corporate bonds	4,600	(3)	14,615	(24)	19,215	(27)
Total	$5,093	$(4)	$22,142	$(41)	$27,235	$(45)

There were 131 securities and 11 securities in an unrealized loss position for less than 12 months at March 31, 2020 and at June 30, 2019, respectively, and no securities and 51 securities in an unrealized loss position for 12 months or greater at March 31, 2020 and June 30, 2019, respectively.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of March 31, 2020 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$44,564	$44,549
Due between one and two years	44,235	44,345
Due between two and three years	18,444	18,379
Total	$107,243	$107,273

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income (expense), net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of March 31, 2020, we did not consider any of our short-term investments to be other-than-temporarily impaired.

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
(unaudited)

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
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of March 31, 2020 and June 30, 2019, we did not have any short-term investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at March 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$383	$383	$—	$—
Commercial paper	500	—	500	—
Total cash equivalents	883	383	500	—
Short-term investments:
U.S. treasury securities	2,669	2,669	—	—
U.S. agency securities	3,871	—	3,871	—
Asset-backed securities	20,642	—	20,642	—
Municipal securities	9,458	—	9,458	—
Commercial paper	3,195	—	3,195	—
Corporate bonds	67,438	—	67,438	—
Total short-term investments	107,273	2,669	104,604	—
Cash equivalents and short-term investments	$108,156	$3,052	$105,104	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2019 (in thousands):

	Fair Value Measurements at June 30, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$790	$790	$—	$—
Commercial paper	498	—	498	—
Total cash equivalents	1,288	790	498	—
Short-term investments:
U.S. treasury securities	3,572	3,572	—	—
U.S. agency securities	3,009	—	3,009	—
Asset-backed securities	12,413	—	12,413	—
Municipal securities	4,140	—	4,140	—
Commercial paper	1,986	—	1,986	—
Corporate bonds	45,734	—	45,734	—
Total debt securities	70,854	3,572	67,282	—
Marketable equity securities	1,349	1,349	—	—
Total short-term investments	72,203	4,921	67,282	—
Cash equivalents and short-term investments	$73,491	$5,711	$67,780	$—

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Accretion of net premium on short-term investments totaled $157,000 and $(15,000) in the nine months ended March 31, 2020 and 2019, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the nine months ended March 31, 2020 and 2019.
We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2020 or June 30, 2019.
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
In January 2020, we completed the sale of certain intellectual property and workforce associated with the OpenTerra Platform in exchange for consideration that included a non-marketable equity interest in Grab Holdings, Inc. ordinary shares valued at $6.2 million. See Note 13.
Our net unrealized gains from non-marketable equity securities were zero and $1.3 million in the nine months ended March 31, 2020 and 2019, respectively. Our net unrealized gain of $1.3 million in the nine months ended March 31, 2019 was due to the remeasurement to fair value of non-marketable equity securities upon the adoption of the measurement alternative on July 1, 2018.
The carrying value of our non-marketable equity securities carried at cost and adjusted under the measurement alternative, none of which required remeasurement to fair value, was $6,670,000 and $458,000 at March 31, 2020 and June 30, 2019, respectively.
Non-marketable equity investments accounted for under the equity method
In August 2019, we completed the disposition of our Ads Business in exchange for a non-marketable equity investment in inMarket Media, LLC, or inMarket, valued at $15.6 million. See Note 12. In assessing the fair value of our investment in inMarket, we made assumptions regarding estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, amongst other factors.
An investment in a limited liability company such as inMarket that maintains a specific ownership account for each investor is deemed to be similar to an investment in a limited partnership. Accordingly, because we hold more than a 3% to 5% ownership interest in inMarket, we are required to account for our inMarket investment under the equity method of accounting and record our proportionate share of investee earnings each period.
In January 2020, we invested $4.0 million in exchange for Series B preferred units and a warrant to purchase additional preferred units in a privately held limited liability company. The warrant expires on the earlier of (i) July 5, 2021, (ii) acceptance of a purchase offer from another entity, or (iii) an initial public offering of the issuer’s common stock. The exercise price of the warrant is variable depending on the achievement of certain performance conditions by the issuer.
The warrant meets the definition of a derivative financial instrument. Accordingly, we allocated the $4.0 million cost of the investment first to the fair value of the warrant, with the residual allocated to the preferred units. The fair value of the warrant at issuance was determined to be $448,000, with the remaining $3.6 million allocated to the preferred units. In assessing the fair value of the warrant, we utilized a Black-Scholes option pricing model incorporating assumptions regarding probability of achievement of performance conditions, underlying equity value, expected term and risk free rate. The underlying equity used in the option pricing model was determined primarily based on revenue and earnings multiples for comparable companies, amongst other factors. The warrant is accounted for separately and marked to market each reporting period, with any gain or loss reported in other income, net in our condensed consolidated statement of operations. The mark-to-market adjustment at March 31, 2020 was not material. Similar to the inMarket investment, we account for the $3.6 million

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

investment in preferred units under the equity method of accounting because we hold more than a 3% to 5% ownership interest in the investee.
We recognized income (loss) of $(103,000) and $694,000 related to our proportionate share of investments accounted for under the equity method for the three and nine months ended March 31, 2020, respectively. The carrying value of our non-marketable equity investments accounted for under the equity method was $19.8 million at March 31, 2020. The carrying value of the warrant was $448,000 at March 31, 2020. We did not hold any such investments at June 30, 2019.
Non-marketable debt investments
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
In the three months ended September 30, 2019, we invested $2.0 million in the form of a convertible note receivable in a privately held company without a readily determinable market value. We invested an additional $2.0 million in the three months ended March 31, 2020, increasing the principal amount of the convertible note receivable to a total of $4.0 million. The note receivable matures upon request for payment by a majority of note holders on or after August 23, 2021, or otherwise upon a change of control, qualified financing event or event of default involving the privately held company. The note converts to preferred stock or common stock upon certain events as defined, including a qualified preferred stock financing round or a change in control of ownership. Interest accrues annually at 6% and is due in full upon maturity.
The convertible notes are classified as available for sale and are carried at fair value within Level 3, with any unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. We did not have any unrealized or realized gains or losses in the three and nine months ended March 31, 2020. The carrying value of our non-marketable debt investments was $5.5 million at March 31, 2020. We did not hold any non-marketable debt investments at June 30, 2019.

5.	Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2020 and 2024. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs for the three and nine months ended March 31, 2020 were $833,000 and $2.4 million, respectively. The weighted-average remaining term of our operating leases was 3.1 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% as of March 31, 2020.
Maturities of our operating lease liabilities, which do not include short-term leases, as of March 31, 2020 were as follows (in thousands):

Fiscal Year
2020	$868
2021	3,119
2022	2,753
2023	2,310
2024	619
Total lease payments	9,669
Less: imputed interest	(723)
Total operating lease liabilities	$8,946

Cash payments included in the measurement of our operating lease liabilities were $1.0 million and $2.8 million for the three and nine months ended March 31, 2020, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

6.	Balance sheet information
Goodwill and intangible assets, net
Goodwill as of March 31, 2020 and June 30, 2019 was $14.3 million and $26.1 million, respectively. The reduction in goodwill of $11.8 million was due to the sale of the Ads Business to inMarket. See Note 12.
Intangible assets consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Acquired developed technology	$6,775	$13,875
Less accumulated amortization	(6,775)	(12,494)
Intangible assets, net	$—	$1,381

In connection with the sale of intellectual property and workforce to Grab in January 2020, we offset the remaining net intangible assets balance of $945,000 associated with the OpenTerra Platform against the consideration received. See Note 13.
Acquired developed technology was amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was zero and $218,000 for the three months ended March 31, 2020 and 2019, respectively, and $436,000 and $785,000 for the nine months ended March 31, 2020 and 2019, respectively.
Other assets
Other assets consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Deposits and other assets	$1,040	$956
Non-marketable equity investments	6,670	458
Warrant to purchase non-marketable equity investment units	448	—
Non-marketable equity investments accounted for under the equity method	19,846	—
Non-marketable debt investments	5,500	—
Total other assets	$33,504	$1,414

Accrued expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2020	June 30, 2019
Accrued compensation and benefits	$13,477	$13,288
Accrued royalties	10,599	21,604
Customer overpayments and related reserves	2,431	4,291
Other accrued expenses	9,701	9,716
Total accrued expenses	$36,208	$48,899

7.	Deferred revenue and remaining performance obligations
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under our contracts with customers and is recognized upon transfer of control. Changes in the balance of total deferred revenue (current and non-current) during the nine months ended March 31, 2020 were as follows (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Beginning balance, June 30, 2019	$135,135
Revenue recognized that was included in beginning balance	(48,941)
Amount billed, net of revenue recognized that was not included in beginning balance	57,008
Ending balance, March 31, 2020	$143,202

The cumulative adjustment as a result of changes in the estimate of the transaction price of customer contracts during the three and nine months ended March 31, 2020 was a net decrease in revenue recognized of less than $50,000 and a net increase in revenue recognized of $402,000, respectively. In addition, the amount of revenue recognized in the three and nine months ended March 31, 2020 from performance obligations satisfied or partially satisfied in previous periods was $91,000 and $402,000, respectively.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of March 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $75.5 million, which is expected to be recognized over a remaining period of approximately 1 to 7 years. This amount excludes the variable consideration that falls under the exemption for usage-based royalties promised in exchange for a license of intellectual property.

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
Other contractual commitments
As of March 31, 2020, we had $12.9 million of future minimum non-cancelable financial commitments primarily related to license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within five years.
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
In addition, we have received, and expect to continue to receive, demands for indemnification from our customers, which demands can be very expensive to settle or defend, and we have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. Furthermore, in response to these demands, we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2019	3,409	$6.49
Granted	55	4.92
Exercised	(1,343)	6.27
Canceled or expired	(402)	6.58
Options outstanding as of March 31, 2020	1,719	$6.60	5.25	$—
As of March 31, 2020:
Options vested and expected to vest	1,695	$6.62	5.21	$—
Options exercisable	1,442	$6.86	4.76	$—

A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2019	2,637
Granted	1,584
Vested	(991)
Canceled	(629)
RSUs outstanding as of March 31, 2020	2,601	1.58	$11,237
As of March 31, 2020:
RSUs expected to vest	2,232	1.47	$9,643

Performance-based RSUs
In February 2020, the Compensation Committee of our board of directors (the “Compensation Committee”) approved the grant under our 2019 Equity Incentive Plan of performance-based RSUs covering a target of 500,000 shares of common stock under individual grants to certain of our executive officers, which we refer to as the 2020 PSU Awards. The 2020 PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30-trading day period on or before the three-year anniversary of the 2020 PSU Awards’ grant date. In the event our board of directors approves entering a transaction which, if consummated, would constitute a change in control of the Company, the performance milestones are increased with respect to shares not already eligible to vest under the 2020 PSU Award, and the performance period is extended to the four-year anniversary of the 2020 PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the 2020 PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then the shares that became eligible to vest will vest in four (4) equal quarterly installments as of the ensuing March 10, June 10, September 10 and December 10 following the date of certification

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. Vesting under the 2020 PSU Award may be accelerated under certain conditions involving a change in control of our Company, including as provided under respective change in control agreements entered between us and the executive. The maximum number of shares subject to the 2020 PSU Award that may vest is 500,000. No shares had vested as of March 31, 2020 under the 2020 PSU Awards.
In September 2019, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 560,000 shares of common stock under individual grants to several of our executive officers, which we refer to as the 2019 PSU Awards. The 2019 PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the 2019 PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the 2019 PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the 2019 PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2020, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. The 2019 PSU Award milestones are subject to change upon a change in control, as defined in the agreement. The maximum number of shares subject to the 2019 PSU Award that may vest is 560,000. No shares had vested as of March 31, 2020 under the 2019 PSU Awards.
In October 2018, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 240,000 shares of common stock to Dr. HP Jin, our CEO, which we refer to as the CEO PSU Award. The CEO PSU Award is subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the CEO PSU Award’s grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the CEO PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the CEO PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2019, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to Dr. Jin’s continued service with the Company through the applicable vesting date. The CEO PSU Award milestones are subject to change upon a change in control, as defined in the agreement. The maximum number of shares subject to the CEO PSU Award that may vest is 240,000. No shares had vested as of March 31, 2020 under the CEO PSU Award.
Since achievement of the awards is dependent on a market condition, stock-based compensation expense associated with these awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been met. We utilized the Monte Carlo valuation method to determine the fair value and derived service periods of each of the stock price performance milestones. Total stock-based compensation expense associated with all PSU Awards, included in the stock-based compensation expense table below, was $528,000 and $780,000 for the three and nine months ended March 31, 2020, and was not material for all prior periods presented.
As of March 31, 2020, no performance-based RSU awards had been earned or canceled, and 1,300,000 shares subject to performance-based RSU awards remained outstanding.
Shares available for grant
On July 1, 2019, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, or the 2009 Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. This was the last annual increase in the shares reserved for issuance under our 2009 Plan, and the plan expired in October 2019 as to new awards. In September 2019, our board of directors also terminated the 2011 Stock Option and Grant Plan, or the 2011 Plan. In November 2019, our stockholders approved the 2019 Equity Incentive Plan, or the 2019 Plan, pursuant to which 5,700,000 shares are initially reserved for future grants and up to an additional 5,800,000 shares are reserved to the extent shares subject to grants under the 2009 Plan were outstanding as of November 20, 2019 but later expire or otherwise terminate without having been exercised in full (in which case the shares subject to such grants will be returned to the 2019 Plan and available for future issuance). The 2019 Plan became effective on November 20, 2019 and will automatically terminate 10 years from its date of adoption by our board of directors. In connection with the adoption of the 2019 Plan, a total of approximately 5,342,000 shares expired which had been previously available but unissued under the 2009 Plan and 2011 Plan. A summary of our shares available for grant activity is as follows (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Number of Shares
Shares available for grant as of June 30, 2019	4,472
Annual share increase authorized under 2009 Plan	1,667
Granted	(1,681)
RSUs withheld for taxes in net share settlements	251
Canceled	633
Expired under 2009 and 2011 Plans	(5,342)
Shares available under 2009 and 2011 Plans upon termination on November 20, 2019	—
Initial shares authorized under 2019 Plan on November 20, 2019	5,700
Shares added from 5,800,000 reserved share pool available(1)	483
Granted	(1,019)
Shares available for grant as of March 31, 2020	5,164
(1) Additional shares are available up to a maximum of 5,800,000 shares only to the extent shares subject to grants under the 2009 Plan were outstanding as of November 20, 2019 but later expire or otherwise terminate without having been exercised in full.

Employee Stock Purchase Plan
In November 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan, or ESPP, which became effective on November 20, 2019. A total of 2,500,000 shares were authorized for issuance to participating employees upon adoption of the ESPP. The ESPP provides for 12-month offering periods beginning March 1 and September 1 of each year, and each offering period will consist of two six-month purchase periods. The initial offering period commenced on March 1, 2020 and will end on March 1, 2021. On each purchase date, eligible employees will purchase the shares at a price per share equal to 85% of the lesser of (i) the fair market value of our stock on the enrollment date of the offering period or (ii) the fair market value of our stock on the exercise date.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense for continuing operations recorded for stock options, RSUs, including performance-based RSUs, and ESPP purchase rights (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Stock option awards	$156	$378	$690	$1,211
RSU awards	1,672	1,310	4,368	4,400
ESPP	131	—	131	—
Total stock-based compensation expense	$1,959	$1,688	$5,189	$5,611

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

	Nine Months Ended March 31,
	2020	2019
Expected volatility	48%	39%
Expected term (in years)	5.65	6.87
Risk-free interest rate	1.58%	2.99%
Dividend yield	—%	—%
Weighted average grant date fair value per share	$2.27	$2.32

No stock option awards were granted during the three months ended March 31, 2020 and 2019.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

The weighted average assumptions used to value ESPP purchase rights during the initial offering period beginning March 1, 2020 were as follows:

Expected volatility	93%
Expected term (in years)	0.75
Risk-free interest rate	0.92%
Dividend yield	—%

10.	Stock repurchase program
In February 2019, our board of directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The term of the program is 18 months. The timing and amount of repurchase transactions under this program will depend on market conditions, cash flow and other considerations. Under this program, we utilized $5.3 million of cash to repurchase 925,624 shares of our common stock at an average purchase price of $5.76 per share during the three months ended March 31, 2020. We utilized $9.4 million of cash to repurchase 1,692,207 shares of our common stock at an average purchase price of $5.53 per share during the nine months ended March 31, 2020. As of March 31, 2020, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $9.3 million.
Repurchased shares are retired and designated as authorized but unissued shares. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during the nine months ended March 31, 2020, we reduced common stock and APIC by an aggregate of $5.8 million and charged $3.6 million to retained earnings.

11.	Income taxes
For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, actual tax expense or the “cutoff method” is utilized as the estimate.
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes for continuing operations was $1.1 million in the nine months ended March 31, 2020 compared to $1.0 million in the nine months ended March 31, 2019 and was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax provision rate of 8% of income from continuing operations for the nine months ended March 31, 2020 was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to the application of the cutoff method to compute US taxes. Our effective tax provision rate of 7% of loss from continuing operations for the nine months ended March 31, 2019 was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since the tax assets are not likely to be realized due to the lack of current and forecasted future income. Although the total income tax provision did not change for the nine months ended March 31, 2019, taxes were allocated to discontinued operations in an amount equal to the difference between the tax originally computed on loss from operations and the tax recomputed on the amount of loss from continuing operations.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of March 31, 2020 and June 30, 2019, our cumulative unrecognized tax benefits were $5.2 million and $4.6 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2020 and June 30, 2019 was $77,000 and $77,000, respectively, that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued zero for the payment of interest and penalties at March 31, 2020 and June 30, 2019.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open from fiscal 2017 for federal tax purposes, from fiscal 2014 in state jurisdictions and from fiscal 2013 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
On March 27, 2020, the U.S. government enacted new tax legislation commonly referred to as the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act. The CARES Act includes several significant business tax provisions to provide liquidity to businesses affected by the economic impact of COVID-19. Specifically, the CARES Act repeals the 80% limitation on the use of net operating losses for tax years 2018, 2019, and 2020; allows the carryback of net operating losses arising in tax years 2018, 2019, and 2020 to the prior five tax years; suspends the excess business loss rules, accelerates refunds of alternative minimum tax credits; and loosens the business interest limitations. The measure also adds an employee retention credit and deferral on the payment of social security taxes incurred from March 27, 2020 through December 31, 2020. The provisions of the CARES Act are not expected have a material impact to our financial statements.

12.	Sale of Ads Business
On August 16, 2019, we completed the disposition of our Ads Business to inMarket, which we refer to as the inMarket Transaction. In consideration, inMarket issued to us limited liability company units of inMarket representing a 14.5%-member interest in inMarket at the time of the closing of the inMarket Transaction. We also received a perpetual, non-exclusive, irrevocable, royalty-free license under software and other intellectual property rights being assigned to inMarket as part of the inMarket Transaction, as set forth in the Asset Purchase Agreement, dated August 8, 2019, by and among Telenav, Thinknear, Inc., a wholly owned subsidiary of Telenav, and inMarket, as amended. Pursuant to the terms of a Transition Services Agreement, we also agreed to provide inMarket with transition services for a period of time generally not to exceed eight months following the closing of the inMarket Transaction.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

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
Reconciliations of the major line items comprising loss from operations of the Ads Business included as part of discontinued operations to the amounts presented separately in our statements of operations for the three and nine months ended March 31, 2020 and 2019 are presented in the following tables:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue - services	$—	$4,529	$3,614	$17,492
Cost of revenue - services	—	2,178	1,335	8,683
Gross profit	—	2,351	2,279	8,809
Operating expenses:
Research and development	—	1,186	697	4,121
Sales and marketing	—	3,098	750	8,600
General and administrative	—	—	—	—
Total operating expenses	—	4,284	1,447	12,721
Provision for (benefit from) income taxes	—	14	—	(17)
Income (loss) from operations of Ads Business	$—	$(1,947)	$832	$(3,895)

Our 14.5% member interest in inMarket was valued at $15.6 million at the closing of the inMarket Transaction and is recorded in other assets on our condensed consolidated balance sheet at March 31, 2020. See Note 4. Our loss from the sale of the Ads Business of $4.9 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $363,000 comprising legal fees and third-party consulting fees associated with the inMarket Transaction.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

13.	Sale of intellectual property and workforce
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
Total consideration including cash, as well as equity compensation received upon sale of the assets, was allocated between the license and services (subject to ASC 606), and the assets (not within the scope of ASC 606) based on standalone selling prices. The standalone selling price for the rights acquired under the asset purchase agreement was estimated based on comparing the rights transferred under the perpetual license as compared to the incremental rights transferred under the asset purchase agreement if such incremental rights were transferred separately in similar circumstances and to similar customers. The value of the equity compensation was based on the most recently available valuation information and is subject to variability. To determine the fair market value of these ordinary shares, we used all information reasonably available from Grab Holdings, Inc. regarding the assessment of its board of directors of the fair market value of the ordinary shares, including the limited number of arms’ length sales of Grab Holdings, Inc.’s ordinary shares and a review of financial statements provided by Grab Holdings, Inc.  Because there is no public trading market for Grab Holdings, Inc.’s ordinary shares and because Grab does not prepare its financial statements in accordance with GAAP or file its financial statements with the SEC or another securities regulatory body, we relied on the most current information available to assess the fair market value of Grab Holdings, Inc.’s ordinary shares. We determined the value of the perpetual license received under the OpenTerra intellectual property rights assigned to Grab based upon the discounted estimated future cash flows to be received associated with the license.
We recorded a $6.2 million non-marketable equity investment in Grab Holdings, Inc. (see Note 4) and an $800,000 capitalized software asset representing the perpetual license received, and we recognized a gain on the sale of $45,000. The non-marketable equity investment and capitalized software are recorded in Other assets and Property and equipment net, respectively, on our condensed consolidated balance sheet, and the gain on sale is recorded as other income in our condensed consolidated statement of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that we based on our beliefs and assumptions and on information currently available to us. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future results of operations, accounting for and future sources of revenue, expectations regarding expenses, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, retention and expansion of existing customer relationships and the effects of competition. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Forward-looking statements represent our beliefs and assumptions only as of the date of this Form 10-Q. Except as required by law, we assume no obligation to update these forward-looking statements, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. You should read this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect.
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
In this Form 10-Q, “we,” “us,” “our,” the “Company” and “Telenav” refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2019 as “fiscal 2019,” the fiscal year ending June 30, 2020 as “fiscal 2020” and the fiscal year ending June 30, 2021 as “fiscal 2021.”
Overview
Telenav is a leading provider of location-based products and services for connected cars. We utilize our connected car platform to deliver these products and services. Our connected car platform allows us to deliver enhanced location-based navigation services to automobile manufacturers and tier one suppliers, or tier ones. In addition, as discussed below, until August 2019, we utilized our advertising platform, which we refer to as our Ads Business, to deliver highly targeted advertising services to advertisers and advertising agencies by leveraging our location expertise. We reported results through June 30, 2019 in three business segments: automotive, advertising and mobile navigation. Commencing with the three months ended September 30, 2019, we report results in a single segment, automotive. Our mobile navigation services business, which generates revenue from our partnerships with wireless carriers that sell our navigation services to their subscribers, represented less than 5% of total revenue for the three and nine months ended March 31, 2020 and we expect the business to continue to decline. Our chief executive officer, or CEO, who is the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation business with the automotive business in a single segment.
We derive revenue primarily from automobile manufacturers and tier ones whose vehicles or systems incorporate our proprietary personalized navigation and connected car software products and services. These manufacturers and tier ones generally do not provide us with any volume or revenue guarantees.
We offer four variations of our connected car products and services to our automobile manufacturer and tier one customers for distribution with their vehicles and systems. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. Second, we offer advanced navigation solutions that contain on-board functionality and also add cloud functionality, such as cloud search, cloud routing, map updates and “live” data. We refer to these solutions as hybrid navigation. Third, we offer mobile phone-based navigation solutions that run on the phone and provide an interactive map and navigation instructions to the vehicle's video screen and audio system, which we refer to as brought-in navigation. Finally, we offer a software development kit, or SDK, that enables our customers to add mapping and location capabilities to their cloud, mobile and on-board automotive applications. We believe our history as a supplier of cloud-based navigation services combined with our proven track record of delivering navigation solutions to three of the top five global automobile manufacturers provides us a unique advantage in the automotive navigation marketplace over our competitors.
We provide our automotive navigation products and services to automobile manufacturers such as Ford Motor Company and affiliated entities, or Ford, which represented 46% of our revenue in the nine months ended March 31, 2020, General Motors Holdings and its affiliates, or GM, which represented 31% of our revenue in the nine months ended March 31, 2020, and Toyota Motor Corporation, or Toyota. We also provide our products and services indirectly through tier ones such as Xevo Inc., or Xevo, for certain Toyota solutions, LG Electronics, Inc., or LG, for certain Opel Automobile GmbH, or Opel, solutions and Panasonic Automotive Systems Company of America, or Panasonic, for certain Fiat Chrysler Automobiles, or FCA, solutions.
We generate product revenue from the delivery of customized software and royalties we receive from the distribution of this customized software in certain automotive navigation applications, map updates to the software and customized software development. We generate services revenue from brought-in automotive navigation solutions and mobile navigation services.
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
For its hybrid navigation solutions, GM pays us a royalty fee as the SD card is shipped for installation in vehicles; this royalty includes a fee for the initial connected service to be provided once the vehicle is sold. GM will pay us an additional service fee for connected solution subscriptions for each end user that elects to renew its OnStar Connected Navigation or Connected Navigation subscription with GM.
Through August 2019, we generated services revenue from our Ads Business through the delivery of advertising impressions based on the specific terms of the advertising contract. In August 2019, we sold the Ads Business to inMarket Media, LLC, which we refer to as inMarket. inMarket acquired substantially all of the assets and assumed certain liabilities related to and used in the Ads Business. In exchange, inMarket issued to Telenav limited-liability units of inMarket representing a 14.5%-member interest in inMarket at the time of closing of the inMarket Transaction. In addition, inMarket granted to us a perpetual, non-exclusive, irrevocable, royalty-free, license back to the software and other intellectual property rights being assigned to inMarket as part of the inMarket Transaction. For the three and nine months ended March 31, 2020 and for all prior comparative periods, we reported the operating results of the Ads Business and the loss on its sale as discontinued operations in our condensed consolidated financial statements.
In August 2019, we entered into certain agreements with affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, including: (i) a services agreement pursuant to which we agreed to provide certain services to Grab through certain of our employees designated to work on our OpenTerra Platform; (ii) a license agreement pursuant to which we granted to Grab a perpetual license to certain intellectual property associated with the OpenTerra Platform; and (iii) an asset purchase agreement pursuant to which Grab agreed to purchase certain intellectual property associated with the OpenTerra Platform to Grab, subject to certain customary closing conditions, and facilitated offers for employment or consulting arrangements by Grab to certain of our OpenTerra employees. The transactions contemplated by the services agreement, license agreement and asset purchase agreement together comprise the “Grab Transaction.” The consideration for the services agreement, license agreement and asset purchase agreement was a mix of cash and Grab Holdings, Inc. ordinary shares. We completed the asset sale to Grab on January 1, 2020. See Note 13 to our condensed consolidated financial statements.
For a discussion of trends, uncertainties and other factors that could impact our business, financial condition and operating results, see the section entitled "Risk Factors" in Part II, Item 1A, which is incorporated herein by reference.

Impact of coronavirus (COVID-19) pandemic
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus first identified in China in late 2019 (COVID-19) as a pandemic, which continues to spread throughout the U.S. and the world. In response, businesses and governments, including businesses and the federal and state governments in the U.S., have implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. These measures have impacted and will continue to impact our workforce and operations, and those of our customers and vendors. As such, we expect the impact to our business and results of operations to be significant, and to continue for some period.
Our top priority is the health and safety of our employees and their families, as well as our automobile manufacturer customers and tier one partners. Despite the challenges we and our suppliers and partners face, we believe we will be able to continue to deliver our personalized navigation and connected car software products and services to our customers and partners, without compromising our employees’ safety. Like many companies, we have put in place work-from-home procedures, which we expect to continue to maintain. We believe our employees have the necessary tools and technology to remain connected and productive while working from home offices around the world. We believe these cumulative efforts should allow us to continue to deliver our products and services.
However, the COVID-19 outbreak has caused and will continue to cause disruption to our business operations that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. In addition, public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses worldwide to mitigate its spread have contributed to a general, significant and continuing downturn in the global economy. The shutdowns announced late in our quarter ended March 31, 2020 of manufacturing operations by Ford, GM and other automobile manufacturer partners did not have a substantial impact to our financial results for the quarter. However, we anticipate that COVID-19 will have a direct impact on the demand for our products and on our operating results in the three months ending June 30, 2020 and beyond. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and we cannot predict.
Our revenue and prospects for continued business directly depend upon the volume of new vehicles being produced by Ford, GM, Toyota and others. The COVID-19 outbreak, related adverse public health developments and prospects for a global recession have directly impacted the businesses of our automobile manufacturer partners, such as GM, Ford, Toyota and others. The recently announced shutdowns of manufacturing operations by Ford, GM and our other automobile manufacturer partners will decrease our revenue, operating results, financial condition and cash flows while they continue and until our automobile manufacturer partners resume full production. In addition, a sustained economic recession will negatively impact demand for new vehicles, even when production resumes. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. In light of the COVID-19 pandemic and likely economic recession, demand forecasts from our automobile manufacturer partners are likely to be revised and may not be reliable indicators of actual future production. Our outlook remains uncertain in the immediate to short term as we cannot predict when that resumption of production may occur, and at what level our partners may resume production. Once production does resume, it is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the COVID-19 shutdown. As a result, it may be difficult for us to forecast our revenue and to adjust costs appropriately if customer demand forecasts are inaccurate. For these reasons, we determined not to provide public guidance to investors concerning our forecasted operating results for the quarter ending June 30, 2020.
In the short to medium-term, we may benefit from cost savings, including reduced growth in employee compensation costs primarily due to slower hiring, reductions in travel and employee-related expenses as our sales and marketing activities shift from an in-person to an online format and other factors associated with our work-from-home procedures. We anticipate a slight increase in overall aging of accounts receivable; however, we do not expect to be negatively impacted by a material increase in our allowance for doubtful accounts. Although we expect to manage our operating expenses closely, we expect to continue to use our cash to make investments in companies where we believe they present opportunities for synergies across our product offering or to expand our technology and in-car commerce ecosystem and to continue to develop our products for future automobile model years.
Over the longer term, once meaningful manufacturing production has resumed, we believe there may be new opportunities with our existing OEM partners to increase the lifetime value of our existing programs. However, there are many uncertainties, and we expect to see continued impact from the COVID-19 pandemic in future periods. In addition to the aforementioned uncertainties in the auto industry, changes in how we and companies worldwide conduct business, including but not limited to restrictions on travel and in-person meetings, may cause increasing disruption in the timing and results of our product development and sales and marketing initiatives. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
See “Risk Factors" in Part II, Item 1A for further discussion of the potential impact of COVID-19 and its related public health measures on our business.
Key operating and financial performance metrics
We monitor the key operating and financial performance metrics set forth in the tables below to help us evaluate growth trends, establish budgets, measure the effectiveness of our sales and marketing efforts and assess our operational efficiencies. Certain of these measures such as billings, changes in deferred revenue and deferred costs, adjusted earnings before interest, taxes, depreciation and amortization, or adjusted EBITDA and free cash flow are not measures we calculated in accordance with U.S. generally accepted accounting principles, or GAAP, and you should not consider them as an alternative to any measure of financial performance we calculated and presented in accordance with GAAP. In addition, these non-GAAP measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do.
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue	$64,496	$48,540	$205,000	$144,952
Revenue from Ford as a percentage of total revenue	48%	59%	46%	64%
Revenue from GM as a percentage of total revenue	39%	21%	31%	19%
Billings (Non-GAAP)	$63,527	$64,587	$213,067	$174,233
Billings to Ford as a percentage of total billings (Non-GAAP)	48%	59%	44%	60%
Billings to GM as a percentage of total billings (Non-GAAP)	38%	22%	31%	21%
Increase (decrease) in deferred revenue	$(969)	$16,047	$8,067	$29,281
Increase in deferred costs	$935	$6,894	$2,896	$13,934
Gross profit	$28,973	$21,091	$98,904	$61,055
Gross margin	45%	43%	48%	42%
Income (loss) from continuing operations	$(733)	$(5,534)	$12,361	$(15,737)
Net income (loss)	$(733)	$(7,481)	$8,319	$(19,632)
Diluted income (loss) from continuing operations per share	$(0.02)	$(0.12)	$0.25	$(0.35)
Diluted net income (loss) per share	$(0.02)	$(0.16)	$0.17	$(0.43)
Adjusted EBITDA (Non-GAAP)	$1,575	$(3,267)	$18,417	$(8,161)
Net cash provided by operating activities	$7,168	$1,230	$41,681	$6,189
Free cash flow (Non-GAAP)	$6,926	$719	$40,361	$5,233

Gross margin is our gross profit, or total revenue less cost of revenue, which we express as a percentage of our total revenue. Our gross margin has been and will continue to be impacted by the increasing percentage of our revenue base we derive from automotive navigation solutions, which generally have higher associated third-party content costs than our mobile navigation offerings provided through wireless carriers.
Billings equals revenue we recognize plus the change in deferred revenue from the beginning to the end of the applicable period. We have also provided a breakdown of the calculation of the change in deferred revenue, which we add to revenue in calculating our non-GAAP billings metric. In connection with our presentation of the change in deferred revenue, we have provided a similar presentation of the change in the related deferred costs. We include in such deferred costs primarily costs associated with third-party content and certain development costs associated with our customized software solutions whereby we earn customized engineering fees. As we enter into more hybrid and brought-in navigation programs, deferred revenue and deferred costs become larger components of our operating results, so we believe these metrics are useful in evaluating cash flows.

We consider billings to be a useful metric for management and investors because billings drive revenue and deferred revenue, which is an important indicator of our business. There are a number of limitations related to the use of billings versus revenue calculated in accordance with GAAP. First, we include in billings amounts that we have not yet recognized as revenue. For example, we cannot fully recognize billings related to certain brought-in solutions as revenue in a given period due to requirements for ongoing map updates and provisioning of services such as hosting, monitoring, customer support and, for certain customers, additional period content and associated technology costs. Second, we may calculate billings in a manner that is different from peer companies that report similar financial measures, making comparisons between companies more difficult. When we use this measure, we attempt to compensate for these limitations by providing specific information regarding billings and how they relate to revenue calculated in accordance with GAAP.
We measure adjusted EBITDA, a non-GAAP financial measure, as our GAAP net loss adjusted for discontinued operations and from which we exclude the impact of stock-based compensation expense, depreciation and amortization, other income (expense), net, provision (benefit) for income taxes, and other applicable items such as legal settlements and contingencies and merger and acquisition, or M&A, transaction expenses, net of tax. Stock-based compensation expense relates to equity incentive awards which we grant to our employees, directors, and consultants. Legal settlements and contingencies represent settlements, offers we made to settle, or loss accruals relating to litigation or other disputes in which we are a party or the indemnitor of a party. M&A transaction expenses relate primarily to costs associated with transactions, such as the inMarket Transaction and the Grab Transaction.
Adjusted EBITDA, while generally a measure of profitability, can also represent a loss. Adjusted EBITDA is a key measure we use to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, we believe that the exclusion of the expenses we eliminate in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA generally provides useful information to investors and others in understanding and evaluating our operating results in the same manner as we do.
Free cash flow is a non-GAAP financial measure we define as net cash provided by (used in) operating activities less purchases of property and equipment. We consider free cash flow to be a liquidity measure that provides useful information to management and investors about the amount of cash (used in) generated by our business after purchases of property and equipment.
These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as substitutes for our financial results as reported under GAAP. Some of these limitations are:

•
we expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support; accordingly, deferred costs do not reflect all costs associated with billings;

•
we may have to replace in the future assets being depreciated and amortized, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;

•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDAs does not reflect the use of cash for net share settlements of RSUs;

•	adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and

•	other companies may calculate adjusted EBITDA, free cash flow or similarly titled measures differently, which reduces the usefulness of these measures as a comparison.
Because of these and other limitations, you should consider billings, adjusted EBITDA and free cash flow alongside other GAAP-based financial performance measures.
We reconcile the most directly comparable GAAP financial measure to each non-GAAP financial metric used. We present the following table reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, net loss to adjusted EBITDA, and net loss and net cash flow used in operating activities to free cash flow for each of the periods indicated (dollars in thousands):

Reconciliation of Revenue to Billings

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue	$64,496	$48,540	$205,000	$144,952
Adjustments:
Change in deferred revenue	(969)	16,047	8,067	29,281
Billings	$63,527	$64,587	$213,067	$174,233

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Deferred revenue, end of period	$143,202	$103,819	$143,202	$103,819
Deferred revenue, beginning of period	144,171	87,772	135,135	74,538
Change in deferred revenue	$(969)	$16,047	$8,067	$29,281

Deferred costs, end of period	$82,698	$72,359	$82,698	$72,359
Deferred costs, beginning of period	81,763	65,465	79,802	58,425
Change in deferred costs(1)	$935	$6,894	$2,896	$13,934

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

Reconciliation of Revenue to Billings - Ford and GM

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenue from Ford	$30,777	$28,838	$94,241	$92,162
Adjustments:
Change in deferred revenue attributed to Ford	(548)	9,168	(1,145)	12,259
Billings to Ford	$30,229	$38,006	$93,096	$104,421
Billings to Ford as a percentage of total billings	48%	59%	44%	60%

Revenue from GM	$25,415	$10,196	$64,574	$27,178
Adjustments:
Change in deferred revenue attributed to GM	(1,012)	3,743	1,629	9,200
Billings to GM	$24,403	$13,939	$66,203	$36,378
Billings to GM as a percentage of total billings	38%	22%	31%	21%

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$(733)	$(7,481)	$8,319	$(19,632)
Loss on discontinued operations	—	1,947	4,042	3,895
Income (loss) from continuing operations	(733)	(5,534)	12,361	(15,737)
Adjustments:
Legal settlement and contingencies	—	—	—	650
Stock-based compensation expense	1,959	1,688	5,189	5,611
Depreciation and amortization expense	829	966	2,685	2,982
Other income, net	(1,088)	(581)	(2,245)	(2,703)
Provision for income taxes	505	194	1,121	1,036
Equity in net (income) loss of equity method investees	103	—	(694)	—
Adjusted EBITDA	$1,575	$(3,267)	$18,417	$(8,161)

Reconciliation of Net Income (Loss) to Free Cash Flow

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$(733)	$(7,481)	$8,319	$(19,632)
Loss on discontinued operations	—	1,947	4,042	3,895
Income (loss) from continuing operations	(733)	(5,534)	12,361	(15,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in deferred revenue (1)	(994)	16,047	8,042	29,281
Change in deferred costs (2)	(963)	(6,894)	(2,924)	(13,934)
Changes in other operating assets and liabilities	11,904	(5,019)	20,626	(717)
Other adjustments (3)	(2,046)	2,630	3,576	7,296
Net cash provided by operating activities	7,168	1,230	41,681	6,189
Less: Purchases of property and equipment	(242)	(511)	(1,320)	(956)
Free cash flow	$6,926	$719	$40,361	$5,233

(1) Consists of product royalties, customized software development fees, service fees and subscription fees.
(2) Consists primarily of third-party content costs and customized software development expenses.
(3) Consist primarily of depreciation and amortization, stock-based compensation expense and other non-cash items.

Key components of our results of operations
Sources of revenue
Overview. We classify our revenue as either product or services revenue. Product revenue consists primarily of revenue we receive from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, map updates to the software and customized software development. Services revenue consists primarily of revenue we derive from our brought-in automotive navigation services and the cloud functionality included in our hybrid automotive solutions.
Commencing July 1, 2019, we operate in a single segment, automotive. Our CEO, who is the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation services business with the automotive business in a single segment.
In the nine months ended March 31, 2020 and 2019, revenue from Ford represented 46% and 64% of our total revenue, respectively, and revenue from GM comprised 31% and 19% of total revenue, respectively.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On March 28, 2018, we entered into an amendment with Ford that extends the term of the agreement from December 31, 2018 to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next-generation navigation solution in North America, subject to certain conditions. The terms of this next-generation navigation solution were embodied in an amendment executed in December 2018. With respect to North America production, this amendment extended the term of the agreement to December 31, 2022, which term Ford may further extend at its option subject to certain conditions. We were not awarded the contracts for Europe, South America and Australia and New Zealand. Garmin announced in January 2020 that it had entered into a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. A substantial portion of our revenue, and, to a lesser extent, gross profit, is impacted by the underlying licensed content cost negotiated through HERE North America, LLC, or HERE, and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers.
Our contract with GM includes the provision of our on-board, hybrid, and brought-in navigation solutions across a wide assortment of GM vehicles. Our mobile navigation SDK powers GM’s branded mobile and web-based applications and is covered under a services agreement that was entered into June 13, 2014 and extended to December 31, 2019. In November 2019, the term of this agreement was extended to December 31, 2020. Our on-board and hybrid navigation solutions for GM are covered under a product and services agreement that became effective February 1, 2017. These solutions began shipping in a limited number of vehicles beginning with model year 2017 and currently are gradually expanding across additional regions and models. In May 2017, additional vehicles through model year 2025 were added to this products and services agreement, which terminates on December 31, 2026. On September 5, 2019, GM announced that it intended to utilize Google Auto Services, or GAS, solutions on certain models beginning with model year 2022.
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
We generally earn royalties for on-board navigation solutions at various points in time, depending upon the individual customer agreement. We earn each royalty upon either the re-imaging of the software on each individual memory card or the time at which each vehicle is produced.
We recognize revenue from on-board automotive navigation solutions upon transfer of control of the customized software and any associated integrated content together forming a distinct performance obligation. Transfer of control generally occurs at a point in time upon acceptance. We recognize any royalties for the use of distinct software combined with integrated content, with an allocation of the transaction price based on the relative standalone selling price, or SSP, of map updates, specified upgrades, and other services as applicable, at the later of when we earn the royalties or when we transfer control of the related performance obligation.
For hybrid automotive solutions, we generally recognize as product revenue the transaction price we allocated to the on-board component as described above, and we generally recognize as services revenue the transaction price allocated to the included cloud functionality based on SSP. Since the on-board software is still the predominant item in the hybrid solution, the royalties recognition guidance applies as it does for on-board navigation solutions described above. Our brought-in automotive navigation solutions as described below are subject to variable consideration and constraint guidance.
We primarily derive our product revenue from Ford from Ford’s SYNC 3 on-board solutions. In each geography where we provide navigation products to it, Ford also provides a map update program under which Ford owners in North America, South America, China and Europe with SYNC 3, and in Australia and New Zealand with SYNC 2 or SYNC 3, are eligible to receive annual map updates at no additional cost through the applicable contractual period. We earn an annual compilation fee and a per unit fee for these updates included in the pricing arrangement. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
We also have agreements with GM. In February 2017, GM launched its first model featuring integration of our hybrid navigation solution in North America, the 2017 Cadillac CTS and CTS-V. Our solution is currently available in North America on select 2020 models of Cadillac, GMC, Chevrolet and Buick. GM has also launched vehicles with our hybrid navigation solution in China and the Middle East. Our on-board and connected navigation solution is scheduled to become available in additional regions and GM models for model years 2021 through 2025. We anticipate that we will continue to depend on GM for a material portion of our revenue for the foreseeable future.
We provide entry level on-board navigation through LG, a tier one supplier for the Opel and Vauxhall line of vehicles, for the European market. This solution launched in Opel’s Adam, Corsa, Karl and Zafira model vehicles in July 2017. We expect these products to be made available in other select vehicles for model years 2020 to 2022. We continue to engage in development of similar solutions for Opel and Vauxhall vehicles.
We recognized product revenue over time under the Grab Transaction as the software development occurred and Grab obtained control as the software was modified and enhanced. We recognized services revenue for implementation services as they were performed, and we recognize software support and maintenance over the term of the obligation. The asset sale to Grab was completed on January 1, 2020. See Note 13 to our condensed consolidated financial statements.
Services revenue. We derive services revenue primarily from our brought-in automotive navigation solutions and, to a lesser extent, from the cloud functionality that is a component of our hybrid automotive navigation solutions as discussed above. Royalties for brought-in navigation solutions are earned upon vehicle sales reporting or upon initial usage by the end user.
Since these contracts typically contain a substantial amount of variable consideration that we are required to estimate and include in the transaction price, we include in the transaction price only variable consideration such that it is probable that a risk of significant revenue reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate total variable consideration to be received at contract inception and we update this estimate at each reporting date. We utilize the expected value method and consider expected unit volume combined with a risk-based probability based on factors including, but not limited to: model year cycles, customer history, technology life cycles, nature of competition and other contract-specific factors. Because customers of our brought-in automotive navigation solutions simultaneously receive and consume the benefit from our performance, we recognize revenue ratably over the period the services obligation is expected to be fulfilled, generally 8 to 12 years, as this provides a faithful depiction of the transfer of control.
In October 2017, we amended our agreement with Ford to provide certain connected services for SYNC 3 in North America, Europe and China. Ford launched connected search across various model year 2018 SYNC 3 vehicles in North America using its FordPassTM and Lincoln WayTM mobile applications. The vast majority of Ford vehicles with SYNC 3 produced in North America and Europe during the three months ended March 31, 2020 were capable of providing connected services.
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
During the fourth quarter of fiscal 2019, Telenav entered into an amended agreement with Xevo. The amended agreement provided a one-time $17.0 million cash pre-payment in the first quarter of fiscal 2020 in exchange for removing a contractual minimum unit commitment that otherwise would have resulted in a payment to us in fiscal 2027. We recorded the receivable as deferred revenue in the fourth quarter of fiscal 2019, and we are recognizing it as revenue over future periods. We expect our contract with Xevo relating to the implementation of our solutions in Toyota and Lexus vehicles to remain in place through 2026, and we are exploring additional opportunities with Xevo and Toyota as well.
We generate mobile navigation revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. We include mobile navigation revenue with automotive revenue for all periods presented.
Revenue concentrations. We generated 72% and 81% of our revenue in the United States in the nine months ended March 31, 2020 and 2019, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer’s or tier one’s United States’ entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries. For example, in fiscal 2017 Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint venture in China.
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

We capitalize and defer recognition of certain third-party, royalty-based content costs associated with the fulfillment of future automotive product and services obligations, and we recognize these deferred content costs as cost of revenue as we transfer control of the related performance obligation. We recognize the deferred revenue and related deferred costs as we transfer control of the related performance obligation. As such, we will also incur ongoing costs of revenue for network operations, hosting and data center, customer service support, and other related costs over time.

We also capitalize and defer recognition of certain costs, primarily payroll and related compensation and benefits expense, of customized software we develop for customers. We begin deferring development costs when they relate directly to a contract or specific anticipated contract and we incur such costs to satisfy performance obligations in the future, provided we expect to recover such costs. We recognize these deferred software development costs as cost of revenue upon transfer of control of the associated performance obligation.
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

Operating expenses
We generally classify our operating expenses into three categories: research and development, sales and marketing and general and administrative. Our operating expenses consist primarily of personnel costs, which include salaries, bonuses, payroll taxes, employee benefit costs and stock-based compensation expense. Other expenses include third-party contractor and temporary staffing services, legal, audit, tax consulting and other professional service fees, facilities-related costs including rent expense and marketing program costs. We allocate stock-based compensation expense resulting from the amortization of the fair value of stock-based awards granted based on the department in which the award holder works. We allocate overhead, such as rent and depreciation, to each expense category based on headcount. In addition, when we incur legal settlements, make offers to settle contingencies or accrue losses relating to litigation or other disputes in which we are a party, or the indemnitor of a party, we classify such operating expense amounts separately as legal settlements and contingencies.
Research and development. Research and development expenses consist primarily of personnel costs for our development and product management employees and related costs of outside consultants and temporary staffing. We have focused our research and development efforts on improving the ease of use and functionality of our existing products and services, as well as developing new products and services. In addition to our U.S. employee base, a significant number of our research and development employees are located in our development centers in China and Romania; as a result, a portion of our research and development expense is subject to changes in foreign exchange rates, notably the Chinese Renminbi, or RMB, the Romanian Leu, or RON, and the Euro.
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
Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned in foreign jurisdictions, foreign withholding taxes, and changes to our tax reserves. Our effective tax rate could fluctuate significantly from period to period, particularly in those periods in which we incur losses, due to our inability to benefit from net operating losses since we are not likely to realize the tax assets due to the lack of current and forecasted future income. For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, we utilize the actual tax expense as the estimate. Furthermore, on a quarterly basis our tax rates can fluctuate due to changes in our tax reserves resulting from the settlement of tax audits or the expiration of the statute of limitations. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as the expiration and retroactive reinstatement of tax holidays.
Equity in net income of equity method investees. Equity in net income of equity method investees includes our proportionate share of equity in our non-marketable equity investments.

Critical accounting policies and estimates
We prepare our condensed consolidated financial statements in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. In other cases, we exercise judgment in selecting among available alternative accounting policies that allow different accounting treatment for similar transactions. The preparation of condensed consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial condition, results of operations and cash flows will be affected.

There have been no material changes in our critical accounting policies and estimates during the nine months ended March 31, 2020 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Annual Report on Form 10-K for fiscal 2019, except as described in Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”

Results of operations
The following tables set forth our results of operations for the three and nine months ended March 31, 2020 and 2019, as well as a percentage that each line item represents of our total revenue for those periods. We use the additional key metrics presented above in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,		Nine Months Ended March 31,
Consolidated Statements of Operations Data	2020	2019	2020	2019
	(in thousands)
Revenue:
Product	$52,106	$41,723	$169,639	$124,050
Services	12,390	6,817	35,361	20,902
Total revenue	64,496	48,540	205,000	144,952
Cost of revenue:
Product	27,664	23,532	86,087	72,135
Services	7,859	3,917	20,009	11,762
Total cost of revenue	35,523	27,449	106,096	83,897
Gross profit	28,973	21,091	98,904	61,055
Operating expenses:
Research and development	21,617	19,322	61,997	55,580
Sales and marketing	2,166	2,167	6,246	5,535
General and administrative	6,403	5,523	20,118	16,694
Legal settlements and contingencies	—	—	—	650
Total operating expenses	30,186	27,012	88,361	78,459
Income (loss) from operations	(1,213)	(5,921)	10,543	(17,404)
Other income, net	1,088	581	2,245	2,703
Income (loss) from continuing operations before provision for income taxes	(125)	(5,340)	12,788	(14,701)
Provision for income taxes	505	194	1,121	1,036
Equity in net (income) loss of equity method investees	103	—	(694)	—
Income (loss) from continuing operations	(733)	(5,534)	12,361	(15,737)
Loss on discontinued operations	—	(1,947)	(4,042)	(3,895)
Net income (loss)	$(733)	$(7,481)	$8,319	$(19,632)

	(as a percentage of revenue)
Revenue:
Product	81%	86%	83%	86%
Services	19%	14%	17%	14%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	43%	49%	42%	50%
Services	12%	8%	10%	8%
Total cost of revenue	55%	57%	52%	58%
Gross profit	45%	43%	48%	42%
Operating expenses:
Research and development	34%	40%	30%	38%
Sales and marketing	3%	4%	3%	4%
General and administrative	10%	11%	10%	12%
Legal settlements and contingencies	—%	—%	—%	—%
Total operating expenses	47%	55%	43%	54%
Income (loss) from operations	(2)%	(12)%	5%	(12)%
Other income, net	2%	1%	1%	2%
Income (loss) from continuing operations before provision for income taxes	—%	(11)%	6%	(10)%
Provision for income taxes	1%	—%	—%	1%
Equity in net (income) loss of equity method investees	—%	—%	—%	—%
Income (loss) from continuing operations	(1)%	(11)%	6%	(11)%
Loss on discontinued operations	—%	(4)%	(2)%	(3)%
Net income (loss)	(1)%	(15)%	4%	(14)%

Comparison of the three and nine months ended March 31, 2020 and 2019
Revenue, cost of revenue and gross profit.
Revenue. Product revenue increased 25% to $52.1 million in the three months ended March 31, 2020 from $41.7 million in the three months ended March 31, 2019, and increased 37% to $169.6 million in the nine months ended March 31, 2020 from $124.1 million in the nine months ended March 31, 2019. The increase in product revenue for the comparable three and nine months was due primarily to an increase in customized software development revenue of $5.0 million and $20.9 million, respectively, resulting from increased product development and, in the comparable nine months, product associated with Grab, and an increase in royalty revenue of $5.6 million and $20.3 million, respectively, resulting primarily from an overall higher volume of automotive navigation units. In addition, the increase in the comparable nine months was driven by an increase in map update revenue of $4.4 million. Services revenue increased 82% to $12.4 million in the three months ended March 31, 2020 from $6.8 million in the three months ended March 31, 2019, and increased 69% to $35.4 million in the nine months ended March 31, 2020 from $20.9 million in the nine months ended March 31, 2019. The increase in services revenue for the comparable three and nine months was due primarily to increased revenue from our brought-in automotive solutions.
Cost of revenue. Our cost of product revenue increased 18% to $27.7 million in the three months ended March 31, 2020 from $23.5 million in the three months ended March 31, 2019, and increased 19% to $86.1 million in the nine months ended March 31, 2020 from $72.1 million in the nine months ended March 31, 2019. The increase in the comparable three and nine months was due primarily to increased third-party content costs associated with increased automotive navigation unit volume and, in the comparable nine months, increased map update revenue. Our cost of services revenue increased 101% to $7.9 million in the three months ended March 31, 2020 from $3.9 million in the three months ended March 31, 2019, and increased 70% to $20.0 million in the nine months ended March 31, 2020 from $11.8 million in the nine months ended March 31, 2019. The increase in the comparable three and nine months was due primarily to an increase in content costs associated with increased revenue from brought-in solutions. The increase in total cost of revenue of $8.1 million and $22.2 million in the comparable three and nine months, respectively, was due primarily to an increase in third-party content costs of $6.0 million and $18.7 million, respectively, and to a lesser extent an increase in deferred development costs recognized.
Gross profit. Our gross profit increased 37% to $29.0 million in the three months ended March 31, 2020 from $21.1 million in the three months ended March 31, 2019, and increased 62% to $98.9 million in the nine months ended March 31, 2020 from $61.1 million in the nine months ended March 31, 2019. Our gross margin increased to 45% in the three months ended March 31, 2020 from 43% in the three months ended March 31, 2019 and increased to 48% in the nine months ended March 31, 2020 from 42% in the nine months ended March 31, 2019. The increase in gross margin for the comparable three and nine months was due primarily to a significantly higher margin earned on customized software development revenue. The increase in gross margin for the comparable nine months was partially offset by a decrease in gross margin resulting from increased map update revenue, which carries a higher relative cost and lower gross margin.
Revenue concentrations. In the three months ended March 31, 2020 and 2019, revenue from Ford represented 48% and 59% of our total revenue, respectively, and revenue from GM comprised 39% and 21% of our total revenue, respectively. In the nine months ended March 31, 2020 and 2019, revenue from Ford represented 46% and 64% of our total revenue, respectively, and revenue from GM comprised 31% and 19% of our total revenue, respectively. In the three and nine months ended March 31, 2020, revenue from Grab represented less than 10% and 10% of our total revenue, respectively.
We primarily sell our services in the United States. In the three months ended March 31, 2020 and 2019, revenue derived from U.S. sources represented 82% and 77% of our total revenue, respectively. In the nine months ended March 31, 2020 and 2019, revenue derived from U.S. sources represented 72% and 81% of our total revenue, respectively.
Operating expenses
Our total operating expenses increased 12% to $30.2 million in the three months ended March 31, 2020 from $27.0 million in the three months ended March 31, 2019, and increased 13% to $88.4 million in the nine months ended March 31, 2020 from $78.5 million in the nine months ended March 31, 2019. The increase in the comparable three and nine months was due primarily to an increase in payroll and related compensation and benefits expense and an increase in outside consulting services.
Research and development. Our research and development expenses increased 12% to $21.6 million in the three months ended March 31, 2020 from $19.3 million in the three months ended March 31, 2019, and increased 12% to $62.0 million in the nine months ended March 31, 2020 from $55.6 million in the nine months ended March 31, 2019. The increase in the comparable three and nine months was due primarily to increases in payroll and related compensation and benefits expense of

$1.3 million and $5.3 million, respectively, hardware and software expenses of $1.7 million and $1.5 million, respectively, and outside consulting services of $0.2 million and $1.9 million, respectively. The increase in the comparable three and nine months was partially offset by a decrease of $0.6 million and $1.5 million, respectively, primarily as a result of increased use of personnel for software maintenance reclassified to cost of services revenue in the three and nine months ended March 31, 2020. In addition, the increase in the comparable nine months was partially offset by a decrease of $1.5 million as a result of higher capitalized deferred development costs. As a percentage of revenue, research and development expenses decreased to 34% in the three months ended March 31, 2020 from 40% in the three months ended March 31, 2019, and decreased to 30% in the nine months ended March 31, 2020 from 38% in the nine months ended March 31, 2019. The total number of research and development personnel increased slightly to 605 at March 31, 2020 from 601 at March 31, 2019. We believe that as we deliver our contracted customer requirements for our automotive customers and establish relationships with new automobile manufacturers and tier ones, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses were comparable at $2.2 million in the three months ended March 31, 2020 and 2019, and increased 13% to $6.2 million in the nine months ended March 31, 2020 from $5.5 million in the nine months ended March 31, 2019. The increase in the comparable nine months was due primarily to an increase in payroll and related compensation and benefits expense of $0.7 million and outside consulting services of $0.2 million, partially offset by a decrease in marketing and travel-related expenses of $0.2 million. As a percentage of revenue, sales and marketing expenses were 3% in the three and nine months ended March 31, 2020 and 4% in the three and nine months ended March 31, 2019. The total number of sales and marketing personnel was 22 at March 31, 2020 and 2019.
General and administrative. Our general and administrative expenses increased 16% to $6.4 million in the three months ended March 31, 2020 from $5.5 million in the three months ended March 31, 2019, and increased 21% to $20.1 million in the nine months ended March 31, 2020 from $16.7 million in the nine months ended March 31, 2019. The increase in the comparable three and nine months was due primarily to an increase in payroll and related compensation and benefits expense of $0.8 million and $2.0 million, respectively, and, in the comparable nine months, an increase in outside consulting services of $0.8 million. As a percentage of revenue, general and administrative expenses decreased to 10% in the three months ended March 31, 2020 from 11% in the three months ended March 31, 2019, and decreased to 10% in the nine months ended March 31, 2020 from 12% in the nine months ended March 31, 2019. The total number of general and administrative personnel increased 15% to 63 at March 31, 2020 from 55 at March 31, 2019.
Other income, net. Our other income, net increased to $1.1 million in the three months ended March 31, 2020 compared to $0.6 million in the three months ended March 31, 2019, and decreased to $2.2 million in the nine months ended March 31, 2020 compared to $2.7 million in the nine months ended March 31, 2019. The increase in the comparable three months was due primarily to an increase in interest income of $0.3 million from short-term investments and non-marketable debt investments. The decrease in the comparable nine months was due primarily to the inclusion in the nine months ended March 31, 2019 of an unrealized gain of $1.3 million recorded on non-marketable equity investments resulting from a change in accounting for such investments due to our adoption of ASU 2016-01 effective July 1, 2018. This decrease was partially offset by an increase in interest income of $0.7 million in the nine months ended March 31, 2020.
Provision for income taxes. For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, actual tax expense or the “cutoff method” is utilized as the estimate.
Our provision for income taxes was $0.5 million in the three months ended March 31, 2020 compared to $0.2 million in the three months ended March 31, 2019, and $1.1 million in the nine months ended March 31, 2020 compared to $1.0 million in the nine months ended March 31, 2019. Our provision for income taxes of $1.1 million and $1.0 million in the nine months ended March 31, 2020 and 2019, respectively, was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions where we have profit. Our effective tax provision rate of 8% of income from continuing operations for the nine months ended March 31, 2020 was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to the application of the cutoff method to compute US taxes. Our effective tax provision rate of 7% of loss from continuing operations for the nine months ended March 31, 2019 was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since the tax assets are not likely to be realized due to the lack of current and forecasted future income. Although the total income tax provision did not change for the three and nine months ended March 31, 2019, taxes were allocated to discontinued operations in an amount equal to the difference between the tax originally computed on loss from operations and the tax recomputed on the amount of loss from continuing operations.
We anticipate that our foreign tax withholding obligations will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards.

We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of March 31, 2020 and June 30, 2019, our cumulative unrecognized tax benefits were $5.2 million and $4.6 million, respectively. Included in the balance of unrecognized tax benefits at March 31, 2020 and June 30, 2019 was $0.1 million and $0.1 million that if recognized, would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued zero for the payment of interest and penalties at March 31, 2020 and June 30, 2019.
We file income tax returns with the Internal Revenue Service, or IRS, California, various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open from fiscal 2017 for federal tax purposes, from fiscal 2014 in state jurisdictions, and from fiscal 2013 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
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
Equity in net income of equity method investee. Equity in net income of equity method investee for the three and nine months ended March 31, 2020 includes our proportionate share of equity in our non-marketable inMarket equity investment.
Loss on discontinued operations.
Our loss on discontinued operations of $4.0 million in the nine months ended March 31, 2020 consisted of income of $0.8 million from operations of our Ads Business offset by a loss of $4.9 million from the sale of our Ads Business in August 2019. Our loss from the sale of the Ads Business of $4.9 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $0.4 million comprising legal fees and third-party consulting fees associated with the inMarket Transaction.
Our loss on discontinued operations in the three and nine months ended March 31, 2019 consisted of a $1.9 million loss and a $3.9 million loss, respectively, from operations of our Ads Business.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for continuing operations for each of the periods set forth below (in thousands):

	Nine Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$41,681	$6,189
Net cash provided by (used in) investing activities	(46,378)	2,214
Net cash used in financing activities	(2,193)	(1,778)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(343)	(401)
Net increase (decrease) in cash, cash equivalents and restricted cash, continuing operations	$(7,233)	$6,224
At March 31, 2020, we had cash, cash equivalents and short-term investments of $123.7 million, which primarily consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper and U.S. treasury securities held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of March 31, 2020, our accounts receivable balance was $41.9 million, of which Ford and GM represented 43% and 37%, respectively.

Our future capital requirements will depend on many factors, including our ability to continue to increase our billings and control our expenses in fiscal 2020 and beyond, whether and when we return to profitability on a quarterly basis particularly in light of automobile manufacturing plant closures and the anticipated economic recession resulting from the COVID-19 pandemic, the timing and extent of expenditures to support development efforts, the extent of our research and development and sales and marketing activities and the size of our related headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, we expect to continue to use cash in operating activities in the remainder of fiscal 2020 due to automobile manufacturing plant closures and weak demand for new vehicles, and we may experience greater than expected cash usage in operating activities if revenue or collections are lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, on two of which we substantially depend for a large portion of our billings and revenue, limit or terminate our relationships with them, if those automobile manufacturer partners do not timely reopen automobile manufacturing plants or demand for new vehicles is weak due to COVID-19 related recessionary trends, we fail to successfully compete in our highly competitive market or our revenue falls more than we anticipate or does not grow as we expect or we are required to record losses related to our ownership interest in inMarket. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by operating activities. Net cash provided by operating activities was $41.7 million and $6.2 million in the nine months ended March 31, 2020 and 2019, respectively. Cash provided by or used in operating activities is affected by anticipated growth in our automotive business and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the nine months ended March 31, 2020, cash provided by operating activities was primarily the result of net income of $8.3 million, adjusted for loss from discontinued operations of $4.0 million, and non-cash charges for stock-based compensation of $5.2 million, depreciation and amortization of $2.7 million, operating lease amortization, net of accretion, of $2.2 million, partially offset by non-cash revenue of $5.8 million, and $25.7 million from changes in our operating assets and liabilities. In the nine months ended March 31, 2019, cash provided by operating activities was primarily the result of a net loss of $19.6 million, adjusted for loss from discontinued operations of $3.9 million, which was more than offset by non-cash charges for stock-based compensation of $5.6 million, depreciation and amortization of $3.0 million and $14.6 million from changes in our operating assets and liabilities.
Net cash provided by (used in) investing activities. Our investing activities (used) provided $(46.4) million and $2.2 million during the nine months ended March 31, 2020 and 2019, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the nine months ended March 31, 2020, cash used in investing activities was principally the result of purchases of short-term investments, net of proceeds from sales and maturities of $35.6 million, purchases of long-term investments of $9.5 million and purchases of property and equipment of $1.3 million. In the nine months ended March 31, 2019, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $3.2 million, partially offset by purchases of property and equipment of $1.0 million.
Net cash used in financing activities. During the nine months ended March 31, 2020 and 2019, our financing activities used cash of $2.2 million and $1.8 million, respectively. In the nine months ended March 31, 2020, we received cash of $8.4 million provided from the exercise of stock options, which was more than offset by repurchases of our common stock of $9.4 million and the utilization of $1.2 million for payment of tax withholdings related to net share settlements of RSUs. In the nine months ended March 31, 2019, we received cash of $1.4 million provided from the exercise of stock options, which was more than offset by repurchases of our common stock of $1.3 million and the utilization of $1.8 million for payment of tax withholdings related to net share settlements of RSUs.
Contractual obligations, commitments and contingencies
As of March 31, 2020, we had $22.6 million of future minimum non-cancelable financial commitments primarily related to office space under operating leases and license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within five years.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.
Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and financial markets, there have been no material changes in market risk from the information provided in our Annual Report on Form 10-K for fiscal 2019.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were not effective due to the existence of the material weaknesses in internal control over financial reporting described below.
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
In connection with the preparation of our quarterly financial statements for the three months ended December 31, 2019, we identified certain errors related to our revenue recognition for the Grab Transaction due to the complexity of evaluating the relationship of the various elements of the transaction that we had not identified timely and accounted for appropriately in our financial statements for the three months ended September 30, 2019 or the press release and related investor conference call and presentation regarding our results for the three and six months ended December 31, 2019, which we refer to as the “December 2019 Control Deficiency.”  Based on these findings, our management identified a material weakness in our review controls over unusual or non-recurring and significant transactions. Specifically, we had not designed our controls properly to provide reasonable assurance that we timely identify and assess the accounting implications of terms in unusual or non-recurring agreements.  Accordingly, our CEO and CFO concluded that, at December 31, 2019, our internal control over financial reporting was not effective.
A description of our remediation plans for the December 2018 Control Deficiency and December 2019 Control Deficiency are set forth below.

The December 2019 Control Deficiency and related material weakness resulted in a restatement of previously issued consolidated financial statements for the three months ended September 30, 2019 as described in our Form 10-Q/A for the three months ended September 30, 2019 filed on February 12, 2020. Notwithstanding the December 2018 Control Deficiency and December 2019 Control Deficiency, based on the additional analyses and procedures performed, we believe this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 fairly presents the consolidated financial statements included therein, in all material respects, in conformity with accounting principles generally accepted in the United States of America.
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
Changes in Internal Control over Financial Reporting
Other than the December 2019 Control Deficiency, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As a result of the material weakness related to the December 2019 Control Deficiency, we have designed and are implementing remediation measures including, but not limited to, improving the internal communication procedures between executive management, accounting personnel, and related business owners, leveraging external accounting experts as appropriate, and strengthening policies and processes related to the ownership and responsibilities for non-recurring and significant transactions. We believe that our remediation plan will ensure that we timely identify terms in agreements that could have material accounting implications, assesses the accounting and disclosures implications of the terms, and accounts for such items in the financial statements appropriately.
We have substantially completed the transition to our new enterprise resource planning, or ERP, system for North America as of the beginning of the third quarter of fiscal 2020. This system is critical for accurately maintaining books and records and preparing our consolidated financial statements. For a discussion of risks related to the implementation of the ERP system, see the section entitled "Risk Factors" in Part II, Item 1A.
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

COVID-19
We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
We operate in a rapidly changing environment that involves numerous uncertainties and risks. The following risks and uncertainties may have a material and adverse effect on our business, financial condition or results of operations. In addition, the impact of COVID-19 and any worsening of the economic environment may exacerbate the risks described below, any of which could have a material impact on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently. You should consider these risks and uncertainties carefully, together with all of the other information included or incorporated by reference in this Form 10-Q. If any of the risks or uncertainties we face were to occur, our business, financial condition, operating results, and prospects could be materially harmed. In that event, the price of our common stock could decline, and you may lose all or part of your investment.
Risks related to our business
We face significant risks related to the COVID-19 pandemic and related economic recession, which we expect to continue, and which could significantly disrupt our operations and have a material adverse effect on our results of operations and financial condition.
Our business will be adversely impacted by the effects of the COVID-19 pandemic and related economic recession resulting from a cessation of business activities, which could continue for an extended period.
The COVID-19 pandemic and related adverse public health developments have caused and will continue to cause disruption to our business operations resulting from shelter-at-home orders, quarantines, self-isolations, or other movement restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. For example, our automotive manufacturer partners have closed manufacturing plants and ceased production in North America and Europe in response to the COVID-19 pandemic. As we receive revenue when new vehicles are manufactured, our revenue from these plant shutdowns will be negatively affected by the cessation of manufacturing operations. In addition, public health problems resulting from the COVID-19 pandemic and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general, significant and continuing downturn in the global economy, which has had a direct impact on the demand for our products and on our operating results. The COVID-19 pandemic has also caused significant volatility in financial markets, including the market price of our stock and has raised the prospect of an extended global recession. We anticipate that the economic recession likely to result from the COVID-19 pandemic and related unemployment will substantially weaken demand for new vehicles and, as a result, our revenue may be substantially negatively affected.
Our revenue and prospects for continued business directly depend upon the volume of new vehicles being produced by our automobile manufacture partners and program development for new vehicles by prospective customers. The COVID-19 pandemic, related adverse public health developments and prospects for a global recession have directly impacted the businesses of our automobile manufacturer partners, such as GM, Ford and Toyota, including resulting from shelter-in-place orders and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures and other travel or health-related restrictions. The recently announced shutdowns of manufacturing operations by Ford, GM and our other automobile manufacturer partners will decrease our revenue, operating results, financial condition and cash flows while such shutdowns continue and until the automobile manufacturers partners resume production. In addition, we cannot assure that any decrease in our revenue sales while these shutdowns continue will be offset by increased revenue in subsequent periods as our OEM partners resume vehicle production as high levels of unemployment and a likely economic recession are anticipated to weaken demand for new vehicles. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. We cannot predict when that may occur, and at what level our automobile manufacturer customers may resume production. Once production does resume, it is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the COVID-19 shutdown.
We rely on production forecasts from our automobile manufacturer partners to forecast our revenue for future periods and make decisions regarding the expenses we incur. We anticipate that our automobile manufacturer partner forecasts may be revised substantially and may be less reliable for longer periods. As a result, we may not be able to provide guidance for future periods with any level of certainty and we may be unable to adjust our spending in a timely manner if production forecasts upon which we base our revenue forecasts are not as reliable as they have been historically.
Changes in our operations in response to the COVID-19 pandemic or resulting employee illnesses may also result in inefficiencies or delays, including in sales and product development efforts and additional costs related to business continuity initiatives, that we may not be able fully to mitigate, whether through succession planning, improved management, employees working remotely or teleconferencing technologies. In addition, a substantial part of our workforce is outside of the United

States in jurisdictions where our ability to terminate or furlough employees without pay may be limited or subject to complex and costly processes. Therefore, if we determine that we need to reduce costs by terminating or furloughing personnel in these jurisdictions, our ability to do so in a timely and cost-effective manner may be limited.
Although the magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the continued spread and/or a prolonged economic downturn will likely reduce demand for our products and services. While we cannot reasonably estimate the full extent and impact of the pandemic, we currently believe it will in the short-run and may over the longer term materially and adversely affect our consolidated business, results of operations and financial condition.
We incurred losses in each period from fiscal 2015 through our first quarter of fiscal 2020. Although we were profitable for the nine months ended March 31, 2020, we may incur additional losses during the remainder of fiscal 2020 and in fiscal 2021, and we do not know when, or if, we will return to consistent profitability as we make further expenditures to enhance and expand our operations in order to support growth and diversification of our business.
As a percentage of revenue, our net income was 4% and our net loss was 14% in the nine months ended March 31, 2020 and 2019, respectively. Our revenue from paid wireless carrier mobile navigation has substantially declined and we expect it to continue to do so, and we may be unable to generate sufficient revenue from our automobile navigation businesses to return us to profitability in the short-term, if at all.
We may incur additional net operating losses during fiscal 2020 and fiscal 2021. We face many uncertainties and we expect to see continued impact from the COVID-19 pandemic. Our revenue, like most, if not all, automotive-related businesses, depends upon the volume of new vehicles being produced. The recently announced shutdown of manufacturing operations by Ford, GM and other automobile manufacturer partners will negatively impact our revenue and operating results, perhaps significantly, while they continue and until they resume production. The high levels of unemployment and anticipated economic recession resulting from the COVID-19 pandemic are also likely to result in weak demand for new vehicles. If so, our revenue and operating results may be negatively affected for a sustained period.
We also expect that we may incur net operating losses due to the expected continued decline in our higher margin mobile navigation revenue and the costs we expect to incur prior to generating revenue in connection with new automotive navigation products and services that will not be integrated into production vehicles for several years, if at all. The time required to develop, test and deploy products between the time we secure the award of a new contract with any automobile manufacturer or tier one, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources prior to entering into contracts with automobile manufacturers and tier ones, and will continue to contribute to these losses. We also expect to continue to experience pressure on pricing in our negotiations with automobile manufacturers and tier ones as we enter into negotiations for contract renewals or new products where we are competing with larger suppliers that are competing on price, rather than features, or for vehicles where customers are price sensitive regarding navigation solutions or where the automobile manufacturer is offering or is considering brought-in solutions such as Apple’s CarPlay or Google’s Android Auto.
Our efforts to develop new services and products and attract new customers require investments in anticipation of longer-term revenue. For example, the design cycle for automotive navigation products and services is typically 18 to 24 months, and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our current relationship with GM and Ford. In addition, the revenue we may receive at initial launch may not be significant depending on the automobile manufacturer’s or tier one’s launch timing schedule across vehicle models and regions. For example, although our hybrid product with GM launched in February 2017, it only launched in select vehicle models and we do not have any control over when and whether it launches in other GM models. In addition, GM announced in September 2019 that effective in 2021 (model year 2022), it will begin offering vehicles with Google Auto Services, or GAS. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided. Our contract with Ford covers a broad range of products and services, including navigation solutions for Ford in North America. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. Although we recently entered into a series of agreements with Grab with respect to the intellectual property underlying our OpenTerra Platform, we cannot provide any assurance that we will be able to enter into other arrangements for our OpenStreetMap, or OSM, mapping technologies in the future.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance and period-to-period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•
the recently announced decision by GM, Ford and other OEM manufacturers, to suspend vehicle production, uncertainty when they may re-start production, and the production levels they may return to in the foreseeable future resulting from weakened demand resulting from the economic recession associated with the COVID-19 pandemic;

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•
GM’s decision, announced on September 5, 2019, to utilize the GAS offering and perhaps similar decisions of other automobile manufacturers and partners, to utilize third-party offerings, such as provided by GAS, Amazon, Apple and others, in future model years;

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

•	competitive pressures on automotive navigation pricing from low cost suppliers and for vehicles where consumers are extremely price sensitive;

•	the introduction and success of in-car integration, such as Google's in-car integration of Android Auto with Google Maps;

•	investments by HERE North America, LLC, or HERE, and TomTom North America, Inc., or TomTom, in high definition maps that may be leveraged to displace our products and services in new vehicle models;

•	the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases;

•	an outbreak of a contagious disease, such as COVID-19, which may cause us or our customers to temporarily suspend our or their operations in the affected city or country, including China;

•	the impact of tariffs and other trade negotiations on vehicle sales prices and supply chains;

•	the impact on vehicle sales resulting from tariffs on imported vehicles and parts and disruption to automobile manufacturer supply chains resulting therefrom;

•	the effectiveness of our entry into new business areas;

•	the loss of our relationship, a change in our revenue model, a change in pricing, or a reduction in geographic scope with any particular customer;

•	poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;

•	warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automobile manufacturers and tier ones;

•	the sale of vehicle brands by automobile manufacturers to an automobile manufacturer with which we do not have an existing relationship;

•	the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;

•	the inability of our automobile manufacturer customers to attract new vehicle buyers and new subscribers for connected services;

•	the timing of customized software development and other deliverables such as map updates;

•	the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;

•	the timing of expenses related to the development, acquisition or divestiture of technologies, products or businesses;

•	the cost and potential outcomes of existing and future litigation;

•	the timing and success of new product or service introductions by us or our competitors and customer reviews of those products or services;

•	the timing and success of marketing expenditures for our products and services;

•	the extent of any interruption in our services;

•	potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;

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
Ford represented approximately 46% and 64% of our revenue and approximately 44% and 60% of our billings in the nine months ended March 31, 2020 and 2019, respectively. GM represented approximately 31% and 19% of our revenue and approximately 31% and 21% of our billings in the nine months ended March 31, 2020 and 2019, respectively. During the third quarter of fiscal 2020, we experienced a decline in billings to Ford due to Ford’s plant closures in response to the COVID-19 pandemic. Despite the decrease in Ford’s billings, we expect that Ford, GM, other automobile manufacturers and tier ones will account, at least in the near-term, for an increasing percentage of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. Our total revenue and billings could also potentially decline if Ford or GM increases the cost to consumers of our navigation products, reduces the number of vehicles or the geographies in which vehicles with our products as an option are sold, if their sales of vehicles fall below forecast, or if they determine to offer on their vehicles third-party platforms or solutions in place of ours. For example, GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided. Garmin announced on January 7, 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. Work stoppages, such as GM announced in September 2019, global macro-economic conditions or other factors could also cause automobile manufacturer and tier ones to reduce their production of vehicles in which our products and services are incorporated and our revenues, as a result. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze is available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America and its announcement regarding GAS commencing in model year 2022 may result in a larger proportion of GM vehicles being sold without our products and services. We may not successfully increase our revenue and billings from Ford or GM if our products are replaced within vehicles with our competitors’ products or we experience price competition for those products and services. Moreover, Ford and GM have announced their intention to modify their North American passenger car portfolio strategies and have begun phasing out certain car models, and they recently indicated that they are also considering changes in their respective European portfolio strategies. This could lead to a significant reduction in the sales of vehicles with our products as an option. We may not be able to mitigate the effect of any lost billings and revenue and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We cannot predict the impact on our revenue, billings, and gross profit of any changes between the automobile manufacturers and the map or other content providers. For example, a substantial portion of our revenue and billings and, to a lesser extent, gross profit from Ford is impacted by the underlying licensed content cost negotiated through HERE and other content providers.
Our contract with GM includes the provision of our on-board, hybrid, and brought-in navigation solutions across a wide assortment of GM vehicles. Our mobile navigation SDK powers GM’s branded mobile and web-based applications and is covered under a services agreement that was entered into June 13, 2014 and extends to December 31, 2019. In November 2019, the term of this agreement was extended to December 31, 2020. Our on-board and hybrid navigation solutions for GM are covered under a product and services agreement that became effective February 1, 2017. These solutions began shipping in a limited number of vehicles beginning with model year 2017 and are gradually expanding across additional regions and models. In May 2017, additional vehicles through model year 2025 were added to this products and services agreement, which terminates on December 31, 2026. However, our contract with GM does not assure us of minimum order quantities, overall or during any period. On September 5, 2019, GM announced that it intended to utilize GAS solutions on certain models beginning with model year 2022. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided.
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
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and tier ones. For automobile manufacturers with whom we have established relationships, such as Ford and GM, our success depends on continued production and sale of new vehicles offered with, and adoption by end users of, our products when our product is not a standard feature. Our on-board and hybrid solutions may not satisfy automobile manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and tier ones do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and tier ones may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay due to forces outside of our control, such as natural disasters, pandemics, parts shortages and work stoppages, as well as general economic conditions. For example, in March 2020, Ford and GM ceased production in the United States and Europe due to the COVID-19 pandemic and related shelter-in-place orders.
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
We adopted ASC 606, Revenue from Contracts with Customers, effective July 1, 2018, utilizing the full retrospective transition method. Under this accounting methodology: royalty amounts earned are bifurcated when there exist various underlying obligations; revenue is recognized upon fulfillment of the underlying obligation; and such obligations related to earned royalties generally can include an onboard navigation component recognized as revenue once delivered and accepted, a connected services component recognized to revenue over the applicable service period, and a map update component recognized as revenue upon periodic delivery. Due to the complexities of revenue recognition, we may be required to recognize certain revenue over extended periods. For example, because customers of our brought-in automotive navigation solutions simultaneously receive and consume the benefit from our performance, we recognize revenue ratably over the period the services obligation is expected to be fulfilled, which is generally 8 to 12 years, as we believe this provides a faithful depiction of the transfer of control.
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
In addition, our revenue recognition under our automobile manufacturer and tier one agreements is becoming increasingly more complex with the evolution of our value-added products and services, such as our hybrid navigation solutions. The agreements for these solutions can extend over several years and require multiple deliverables. Given the length of our contractual obligations, which often extend beyond the manufacture and sale of the vehicle when the royalty is determined and paid, we may have significant post-production obligations to provide brought-in navigation services or map updates over an extended period of time. These extended obligations can result in a delay in recognition of revenue, or the need to defer and recognize revenue over the period that we are required to provide these post-production obligations or other services.
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
Demonstrating growth in the Chinese market is an important component of our global growth strategy. While we have significant research and development facilities in China, we have a limited business presence and, so far, have not been successful in expanding our initial automotive entry in the Chinese market. The COVID-19 pandemic also disrupted significantly our operations in China and delayed various initiatives with existing and potential OEM partners. Although business activities in China have started to resume, we may not be able to retain the interest of and further our relationships with existing and potential OEM partners due to the recessionary economic effects of the COVID-19 pandemic. The automotive software market in China is also highly competitive. This competition comes from large international automotive software providers as well as strong domestic providers. The Chinese navigation software market is seeing transition towards new business models by third-party navigation product vendors, such as substantially lower per-unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage-based insurance and utilizing data to create high-definition maps. Global platform navigation products tend to fare poorly in China. For example, our revenue from Ford China declined materially in fiscal 2018 and 2019 and the first nine months of fiscal 2020, and we expect it to continue to decline in the absence of a new, localized product. We may need to change or modify our license fee model in China in order to compete effectively. Our inability to do so may have a material impact on our ability to continue to participate in the Chinese market. Even if we adopt new license fee models for China based automobile manufacturers, we may not recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes, could also impact us in additional markets including, but not limited to, North America and Europe.
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
The design and sales cycle for on-board or brought-in automotive navigation services and products is long and requires significant up-front and ongoing research, engineering and other development investments to secure and support those relationships. As a result, we may not be able to achieve significant revenue growth with new customers from the automotive navigation business in a short period of time, or at all. In addition, these lengthy cycles make it difficult to predict if and when we will generate revenue from new customers or when, if at all, we may recoup the up-front and ongoing investments we make in order to secure and support such business. For example, design wins for vehicles may be awarded 12 to 36 months prior to the anticipated commercial launch of the vehicle.
We also entered into a contract with GM in 2014 to provide worldwide hybrid navigation solutions beginning in model year 2017 and continuing through model year 2025, and our hybrid product launched in its first GM models, the Cadillac CTS and CTS-V, in February 2017. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands. Our contract with GM does not assure us of minimum order quantities, overall or during any period. On September 5, 2019, GM announced that it intended to utilize GAS solutions on certain models beginning with model year 2022. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided. GM has not provided us with any volume or revenue guarantees, and we cannot assure you that we will continue to receive material revenue from these products and services.
Our contract with Ford covers a broad range of products and services that we provide to Ford. On March 28, 2018, we entered an amendment to our contract with Ford that extends the term of the agreement to December 31, 2020 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next-generation navigation solution in North America, subject to certain conditions. The terms of this next-generation navigation solution were embodied in an amendment executed in December 2018, and this amendment extended the term of the agreement to December 31, 2022 for North America production; provided that Ford may extend the term further subject to certain conditions. We were not awarded the contracts for Europe, South America and Australia and New Zealand and Garmin recently announced in 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. The loss of any contracts awarded, or our failure to be awarded contracts for certain geographies, may adversely impact our business, financial condition and results of operations.
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
We substantially completed the transition to our new ERP system for North America as of the beginning of the third quarter of fiscal 2020.  This system is critical for accurately maintaining books and records and preparing our consolidated financial statements.  While we have invested significant amounts, including for additional personnel and third-party consultants, to implement this system, we cannot be assured that we will not experience difficulties following the transition. Any errors in our new ERP system could adversely affect our operations, including our ability to accurately report our financial results in a timely manner, file our quarterly or annual reports with the SEC and invoice and collect from our customers, each of which may harm our operations and reduce investor confidence. Data integrity problems or other issues may be discovered even though the transition is complete which, if not corrected, could impact our business, reputation, reporting, disclosures or results of operations. If we encounter unforeseen difficulties with our new ERP system, there will be additional demands on our management team and our business, operations, and results of operations could be adversely affected.
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
The current administration, along with Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. For example, in 2018, the Office of the U.S. Trade Representative, or the USTR, enacted new tariffs on imports into the United States from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China and China has also imposed tariffs on imports into China from the United States. The countries entered into the first portion of a trade deal but continue to negotiate other provisions. If additional tariffs or other restrictions are placed on Chinese imports or any additional counter-measures are taken by China, our revenue and results of operations may be materially harmed. Furthermore, the United States continues to threaten placing tariffs and other restrictions on automobile manufactures and tier ones located in the European Union, or EU, and current or future such tariffs or restrictions imposed by the United States may negatively impact the automobile manufacturers to which we provide our automotive navigation products and services, thereby causing an indirect negative impact on our own sales. Any reduction in the sales of our customers and business partners, and/or any apprehension among our customers and business partners of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and could cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China, the EU and elsewhere around the world. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.
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

•	difficulties and costs associated with staffing and managing foreign operations;

•	potentially longer payment cycles and greater difficulty collecting accounts receivable;

•	the need to adapt and localize our services for specific countries, including conducting business and providing services in local languages;

•	reliance on third parties over which we have limited control, such as our partners or their resellers or agents, for marketing and reselling our products and solutions;

•	difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions or unanticipated changes in such laws;

•	application of or changes in anti-bribery laws, such as the FCPA and U.K. Bribery Act, which may disrupt our staffing or ability to manage our foreign operations;

•	changes in political and economic conditions leading to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•	sanctions restricting local commercial activity, including retaliatory actions by local governments; and

•	natural disasters, pandemics (including COVID-19) or international conflict, including terrorist acts or labor or political disputes, which could interrupt our operations or endanger our personnel.
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
The COVID-19 pandemic disrupted our operations in China significantly and delayed various initiatives with existing and potential OEM partners. Our customers and potential customers in China have also significantly reduced their operations and delayed engagements with us. This disruption, including limitation of flights in and out of China, quarantines, supply chain disruptions and further governmental responses, could continue to have a significant negative impact on our ability to meet schedules for delivery of our products and services to customers, which would have a negative impact on our financial condition, results of operations and customer relationships.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn by turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft also provides a free voice-guided turn-by-turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. If our wireless carrier customers can offer these mobile location services to their subscribers for free, they may elect to cease their relationships with us, alter or reduce the manner or extent to which they market or offer our services or require us to substantially reduce our fees or pursue other business strategies that may not prove successful. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple’s CarPlay or Google’s auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase on-board navigation solutions. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America. GM announced on September 5, 2019 that it intends to utilize GAS solutions on certain models beginning with GM’s model year 2022. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided. Garmin announced on January 7, 2020 a relationship with Ford to integrates Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. In addition, while we have seen expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models in fiscal 2019 and fiscal 2020, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We may not successfully increase our revenue from Ford, GM or Toyota, and our revenue could decrease, if our products are replaced within vehicles by Ford, GM or Toyota with our competitors’ products or due to price competition from third parties.
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

Completion of acquisitions is typically subject to the satisfaction of various closing conditions, including but not limited to regulatory approvals. There can be no assurance that any of such conditions will be satisfied and the acquisition will be completed. In addition, we may be unable to secure the equity or debt funding necessary to finance future acquisitions on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will likely experience dilution, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with financial covenants and secure that debt obligation with our assets.
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
Our investment portfolio and cash balances may become impaired by deterioration of the financial markets or the economic effects of COVID-19.
Our cash equivalent and short-term investment portfolio as of March 31, 2020 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper, U.S. treasury securities and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
During late February and March 2020, significant market volatility, in large part due to the economic uncertainty arising from the COVID19 pandemic, affected the prices of the securities we hold, as well as the financial markets in general. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. For example, our automobile manufacturer partners, such as GM, Ford, Toyota and others, recently announced shutdowns of manufacturing operations, which will decrease our revenue, operating results, financial condition and cash flows while they continue and until our automobile manufacturer partners resume full production. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. We cannot predict when that resumption of production may occur, and at what level our partners may resume production. Once production does resume, it is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the COVID-19 shutdown. As of March 31, 2020, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
Our agreements with our customers include indemnification provisions. We agree to indemnify them for losses suffered or incurred in connection with our navigation services or products, including as a result of intellectual property infringement and damages caused by defects, viruses, worms and other malicious software in our services or products. The term of these indemnity provisions is generally perpetual, and the maximum potential amount of future payments we could be required to make under these indemnification provisions is generally substantial and may be unlimited. In addition, some of these agreements permit our indemnitees to terminate their agreements with us if they determine that the use of our navigation services or products infringes third-party intellectual property rights.
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
In determining revenue the Company would recognize in connection with the Grab Transaction, we allocated consideration, which included cash and equity, between products and services, as well as the identified assets, which allocation we determined subject to ASC 606. Subsequent to the issuance of our press release, investor letter and commentary on February 6, 2020, we reassessed whether the methodology we used to determine and allocate consideration in order to determine revenue associated with the Grab Transaction faithfully depicted the portion of the consideration we would be entitled to when satisfying each obligation and, specifically, the revenue we would recognize in exchange for the rights transferred under the perpetual license as compared to the incremental rights transferred upon the asset purchase.  As a result of this reassessment, we determined the stand-alone selling price for the rights transferred to Grab upon purchase should reflect what we would sell such incremental rights for separately in similar circumstances and to similar customers.  This resulted in a correction of the revenue we recognized under the Grab Transaction for the three months ended September 30, 2019 and revision of the revenue we would recognize for the three and six months ended December 31, 2019, as well as an adjustment to the net income we provided on February 6, 2020 in our outlook for the three months ending March 31, 2020. Accordingly, we determined to restate the revenue we recognized under the Grab Transaction and certain other financial information for the three months ended September 30, 2019 in an amendment to our Quarterly Report on Form 10-Q. We also revised the information we provided on February 6, 2020 in our press release and related investor presentation regarding the results of our operations for the three months ended December 31, 2019 and the outlook we provided for the three months ending March 31, 2020.
In the Grab Transaction, we received consideration which included nonmarketable ordinary shares of Grab Holdings, Inc. Because there is no public trading market for Grab ordinary shares and because Grab does not prepare its financial statements in accordance with GAAP or file its financial statements with the SEC or another securities regulatory body, we relied on the most current information available to assess the fair market value of Grab’s ordinary shares. To determine the fair market value of the Grab ordinary shares we received, we used all reasonably available information we received from Grab regarding the assessment of its board of directors of the fair market value of those ordinary shares, which includes, among other things, a limited number of arms’ length transactions for the ordinary shares and a review of recent financial statements provided by Grab. In addition, for the Grab shares we received, we are required quarterly to adjust to fair value for observable transactions for identical or similar shares of Grab and review for impairment, which may impact our financial statements.Until the completion of our annual audit for fiscal 2020, we may be required to further consider and, where necessary, restate certain of our interim financial statements for prior periods, as well as reflect revised values for the Grab ordinary shares on our balance sheets in prior periods to reflect a change in the estimated value of the equity consideration received.  This could cause our investors to lose confidence in our company and management.  This could cause our stock price to drop, perhaps considerably, and expose us to costly and time-consuming securities litigation.
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
We rely on third-party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third-party data and content increases substantially. Although we have integrated OSM data into our products, we may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps. We introduced mobile phone-based navigation with OSM and launched our first brought-in automotive navigation service with OSM in 2015. In addition, our entry into the Grab Transaction, which includes, among other things, the transition of certain OSM-related assets and our performance of certain OSM development services for Grab during fiscal 2020 and Grab’s hiring of certain of our employees focused on OSM development activities, may limit the amount of OSM development work that we complete for internal purposes. As a result, we may not have sufficient data for automobile manufacturers and tier ones to feel comfortable electing to use OSM in the products and services we provide them.
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
The effects of Brexit will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of post-Brexit trade agreements between the UK and the EU and UK and the United States are being negotiated and such uncertainties could impair or limit our ability to transact business in the UK. The COVID-19 pandemic may delay the negotiation of post-Brexit trade agreements for a substantial period of time.
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

Changes in government regulation of the wireless communications, automobile and in-car commerce industries may adversely affect our business.
It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, further regulate the automobile industry or impair the ability to conduct in-car commerce, including laws and regulations regarding lawful interception of personal data, hands free use of mobile phones or navigation services within vehicles, autonomous driving or the control of such use, privacy, export control, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of the industries in which our products and services are used will increase and that we will be required to devote legal and other resources to address this regulation. In addition, governments have recently begun to consider and adopt laws regarding vehicles using advanced driver assistance systems, or ADAS, and autonomous and semi-autonomous driving capabilities and those laws may curtail or preclude using the services our products provide. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
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

Government regulation designed to protect end user privacy may make it difficult for us to provide our services or provide in-car commerce services.
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
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights. As of March 31, 2020, we had 175 patents issued in the United States and 43 patent applications pending in the United States relating to our current and next-generation products, operating platform and solutions applications, and the ability to claim priority to many of the patent applications worldwide. These patents issued in the U.S. expire between April 11, 2020 and May 1, 2038. However, these patents or any patents that may issue to us in the future may be subject to re-examination, contest, circumvention, or found unenforceable or invalidated, and we may or may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open-source software.
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
We cannot assure that we do not currently infringe, or that we will not in the future infringe, or that we can resolve through litigation or on reasonable settlement terms, any such claims against us relating to, any third-party patents or other proprietary rights, including relating to use of third-party open source software. See “Part II, Item 1 - Legal Proceedings” for additional information.
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
Our use of open source software could negatively affect our ability to sell our products and services and subject us to possible litigation.
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
In connection with the preparation of our quarterly financial statements for the three months ended December 31, 2019, we identified certain errors related to our revenue recognition for the Grab Transaction due to the complexity of evaluating the relationship of the various elements of the transaction that we had not identified timely and accounted for appropriately in our financial statements for the three months ended September 30, 2019.  Based on these findings, our management identified a material weakness in our review controls over unusual or non-recurring and significant transactions. Specifically, we had not designed our controls properly to provide reasonable assurance that we timely identify and assess the accounting implications of terms in unusual or non-recurring agreements, such as arising from the Grab Transaction. Accordingly, our Audit Committee of our Board of Directors concluded that, at September 30, 2019 and December 31, 2019, our internal control over financial reporting was not effective.
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
In September 2018, California enacted a law that requires publicly held companies headquartered in California to have at least one female director by the end of 2019 and at least three by the end of 2021, with the exact number required dependent upon the size of the board. The law would impose financial penalties for failure to comply. While we believe we were in compliance with the requirements of the law during 2019, we do not currently have any female directors and we may incur costs associated with complying with the law now and in future years, including costs associated with expanding our board of directors or identifying qualified female candidates for appointment to our board of directors, or financial penalties or harm to our brand and reputation if we are unable to do so.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of March 31, 2020, only two research analysts publish reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause our stock price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of us or issues an adverse or misleading opinion regarding our stock, the price of our stock could decline. For example, following the GM announcement on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022, several financial analysts published research reports lowering their price targets of our stock. After this announcement and publication of these reports, our stock price fell significantly. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system, which also caused our stock price to decline. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. During portions of fiscal 2019 and fiscal 2020, our stock has traded at prices below $5.00 per share. If our stock continues to trade at prices below $5.00 per share for an extended period of time, financial analysts might terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
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
General market conditions and domestic or international macroeconomic factors unrelated to our performance, such as the continuing unprecedented volatility in the financial markets including as a result of COVID-19, may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. Investors in our common stock may not be able to dispose of the shares they purchased at prices above the initial public offering price, or, depending on market conditions, at all.
In the past, the market price for our common stock has traded only slightly above the cash value of our common stock. As of 43921, the cash value (including short-term investments) of our common stock was approximately $2.62 per share. If investors do not value our company as an ongoing business and only value it for the cash on our balance sheet, our stock pri ce may decline if we continue to incur net losses and use our cash to fund operations. We may also attract investors who are looking for short-term gains in our shares rather than being interested in our long-term outlook. As a result, the price of our common stock may be volatile.
The concentration of ownership of our capital stock limits your ability to influence corporate matters.
Our executive officers and directors and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 32.9% of our common stock outstanding as of March 31, 2020, which includes approximately 15.5% of our common stock held by Digital Mobile Venture Ltd., 10.1% of our common stock held by Nokomis Capital, each of which is an entity represented by a member of our board of directors, and 5.1% held by our chief executive officer. These stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our board of directors or management. These provisions include the following:

•
our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•
our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder or holders controlling a majority of our common stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the board of directors, the chair of the board of directors, the chief executive officer or the president;

•	our directors may only be removed for cause, which would delay the replacement of a majority of our board of directors;

•
our board of directors is staggered in three tiers, with directors in each tier separately serving staggered three-year terms, which could impede an acquiror from rapidly replacing our existing directors with its own slate of directors;

•	our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•
our stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to our board of directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and

•
our board of directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. For example, under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.
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
Our ability to use our net operating losses and credits to offset future taxable income may be subject to certain limitations.
As of June 30, 2019, we had federal and state net operating loss carryforwards, or NOLs, of $250.2 million and $14.3 million, respectively, due to current and prior period losses, and we had federal and state research and development tax credit carryforwards of $7.0 million and $11.5 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) is subject to limitations on its ability to utilize its pre-change NOLs and credits to offset post-change taxable income. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Our existing NOLs and credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability or that of the acquiror to utilize NOLs and credits could be further limited by Section 382 of the Code.
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
On March 27, 2020, the U.S. government enacted new tax legislation commonly referred to as the Coronavirus Aid, Relief, and Economic Security Act (CARES Act). The CARES Act includes several significant business tax provisions to provide liquidity to businesses affected by the economic impact of COVID-19. Specifically, the CARES Act repeals the 80% limitation on the use of net operating losses for tax years beginning after December 31, 2017 and for tax years beginning before January 1, 2021.
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
In February 2019, our board of directors authorized a stock repurchase program. The program currently extends through August 4, 2020 and we are currently authorized to repurchase shares of our common stock for an aggregate purchase price of up to $20.0 million. . Under the program, we may purchase shares of our stock from time to time, in the open market or through private transactions, subject to market conditions and in compliance with applicable state and federal securities laws. However, the timing and number of our share repurchases, if any, will depend upon several factors, including market and business conditions, the trading price of our common stock and the nature of other investment opportunities available to us. We may also choose to defer or limit repurchases given other uses of our cash or our desire to preserve cash balances. As of March 31, 2020, we had repurchased under this program a total of 1,913,540 shares of our common stock at a total price of $10.7 million and average purchase price of $5.57 per share of our common stock.
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
The following table summarizes stock repurchase activity during the three months ended March 31, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs
January 1 – January 31, 2020	—	$—	—	$14,677,827
February 1 – February 29, 2020	385,873	6.04	385,873	12,346,810
March 1 – March 31, 2020	539,751	5.56	539,751	9,343,767
Total	925,624		925,624	$9,343,767

Item 6.	Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.1.1	Form of Indemnification Agreement between Registrant and its directors and officers	Filed herewith
10.16.66	License Supplement between Telenav, Inc. and HERE North America, LLC	Filed herewith
10.16.67	Support License Supplement between Telenav, Inc. and HERE North America, LLC	Filed herewith
10.16.68	SOW between Telenav, Inc. and HERE North America, LLC	Filed herewith
10.26.33	Amendment No. 33 effective September 30, 2019, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	Filed herewith
10.27.8	Amendment No. 2 dated August 8, 2019 to the Services Agreement by and between Telenav, Inc. (“Supplier”) and General Motors Holdings, LLC (“Customer”)	Filed herewith
10.50.1	Telenav, Inc. Employee Stock Purchase Plan, as amended December 2, 2019	Filed herewith
10.51	Form of Change in Control and Severance Agreement	8-K	10.1	2/3/2020
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TELENAV, INC.

Dated:	May 8, 2020	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer

Dated:	May 8, 2020	By:	/s/ ADEEL MANZOOR
Adeel Manzoor
Chief Financial Officer
(Principal Financial and Accounting Officer)