Form 10-K
period 2020-06-30
Telenav, Inc.
filed 2020-08-21
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐ No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $146 million (based on the closing sale price of $4.86 per share as reported on the NASDAQ Global Market) on December 31, 2019. For purposes of this calculation, shares of common stock held by officers and directors and shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of July 31, 2020 was 47,079,923.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such Proxy Statement will be filed with the United States Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
In this Form 10-K, "Telenav," “we,” “us” and “our” refer to Telenav, Inc. and its subsidiaries.
The names Telenav®, Scout®, VIVID® and other trademarks of ours appearing in this Form 10-K are our property. This Form 10-K contains additional trade names and trademarks of other companies.

ii

PART I.

ITEM 1.	BUSINESS
Solution Overview
Telenav is a leading provider of automotive software and services providing both in-vehicle and cloud-based solutions. Over the past twenty years our focus has been on navigation and location-based services (LBS), where we pioneered many innovations including the market’s first mobile cloud-based navigation service. As a leader in hybrid navigation, Telenav counts among its customers three of the top five automotive OEMs by revenue and sales — Ford, GM and Toyota. Navigation and LBS are the primary applications for in-vehicle infotainment (IVI) systems and we are using our strengths and core competencies to address the growing demand for overall connected car services.
In addition to navigation and LBS, our connected car platform, VIVID, enables us to deliver in-vehicle infotainment, or IVI, software solutions and services that are growing in importance as consumers increasingly include digital technologies as a factor in their automobile purchase decision. Automobile manufacturers, or OEMs, are also looking to software and connected services to build alternative and recurring revenue models beyond the sale of the vehicle. VIVID will provide OEMs a platform and a set of IVI applications to deliver an integrated and brand-specific, cloud-connected digital experience to their customers in a fast and cost-efficient manner.
Our VIVID Nav application delivers hybrid navigation, which can provide in-vehicle navigation that is cloud connected for real-time traffic and up-to-date destinations search, but which can also function when not cloud connected, such as when driving in areas with bad cell coverage.
In addition to navigation, VIVID will enable applications for in-car commerce that allow consumers to safely, conveniently and easily make purchases for common items, like fuel, parking and quick-serve food and beverage. Other applications include a media player that can work with the most widely used streaming services, an interface for common car controls, like the radio, HVAC, seat and other user settings, and functions enabling smartphone integration like communications and calendar access.
VIVID can also integrate voice-recognition-based smart assistants from leading commercial vendors to make the entire digital experience in the car hands-free and safe. OEMs will have the option of taking the VIVID infotainment applications and configuring the look and feel to make it brand specific or use the underlying VIVID SDK to build completely new IVI applications for a more-bespoke solution for their customers.
We offer five variations of our VIVID Infotainment and navigation software products and services to our OEM and tier-one customers for distribution with their vehicles and systems. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. However, they can utilize satellite or radio transmission to provide, for example, real-time traffic information. Second, we offer advanced navigation solutions that contain on-board functionality and also add cloud functionality, such as cloud search, cloud routing, map updates and “live” data. We refer to these solutions as hybrid navigation. Third, we offer mobile phone-based navigation solutions that project interactive map and navigation instructions to the vehicle's video screen and audio system, which we refer to as brought-in navigation. Fourth, we offer a VIVID Nav Software Development Kit, or SDK, that enables our customers to add mapping and location capabilities to their cloud, mobile and on-board automotive applications. Finally, we offer VIVID Infotainment, our connected car infotainment system that has navigation, commerce, voice, media, car controls and phone integration, which can be delivered as a turnkey solution or as an SDK.
We provide our connected-car products and services directly to automobile manufacturers, such as Ford Motor Company and affiliated entities, or Ford, which represented 44% of our revenue in fiscal 2020, General Motors Holdings and its affiliates, or GM, which represented 34% of our revenue in fiscal 2020, and Toyota Motor Corporation, or Toyota, which represented less than 10% of our revenue in fiscal 2020. We also provide our products and services indirectly through tier ones, such as Xevo, Inc., or Xevo, for certain Toyota solutions; LG Electronics, Inc., or LG, for certain Opel solutions; and Panasonic Automotive Systems Company of America, or Panasonic, for certain Fiat Chrysler Automobiles, or FCA, solutions.
Our fiscal year ends June 30. In this Form 10-K, we refer to the fiscal years ended June 30, 2018, 2019 and 2020 and ending June 30, 2021 as fiscal 2018, fiscal 2019, fiscal 2020 and fiscal 2021, respectively. Our total revenue was $191.2 million in fiscal 2018, $196.7 million in fiscal 2019 and $240.4 million in fiscal 2020. Our net loss was $40.8 million in fiscal 2018, $32.5 million in fiscal 2019 and $0.9 million in fiscal 2020.
Business Strategy
We have built Telenav’s business and market strategy around the VIVID connected-car platform and solutions, addressing three automotive inter-related opportunities, as illustrated in the figure below.
In-car software and services
We have tailored Telenav's in-car software and services to help OEMs add a delightful digital experience to augment the actual driving experience and, thereby, build a “digital brand loyalty” with consumers. Our VIVID connected car platform and VIVID Infotainment provides a suite of integrated infotainment applications. With minimal customization, OEMs have the option of delivering VIVID Infotainment as their own branded offering, or they can use the underlying VIVID SDK to build their own.
In addition to OEMs, tier-one suppliers of automotive solutions are also potential customers of VIVID. For example, Telenav recently signed an agreement with Alpine Electronics, a major tier-one supplier. The joint offering allows consumers with cars that support the MirrorLink technology to purchase a USB device with VIVID Infotainment loaded on it, and simply plug it into their vehicles to upgrade their vehicles with a modern and updated infotainment system. We are also exploring a direct-to-consumer offering of infotainment software and services to accelerate the adoption of our connected-car services. Our partnerships and joint-marketing initiatives extend to other tech players that are increasingly focused on the automotive industry, like Microsoft and Amazon, to leverage their technology and market access to increase traction for our connected-car solutions.
VIVID Nav, Telenav’s hybrid navigation solution, is the primary navigation application in the Infotainment suite which OEMs can also adopt as a turnkey, standalone navigation application or use the underlying Nav SDK to build a purpose-built application for their infotainment system. VIVID Nav consists of embedded in-vehicle software along with a voice and graphical user interface to access maps and navigation features. The cloud component of VIVID Nav keeps the maps updated and gives users access to real-time and dynamic information including traffic, road alerts, search, POIs, in-car commerce and access to smart voice assistants.
Navigation is the most complex and prominent application on an infotainment system and we believe Telenav’s long history and success in this space gives us a significant advantage for expanding our leadership beyond just navigation to the full suite of cloud-connected in-vehicle software and services. Our goal is to rapidly grow the base of connected car users for our OEM partners to help them deliver additional services and expand new sources of revenue.
In-car commerce
One of the ways in which OEMs can monetize the digital channel established with connected infotainment is by giving users access to safe, convenient and delightful commerce on-the-go. VIVID Commerce, one of the applications in our VIVID Infotainment, allows users to seamlessly access a curated collection of in-car commerce products and services. The commerce offerings are centered around typical items that users purchase when they are out and about, such as fuel, parking, coffee, quick serve food items and groceries.
The combination of navigation, location-aware search, smart voice assistance and merchant offerings tailored for in-car transactions paves the way for convenient, safe and frictionless shopping directly from the car. The opportunity for such seamless commerce is significant. A 2019 study by PYMNTS.com, an online media channel, estimated that consumers in the U.S. spent over $200 billion in 2018 just while commuting. The broader potential for such transactions in all driving instances expands considerably. We believe Telenav is well-positioned to enable OEMs to capitalize on that opportunity and jointly share in the transaction revenue.
In the second quarter of our fiscal 2020, we achieved our first in-car commerce win with a Japanese OEM that we expect to launch later in fiscal 2021. For this initiative, we are enabling commerce functionality while driving, including purchasing of gasoline, parking and food with advance ordering and quick pick up from restaurants.
Besides building out the embedded application and back-end cloud infrastructure for managing the end-to-end flow of in-car commerce, Telenav has also made equity investments into companies to facilitate such transactions. SYNQ3 is one such company, which is focused on order processing and guest relationships for quick service restaurants.
A related part of providing commerce from the car is in-car advertisement. While user acceptance for in-app advertisement within the infotainment system is mixed, there is significant potential for “arrival ads”. Driving into a strip mall and pin-pointing the precise location of the vehicle as it pulls into a parking spot is an opportune time to provide a location-based ad that highlights special offers, discounts and deals provided by a nearby merchant. Here too, Telenav has made an equity investment in InMarket Media, LLC, a leader in location-based advertising.
Not limited to such day-to-day transactions, in-car commerce also encompasses driving and vehicle related services, insurance being a prime example. The automotive insurance market is a $300 billion industry in the U.S. and, like many other sectors, it is undergoing many changes. The advent of connectivity, sensors and big data (AI/ML) opens up newer and more intelligent ways of offering coverage tailored to each driver’s unique driving behavior and patterns. Our investment in Motion Auto reflects our focus on this business opportunity, where such an investment complimented by our expertise in building in-vehicle software and cloud infrastructure puts Telenav in a position to capitalize on the disruptions in the auto insurance industry.
Road intelligence
The third part of Telenav's business strategy built around the VIVID connected car platform is the monetization of road intelligence. We define road intelligence as useful insights we and our OEM and commerce partners can gain through Artificial Intelligence (AI) technology, including from the sensor data that can be captured with Telenav’s navigation and connected car software from the tens of millions of vehicles that are on the road, and millions more that we expect to add each quarter.
We have used this intelligence in products like OpenTerra, which is an end-to-end mapping system that is built around crowd-sourced car sensor data and is based on the Open Street Maps (OSM) standard for map making.
OpenTerra provides a low-cost alternative to expensive commercial mapping data, and can be used for a variety of applications, such as to collect data from its ride-hailing driver community to continuously expand and improve regional map systems. We sold certain intellectual property associated with our OpenTerra solution in 2019 to Grab, Southeast Asia’s leading ride hailing service. In exchange, we gained an equity position in Grab and retained the right to continue to offer OpenTerra technology in other Telenav ventures. We expect to see OpenTerra and its underlying technology be applied to such revenue opportunities in other regions and through similar mobility services.
Beyond map making, we expect to see Road Intelligence based opportunities in other areas like road and traffic planning, smart city developments and as a data source for other automotive and mobility related use cases.
Automotive Navigation
Industry background
The automotive industry continues to go through a significant transformation due to the convergence of connectivity, autonomy, shared mobility and electrification, or CASE. In addition, due to high consumer expectations set by mobile phones, consumers are demanding user-friendly products that are well integrated, always up-to-date and easy to use. Our market research has shown that in-vehicle infotainment is one of the features that drivers value most when purchasing a new car.

We believe, and market studies such as by Strategy Analytics, a leading automotive market research firm, indicate, navigation has been and will continue to be one of the highest in-demand consumer features within in-vehicle infotainment systems. Furthermore, with the CASE technology trends, navigation will continue to be increasingly important for OEMs to drive not just infotainment, but also other core features for driving safety and convenience in applications such as Advanced Driver Assistance Systems (ADAS).
In addition, navigation is an essential aspect of autonomous vehicles, as mapping and navigation are required to localize the vehicle and guide it to its destination. For shared mobility, finding the nearest vehicle to a rider and routing the vehicle requires mapping and navigation. For electric vehicles, range planning, optimization of energy use and finding charging stations along the route are enabled by mapping and navigation. In-car-commerce relies on location and navigation for delivering convenient commerce on-the-go. For these reasons, navigation is becoming increasingly important and a key element of future vehicle infotainment services and safety systems.
Industry challenges
The automotive industry is experiencing increasing pressures from new entrants, such as Tesla, and other players, such as software technology firms that have faster innovation and execution, which enable them to capitalize on current trends. As a result, traditional automobile manufacturers are striving to keep up with consumer demands for new and updated content on the infotainment system. Consumers desire to access connected apps through their vehicle’s controls and displays, and automobile manufacturers that enhance the in-vehicle experience with cloud connectivity and improved infotainment capabilities can find greater acceptance from consumers. However, delivery of these capabilities is technically challenging and not a traditional part of the automobile manufacturer's capabilities or supply chain. This challenge is driving automobile manufacturers to seek new partners to create differentiated in-car experiences. Automobile manufacturers are also under pressure because of the proliferation of brought-in platforms and products such as Apple's CarPlay and Google's Android Auto along with other initiatives, including Google Automotive Services, or GAS, and Open Automotive Alliance, which take control of the products and platforms away from automobile manufacturers and tier ones and could diminish brand loyalty to the automobile manufacturer. To counter this, automobile manufacturers are investing heavily in their infotainment solutions and leveraging their ability to provide better integration of the various automobile systems resulting in easy-to-use hybrid navigation services that are seamlessly integrated with in-vehicle displays (center screen, cluster, heads up display, rear-seat), speakers, voice recognition and vehicle sensors. We believe this creates an opportunity for our product and services offerings.
Our competitive challenges and potential for differentiation
Automobile manufacturers procure various elements of each vehicle that they manufacture from third-party suppliers directly and through tier ones. We work directly with automobile manufacturers such as Ford, GM and Toyota, as well as through tier ones. Our strong track record as a provider of connected and personalized navigation services to mobile phones and our history of working with large wireless carriers has helped us develop skills and technology that are well suited to meet the demands faced by today's automobile manufacturers and tier ones. The sales cycle for automotive navigation systems is long, consultative and requires direct and continuous engagement with the automobile manufacturer and tier ones to succeed in securing business. Often the automobile manufacturer uses the sales process to help it define the ultimate product that it delivers to its end users in a way that not only enhances customer experience but also allows the automobile manufacturer to differentiate itself from the competition. Platforms and products such as Apple's CarPlay and Google's Android Auto or GAS, along with the Open Automotive Alliance, are feature and content-rich and well-funded competitive offerings which are capturing greater attention and increasing share of the OEM market. However, we believe that our success with on-board, brought-in and hybrid navigation solutions at Ford and GM, and the continuing shift in emphasis to connected services demonstrate the strength and differentiation of our offerings to other automobile manufacturers and tier ones. Through our ongoing collaboration with automobile manufacturers, we remain aligned with their goals and offer solutions that allow them to differentiate themselves from other competitors, providing their users with a superior experience and, as a result, creating brand loyalty among their customers.
Our automotive products and services
We entered the automotive navigation services business in fiscal 2008, initially with Ford, and our first on-board navigation product was launched in Ford's model year 2010 vehicles. Since that time, we have been working with Ford, GM Toyota and other automobile manufacturers and tier ones to deploy our various navigation products and services worldwide through on-board, brought-in and hybrid systems.
Ford currently distributes our on-board product as a standard or optional feature in certain of its models and locations. Our navigation products are now included in Ford models principally manufactured and sold in North America, South America, Europe and China, as well as distributed in models sold in Australia and New Zealand.

Our partnership with GM began with our mobile navigation SDK in 2014. In 2017, GM launched its first model featuring integration of our hybrid navigation solution in North America, the 2017 Cadillac CTS and CTS-V. GM currently distributes our on-board, hybrid and brought-in solutions across a wide assortment of GM vehicles. Our hybrid navigation solution is available globally on select model GM vehicles and is expected to be available for model years 2021 to 2025.
We have a partnership with Toyota for brought-in navigation services where our Scout GPS Link mobile application is enabled to connect with select Toyota and Lexus models in the United States and Canada. In addition, we have an agreement with Xevo, Inc., a tier-one supplier to Toyota, whereby our Scout GPS Link and XevoTM Engine Link provide brought-in navigation services, including a fully interactive moving map, for select Toyota vehicles equipped with Entune 3.0 Audio, as well as select Lexus vehicles equipped with Lexus Enform. Our contract with Xevo relating to the implementation of our solutions in Toyota and Lexus vehicles is expected to remain in place through 2026.
While we saw expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models through fiscal 2019, we expect Toyota to limit or reduce the number of models or vehicles on which Scout GPS Link is offered by Toyota and Lexus, beginning in model year 2021, due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers.
We also provide entry level on-board navigation through LG, a tier-one supplier for the Opel and Vauxhall line of vehicles, for the European market. We expect our solution to be available in select vehicles for model years 2021 to 2022.
In August 2017, Daimler AG, or Mercedes, selected Telenav’s enhanced OpenStreetMap, or OSM, platform and navigation SDK to power its Mercedes-Benz COMAND TOUCH® Rear Seat Entertainment system throughout the world. In May 2019, we announced that our solution would provide fully interactive mapping for rear seat entertainment and would be launched as optional equipment on the current Mercedes E-class and S-class models.
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
Platform and architecture
We design our automotive navigation product architecture with flexibility in mind such that we may deliver custom solutions efficiently, to meet the unique requirements of automobile manufacturers and tier ones. We have created and continue to enhance our reference navigation product, VIVID Nav, which serves as the foundation for our custom solutions and allows us to show automobile manufacturers our latest on-board, brought-in and hybrid navigation capabilities. VIVID Nav is a turnkey cloud-connected navigation solution for automobile manufacturers that want to get to market quickly and cost effectively with little customization. For manufacturers that want to offer a more tailored experience, we offer the VIVID Nav SDK which allows them to create bespoke navigation applications in their IVI systems. VIVID Nav also comes with a companion app SDK for manufacturers to offer a mobile companion app. We have developed proprietary technologies to provide both hybrid (on-board) and smartphone-based, brought-in mapping and navigation services. Our hybrid navigation products include a broad set of services including local search for addresses and business, converting addresses to latitude and longitude coordinates known as geocoding, routing, map rendering, traffic decoding and processing, multi-level map matching, map updates, navigation and guidance. We have also developed customized technology to improve the quality of speech recognition for address and POI searches.
Our cloud location-based services platform includes our engines for routing, mapping, local search, voice recognition, geo data aggregation, traffic, personalization, and sensor processing. We leverage our existing back-end cloud technologies for deployment to automobile manufacturer and tier-one applications.
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

Our back-end cloud services allow us to deliver up-to-date, location-based data and services to support our on-board navigation technologies. Our platform is designed to be content agnostic and offers the flexibility to use various data providers for maps, POIs, traffic and other content for location-based services. This enables the automobile manufacturer or tier ones to offer best-of-breed content, including by region, to delight their drivers. It also allows more competitive content pricing by offering the automobile manufacturer or tier ones the option of seeking bids from more than one content provider. We have expanded our navigation offering to add Advanced Driver Assistance Systems, or ADAS, capabilities. Our initial ADAS feature, called e-horizon, predicts the path of the user and extracts relevant map attributes to tell the vehicle about upcoming road characteristics such as curvature and elevation. The vehicle may then use this information to alert the driver of unsafe conditions, actuate the car and also improve fuel economy.
Our OpenTerra Platform includes a range of OSM capabilities that allow us to use crowd-sourced maps for more advanced navigation services. We first deployed OSM as part of our Toyota Entune Audio Plus and Lexus Display Audio multimedia products. We continue to develop the OpenTerra Platform and our OSM mapping technologies. We entered into an agreement with Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, in August 2019 whereby we licensed to Grab certain intellectual property underlying our OpenTerra Platform. We also received a license back from Grab under certain intellectual property. We may explore similar agreements with third parties to monetize and further develop the OpenTerra platform.
Infrastructure and operations
Automotive Navigation
Our end users rely on our services primarily while on the road. As a result, we strive to ensure the continuous availability of our services through our high-quality hosting platform and operational excellence.
Data center facilities. We developed our infrastructure with the goal of maximizing the availability of our applications, which are hosted by Amazon Web Services, or AWS, with facilities located in California, Oregon, Virginia, Germany, Ireland and South Korea.
We entered into hosted service agreements with AWS for primary resource capacity and disaster recovery capacity. Pursuant to the service agreements, AWS provides leased facility space, power, cooling and Internet connectivity.
We have similar arrangements with Alibaba Group Holding Limited’s cloud computing business unit, Alibaba Cloud, to provide hosting services for our location services in China.

Research and development
Our research and development organization is responsible for the design, development and testing of our services and products. Our engineering team has deep expertise and experience in in-car embedded software, in-vehicle U.S. design, mobile software, location technologies and cloud services and we have a number of personnel with longstanding experience with location services applications and scaling hosted service models.
We currently focus our research and development efforts on:

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
Our development strategy is to identify features, services and products that are, or we expect to be, needed or desired by end users and provide our customers with a means to differentiate themselves against their competitors.

As of June 30, 2020, our research and development team consisted of 596 people, 126 of whom were located in Santa Clara, California and 470 of whom were located in Cluj, Romania; Shanghai and Xi'an, China; Berlin, Germany; and Incheon, South Korea. Our U.S., China and Romanian research and development teams function together to provide service and product development for our automotive customers. Our research and development expenses were $79.9 million, $78.6 million and $79.3 million for fiscal 2018, 2019 and 2020, respectively.
Marketing and sales
Automotive Navigation
We employ a sales team that focuses on targeted customers and responds to requests from automobile manufacturers and tier ones for proposals and related sales opportunities.
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
Our revenue from customers located in the United States comprised 89%, 80% and 73% of our total revenue for fiscal 2018, 2019 and 2020, respectively.
We are substantially dependent on Ford and GM for our billings and revenue. In fiscal 2018, 2019 and 2020, Ford represented 76%, 62% and 44% of our revenue, respectively, and 74%, 54% and 44% of billings, respectively. In fiscal 2018, GM represented less than 10% of our revenue and billings, while in fiscal 2019 and 2020, GM represented 20% and 34% of our revenue, respectively, and 21% and 33% of billings, respectively. We expect Ford and GM to represent a significant portion of our revenue and billings for the foreseeable future.
Ford
Our contract with Ford covers a broad range of navigation products and services, with primary focus on Ford’s North America and Europe production. Our agreement with Ford currently extends to December 31, 2033, which term may be earlier terminated or further extended at Ford’s option subject to certain conditions.
We are the preferred provider during the agreement's term for on-board navigation integrated with Ford's SYNC 2 and SYNC 3 platforms. We have also entered into amendments with Ford such that Ford Europe and Ford Australia and New Zealand also provide a map update program under which Ford owners with SYNC 2 until 2023, with respect to Australia and New Zealand only, or SYNC 3 in all geographies where we provide SYNC 3 products are eligible to receive annual map updates through the contractual period ending on December 31, 2033.
Our agreement with Ford relating to navigation solutions integrated with Ford's SYNC 2 and SYNC 3 platforms allows for renewals for successive 12-month periods if either party provides notice of renewal at least 45 days prior to the expiration of the applicable term, and the other party agrees to such renewal.
We have entered into a contract with Ford to develop navigation products and services integrated with Ford’s SYNC 4 platform for distribution to the North American markets for new vehicles through Ford's model year 2022. We anticipate production of SYNC 4 in Ford vehicles will begin in Fall 2020 and that service and warranty obligations under the contract will continue until December 31, 2029.
GM
Our contract with GM includes the provision of our on-board, hybrid, and brought-in navigation solutions across a wide assortment of GM vehicles. Our mobile navigation SDK powers GM’s branded mobile and web-based applications and is covered under a services agreement that was entered into June 13, 2014 and extends to December 31, 2020. Our on-board and hybrid navigation solutions for GM are covered under a product and services agreement that became effective February 1, 2017, and which extends through December 31, 2026 and GM's model year 2025. In January 2020, the agreement was extended to provide services to subscribers until June 30, 2031. In April 2020, we also entered into a related agreement with GM wherein we agreed to provide certain service-based deliverables and further enhance the customized software for additional consideration, which we currently understand GM will use in certain of its model year 2021 and later vehicles.  As part of the agreement, we also resolved an open matter with GM relating to potential future adjustments by GM to its demand or purchase forecasts.
Our hybrid navigation solutions are available globally on select model GM vehicles, with primary markets including North America, Korea and South America, and in China with Shanghai-GM, or SGM. Our on-board navigation solutions are available on select model Opel vehicles through model year 2024. Under our agreements with GM, we are obligated to provide our navigation products and services for additional models and regions through model year 2025.
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
We seek to patent key concepts, components, protocols, processes and other inventions. As of June 30, 2020, we held 181 U.S. patents expiring between April 11, 2020 and August 23, 2038, and we have 37 U.S. patent applications pending. These patents and patent applications may relate to features and functions of our services and the technology platforms we use to provide them. We have filed, and will continue to file, patent applications in the United States and other countries where there exists a strategic technological or business reason to do so. Any future patents issued to us may be challenged, invalidated or circumvented. Any patents that may issue in the future with respect to pending or future patent applications may not provide sufficiently broad protection or may not prove to be enforceable in actions against alleged infringers.
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
We also enter into various types of licensing agreements to obtain access to technology or data that we utilize in connection with our navigation services. Our contracts with certain licensors include minimum guaranteed royalty payments, which are payable regardless of the ultimate volume of revenue derived from the number of paying end users. Our most important agreements are with the providers of maps pursuant to which we generally pay a monthly fee per end user or copy or a per transaction fee. We obtain map data from HERE North America, LLC, or HERE, pursuant to a master data license agreement dated December 1, 2002. HERE is principally owned by a consortium consisting of Audi AG, or Audi, BMW AG, or BMW, and Mercedes. Our agreement with HERE automatically renews under its existing terms for successive one year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. In addition, we have entered into separate territory license agreements with HERE under which we are licensed to use certain map data for particular programs with certain of our current automotive customers to fulfill their requirements. The term of these territory licenses with HERE vary based on the customer and program, and can be extended for additional periods. Our agreement with HERE also allows a party to terminate the agreement if the other party materially breaches its obligations and fails to cure such breach.
In addition, we obtain other data such as map, weather updates, gas prices, POI and traffic information from additional providers.

Competition and customer concentration
The markets for development, distribution and sale of location services are highly competitive. Many of our competitors have greater name recognition, larger customer bases, more experience in the development of digital content and access to content partners, and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do.
We compete in the navigation software market with established automobile manufacturers and tier ones and providers of on-board navigation services such as AISIN AW CO., Ltd, or AISIN, AutoNavi Software Co., Ltd., or AutoNavi, Robert Bosch GmbH, or Bosch, Elektrobit Corporation, or Elektrobit, Garmin Ltd., or Garmin, HERE, MapBox Inc., Navinfo Co., Ltd., or Navinfo, NNG LLC, or NNG, Shenyang MXNavi Co., Ltd., or MXNavi, and TomTom North America, Inc., or TomTom, as well as other competitors such as Apple and Google.
More broadly in the infotainment and connected car services market, our competition is increasingly weighted towards the tech giants, such as Google and Apple. Both have smartphone-based offerings - Google with Android Auto and Apple with CarPlay. These smartphone-based solutions are currently providing consumers with an alternative to embedded or built-in systems and services. However, brought-in solutions have disadvantages compared to built-in solutions, in that brought-in solutions are not seamlessly integrated into the vehicle.
With a smartphone-based solution, applications like navigation, commerce, streaming media player, car controls and voice assistance are not as integrated with the vehicle’s native functions and physical interfaces. For example, simply connecting a smartphone to the vehicle system with wired or wireless options is often problematic and unreliable and can be frustrating to the end user. Beyond simply connecting to the applications from brought-in devices, other issues persist such as not having an adaptive, purpose-built design for individual vehicle makes and models with their unique array of car control features that have to be accommodated. In many instances, access in the near-term to vehicle sensor data, such as fuel or battery levels, seat occupancy and precise orientation of the vehicle, may not be available, limiting the user's personal experience and integration with the actual driving experience.
Google currently provides an embedded offering called GAS, which has been increasingly focused on the automotive industry and expanding its presence with major OEM partners. For example, GM announced in September 2019 that it will begin offering vehicles with GAS beginning with GM’s model year 2022. Other OEM partners, such as Ford and others, may actively consider transitioning toward embedded and smart-phone offerings from Google and Apple with future model years, which would also align with end user expectations to extend to the car in-home and mobile infotainment and commerce platforms. However, with respect to the embedded GAS offering, we nonetheless see competitive advantages and opportunities to differentiate our offerings compared to GAS.

•	Telenav provides OEMs outright and shared ownership of all data;

•	Telenav’s solutions are cross-OS and support QNX, Linux and Android;

•	Telenav is voice assistant-agnostic;

•
Hardware requirements to support feature sets can impose significant cost burdens on OEMs and can limit implementation across an OEM's full product line; Telenav has been successful optimizing solutions for a wide range of hardware platforms, from luxury to low-end and mid-tier car markets (which make up the bulk of the volume of vehicles currently sold); and

•
OEMs may be concerned they risk being disintermediated from their customers and the monetization opportunity from end user services for OEMs could be severely limited when they allow Google to be the connected digital interface; Telenav works in concert with OEMs to enhance monetization and opportunities from end-user services and help expand potential revenue streams.

Competition in our markets is based primarily on pricing and performance, including features, functions, reliability, flexibility, scalability and interoperability; automobile manufacturer and tier-one relationships; technological expertise, capabilities and innovation; price of services and products and total cost of ownership; brand recognition; and size and financial stability of operations. We believe we currently compete favorably with respect to these factors based upon the performance, reliability and breadth of our services and products and our technical experience.
Some of our competitors and potential competitors enjoy advantages over us, either globally or in particular geographic markets, including with respect to the following:

•	significantly greater revenue and financial resources;

•	ownership of mapping and other content allowing them to offer a more vertically integrated solution;

•	stronger brand and consumer recognition in a particular market segment, geographic region or worldwide;

•	the capacity to leverage their marketing expenditures across a broader portfolio of products;

•	access to core technology and intellectual property, including more extensive patent portfolios;

•	access to custom or proprietary content;

•	quicker pace of innovation;

•	stronger automobile manufacturer or tier-one relationships;

•	more financial flexibility and experience to make acquisitions;

•	lower labor and development costs; and

•	broader global distribution and presence.
Our competitors’ and potential competitors’ advantages over us could make it more difficult for us to sell our navigation services, and could result in increased pricing pressures, reduced profit margins, increased sales and marketing expenses and failure to increase, or even the loss of, market share or expected market share, any of which would likely cause harm to our business, operating results and financial condition. In addition, we substantially depend on GM and Ford for our current revenue, which in fiscal 2020 represented together approximately 78% of our total revenue. We expect this revenue concentration to continue for the near-term. GM announced in September 2019, that it will begin offering vehicles with GAS effective with model year 2022. If Ford were similarly to transition toward another third-party offering, such as an offering provided by GAS, Amazon, Apple or others, this would significantly impact our revenue in future years. For this reason, part of our strategy is to diversify and expand our OEM partnerships, including through strategic investments in both established as well as early stage connected vehicle technology companies. We believe this will enhance our ability to scale our core business faster as well as identify and incorporate innovative technologies and business models that we can then offer to OEM partners. We expect to continue to devote additional resources and attention to this strategy in fiscal 2021.
Employees
As of June 30, 2020, we employed 696 people, including 596 in research and development, 20 in sales and marketing, 17 in customer support, data center operations, and advertising operations, and 63 in a general and administrative capacity. As of that date, we had 175 employees in the United States, 293 in China, 210 in Romania, 10 in Germany, five in South Korea and three in Japan. We also engage a number of temporary employees and consultants. As of June 30, 2020, none of our employees were represented by a labor union or was a party to a collective bargaining agreement.
Information about our Executive Officers
We set forth in the following table the names, ages (as of July 31, 2020) and positions of our executive officers:

Name	Age	Position
Dr. HP Jin	56	President, Chief Executive Officer and Chairman of the Board of Directors
Adeel Manzoor	45	Chief Financial Officer and Treasurer
Salman Dhanani	47	Chief Operating Officer
Steve Debenham	58	Vice President, General Counsel and Secretary
Hassan Wahla	48	Chief Customer Officer
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
Adeel Manzoor has served as our chief financial officer and treasurer since July 2019. From November 2016 to June 2019, Mr. Manzoor served as Vice President and Controller of the Storage, Big Data and Value Compute business unit at HPE. He also served as Vice President and Controller of the Converged Infrastructure business unit at HPE from August 2015 to November 2016. Previously, Mr. Manzoor served as Director of Strategy and Planning at HP from June 2014 to August 2015 and Director of Investor Relations at HP from September 2012 to June 2014. Prior to joining HP, Mr. Manzoor was an auditor at Ernst and Young LLP. Mr. Manzoor holds a degree in Business/Commerce from the University of the Punjab, an MBA from the Asian Institute of Technology and an MS, Accounting and Finance from New Mexico State University.
Salman Dhanani is a cofounder of our company and has served as our chief operating officer since February 2020. Mr. Dhanani previously served as co-president of our automotive business unit from January 2014 to February 2020. as our vice president, growth strategy and partnerships from July 2012 to January 2014, as our vice president, products from August 2010 to July 2012 and as our vice president, products and marketing from August 2009 to August 2010. Mr. Dhanani served as our executive director of marketing from March 2009 to July 2009 and as our senior director of marketing from November 1999 to February 2009. From January 1999 to November 1999, Mr. Dhanani served as a consultant at the McKenna Group, a strategy consulting firm. From July 1996 to December 1998, Mr. Dhanani served as an application engineer at Schlumberger Ltd., a technology consulting services company. Mr. Dhanani holds a B.S. in Electrical Engineering from the University of Washington.
Steve Debenham has served as our vice president, general counsel and secretary since August 2019. Prior to joining Telenav, Mr. Debenham served as vice president, general counsel and corporate secretary of Aerohive Networks, Inc. from January 2013 to August 2019. Previously, Mr. Debenham served in senior leadership roles at various other technology companies, including: vice president corporate development, general counsel and secretary of Silicor Materials Inc. from August 2010 to January 2013; senior vice president, general counsel and secretary of Asyst Technologies, Inc. from September 2003 to September 2009; and senior vice president, general counsel and secretary of Harris myCFO Inc. from May 2000 to June 2003. Mr. Debenham began his legal career with the law firm of Jackson Tufts Cole & Black, LLP, where he was a partner practicing intellectual property litigation. Mr. Debenham holds an A.B. in History from Stanford University and a J.D. from the University of California, Hastings College of the Law.
Hassan Wahla has served as our chief customer officer since February 2020. Mr. Wahla previously served as co-president of our automotive business unit from January 2014 to February 2020, as our vice president, business development and carrier sales from August 2009 to January 2014 and as our executive director of business development from May 2005 to August 2009. From April 2003 to May 2005, Mr. Wahla served as a senior product manager at Nextel Communications, a wireless communications company that merged with Sprint Corporation, or Sprint. From February 2002 to April 2003, Mr. Wahla served as vice president of business development of Wireless Multimedia Solutions, a privately held wireless software platform company. From September 1999 to February 2002, Mr. Wahla served as director of business development at MicroStrategy, Inc., a business intelligence software company. Prior to that time, Mr. Wahla served as a senior consultant at Maritime Power, a maritime equipment company. Mr. Wahla holds a B.S. in Industrial Engineering from Virginia Tech, an M.S. in Management from Stevens Institute of Technology and a Masters of International Affairs from Columbia University.

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
The COVID-19 pandemic and related adverse public health developments have caused and will continue to cause disruption to our business operations resulting from shelter-at-home orders, quarantines, self-isolations, or other movement restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. For example, our automotive manufacturer partners closed manufacturing plants in response to the COVID-19 pandemic and only recently began to re-open production in North America and Europe. Because we receive revenue when new vehicles are manufactured, our revenue from these plant shutdowns has been negatively affected by the cessation of manufacturing operations, and will continue to be until operations resume full capacity. In addition, public health problems resulting from the COVID-19 pandemic and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general, significant and continuing downturn in the global economy, which has had a direct impact on the demand for our products and on our operating results. The COVID-19 pandemic has also caused significant volatility in financial markets, including the market price of our stock and has raised the prospect of an extended global recession. We anticipate that the economic recession likely to result from the COVID-19 pandemic and related unemployment will substantially weaken demand for new vehicles and, as a result, our revenue may be substantially negatively affected.
Our revenue and prospects for continued business directly depend upon the volume of new vehicles being produced by our automobile manufacture partners and program development for new vehicles by prospective customers. The COVID-19 pandemic, related adverse public health developments and prospects for a global recession have directly impacted the businesses of our automobile manufacturer partners, such as GM, Ford and Toyota, including resulting from shelter-in-place orders and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures and other travel or health-related restrictions. The previous shutdowns and gradual resumption of manufacturing operations by Ford, GM and our other automobile manufacturer partners will decrease our revenue, operating results, financial condition and cash flows while such shutdowns continue and until the automobile manufacturers partners resume full production levels. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. For example, in our fourth fiscal quarter ended June 30, 2020, our cash used in operating activities was $14.4 million.
In addition, we cannot assure that any decrease in our revenue while these shutdowns continue will be offset by increased revenue in subsequent periods as our OEM partners resume vehicle production as high levels of unemployment and a likely economic recession are anticipated to weaken demand for new vehicles. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. We cannot predict when that may occur, and at what level our automobile manufacturer customers may resume production. Once production does resume, it is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the COVID-19 shutdown. While we maintain what we believe are sufficient cash balances to support our operations, we believe such periods of cash usage in our operations could continue for the near-to-mid-term, and until our automobile manufacturer partners resume full production.
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
Although the magnitude of the impact of the COVID-19 pandemic on our business and operations remains uncertain, the continued spread and/or a prolonged economic downturn will likely reduce demand for our products and services. In addition, as a result of the COVID-19 pandemic, we have seen automobile OEMs cancel or delay programs that would have included our products and services. While we cannot reasonably estimate the full extent and impact of the pandemic, we currently believe it will in the short-run and may over the longer term materially and adversely affect our consolidated business, results of operations and financial condition.
We incurred losses in each period from fiscal 2015 through our first quarter of fiscal 2020. Although we were profitable for part of fiscal 2020, we may incur additional losses in fiscal 2021, and we cannot predict when, or if, we will return to consistent profitability.
As a percentage of revenue, our net loss was 0%, 17% and 21% in fiscal 2020, 2019 and 2018, respectively. We may be unable to generate sufficient revenue to return Telenav to profitability in the short-term, if at all.
We may incur additional net operating losses during fiscal 2021. We face many uncertainties and we expect to see continued impact from the COVID-19 pandemic. Our revenue, like most, if not all, automotive-related businesses, depends upon the volume of new vehicles being produced. The previous shutdowns and gradual resumption of manufacturing operations by Ford, GM and other automobile manufacturer partners will negatively impact our revenue and operating results, perhaps significantly, while they continue and until they resume production. The high levels of unemployment and anticipated economic recession resulting from the COVID-19 pandemic are also likely to result in weak demand for new vehicles. If so, our revenue and operating results may be negatively affected for a sustained period.
We also expect that we may incur net operating losses due to the costs we expect to incur prior to generating revenue in connection with new automotive navigation products and services that will not be integrated into production vehicles for several years, if at all. The time required to develop, test and deploy products between the time we secure the award of a new contract with any automobile manufacturer or tier one, and the timing of revenue thereunder, as well as a substantial required upfront investment in research and development resources prior to entering into contracts with automobile manufacturers and tier ones, will continue to contribute to these losses. We also expect to continue to experience pressure on pricing in our negotiations with automobile manufacturers and tier ones as we enter into negotiations for contract renewals or new products where we are competing with larger suppliers that are competing on price, rather than features, or for vehicles where customers are price sensitive regarding navigation solutions or where the automobile manufacturer is offering or is considering brought-in solutions such as Apple’s CarPlay or Google’s Android Auto.
Our efforts to develop new services and products and attract new customers require investments in anticipation of longer-term revenue. For example, the design cycle for automotive navigation products and services is typically 18 to 24 months, and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our current relationships with GM and Ford. In addition, the revenue we may receive at initial launch may not be significant depending on the automobile manufacturer’s or tier one’s launch timing schedule across vehicle models and regions. For example, although our hybrid product with GM launched in February 2017, it only launched in select vehicle models and we do not have any control over when and whether it launches in other GM models. In addition, GM announced in September 2019 that effective in 2021 (model year 2022), it will begin offering vehicles with Google Auto Services, or GAS. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM. Our contract with Ford covers a broad range of products and services, including navigation solutions for Ford in North America for new vehicles through Ford’s model year 2022. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford and any transition to a different platform adopted by Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. Although we recently entered into a series of agreements with Grab with respect to the intellectual property underlying our OpenTerra Platform, we cannot provide any assurance that we will be able to enter into other arrangements for our OSM mapping technologies in the future.
We are required to recognize certain automotive revenue over time if there are contractual service periods or other obligations to fulfill, such as specified contractual deliverables. Certain contractual service periods or other obligations currently extend up to eight years. We also intend to make additional investments in systems and continue to expand our operations to support diversification of our business. As a result of these factors, we believe we may incur a net loss during fiscal 2021, and we cannot predict when, or if, we will return to consistent profitability. Our investments and expenditures may not result in the growth that we anticipate.
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
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance and period-to-period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:

•
the prior decisions by GM, Ford and other OEM manufacturers, to suspend vehicle production, uncertainty about the pace of resumed production, and the production levels they may return to in the foreseeable future resulting from weakened demand resulting from the economic recession associated with the COVID-19 pandemic;

•	the ability of automobile manufacturers to sell automobiles equipped with our products;

•
GM's decision, announced on September 5, 2019, to utilize the GAS offering and perhaps similar decisions of other automobile manufacturers and partners, such as Ford, to utilize other third-party offerings, such as offerings provided by GAS, Amazon, Apple or others, in future model years;

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

•
work stoppage affecting our automobile manufacturer customers and their partners, such as the labor stoppage announced by GM workers in September 2019, which reduced our revenue during the stoppage period and for some time thereafter;

•
the seasonality and unpredictability of new vehicle production, including tooling and assembly changes and plant shutdowns, including due to disruptions at facilities of suppliers of essential components;

•	the potential disruption as a result of the departure of the United Kingdom from the European Union on automotive supply chains and potential plant closures in the United Kingdom;

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

•
an outbreak of a contagious disease, similar to the COVID-19 outbreak, which may cause us or our customers to temporarily suspend our or their operations in the affected city or country, including China;

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
Ford represented approximately 44%, 62% and 76% of our revenue and 44%, 54% and 74% of our billings in fiscal 2020, 2019 and 2018, respectively. GM represented approximately 34%, 20% and less than 10% of our revenue and 33%, 21% and less than 10% of our billings in fiscal 2020, 2019 and 2018, respectively. During the second half of fiscal 2020, we experienced a decline in billings to Ford due to Ford’s plant closures in response to the COVID-19 pandemic. Despite the decrease in Ford’s billings, we expect that Ford, GM, other automobile manufacturers and tier ones will account, at least in the near-term, for an increasing percentage of our revenue and billings, as our revenue and billings from paid wireless carrier provided navigation continues to decline. Our total revenue and billings could also potentially decline if Ford or GM increases the cost to consumers of our navigation products, reduces the number of vehicles or the geographies in which vehicles with our products as an option are sold, if their sales of vehicles fall below forecast, or if they determine to offer on their vehicles third-party platforms or solutions in place of ours. For example, GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM. Garmin announced on January 7, 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. Work stoppages, such as GM announced in September 2019, global macro-economic conditions or other factors could also cause automobile manufacturer and tier ones to reduce their production of vehicles in which our products and services are incorporated and our revenues, as a result. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze is available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase built-in navigation services. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America and its announcement regarding GAS commencing in model year 2022 may result in a larger proportion of GM vehicles being sold without our products and services. If another OEM partner, in particular Ford, were similarly to announce a transition toward another third-party offering, such as an offering provided by GAS, Amazon, Apple or others, this would significantly impact our revenue in future years. Moreover, Ford and GM have announced their intention to modify their North American passenger car portfolio strategies and have begun phasing out certain car models, and they recently indicated that they are also considering changes in their respective European portfolio strategies. This could lead to a significant reduction in the sales of vehicles with our products as an option. We may not be able to mitigate the effect of any lost billings and revenue and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We cannot predict the impact on our revenue, billings, and gross profit of any changes between the automobile manufacturers and the map or other content providers. For example, a substantial portion of our revenue and billings and, to a lesser extent, gross profit from Ford is impacted by the underlying licensed content cost negotiated through HERE and other content providers.
Our contract with GM includes the provision of our on-board, hybrid, and brought-in navigation solutions across a wide assortment of GM vehicles. Our mobile navigation SDK powers GM’s branded mobile and web-based applications and is covered under a services agreement that was entered into June 13, 2014 and extends to December 31, 2020. Our on-board and hybrid navigation solutions for GM are covered under a product and services agreement that became effective February 1, 2017. These solutions began shipping in a limited number of vehicles beginning with model year 2017 and are gradually expanding across additional regions and models. In May 2017, additional vehicles through model year 2025 were added to this products and services agreement, and in January 2020 the agreement was extended to provide services to subscribers until June 30, 2031. In April 2020, we entered a related agreement with GM wherein we agreed to provide certain service-based deliverables and further enhance the customized software for additional consideration, which we currently understand GM will use in certain of its model year 2021 and later vehicles.  As part of the agreement, we also resolved an open matter with GM relating to potential future adjustments by GM to its demand or purchase forecasts. However, our contract with GM does not assure us of minimum order quantities, overall or during any period and GM may terminate the agreement at its convenience.
We have limited experience managing, supporting and retaining automobile manufacturers and tier ones as customers, including in competition with larger and better-financed competitors, such as Google and Apple, who can leverage their technology and market access to increase market share with our OEM partners. If we are not able to maintain Ford and GM as customers our revenue will decline significantly.
The success of our automotive navigation products may be affected by the number of vehicle models offered with our navigation solutions, as well as overall demand for new vehicles.
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and tier ones. For automobile manufacturers with whom we have established relationships, such as Ford and GM, our success depends on continued production and sale of new vehicles offered with, and adoption by end users of, our products when our product is not a standard feature. Our on-board and hybrid solutions may not satisfy automobile manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and tier ones do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and tier ones may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay due to forces outside of our control, such as natural disasters, pandemics, parts shortages and work stoppages, as well as general economic conditions. For example, in March 2020, Ford and GM ceased production in the United States and Europe due to the COVID-19 pandemic and related shelter-in-place orders, and have not yet returned to full production. In addition, we have seen automobile OEMs cancel or delay programs that we expected would include our products and services.
If we fail to comply with our automobile manufacturer and tier one contracts, our business, financial condition and results of operations could suffer.
Our contracts with our automobile manufacturer and tier one customers include increasingly specialized, complex and strict performance requirements. We have experienced and may continue to experience increased challenges in achieving certain milestones under our contracts with our automobile manufacturer and tier one customers, such as Ford and GM, our largest OEM customers, as well as other tier one customers, and may not be able to demonstrate those milestones on a timely basis or otherwise as required under our agreements. This could cause our automobile manufacturers, such as Ford and GM, and other tier-one customers to reduce their level of business with us or to utilize third-party platforms or solutions in place of ours in future model years. In addition, our automobile manufacturer and tier one customers regularly evaluate our capabilities against those of our competitors and may even engage one or more of our competitors as a dual source supplier. Any failure by us to timely perform under our automobile manufacturer and tier one contracts could at any time result in the termination of those contracts, the awarding of work to one or more of our competitors, or other adverse actions. Further, any negative publicity related to our automobile manufacturer or tier one contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If one of our automobile manufacturer or tier one contracts is terminated, or if our ability to compete for new contracts is adversely affected, our business, reputation, financial condition and results of operations could suffer.
Our automotive revenue and earnings could fluctuate due to the complexities of revenue recognition and capitalization of expenses related to customized products.
We adopted ASC 606, Revenue from Contracts with Customers, effective July 1, 2018, utilizing the full retrospective transition method. Under this accounting methodology: royalty amounts earned are bifurcated when there exist various underlying obligations; revenue is recognized upon fulfillment of the underlying obligation; and such obligations related to earned royalties generally can include an on-board navigation component recognized as revenue once delivered and accepted, a connected services component recognized to revenue over the applicable service period, and a map update component recognized as revenue upon periodic delivery. Due to the complexities of revenue recognition, we may be required to recognize certain revenue over extended periods. For example, because customers of our brought-in automotive navigation solutions simultaneously receive and consume the benefit from our performance, we recognize revenue ratably over the period we expect to fulfill the services obligation, which is generally 8 to 12 years, as we believe this provides a faithful depiction of the transfer of control.
Future amendments to automobile manufacturer and tier-one agreements could also impact our recognition of revenue, such as by providing our map update solution in other regions, changes in procurement patterns, shipping terms and title transfer. As our solutions encompass greater value-added services, there is potential for changes in the timing of our recognition of revenue. Investors and securities analysts may not understand the subtleties of these revenue recognition requirements, and the trading prices of our common stock may be negatively affected.

In addition, our revenue recognition under our automobile manufacturer and tier-one agreements is becoming increasingly more complex with the evolution of our value-added products and services, such as our hybrid navigation solutions. The agreements for these solutions can extend over several years and require multiple deliverables. Given the length of our contractual obligations, which often extend beyond the manufacture and sale of the vehicle when the royalty is determined and paid, we may have significant post-production obligations to provide brought-in navigation services or map updates over an extended period of time. These extended obligations can result in a delay in our recognition of revenue, or the need for us to defer and recognize revenue over the period that we are required to provide these post-production obligations or other services.
In conjunction with the adoption of ASC 606, development costs subject to ASC 340-40 incurred to fulfill future obligations under certain actual or anticipated contracts for automotive solutions are capitalized, provided they are expected to be recovered, and then recognized as the related performance obligations are transferred. For on-board automotive solutions, such costs represent the customized portion of software development, which will be recognized upon acceptance of the software since acceptance is generally required for control of the software to transfer. As a result, our recognition of deferred costs may be lumpy and not tied to the production of the vehicles in which the software is installed. For brought-in automotive solutions, such costs will be amortized over the period the services obligation is expected to be fulfilled because software development does not represent a distinct performance obligation in the case of brought-in automotive solutions.
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
Demonstrating growth in the Chinese market is an important component of our global growth strategy. While we have significant research and development facilities in China, we have a limited business presence and, so far, have not been successful in expanding our automotive entry in the Chinese market. The COVID-19 pandemic also disrupted significantly our operations in China and delayed various initiatives with existing and potential OEM partners. Although business activities in China have started to resume, we may not be able to retain the interest of and further our relationships with existing and potential OEM partners due to the recessionary economic effects of the COVID-19 pandemic. The automotive software market in China is also highly competitive. This competition comes from large international automotive software providers as well as strong domestic providers. The Chinese navigation software market is seeing transition towards new business models by third-party navigation product vendors, such as substantially lower per-unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage-based insurance and utilizing data to create high-definition maps. Global platform navigation products tend to fare poorly in China. For example, our revenue from Ford China declined materially in fiscal 2018, 2019 and 2020, and we expect it to continue to decline in the absence of a new, localized product. We may need to change or modify our license fee model in China in order to compete effectively. Our inability to do so may have a material impact on our ability to continue to participate in the Chinese market. Even if we adopt new license fee models for China-based automobile manufacturers, we may not recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes, could also impact us in additional markets including, but not limited to, North America and Europe.
We may not be successful in generating material revenue from automobile manufacturers and tier ones other than Ford and GM. As a result, our business, financial condition and results of operations will be harmed if we are unable to diversify our automotive revenue.
Although we have attempted to mitigate our dependence on Ford and GM by establishing relationships with other automobile manufacturers and tier ones, these relationships may not produce significant revenue if the products are launched in limited models or face competition from third parties. Even if we are able to diversify our automotive navigation business through new relationships, customers may not elect to purchase automobile manufacturer and tier-one navigation offerings that include our software and/or services, which may be for reasons unrelated to performance of our software or services. Even if we win new awards, once those programs go into production, consumers may not widely adopt our navigation offerings or may criticize the performance or quality of the navigation software and our reputation may be harmed. If customer purchase rates are less than we anticipate, or if our relationships with one or more of these other automobile manufacturers and tier ones are terminated or not renewed or extended, we may be unable to effectively diversify our automotive navigation revenue and our business, financial condition and results of operations may be harmed.

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
In 2014, we entered into a contract with GM to provide worldwide hybrid navigation solutions beginning in model year 2017 and continuing through model year 2025, and our hybrid product launched in its first GM models, the Cadillac CTS and CTS-V, in February 2017. In May 2017, additional vehicles through model year 2025 were added to this products and services agreement, and in January 2020 the agreement was extended to provide services to subscribers until June 30, 2031. In April 2020, we also entered into a related agreement with GM wherein we agreed to provide certain service-based deliverables and further enhance the customized software for additional consideration, which we currently understand GM will use in certain of its model year 2021 and later vehicles.  As part of the agreement, we also resolved an open matter with GM relating to potential future adjustments by GM to its demand or purchase forecasts. However, our contract with GM does not assure us of minimum order quantities, overall or during any period. For example, on September 5, 2019, GM announced that it intended to utilize GAS solutions on certain models beginning with model year 2022. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM. We cannot assure you that our products will be in a wide variety of geographic markets in which GM sells vehicles in or across a variety of models and brands, or that we will continue to receive material revenue from these products and services.
Our contract with Ford covers a broad range of products and services that we provide to Ford. Effective as of June 16, 2020, we entered into an amendment to our contract with Ford that extends the term of the agreement to December 31, 2033 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next-generation navigation solution in North America, subject to certain conditions. The terms of this next-generation navigation solution were embodied in an amendment executed in December 2018 that sets forth the terms and conditions for the Ford SYNC 4 deliverables for new vehicles through Ford’s model year 2022. The parties entered into an amendment effective June 16, 2020 extending our service and warranty obligations under the agreement to December 31, 2029 for North America production. We were not awarded the contracts for Europe, South America and Australia and New Zealand, and Garmin recently announced in 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford and any transition by Ford to other platforms such as Android may reduce the number of new Ford models and vehicles in which our products and services are provided. The loss of any contracts awarded, or our failure to be awarded contracts for certain geographies, may adversely impact our business, financial condition and results of operations. If Ford were similarly to announce a broader transition toward a competitive platform or offering such as GAS, this would significantly impact our revenue in future years.
We have a partnership with Toyota for Toyota and Lexus vehicles and a separate partnership with Xevo, a tier one supplier to Toyota, for another navigation solution for Toyota and Lexus vehicles. While we saw expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models through fiscal 2019, we expect Toyota to limit or reduce the number of models or vehicles on which Scout GPS Link is offered by Toyota and Lexus, beginning in model year 2021, due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. In addition, during the fourth quarter of 2019, Telenav entered into an amended agreement with Xevo, under which we received a one-time $17.0 million cash pre-payment in exchange for removing a contractual minimum unit commitment that otherwise would have resulted in a payment to us in 2027. We recorded the receivable as deferred revenue in the fourth quarter of fiscal

2019 and we are recognizing it as revenue over future periods. We currently expect that our contract with Xevo relating to the implementation of our solutions in Toyota and Lexus vehicles will remain in place through 2026. We cannot assure you that we will receive significant revenue from the solutions for Toyota in the long-term. While we continue to invest in our existing and new relationships with automobile manufacturers, if our products do not meet the consumer’s expectations, automobile manufacturer customers may not continue to offer our solutions.
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
We rely on our automobile manufacturers and tier-one customers to provide us with reports on the number of vehicles they sell with our on-board, brought-in and hybrid navigation products and services included, depending on the nature of our contractual relationship, and to remit royalties for those sales to us. To a lesser degree, we also rely on our wireless carrier customers to bill subscribers and collect monthly fees for our mobile navigation services, either directly or through third-party service providers. The risk of inaccurate reports may increase as our customers expand internationally and increase the number of manufacturing locations. For example, in the three months ended March 31, 2017 and September 30, 2017, Ford determined that it had misreported the production of vehicles to us in certain factories. If our customers or their third-party service providers provide us with inaccurate data or experience errors or outages in their own billing and provisioning systems when performing these services, our revenue may be less than anticipated or may be subject to adjustment with the customer. In the past, we have experienced errors in reporting from automobile manufacturers and wireless carriers. If we are unable to identify and resolve discrepancies in a timely manner, our revenue may vary more than anticipated from period to period, which could harm our business, operating results and financial condition.
We recently implemented a new enterprise resource planning system and are also implementing project and human resources management systems. If these new systems prove ineffective, we may be unable to timely or accurately prepare financial reports, or invoice and collect from our customers.
We substantially completed the transition to our new ERP system for North America as of the beginning of the third quarter of fiscal 2020.  This system is critical for accurately maintaining books and records and preparing our consolidated financial statements.  We are also implementing project management and human resources management systems. While we have invested significant amounts, including for additional personnel and third-party consultants, to implement these systems, we cannot be assured that we will not experience difficulties following the transitions. Any errors in these systems could adversely affect our operations, including our ability to accurately report our financial results in a timely manner, file our quarterly or annual reports with the SEC and invoice and collect from our customers, each of which may harm our operations and reduce investor confidence. Data integrity problems or other issues may be discovered even though the transitions are complete which, if not corrected, could impact our business, reputation, reporting, disclosures or results of operations. If we encounter unforeseen difficulties with our new systems, there will be additional demands on our management team and our business, operations, and results of operations could be adversely affected.
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
The nature and extent of content that is delivered as part of our navigation solutions is complex to manage. Matching the requirements of our customers with the content offered by our vendors may result in our inclusion of content which we believe is necessary to meet our customers’ requirements but for which the customer may not have agreed to pay us. In addition, our customers speak directly to our vendors and often those conversations influence the expected content for our end products; however, customers may not be fully informed as to the license costs associated with the various components. Therefore, there is some risk that we may include content for which we have liability to the vendor but may not be entitled to payment from our customer. If these situations were to occur, our business, financial condition and results of operations could be adversely affected.
We face intense competition in our market, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn-by-turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft Corporation also provides a free voice-guided turn-by-turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. In addition, new car buyers may not value navigation solutions built in to their vehicles if they believe that free (brought-in) offerings, such as Apple’s CarPlay or Google’s auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase on-board navigation solutions. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America and announced on September 5, 2019 that it intends to utilize GAS solutions on certain models beginning with GM’s model year 2022. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM. Garmin announced on January 7, 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. If Ford were similarly to announce a broader transition toward a competitive platform or offering such as GAS, this would significantly impact our revenue in future years. In addition, while we saw expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models through fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus, due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We may not successfully increase our revenue from Ford or Toyota, and our revenue could decrease, if our products are replaced within vehicles by Ford, GM or Toyota with our competitors’ products or due to price competition from third parties.
We compete in the automotive navigation market with established automobile manufacturers and tier ones and providers of on-board navigation services, such as AISIN AW CO., Ltd, AutoNavi Software Co., Ltd., Robert Bosch GmbH, Elektrobit Corporation, Garmin, Ltd., HERE, Navinfo Co., Ltd., NNG LLC, Shenyang MXNavi Co., Ltd., and TomTom, as well as other competitors such as Apple and Google. In 2019, Lear acquired Xevo, with which we provide an offering to Toyota, which could result in Xevo moving into the on-board navigation services space. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:

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
In the future, we may make acquisitions to improve and increase the scale of our navigation services offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. We do not have experience identifying, executing or integrating such investments or acquisitions and any investments we make or mergers and acquisitions we complete may not be successful, may fail to demonstrate a return or fail to advance our product offerings or overall strategy. Future investments or mergers and acquisitions we may pursue would involve, numerous risks, including the following:

•	our ability to realize synergies, cost reductions and operating efficiencies we may expect to result from an acquisition or strategic investment;

•	difficulties in integrating and managing the operations, technologies and products of the companies or assets we acquire, including those that are geographically remote from our existing operations;

•	the potential disruption to our ongoing business of the acquisition or the process of integrating and managing the acquired operations, technologies and products;

•	diversion of our management’s attention from normal daily operation of our business;

•	our inability to maintain the key business relationships and the reputations of the businesses we acquire;

•	uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;

•	our dependence on unfamiliar affiliates and customers of the companies we acquire;

•	insufficient revenue or cost savings to offset our increased expenses associated with acquisitions;

•	our responsibility for known and unknown liabilities of the businesses we acquire; and

•	our inability to maintain internal standards, controls, procedures and policies.
Completion of acquisitions is typically subject to the satisfaction of various closing conditions, including but not limited to regulatory approvals or financings supporting the transaction. There can be no assurance that any of such conditions will be satisfied and the acquisition will be completed. In addition, we may be unable to secure the equity or debt funding necessary to finance such future acquisitions, or on terms that are acceptable to us. If we finance acquisitions by issuing equity or convertible debt securities, our existing stockholders will likely experience dilution, which could be significant, and if we finance future acquisitions with debt funding, we will incur interest expense and may have to comply with financial covenants and secure that debt obligation with our assets.

If we are not successful in completing acquisitions that we may pursue in the future, we may be required to reevaluate our business strategy, and we may incur substantial expenses and devote significant management time and resources without a productive result. We could also in the future record impairment losses in connection with acquisitions.
We may be required to recognize a significant charge to earnings if our goodwill becomes impaired.
We have recorded goodwill related to our prior acquisitions and may do so in connection with any potential future acquisitions. We do not amortize goodwill with indefinite lives, but we review such assets for impairment annually or on an interim basis whenever events or changes in circumstances indicate that we may not recover the carrying value of these assets.  Factors that may indicate that the carrying value of our goodwill may not be recoverable include a persistent decline in our stock price and market capitalization, reduced future cash flow estimates and slower growth rates in our industry.  We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill is determined, which would adversely impact our results of operations.
We performed that annual goodwill impairment test as of April 1, 2020 and we determined that no impairment was indicated. In fiscal 2019 we recognized a $2.6 million impairment of the goodwill associated with our advertising business segment, which is now reported as discontinued operations, and in fiscal 2018 we recognized a $2.7 million goodwill impairment associated with our mobile navigation business.
We may make similar determinations regarding the impairment of goodwill in the future, which could have a material and adverse effect on our profitability.
Our investment portfolio and cash balances may become impaired by poor investment performance, deterioration of the financial markets or the economic effects of COVID-19.
Our cash equivalent and short-term investment portfolio as of June 30, 2020 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper, U.S. treasury securities and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
During late February and March 2020, significant market volatility, in large part due to the economic uncertainty arising from the COVID19 pandemic, affected the prices of the securities we hold, as well as the financial markets in general. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, poor performance by the early stage companies in which we hold investments could cause us to write down the value of those investments. For example, as of June 30, 2020, the value of such strategic investments included in other assets in our consolidated balance sheet was $33.3 million. Any significant under-performance by these companies, including due to factors or market or competitive forces outside of our control or which we may not foresee, could negatively impact the value of such investments, which could be material in any period. Any deterioration of the capital markets could also cause our other income and expense to vary from expectations. For example, recent manufacturing shutdowns of our automobile manufacturer partners, such as GM, Ford, Toyota and others, will decrease our revenue, operating results, financial condition and cash flows while they continue and until our automobile manufacturer partners resume full production. As these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. For example, in our fourth fiscal quarter ended June 30, 2020, our cash used in operating activities was $14.4 million. In addition, a sustained economic recession will negatively impact demand for new vehicles, even when full production resumes. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. While we maintain what we believe are sufficient cash balances to support our operations, we believe such periods of cash usage in our operations could continue for the near-to-mid-term, and until our automobile manufacturer partners resume full production.
We cannot predict when that resumption of production may occur, and at what level our partners may resume production. Once production does resume, it is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the COVID-19 shutdown. As of June 30, 2020, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded and continue to maintain a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to operating losses in previous years, we continue to maintain a full valuation allowance on deferred tax assets in the United States. Due to operating losses in previous years and expected losses in future years in the United Kingdom, we continue to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. In the event we cannot realize the value of our deferred tax assets in Germany based upon our ability to generate future income in Germany, our effective tax rate will be negatively impacted. In the event we cannot realize the value of our deferred tax assets in China based upon our ability to generate future income in China, our effective tax rate will be negatively impacted
Our transaction with Grab involved application of complex accounting principles; we may be required to revalue our Grab shareholdings periodically, which could impact our financial statements.
In the Grab Transaction, we received consideration which included nonmarketable ordinary shares of Grab Holdings, Inc. Because there is no public trading market for Grab ordinary shares and because Grab does not prepare its financial statements in accordance with GAAP or file its financial statements with the SEC or another securities regulatory body, we relied on the most current information available to assess the fair market value of Grab’s ordinary shares. To determine the fair market value of the Grab ordinary shares we received, we used all reasonably available information we received from Grab regarding the assessment of its board of directors of the fair market value of those ordinary shares, which includes, among other things, a limited number of arms’ length transactions for the ordinary shares and a review of recent financial statements provided by Grab. In addition, for the Grab shares we received, we adjust to fair value for observable transactions for identical or similar shares of Grab and review for impairment quarterly, which may impact our financial statements if we are required to revise values for the Grab ordinary shares on our balance sheets. Significant adjustments in the financial statement value of these and other investments could cause our investors to lose confidence in our company and management and/or cause our stock price to drop, perhaps considerably.
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
We obtain map data from TomTom and HERE, which are companies owned by our current and potential competitors. Accordingly, these third-party data and content providers may act in a manner that is not in our best interest. For example, they may cease to offer their map and POI data to us. The termination dates of our licenses to data from TomTom utilized in our mobile and automotive products generally approximate the respective termination dates of our obligations to provide map data to the applicable wireless carriers and automobile manufacturers. Our master data license agreement with HERE renews for successive one-year periods unless either party provides notice of non-renewal at least 180 days prior to the expiration of the applicable term. However, individual territory licenses with distinct term, termination and renewal provisions further govern the license of map data to fully support individual programs and products for our automobile manufacturers and tier ones.
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
We may be subject to our automobile manufacturer or tier one’s selection of map and other content providers, and our ability to negotiate and enter into a license with such provider(s) may be dependent on the timing of such automobile manufacturer or tier one’s official nomination for such content providers. Accordingly, we may have contractual obligations to provide certain products and services for certain model years or periods to our automobile manufacturer or tier-one partners, prior to our ability to enter into agreements with our map and other content providers to support such products and services. We may be unable to obtain data licenses with the necessary content providers to support these products and services, or we may not be able to secure such data licenses without additional, unplanned costs or delays.
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
We use hosted services provided by AWS and wireless carrier networks to deliver our navigation platform services. Our operations rely to a significant degree on the efficient and uninterrupted operation of these third-party data centers. In the event that AWS or wireless carrier networks experience a disruption in services or a natural disaster, our ability to continue providing our services would be compromised. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete the negotiation for and scale of additional hosting services, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure third-party hosting services with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new automobile manufacturers and tier ones, increases in the number of our end users or increases in data traffic.
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
Poor performance in or disruptions of our services could harm our reputation, delay market acceptance of our services and subject us to liabilities. Our automobile manufacturer and tier-one agreements for on-board and hybrid solutions require us to meet at least 99.9% operational uptime requirements, excluding scheduled maintenance periods, or be subjected to penalties. Any outage in a network or system, or other unanticipated problem that leads to an interruption or disruption of our navigation services, could have a material adverse effect on our operating results and financial condition.
We may not be able to enhance our location services to keep pace with technological and market developments, or develop new location services in a timely manner or at competitive prices.
The market for location services is characterized by rapid technological change, evolving industry standards, frequent new product introductions and short product life-cycles. To keep pace with technological developments, satisfy increasing customer requirements and achieve product acceptance, our future success depends upon our ability to enhance our current navigation services platform and to continue to develop and introduce new navigation services and other location-based product offerings and enhanced performance features and functionality on a timely basis and at competitive prices. Our inability, for technological or other reasons, to enhance, develop, introduce or deliver compelling services and products in a timely manner, or at all, in response to changing market conditions, technologies or consumer expectations could have a material adverse effect on our operating results or could result in our services becoming obsolete. Our ability to compete successfully will depend in large measure on our ability to maintain a technically skilled development and engineering team and to adapt to technological changes and advances in the industry, including providing for the continued compatibility of our services platform with evolving industry standards and protocols and competitive network operating environments.
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
Our success and future growth depend on the skills, working relationships and continued services of our management team. We have experienced significant turnover in our management team since the beginning of fiscal 2019.
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
Unauthorized control or manipulation of our systems in vehicles may cause them to operate improperly or not at all, or compromise their safety and data security, which could result in loss of confidence in us and our products, cancellation of contracts with certain of our automobile manufacturer or tier-one customers and harm our business.
There have been reports of vehicles of certain automobile manufacturers being “hacked” to grant access to and operation of the vehicles to unauthorized persons and would-be thieves. Modern vehicles are technologically advanced machines requiring the interoperation of numerous complex and evolving hardware and software systems, including the navigation system, and with respect to vehicles with autonomous driving features, control of the vehicle. We have agreed with some of our automobile manufacturer and tier-one customers to adopt certain security procedures and we may be subject to claims or our contracts with those automobile manufacturers and tier ones may be terminated if we do not comply with our covenants or if our products are the source of access to the systems in their vehicles by intruders.

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
Our business involves the collection, storage, processing and transmission of information about our users, including users' locations and routes. Additionally, our apps transmit information to users’ personal devices, which creates opportunities for hackers to exploit vulnerabilities in our apps. An increasing number of organizations, including large online and offline merchants and businesses, other large Internet companies, financial institutions, and government institutions, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks, including on portions of their websites or infrastructure. While we invest significant resources to evaluate and improve our security, we have been subject to such attacks in the past, although they have not, to our knowledge, resulted in a breach of security involving unauthorized acquisition of users' personal information. A breach of security or privacy could have negative consequences for our reputation, which could result in users discontinuing or reducing their use of our products and our automotive customers terminating their agreements with us, and could have significant out-of-pocket financial impact, which could harm our business. Similarly, a breach of security or privacy in vehicles in which our navigation products are installed could result in a reduction in adoption of our navigation products.
The techniques used to obtain unauthorized, improper or illegal access, disable or degrade service, or sabotage systems or access our data change frequently, may be difficult to detect quickly, and often are not recognized until launched against a target. Certain efforts may be state-sponsored and supported by significant financial and technological resources and may therefore be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. Unauthorized parties also may attempt to gain access to our systems or facilities through various means, including hacking into our systems or facilities, fraud, trickery or other means of deceiving our employees, contractors and temporary staff. A party that is able to circumvent our security measures could misappropriate our, our customers’ or our employees’ personal or proprietary information, cause interruption in our operations and damage our computers and systems or those of our customers. In addition, our customers have been and likely will continue to be targeted by parties using fraudulent “spoof” and “phishing” emails to misappropriate user names, passwords, payment card numbers, GPS data or other personal information or to introduce viruses or other malware, including through “trojan horse” programs, to our users’ phones and vehicles. Also, our information technology and infrastructure may be vulnerable to cyberattacks or security incidents, and third parties may be able to access our customers’ personal or proprietary information and payment card data that are stored on or accessible through our systems. Any security or privacy incident at a company providing services to us or our tier-one customers, or integrated with our products and services, could have similar effects. We may also need to expend significant additional resources to protect against security or privacy incidents or to redress problems caused by such incidents. Our ability to anticipate and respond to these issues is likely to become more difficult and costly as we expand the number of markets where we operate. Additionally, our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security incidents, and we may not be able to collect fully, if at all, under these insurance policies.
Vulnerabilities in our products and services have been publicly disclosed before, and if we are unable to adequately detect and address vulnerabilities in our products and services, it may result in harm to our business.
As with any application, our products may contain known and unknown vulnerabilities, coding errors, design flaws, or other issues that could allow an attacker to maliciously exploit our software. Vulnerabilities in our software and applications have been publicly exposed in the past, although they have not, to our knowledge, resulted in the disclosure of user information or been maliciously exploited. While we are investing significantly to evaluate and improve our security on the vulnerabilities we have identified, addressing vulnerabilities in our software is an ongoing process. Malicious exploitation of our products could result in the introduction of malicious software onto our users’ devices, the theft of confidential or private information, damage to users’ devices, and harm to our reputation, among other issues. Successful exploitation of a vulnerability in our software may subject us to numerous lawsuits or regulatory inquiries. Additionally, the disclosure of any vulnerability may result in a loss of confidence in us or our products, the cancellation of contracts with certain of our automotive tier-one customers, discontinued use of our products, and harm to our business and reputation. These events could have significant out-of-pocket financial impact for us.

Changes in government regulation of the wireless communications, automobile and in car commerce industries may adversely affect our business.
It is possible that a number of laws and regulations may be adopted in the United States and elsewhere that could restrict the wireless communications industry, further regulate the automobile industry or impair the ability to conduct in car commerce, including laws and regulations regarding lawful interception of personal data, hands free use of mobile phones or navigation services within vehicles, autonomous driving or the control of such use, privacy, export control, taxation, content suitability, copyright and antitrust. Furthermore, the growth and development of electronic storage of personal information may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours that store personal information. We anticipate that regulation of the industries in which our products and services are used will increase and that we will be required to devote legal and other resources to address this regulation. In addition, governments have recently begun to consider and adopt laws regarding vehicles using ADAS and autonomous and semi-autonomous driving capabilities and those laws may curtail or preclude using the services our products provide. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding the wireless communications or automobile industries may make operation more costly, and may materially reduce our ability to increase or maintain sales of our products and services.
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
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights. As of June 30, 2020, we had 181 patents issued in the United States and 37 patent applications pending in the United States relating to our current and next-generation products, operating platform and solutions applications, and the ability to claim priority to many of the patent applications worldwide. These patents issued in the U.S. expire between April 11, 2020 and August 23, 2038. However, these patents or any patents that may issue to us in the future may be subject to re-examination, contest, circumvention, or found unenforceable or invalidated, and we may or may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open-source software.
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
The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually. For example, as of June 30, 2020, we performed system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial expense and expend significant management time on compliance-related issues.
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
In connection with the preparation of our quarterly financial statements for the three months ended December 31, 2019, we identified certain errors related to our revenue recognition for the Grab Transaction due to the complexity of evaluating the relationship of the various elements of the transaction that we had not identified timely and accounted for appropriately in our financial statements for the three months ended September 30, 2019, which we refer to as the “December 2019 Control Deficiency.”  Based on these findings, our management identified a material weakness in our review controls over unusual or non-recurring and significant transactions. Specifically, we had not designed our controls properly to provide reasonable assurance that we timely identify and assess the accounting implications of terms in unusual or non-recurring agreements, such as arising from the Grab Transaction.
As further described in Part II, Item 9A of this Annual Report on Form 10-K, we have taken specific steps to remediate these material weaknesses by implementing and enhancing our internal controls. During our fourth fiscal quarter of 2020, we completed our testing of the design and operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that the December 2018 Control Deficiency and the December 2019 Control Deficiency which each constituted a material weakness have been remediated as of June 30, 2020.
If we are unable to comply with the requirements of Section 404 in the future, or if we or our independent registered public accounting firm identify additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price and trading liquidity of our stock may decline, investors may lose confidence in our reported financial information, we could be subject to civil and criminal investigations and penalties by the NASDAQ Global Market, the SEC or other regulatory authorities, and our business and financial condition could otherwise be materially and adversely impacted.
We will continue to incur high costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
As a public company, we incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-

Oxley Act, as well as rules implemented by the SEC and the stock exchange on which our common stock is traded. We are generally not eligible to report under reduced disclosure requirements or benefit from longer phase in periods for “emerging growth companies” as such term is defined in the Jumpstart Our Business Act of 2012. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically over the past several years. We expect these rules and regulations to continue to impact our legal and financial compliance costs substantially and to make some activities more time consuming and costly. We are unable currently to estimate these costs with any degree of certainty. We also expect that, over time, it may be more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers if we cannot provide a level of insurance coverage that they believe is adequate.
In September 2018, California enacted a law that requires publicly held companies headquartered in California to have at least one female director by the end of 2019 and at least three by the end of 2021, with the exact number required dependent upon the size of the board. The law would impose financial penalties for failure to comply. We believe we were in compliance with the requirements of the law during 2019. However, we do not currently have any female directors and we may incur costs associated with complying with the law now and in future years, including costs associated with expanding our board of directors or identifying qualified female candidates for appointment to our board of directors, or financial penalties or harm to our brand and reputation if we are unable to do so.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of June 30, 2020, only three research analysts publish reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause our stock price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of us or issues an adverse or misleading opinion regarding our stock, the price of our stock could decline. For example, following the GM announcement on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022, several financial analysts published research reports lowering their price targets of our stock. After this announcement and publication of these reports, our stock price fell significantly. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system, which also caused our stock price to decline. If Ford were similarly to announce a broader transition toward a competitive platform or offering such as GAS, this would significantly impact our revenue in future years. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. During portions of fiscal 2019 and fiscal 2020, our stock has traded at prices below $5.00 per share. If our stock continues to trade at prices below $5.00 per share for an extended period of time, financial analysts might terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.
Our stock price has fluctuated significantly and may continue to fluctuate in the future.
Since our initial public offering, our common stock has traded at prices as high as $22.07 per share and as low as $3.35 per share and has tended to have significant downward and upward price movements in short time periods. For example, GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The price per share of our common stock fell significantly following these announcements. If Ford were similarly to announce a broader transition toward a competitive platform or offering such as GAS, this would significantly impact our revenue in future years. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:

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

•	announcements by automobile manufacturers, such as Ford, GM and others, regarding increased use in their vehicles of competing third-party navigation platforms, such as GAS;

•	our issuance of equity to our employees or through private or public sales, which could cause dilution to our existing investors;

•	announcements of strategic transactions or investments by us, which could cause uncertainty for our investors and analysts;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC;

•	lawsuits threatened or filed against us; and

•	large distributions of our common stock by significant stockholders to limited partners or others who immediately resell the shares.
General market conditions and domestic or international macroeconomic factors unrelated to our performance, such as the continuing unprecedented volatility in the financial markets, including as a result of COVID-19, may also affect our stock price. For these reasons, investors should not rely on recent trends to predict future stock prices or financial results. Investors in our common stock may not be able to dispose of the shares they purchased at prices above the initial public offering price, or, depending on market conditions, at all.

In the past, the market price for our common stock has traded only slightly above the cash value of our common stock. As of June 30, 2020, the cash value (including short-term investments) of our common stock was approximately $2.34 per share. If investors do not value our company as an ongoing business and only value it for the cash on our balance sheet, our stock price may decline if we continue to incur net losses and use our cash to fund operations. We may also attract investors who are looking for short-term gains in our shares rather than being interested in our long-term outlook. As a result, the price of our common stock may be volatile.
The concentration of ownership of our capital stock limits your ability to influence corporate matters.
Our executive officers and directors and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 23.0% of our common stock outstanding as of June 30, 2020, which includes approximately 15.5% of our common stock held by Digital Mobile Venture Ltd., which is an entity represented by a member of our board of directors, and 5.2% held by our chief executive officer. These stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.
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
These provisions, alone or together, could deter, delay or prevent hostile takeovers and changes in control of our company or changes in our management, and could limit the opportunity for our stockholders to receive a premium for their shares of our capital stock, and could also affect the price that some investors are willing to pay for our common stock.
Our ability to use our net operating losses and credits to offset future taxable income may be subject to certain limitations.
As of June 30, 2020, we had federal and state net operating loss carryforwards, or NOLs, of $167.8 million and $11.1 million, respectively, due to current and prior period losses, and we had federal and state research and development tax credit carryforwards of $8.1 million and $12.9 million, respectively. In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” (generally defined as a greater than 50-percentage-point cumulative change (by value) is subject to limitations on its ability to utilize its pre-change NOLs and credits to offset post-change taxable income. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Our existing NOLs and credits may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change in the future, our ability or that of the acquiror to utilize NOLs and credits could be further limited by Section 382 of the Code.
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
We have a share repurchase program, but we cannot guarantee that our repurchase of shares will enhance long-term stockholder value. Our share repurchases could also increase the volatility of the price of our common stock and could diminish our cash reserves.
In February 2019, our board of directors authorized a stock repurchase program, which authorized us to repurchase shares of our common stock for an aggregate purchase price of up to $20.0 million. As of June 30, 2020, we had repurchased under this program a total of 1,913,540 shares of our common stock at a total price of $10.7 million and average purchase price of $5.57 per share of our common stock. The program expired by its terms as of August 4, 2020, but our Board may renew the program at any time. We cannot assure that any share repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we repurchase our stock, and short-term stock price fluctuations could reduce the program’s effectiveness.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Facilities
Our corporate headquarters are located at 4655 Great America Parkway, Suite 300, Santa Clara, California in an office consisting of approximately 55,000 square feet pursuant to a lease that expires in September 2023. This headquarters facility houses the majority of our U.S. research and development, support, marketing and general and administrative personnel. We also lease space in various locations in North America, China, Romania, Germany, Japan and South Korea. We believe our current facilities will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

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
We had approximately 28 stockholders of record as of June 30, 2020. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares are held by banks, brokers and other financial institutions. We have never declared or paid dividends on our common stock and do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings in the foreseeable future will be used for the operation and growth of our business.
Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Issuer Purchases of Equity Securities
On February 7, 2019, we announced that our board of directors had approved a stock repurchase program to facilitate our repurchase up to $20.0 million worth of our issued and outstanding common stock in the open market. The timing and amount of repurchase transactions under this program depended on market conditions, cash flow and other considerations. No repurchases were made during the three months ended June 30, 2020. The repurchase authorization expired on August 4, 2020.

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
The following graph shows a comparison from July 1, 2015 through June 30, 2020 of cumulative total return for our common stock, the NASDAQ Composite Index and the Russell 3000 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the Russell 3000 Index assume reinvestment of dividends.

ITEM 6.	SELECTED FINANCIAL DATA
You should read the following selected financial data in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this Form 10-K. We derived the statement of operations data for fiscal years ended June 30, 2020, 2019 and 2018 and the balance sheet data as of June 30, 2020 and 2019 from the audited consolidated financial statements included elsewhere in this Form 10-K. We derived the statement of operations data for the fiscal years ended June 30, 2017 and 2016 and the balance sheet data as of June 30, 2018, 2017 and 2016 from audited consolidated financial statements that we have not included in this Form 10-K. We have reclassified certain prior period balances to conform to the current period presentation of discontinued operations. We have prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. We have classified the results of operations of our advertising business, which were previously presented as a component of our consolidated operating results, as discontinued operations in our statement of operations for all periods we presented. We have not declared or distributed any cash dividends on our common stock. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data: (in thousands, except per share data)	Fiscal Year Ended June 30,
	2020	2019	2018	2017	2016(1)
Revenue	$240,351	$196,655	$191,234	$182,874	$161,602
Cost of revenue	126,431	113,149	114,730	107,712	88,501
Gross profit	113,920	83,506	76,504	75,162	73,101
Operating expenses:
Research and development	79,256	78,603	79,946	62,340	64,189
Sales and marketing	8,280	7,584	9,168	11,470	11,765
General and administrative	25,822	23,811	21,550	21,854	21,063
Goodwill impairment	—	—	2,666	—	—
Legal settlement and contingencies	—	700	425	6,424	935
Restructuring	—	—	—	—	(1,132)
Total operating expenses	113,358	110,698	113,755	102,088	96,820
Income (loss) from operations	562	(27,192)	(37,251)	(26,926)	(23,719)
Other income (expense), net	3,010	2,916	833	892	(229)
Income (loss) from continuing operations before provision for income taxes	3,572	(24,276)	(36,418)	(26,034)	(23,948)
Provision for income taxes	1,336	1,376	1,012	841	511
Equity in net (income) of equity method investees	(876)	—	—	—	—
Income (loss) from continuing operations	3,112	(25,652)	(37,430)	(26,875)	(24,459)
Loss on discontinued operations, net of tax	(4,042)	(6,836)	(3,404)	(2,661)	(10,862)
Net loss	$(930)	$(32,488)	$(40,834)	$(29,536)	$(35,321)
Basic income (loss) per share
Income (loss) from continuing operations	$0.07	$(0.56)	$(0.84)	$(0.62)	$(0.59)
Loss on discontinued operations	(0.08)	(0.15)	(0.08)	(0.06)	(0.26)
Net loss	$(0.02)	$(0.71)	$(0.92)	$(0.68)	$(0.85)
Diluted income (loss) per share
Income (loss) from continuing operations	$0.06	$(0.56)	$(0.84)	$(0.62)	$(0.59)
Loss on discontinued operations	(0.08)	(0.15)	(0.08)	(0.06)	(0.26)
Net loss	$(0.02)	$(0.71)	$(0.92)	$(0.68)	$(0.85)
Weighted average shares used in computing income (loss) per share, basic	47,868	45,577	44,498	43,343	41,567
Weighted average shares used in computing income (loss) per share, diluted	48,761	45,577	44,498	43,343	41,567

Consolidated Balance Sheets Data: (in thousands)	As of June 30,
	2020	2019	2018	2017	2016(1)
Cash, cash equivalents and short-term investments	$110,833	$99,478	$84,946	$98,355	$109,626
Working capital	87,520	99,672	76,996	107,817	118,182
Total assets	293,751	297,015	237,680	240,894	218,247
Common stock and additional paid-in capital	192,217	182,396	167,940	159,710	149,818
Total stockholders’ equity	96,970	90,640	108,883	141,704	149,685
___________________________
(1) The summary consolidated financial data for the fiscal year ended and as of June 30, 2016 have not been updated to reflect the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) and subsequent amendments (ASC 606). Refer to our Annual Report on Form 10-K for the fiscal year ended June 30, 2019 for additional discussion regarding our adoption of ASC 606.

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
Overview
Telenav is a leading provider of automotive software and services providing both in-vehicle and cloud-based solutions. Over the past twenty years our focus has been on navigation and location-based services (LBS), where we pioneered many innovations including the market’s first mobile cloud-based navigation service. As a leader in hybrid navigation, Telenav counts among its customers three of the top five automotive OEMs by revenue and sales — Ford, GM and Toyota. Navigation and LBS are the primary applications for in-vehicle infotainment (IVI) systems and we are using our strengths and core competencies to address the growing demand for overall connected car services.
In addition to navigation and LBS, our connected car platform, VIVID, enables us to deliver in-vehicle infotainment, or IVI, software solutions and services that are growing in importance as consumers increasingly include digital technologies as a factor in their automobile purchase decision. Automobile manufacturers, or OEMs, are also looking to software and connected services to build alternative and recurring revenue models beyond the sale of the vehicle. VIVID will provide OEMs a platform and a set of IVI applications to deliver an integrated and brand-specific, cloud-connected digital experience to their customers in a fast and cost-efficient manner.
Our VIVID Nav application delivers hybrid navigation, which can provide in-vehicle navigation that is cloud connected for real-time traffic and up-to-date destinations search, but which can also function when not cloud connected, such as when driving in areas with bad cell coverage.
We offer five variations of our VIVID Infotainment and navigation software products and services to our OEM and tier-one customers for distribution with their vehicles and systems. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. However, they can utilize satellite or radio transmission to provide, for example, real-time traffic information. Second, we offer advanced navigation solutions that contain on-board functionality and also add cloud functionality, such as cloud search, cloud routing, map updates and “live” data. We refer to these solutions as hybrid navigation. Third, we offer mobile phone-based navigation solutions that project interactive map and navigation instructions to the vehicle's video screen and audio system, which we refer to as brought-in navigation. Fourth, we offer a VIVID Nav Software Development Kit, or SDK, that enables our customers to add mapping and location capabilities to their cloud, mobile and on-board automotive applications. Finally, we offer VIVID Infotainment, our connected car infotainment system that has navigation, commerce, voice, media, car controls and phone integration, which can be delivered as a turnkey solution or as an SDK.
We generate product revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, map updates to the software and customized software development. We generate services revenue primarily from brought-in automotive navigation solutions and the cloud functionality included in our hybrid automotive solutions.
Ford utilizes our on-board automotive navigation product in its Ford SYNC® platform. Ford pays us a royalty fee on SYNC 3 on-board solutions as our software is installed in the vehicle. Ford also pays us for periodic map updates. We also derive product revenue from GM's on-board navigation solutions and the on-board component of its hybrid navigation solutions, as described below.
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

For its hybrid navigation solutions, GM pays us a product royalty fee as the SD card is shipped for installation in vehicles. This royalty includes a fee for the initial connected service to be provided once the vehicle is sold. GM will pay us an additional service fee for connected solution subscriptions for each end user that elects to renew the OnStar Connected Navigation or Connected Navigation subscription with GM.
Through August 2019, we generated revenue from advertising network services through the delivery of advertising impressions based on the specific terms of the advertising contract. In August 2019, we sold the Ads Business to inMarket Media, LLC, which we refer to as inMarket (see Note 11 to our consolidated financial statements). For the year ended June 30, 2020 and for all prior comparative periods, we reported the operating results of the Ads Business and the loss on its sale as discontinued operations in our consolidated financial statements.
In August 2019, we entered into certain agreements with affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, including: (i) a services agreement pursuant to which we agreed to provide certain services to Grab through certain of our employees designated to work on our OpenTerra Platform; (ii) a license agreement pursuant to which we granted to Grab a perpetual license to certain intellectual property associated with the OpenTerra Platform; and (iii) an asset purchase agreement pursuant to which Grab agreed to purchase certain intellectual property associated with the OpenTerra Platform to Grab, subject to certain customary closing conditions, and facilitated offers for employment or consulting arrangements by Grab to certain of our OpenTerra employees. The transactions contemplated by the services agreement, license agreement and asset purchase agreement together comprise the “Grab Transaction.” The consideration we received for the services agreement, license agreement and asset purchase agreement was a mix of cash and Grab Holdings, Inc. ordinary shares. We completed the asset sale to Grab on January 1, 2020. See Note 12 to our consolidated financial statements.
We reported revenue, cost of revenue and gross profit results in three business segments through June 30, 2019: automotive, advertising and mobile navigation. Commencing July 1, 2019, we operate in a single segment, automotive. Our CEO, who is the chief operating decision maker, does not review mobile navigation revenue, which represented less than 5% of both total revenue, and cost of revenue. As a result, we have combined the mobile navigation services business with the automotive business in a single segment.
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
Our top priority is the health and safety of our employees and their families, as well as our automobile manufacturer customers and tier-one partners. Despite the challenges we and our suppliers and partners face, we believe we will be able to continue to deliver our personalized navigation and connected car software products and services to our customers and partners, without compromising our employees’ safety. Like many companies, we have put in place work-from-home procedures, which we expect to continue to maintain. We believe our employees have the necessary tools and technology to remain connected and productive while working from home offices around the world. We believe these cumulative efforts should allow us to continue to deliver our products and services.
However, the COVID-19 outbreak has caused and will continue to cause disruption to our business operations that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. In addition, public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses worldwide to mitigate its spread have contributed to a general, significant and continuing downturn in the global economy. The shutdowns announced late in our quarter ended March 31, 2020 of manufacturing operations by Ford, GM and other automobile manufacturer partners did not have a substantial impact to our financial results for our third fiscal quarter. However, COVID-19 did have a significant and direct impact on the demand for our products and on our operating results in the three months ended June 30, 2020, and we expect it to continue to have an impact in fiscal 2021. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and we cannot predict.

Our revenue and prospects for continued business directly depend upon the volume of new vehicles being produced by Ford, GM, Toyota and others, whose businesses and operating activities have been directly affected by the COVID-19 outbreak, related adverse public health developments and prospects for a global recession. The shutdowns and recent re-openings of manufacturing operations by Ford, GM and our other automobile manufacturer partners will decrease our revenue, operating results, financial condition and cash flows until our automobile manufacturer partners resume full production. In addition, a sustained economic recession will negatively impact demand for new vehicles, even when full production resumes. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. For example, in our fourth fiscal quarter ended June 30, 2020, our cash used in operating activities was $14.4 million. While we maintain what we believe are sufficient cash balances to support our operations, we believe such periods of cash usage in our operations could continue for the near-to-mid-term, and until our automobile manufacturer partners resume full production.
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
In the short-to-medium-term, we may benefit from cost savings, including reduced growth in employee compensation costs primarily due to slower hiring, reductions in travel and employee-related expenses as our sales and marketing activities shift from an in-person to an online format and other factors associated with our work-from-home procedures. We anticipate a small increase in overall aging of accounts receivable; however, we do not expect to be negatively impacted by a material increase in our allowance for doubtful accounts. Although we expect to manage our operating expenses closely, we expect to continue to use our cash to make investments in companies where we believe they present opportunities for synergies across our product offering or to expand our technology and in-car commerce ecosystem and to continue to develop our products for future automobile model years.
Over the longer term, once manufacturing production has fully resumed, we believe there may be new opportunities with our existing OEM partners to increase the lifetime value of our existing programs. However, there are many uncertainties, and we expect to see continued impact from the COVID-19 pandemic in future periods. In addition to the aforementioned uncertainties in the auto industry, changes in how we and companies worldwide conduct business, including but not limited to restrictions on travel and in-person meetings, may cause increasing disruption in the timing and results of our product development and sales and marketing initiatives. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
See “Risk Factors" in Part I, Item 1A for further discussion of the potential impact of COVID-19 and its related public health measures on our business.
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
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands, except percentages and per share amounts)
Revenue	$240,351	$196,655	$191,234
Revenue from Ford as a percentage of total revenue	44%	62%	76%
Revenue from GM as a percentage of total revenue	34%	20%	< 10%
Billings (Non-GAAP)	$244,159	$257,252	$226,658
Billings to Ford as a percentage of total billings (non-GAAP)	44%	54%	74%
Billings to GM as a percentage of total billings (non-GAAP)	33%	21%	< 10%
Increase in deferred revenue	$3,808	$60,597	$35,424
Increase in deferred costs	$867	$21,377	$22,999
Gross profit	$113,920	$83,506	$76,504
Gross margin	47%	42%	40%
Income (loss) from continuing operations	$3,112	$(25,652)	$(37,430)
Net loss	$(930)	$(32,488)	$(40,834)
Diluted income (loss) from continuing operations per share	$0.06	$(0.56)	$(0.84)
Diluted net loss per share	$(0.02)	$(0.71)	$(0.92)
Adjusted EBITDA (Non-GAAP)	$12,026	$(15,410)	$(23,149)
Net cash provided by (used in) operating activities	$27,271	$10,897	$(5,139)
Free cash flow (Non-GAAP)	$26,338	$9,499	$(9,790)

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
We measure adjusted EBITDA, a non-GAAP financial measure, as our GAAP net loss adjusted for discontinued operations and from which we exclude the impact of stock-based compensation expense, depreciation and amortization, other income (expense), net, provision (benefit) for income taxes, and other applicable items such as legal settlements and contingencies. Stock-based compensation expense relates to equity incentive awards which we grant to our employees, directors, and consultants. Legal settlements and contingencies represent settlements, offers we made to settle, or loss accruals relating to litigation or other disputes in which we are a party or the indemnitor of a party.
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

We reconcile the most directly comparable GAAP financial measure to each non-GAAP financial metric used. We present the following table reconciliations of revenue to billings, deferred revenue to the change in deferred revenue, deferred costs to the change in deferred costs, net loss to adjusted EBITDA, and net loss and net cash flow provided by (used in) operating activities to free cash flow for each of the periods indicated (dollars in thousands):

Reconciliation of Revenue to Billings

	Fiscal Year Ended June 30,
	2020	2019	2018
Revenue	$240,351	$196,655	$191,234
Adjustments:
Change in deferred revenue	3,808	60,597	35,424
Billings	$244,159	$257,252	$226,658

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Fiscal Year Ended June 30,
	2020	2019	2018
Deferred revenue, end of period	$138,943	$135,135	$74,538
Deferred revenue, beginning of period	135,135	74,538	39,114
Change in deferred revenue	$3,808	$60,597	$35,424

Deferred costs, end of period	$80,669	$79,802	$58,425
Deferred costs, beginning of period	79,802	58,425	35,426
Change in deferred costs(1)	$867	$21,377	$22,999

(1) Deferred costs primarily include costs associated with third-party content and in connection with certain customized software solutions, the costs incurred to develop those solutions. We expect to incur additional costs in the future due to requirements to provide ongoing map updates and provisioning of services, such as hosting, monitoring, customer support and, for certain customers, additional period content and associated technology costs.

Reconciliation of Revenue to Billings - Ford and GM
	Fiscal Year Ended June 30,
	2020	2019	2018
Revenue from Ford	$105,620	$121,207	$145,408
Adjustments:
Change in deferred revenue attributed to Ford	1,023	18,240	22,299
Billings to Ford	$106,643	$139,447	$167,707
Billings to Ford as a percentage of total billings	44%	54%	74%

Revenue from GM	$82,881	$40,131	$14,142
Adjustments:
Change in deferred revenue attributed to GM	(3,355)	13,554	3,992
Billings to GM	$79,526	$53,685	$18,134
Billings to GM as a percentage of total billings	33%	21%	8%

Reconciliation of Net Loss to Adjusted EBITDA
	Fiscal Year Ended June 30,
	2020	2019	2018
Net loss	$(930)	$(32,488)	$(40,834)
Loss on discontinued operations	4,042	6,836	3,404
Income (loss) from continuing operations	3,112	(25,652)	(37,430)
Adjustments:
Goodwill impairment	—	—	2,666
Legal settlements and contingencies	—	700	425
Deferred rent reversal due to lease termination	—	—	(538)
Tenant improvement allowance recognition due to lease termination	—	—	(582)
Stock-based compensation expense	8,034	7,404	8,768
Depreciation and amortization	3,430	3,678	3,363
Other income, net	(3,010)	(2,916)	(833)
Provision for income taxes	1,336	1,376	1,012
Equity in net (income) of equity method investees	(876)	—	—
Adjusted EBITDA	$12,026	$(15,410)	$(23,149)

Reconciliation of Net Loss to Free Cash Flow
	Fiscal Year Ended June 30,
	2020	2019	2018
Net loss	$(930)	$(32,488)	$(40,834)
Loss on discontinued operations	4,042	6,836	3,404
Income (loss) from continuing operations	3,112	(25,652)	(37,430)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Change in deferred revenue(1)	3,753	60,597	35,424
Change in deferred costs(2)	(891)	(21,377)	(22,999)
Changes in other operating assets and liabilities	13,690	(12,517)	6,006
Other adjustments(3)	7,607	9,846	13,860
Net cash provided by (used in) operating activities	27,271	10,897	(5,139)
Less: Purchases of property and equipment	(933)	(1,398)	(4,651)
Free cash flow	$26,338	$9,499	$(9,790)

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
Ford represented 44%, 62% and 76% of our revenue in fiscal 2020, 2019 and 2018, respectively, and GM represented 34%, 20% and less than 10% of our revenue in fiscal 2020, 2019 and 2018, respectively.
Our contract with Ford covers a broad range of products and services that we provide to Ford, and its term extends to December 31, 2033 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its SYNC4 solution in North America, subject to certain terms and conditions as embodied in an amendment executed in December 2018. With respect to North America production, Ford selected us to provide its SYNC 4 solution for new vehicles through Ford’s model year 2022, but our service and warranty obligations extend through December 31, 2029. We were not awarded the contracts for Europe, South America and Australia and New Zealand. Garmin announced in January 2020 that it had entered into a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. A substantial portion of our revenue, and, to a lesser extent, gross profit, is impacted by the underlying licensed content cost negotiated through HERE North America, LLC, or HERE, and other content providers and we cannot predict the impact on our revenue and gross profit of any changes between Ford and the map or other content providers.
Our contract with GM includes the provision of our on-board, hybrid, and brought-in navigation solutions across a wide assortment of GM vehicles. Our mobile navigation SDK powers GM’s branded mobile and web-based applications and is covered under a services agreement that was entered into June 13, 2014 and extends to December 31, 2020. Our on-board and hybrid navigation solutions for GM are covered under a product and services agreement that became effective February 1, 2017. In May 2017, additional vehicles through model year 2025 were added to this products and services agreement, and in January 2020 the agreement was extended to provide services to subscribers until June 30, 2031.
In April 2020, we entered a related agreement with GM wherein we agreed to provide certain service-based deliverables and further enhance the customized software for additional consideration, which we currently understand GM will use in certain of its model year 2021 and later vehicles.  As part of the agreement, we also resolved an open matter with GM relating to potential future adjustments by GM to its demand or purchase forecasts. However, our contract with GM does not assure us of minimum order quantities, overall or during any period. For example, on September 5, 2019, GM announced that it intended to utilize GAS solutions on certain models beginning with model year 2022. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM.
Product revenue. We generate product revenue primarily from on-board and hybrid automotive navigation solutions we provide to Ford and GM. Our on-board solutions consist of software, memory card, map and point of interest, or POI, data loaded in the vehicle that provides voice-guided turn by turn navigation displayed on the vehicle screen. Our hybrid navigation solutions contain on-board software functionality and also add cloud functionality such as cloud search, cloud routing, map updates and “live” data.
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
We primarily derive our Ford-related product revenue from Ford’s SYNC 3 on-board solutions. In each geography where we provide navigation products to it, Ford also provides a map update program under which Ford owners are eligible to receive annual map updates through the applicable contractual period. We earn an annual compilation fee and a per unit fee for these updates as provided in the pricing arrangement between us and Ford. We anticipate that we will continue to depend on Ford for a material portion of our revenue for the foreseeable future.
We also have agreements with GM to provide our on-board and hybrid navigation solutions in its vehicles. Our hybrid navigation solution is available globally on select model GM vehicles and is expected to be available for model years 2021 through 2025. We anticipate that we will continue to depend on GM for a material portion of our revenue for the foreseeable future.
We also provide entry-level, on-board navigation through LG, a tier-one supplier for the Opel and Vauxhall line of vehicles, for the European market. We expect our solution to be available in select vehicles for model years 2021 to 2022.
We recognized product revenue over time under the Grab Transaction as the software development occurred and Grab obtained control as the software was modified and enhanced. We recognized services revenue for implementation services as they were performed, and we recognize software support and maintenance over the term of the obligation. We completed the asset sale to Grab on January 1, 2020. See Note 12 to our consolidated financial statements.
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
Under our agreement with Ford, we also provide certain connected services for SYNC 3 in North America, Europe and China. The vast majority of Ford vehicles with SYNC 3 produced in North America and Europe during the fiscal year ended June 30, 2020 were capable of providing our connected services. Ford discontinued its connected services as of March 31, 2020.
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
While we saw expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models through fiscal 2019, we expect that Toyota may limit or reduce the number of models or vehicles on which Toyota and Lexus offer Scout GPS Link, beginning in model year 2021, due in part to their offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers.

We generate mobile navigation revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. We include mobile navigation revenue, which represents less than 5% of total revenue, with automotive revenue for all periods we present.

Geographic concentrations. We generated 73%, 80% and 89% of our revenue in the United States in fiscal 2020, 2019 and 2018, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the automobile manufacturer's or tier one's United States' entity. It is possible that we may change this classification in the future, as existing and new customers may elect to contract through subsidiaries. For example, in fiscal 2017, Ford assigned certain contract rights for its production of vehicles with our SYNC 3 products to its joint ventures in China.
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
Critical accounting policies and estimates
We prepare our consolidated financial statements in accordance with GAAP. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require our judgment in its application. In other cases, our judgment is required in selecting among available alternative accounting policies that allow different accounting treatment for similar transactions. The preparation of consolidated financial statements also requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. In many instances, we could reasonably use different accounting estimates, and in some instances changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from our estimates. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates.
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
We generate revenue primarily from software licenses, service subscriptions and customized software development fees. We evaluate whether it is appropriate to recognize revenue based on the gross amount billed to our customers or the net amount earned as revenue. Since we control the products or services prior to their transfer to the customer, we report our automotive revenue on a gross basis. This assessment is based primarily on our ultimate primary responsibility for fulfilling the promises made with respect to the products and services as well as the degree of discretion we have in establishing pricing.
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
Deferred costs also include the cost of customized software we develop for customers. We begin deferring development costs when they relate directly to a contract or specific anticipated contract and such costs are incurred to satisfy performance obligations in the future, provided they are expected to be recovered. We recognize these deferred software development costs as cost of revenue upon transfer of control of the associated performance obligation. We evaluate contract cost deferrals for impairment on a quarterly basis or whenever events or changes in circumstances indicate that a project may require recognition of a contract loss. We did not record any impairment losses during fiscal 2020, 2019 and 2018.
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
Impairment of long-lived assets. We evaluate long-lived assets held and used for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. We continually evaluate whether events and circumstances have occurred that indicate the balance of our property and equipment and intangible assets with definite lives may not be recoverable. Our evaluation is significantly impacted by our estimates and assumptions of future revenue, costs, and expenses and other factors. If an event occurs that would cause us to revise our estimates and assumptions used in analyzing the value of our property and equipment, such revision could result in a non-cash impairment charge that could have a material impact on our financial results. When these factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. We base the impairment, if any, on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and record it in the period in which we make the determination.
Goodwill. Goodwill represents the excess of the aggregate purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized and is tested for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These tests are performed at the reporting unit level. We first assess qualitative factors to determine whether it is necessary to calculate the fair value of our reporting unit. We are not required to calculate the fair value of our reporting units unless we determine, based on a qualitative assessment, that it is more likely than not that the fair value is less than our carrying amount. If we determine it is more likely than not that the fair value of the reporting unit is less than its carrying value, we perform a goodwill impairment test to determine the amount of the impairment loss, if any. In assessing the fair value of our reporting units, we make assumptions regarding our estimated future cash flows, long-term growth rates, timing over which the cash flows will occur and, among other factors, the weighted average cost of capital. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units and determination of the fair value of each reporting unit.
We performed our annual goodwill impairment test as of April 1, 2020 by comparing the fair value of our reporting unit with its carrying amount. Based upon a qualitative assessment indicating that it was not more likely than not that the fair value of our reporting unit was less than its carrying value, we determined that no impairment was indicated.
We reported revenue, cost of revenue and gross profit results in three business segments through June 30, 2019, with each of these three business segments representing a separate reporting unit. Subsequent to the completion of our April 1, 2019 annual goodwill assessment of our three reporting units, during which we determined that no impairment was indicated, in May 2019 we entered into substantive discussions with inMarket regarding the sale of certain assets and the assumption of certain liabilities associated with the Ads Business in exchange for an equity interest in inMarket. In June 2019, we considered it more likely than not that a sale would occur, and we concluded that this represented a triggering event that required an interim goodwill impairment assessment. Accordingly, in June 2019, we performed an interim goodwill impairment test for our advertising business reporting unit and segment. In assessing its fair value, we made assumptions regarding our estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, among other factors. Based on the results of this interim goodwill impairment test, the carrying value of our advertising business segment exceeded its estimated fair value and, accordingly, during fiscal 2019 we recognized a $2.6 million impairment of the goodwill associated with our advertising business segment, which is reported as discontinued operations for fiscal 2020 and for all prior comparative periods.
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
The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions and other factors. If our estimates or related assumptions change in the future, or if our net book value were to exceed our market capitalization, we may be required to record an impairment loss related to our goodwill. As of June 30, 2020, we had goodwill of $14.3 million associated with our single automotive segment.
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

Results of operations
We set forth in the following tables our results of operations for fiscal 2020, 2019 and 2018, as well as a percentage that each line item represents of our revenue for those periods. We use the additional key metrics presented above in addition to the financial measures reflected in the consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Fiscal Year Ended June 30,
Consolidated Statements of Operations Data	2020	2019	2018
Revenue:		(in thousands)
Product	$191,253	$168,619	$163,599
Services	49,098	28,036	27,635
Total revenue	240,351	196,655	191,234
Cost of revenue:
Product	99,030	97,245	102,224
Services	27,401	15,904	12,506
Total cost of revenue	126,431	113,149	114,730
Gross profit	113,920	83,506	76,504
Operating expenses:
Research and development	79,256	78,603	79,946
Sales and marketing	8,280	7,584	9,168
General and administrative	25,822	23,811	21,550
Goodwill impairment	—	—	2,666
Legal settlement and contingencies	—	700	425
Total operating expenses	113,358	110,698	113,755
Income (loss) from operations	562	(27,192)	(37,251)
Other income (expense), net	3,010	2,916	833
Income (loss) from continuing operations before provision for income taxes	3,572	(24,276)	(36,418)
Provision for income taxes	1,336	1,376	1,012
Equity in net (income) of equity method investees	(876)	—	—
Income (loss) from continuing operations	3,112	(25,652)	(37,430)
Loss on discontinued operations	(4,042)	(6,836)	(3,404)
Net loss	$(930)	$(32,488)	$(40,834)

Revenue:	(as a percentage of revenue)
Product	80%	86%	86%
Services	20%	14%	14%
Total revenue	100%	100%	100%
Cost of revenue:
Product	41%	50%	53%
Services	12%	8%	7%
Total cost of revenue	53%	58%	60%
Gross profit	47%	42%	40%
Operating expenses:
Research and development	33%	40%	42%
Sales and marketing	3%	4%	5%
General and administrative	11%	12%	11%
Goodwill impairment	—%	—%	1%
Legal settlement and contingencies	—%	—%	—%
Total operating expenses	47%	56%	59%
Income (loss) from operations	—%	(14)%	(19)%
Other income (expense), net	1%	2%	—%
Income (loss) from continuing operations before provision for income taxes	1%	(12)%	(19)%
Provision for income taxes	—%	1%	—%
Equity in net (income) of equity method investees	—%	—%	—%
Income (loss) from continuing operations	1%	(13)%	(19)%
Loss on discontinued operations	(1)%	(4)%	(2)%
Net loss	—%	(17)%	(21)%

Comparison of the fiscal years ended June 30, 2020 and 2019
Revenue, cost of revenue and gross profit
Revenue. Product revenue increased 13% to $191.3 million in fiscal 2020 from $168.6 million in fiscal 2019. The increase in product revenue was due primarily to an increase in customized software development revenue of $20.9 million, primarily associated with Grab, and an increase in map update revenue of $2.9 million. Excluding Grab, usage-based royalty revenue grew year-over-year through March 31, 2020. However, due to automobile manufacturer shutdowns resulting from COVID-19, royalty revenue declined substantially in our fiscal fourth quarter resulting in a slight decrease in royalty revenue for the full fiscal 2020. Services revenue increased 75% to $49.1 million in fiscal 2020 from $28.0 million in fiscal 2019. The increase in services revenue was due primarily to increased revenue from our brought-in automotive solutions.
Cost of revenue. Our cost of product revenue increased 2% to $99.0 million in fiscal 2020 from $97.2 million in fiscal 2019. The increase was due primarily to increased third-party content costs associated with increased automotive navigation unit volume and increased map update revenue. Our cost of services revenue increased 72% to $27.4 million in fiscal 2020 from $15.9 million in fiscal 2019. The increase was due primarily to an increase in content costs associated with increased revenue from brought-in solutions. The increase in total cost of revenue of $13.3 million was due primarily to an increase in third-party content costs of $10.8 million and to a lesser extent an increase in deferred development costs recognized.
Gross profit. Our gross profit increased to $113.9 million in fiscal 2020 from $83.5 million in fiscal 2019. Our gross margin increased to 47% in fiscal 2020 from 42% in fiscal 2019. The increase in gross margin was due primarily to a significantly higher margin earned on customized software development revenue, partially offset by a decrease in gross margin on brought-in automotive solutions and increased map update revenue, which carries a higher relative cost and lower gross margin.
Revenue concentrations. In fiscal 2020 and 2019, revenue from Ford represented 44% and 62% of our total revenue, respectively, and revenue from GM comprised 34% and 20% of our total revenue, respectively.
We primarily sell our services in the United States. In fiscal 2020 and 2019, revenue we derived from U.S. sources represented 73% and 80% of our total revenue, respectively.
Operating expenses
Research and development. Our research and development expenses increased 1% to $79.3 million in fiscal 2020 from $78.6 million in fiscal 2019. The change reflects increases in payroll and related compensation and benefits expense of $1.2 million, hardware and software expenses of $1.5 million and outside consulting services of $0.8 million. These increases were partially offset by a decrease of $1.4 million primarily as a result of increased use of research and development personnel for software maintenance allocated to cost of services revenue in fiscal 2020, and a decrease of $1.4 million as a result of higher capitalized deferred development costs in fiscal 2020. As a percentage of revenue, research and development expenses decreased to 33% in fiscal 2020 from 40% in fiscal 2019. We believe that as we deliver our contracted customer requirements for our automotive customers, establish relationships with new automobile manufacturers and tier ones and continue the development of our OSM capabilities, revenue from those investments and development efforts will lag the related research and development expenses.
Sales and marketing. Our sales and marketing expenses increased 9% to $8.3 million in fiscal 2020 from $7.6 million in fiscal 2019. The increase was due primarily to an increase in payroll and related compensation and benefits expense of $0.8 million and outside consulting services of $0.3 million, partially offset by a decrease in marketing and travel-related expenses of $0.4 million. As a percentage of revenue, sales and marketing expenses decreased to 3% in fiscal 2020 from 4% in fiscal 2019.
General and administrative. Our general and administrative expenses increased 8% to $25.8 million in fiscal 2020 from $23.8 million in fiscal 2019. The increase was due primarily to increases in payroll and related compensation and benefits expense of $1.6 million and facilities, repair and maintenance expense of $0.9 million, partially offset by a decrease in outside services of $0.5 million. As a percentage of revenue, general and administrative expenses decreased to 11% in fiscal 2020 from 12% in fiscal 2019.
Legal settlement and contingencies. Legal settlement and contingencies expense in fiscal 2019 related to the Traxcell Technologies, LLC patent matter.

Other
Other income (expense), net. Our other income (expense), net was $3.0 million in fiscal 2020 and $2.9 million in fiscal 2019. Other income (expense), net in fiscal 2020 included $2.5 million of interest income and $0.5 million of other income, net. Other income (expense), net in fiscal 2019 included $1.7 million of interest income, an unrealized gain of $1.1 million we recorded on marketable equity investments and gains of $0.1 million on foreign exchange.
Provision for income taxes. Our provision for income taxes for continuing operations increased to $1.3 million in fiscal 2020 compared to $1.4 million in fiscal 2019. Our effective tax rate was 30% of income from continuing operations in fiscal 2020 compared to an effective tax rate of 6% of loss from continuing operations in fiscal 2019. Our effective tax rate in fiscal 2020 and fiscal 2019 was attributable primarily to foreign withholding taxes and income taxes in certain foreign jurisdictions.
We anticipate that our foreign tax withholding obligation will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards.
The usage of our remaining U.S. federal and California state loss carryforwards at June 30, 2020 of approximately $167.8 million and $11.1 million, respectively, is subject to an annual limitation under Section 382 of the Internal Revenue Code.
As of June 30, 2020, our cumulative unrecognized tax benefit was $5.4 million, of which $5.3 million was netted against deferred tax assets. Included in the other long-term liabilities are unrecognized tax benefits at June 30, 2020 of $0.1 million that, if recognized, would affect the annual effective tax rate.
We believe it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2020 will not decrease (whether by payment, release, or a combination of both) by a material amount in the next 12 months. We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We had zero accrued for the payment of interest and penalties at June 30, 2020 and 2019.
All available evidence, both positive and negative, was considered to determine whether, based upon the weight of the evidence, a valuation allowance for deferred tax assets is needed.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to losses in previous years and potentially future years in the United States, we continue to maintain a valuation allowance on deferred tax assets in the United States. Due to operating losses in previous years and expected losses in future years in the United Kingdom, we continue to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. Our valuation allowance increased (decreased) from the prior fiscal year by approximately $(1.6) million, $(19.3) million and $13.9 million in fiscal 2020, 2019 and 2018, respectively.
On March 27, 2020 the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOL’s incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to our history of losses and previous carrybacks, we will not receive any tax benefit from the NOL carryback provisions of the CARES Act.
We file income tax returns in the U.S. with the IRS, California, various states and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open from fiscal 2017 for federal tax purposes, from fiscal 2016 in state jurisdictions, and from fiscal 2015 in foreign jurisdictions. Fiscal years outside the normal statute of limitations remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
Equity in net income of equity method investees. Equity in net income of equity method investees for fiscal 2020 includes our proportionate share of equity in our non-marketable equity investments. We had no equity method investments in fiscal 2019.
Loss on discontinued operations. On August 16, 2019, we completed the disposition of our Ads Business to inMarket. As a result, the historical financial results attributable to the Ads Business are presented as discontinued operations in our consolidated statements of operations for all periods presented. Our loss on discontinued operations of $4.0 million in fiscal 2020 consisted of a loss on the sale of our Ads Business of $4.9 million, which was partially offset by income from operations of our Ads Business of $0.8 million. Our loss from the sale of the Ads Business of $4.9 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $0.4 million comprising legal fees and third-party consulting fees associated with the inMarket Transaction. We recognized a loss on discontinued operations of $6.8 million in fiscal 2019 from operations of our Ads business.
Comparison of the fiscal years ended June 30, 2019 and 2018
Revenue, cost of revenue and gross profit
Revenue. Product revenue increased 3% to $168.6 million in fiscal 2019 from $163.6 million in fiscal 2018. The increase was due primarily to increases in map update revenue and on-board royalty revenue. Services revenue increased 1% to $28.0 million in fiscal 2019 from $27.6 million in fiscal 2018. The increase in services revenue was due primarily to higher revenue from brought-in automotive solutions, partially offset by a decrease in mobile navigation subscription fees.
Cost of revenue. Our cost of product revenue decreased 5% to $97.2 million in fiscal 2019 from $102.2 million in fiscal 2018. The decrease was due primarily to a net decrease in third-party content costs resulting from a January 1, 2018 reduction in certain on-board automotive navigation content costs that we pass through to Ford. Our cost of services revenue increased 27% to $15.9 million in fiscal 2019 from $12.5 million in fiscal 2018. The increase was due primarily to included costs of software maintenance performed by engineering personnel and an increase in cost of automotive revenue associated with increased revenue from brought-in solutions, partially offset by a decrease in cost of mobile navigation revenue.
Gross profit. Our gross profit increased to $83.5 million in fiscal 2019 from $76.5 million in fiscal 2018. Our gross margin increased to 42% in fiscal 2019 from 40% in fiscal 2018. The increase in gross margin was due primarily to the aforementioned reduction in certain on-board automotive navigation content costs that we pass through to Ford.
Revenue concentrations. In fiscal 2019 and 2018, revenue from Ford represented 62% and 76% of our total revenue, respectively, and revenue from GM comprised 20% and less than 10% of our total revenue, respectively.
We primarily sell our services in the United States. In fiscal 2019 and 2018, revenue we derived from U.S. sources represented 80% and 89% of our total revenue, respectively.
Operating expenses
Research and development. Our research and development expenses decreased 2% to $78.6 million in fiscal 2019 from $79.9 million in fiscal 2018. The decrease was due primarily to software maintenance costs of $2.3 million allocated to cost of services revenue, as discussed above, and decreases in payroll and related compensation and benefits expense, which includes stock-based compensation expense, of $1.1 million, travel and entertainment expense of $0.4 million and outside consulting services of $0.3 million. These decreases were partially offset by an increase of $2.5 million as a result of lower capitalized deferred development costs in fiscal 2019. As a percentage of revenue, research and development expenses decreased to 40% in fiscal 2019 from 42% in fiscal 2018.
Sales and marketing. Our sales and marketing expenses decreased 17% to $7.6 million in fiscal 2019 from $9.2 million in fiscal 2018. The decrease was due primarily to decreases in payroll and related compensation and benefits expense of $1.3 million and outside consulting services of $0.3 million. As a percentage of revenue, sales and marketing expenses decreased to 4% in fiscal 2019 from 5% in fiscal 2018.
General and administrative. Our general and administrative expenses increased 10% to $23.8 million in fiscal 2019 from $21.6 million in fiscal 2018. The increase was due primarily to increases in outside services of $3.0 million and business and facilities expense of $0.5 million, partially offset by a decrease in payroll and related compensation and benefits expense of $1.3 million. As a percentage of revenue, general and administrative expenses increased to 12% in fiscal 2019 from 11% in fiscal 2018.
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
Provision for income taxes. Our provision for income taxes increased to $1.4 million in fiscal 2019 compared to $1.0 million in fiscal 2018. Our effective tax rate was 6% of loss from continuing operations in fiscal 2019 compared to an effective tax rate of 3% of loss from continuing operations in fiscal 2018. Our effective tax rate in fiscal 2019 and fiscal 2018 was attributable primarily to foreign withholding taxes and income taxes in certain foreign jurisdictions.
Loss on discontinued operations. We recognized a loss on discontinued operations of $6.8 million in fiscal 2019 from operations of our Ads business compared to a loss of $3.4 million in fiscal 2018.
Liquidity and capital resources
We set forth in the following table the major sources and uses of cash and cash equivalents for each of the periods set forth below:

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Net cash provided by (used in) operating activities	$27,271	$10,897	$(5,139)
Net cash provided by (used in) investing activities	(28,013)	(3,477)	4,466
Net cash provided by (used in) financing activities	(2,255)	5,568	(1,646)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(241)	(478)	529
Net increase (decrease) in cash, cash equivalents and restricted cash, continuing operations	$(3,238)	$12,510	$(1,790)
Net cash used in discontinued operations	$(3,975)	$(3,384)	$(2,269)
At June 30, 2020, we had cash and cash equivalents and short-term investments of $110.8 million, which primarily consisted of corporate bonds, asset-backed securities, municipal securities and U.S. agency securities held by well-capitalized financial institutions.
Our accounts receivable are heavily concentrated in a small number of customers. As of June 30, 2020, our accounts receivable, net balance was $34.5 million, of which Ford and GM represented 39%, and 44%, respectively.
Our future capital requirements will depend on many factors, including our ability to continue to increase our billings and control our expenses in fiscal 2021 and beyond, whether and when we return to profitability on a quarterly basis particularly in light of automobile manufacturing plant closures and the anticipated economic recession resulting from the COVID-19 pandemic, the timing and extent of expenditures to support development efforts, the extent of our research and development and sales and marketing activities and the size of our related headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, while we generated cash from operations in fiscal 2020 and 2019, we may use cash in operating activities in fiscal 2021 due to automobile manufacturing plant closures and weak demand for new vehicles, or if revenue or collections are lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, on two of which we substantially depend for a large portion of our billings and revenue, limit or terminate our relationships with them, if those automobile manufacturer partners do not timely reopen automobile manufacturing plants or demand for new vehicles is weak due to COVID-19 related recessionary trends, we fail to successfully compete in our highly competitive market or our revenue falls more than we anticipate or does not grow as we expect or we are required to record losses related to our ownership interest in inMarket and other equity investments. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.

Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $27.3 million, $10.9 million and $(5.1) million in fiscal 2020, 2019 and 2018, respectively. Cash provided by (used in) operating activities has historically been affected by changes in our customer base, billings and our operating costs. In fiscal 2020, cash provided by operating activities was due primarily to a net loss of $0.9 million and non-cash revenue of $5.8 million, which was more than offset by the adjustment for loss on discontinued operations of $4.0 million, non-cash charges for stock-based compensation of $8.0 million, depreciation and amortization of $3.4 million, operating lease amortization, net of accretion, of $3.0 million and a $16.6 million net source of cash from changes in our operating assets and liabilities. In fiscal 2019, cash provided by operating activities was due primarily to a net loss of $32.5 million, which was more than offset by the adjustment for loss on discontinued operations of $6.8 million, non-cash charges for stock-based compensation of $7.4 million, depreciation and amortization of $3.7 million, and a $26.7 million net source of cash from changes in our operating assets and liabilities. In fiscal 2018, cash used in operating activities was due primarily to a net loss of $40.8 million, partially offset by the adjustment for loss on discontinued operations of $3.4 million, non-cash charges for stock-based compensation of $8.8 million, depreciation and amortization of $3.4 million, goodwill impairment of $2.7 million and an $18.4 million net source of cash from changes in our operating assets and liabilities.
Net cash provided by (used in) investing activities. Net cash provided by (used in) investing activities was $(28.0) million, $(3.5) million and $4.5 million during fiscal 2020, 2019 and 2018, respectively. In fiscal 2020, cash used in investing activities was principally the result of purchases of short-term investments, net of sales and maturities, of $17.2 million, purchases of long-term investments of $9.9 million and purchases of property and equipment of $0.9 million. In fiscal 2019, cash used in investing activities was principally the result of purchases of short-term investments, net of sales and maturities, of $2.1 million and purchases of property and equipment of $1.4 million. In fiscal 2018, cash was provided primarily by proceeds from sales and maturities of short-term investments, net of purchases, of $9.1 million, partially offset by purchases of property and equipment of $4.7 million.
Net cash provided by (used in) financing activities. During fiscal 2020, 2019 and 2018, our financing activities provided (used) $(2.3) million, $5.6 million and $(1.6) million, respectively. In fiscal 2020, these activities reflect repurchases of our common stock and tax withholdings paid related to net share settlements of restricted stock units upon vesting, partially offset by proceeds from the exercise of options to acquire our common stock. In fiscal 2019, these activities reflect proceeds from the exercise of options to acquire our common stock, partially offset by tax withholdings paid related to net share settlements of restricted stock units upon vesting and repurchases of our common stock. In fiscal 2018, these activities reflect tax withholdings paid related to net share settlements of restricted stock units upon vesting, partially offset by proceeds from the exercise of stock options.
Net cash used in discontinued operations associated with the Ads business was $4.0 million, $3.4 million and $2.3 million in fiscal 2020, 2019 and 2018, respectively.
Contractual obligations, commitments and contingencies
We generally do not enter into long term minimum purchase commitments. However, we have agreed to pay minimum annual license fees to certain of our third-party content providers. Our principal commitments, in addition to those related to our third-party content providers, consist of obligations under facility leases for our headquarters office space in Santa Clara, as well as space leased in various locations in North America, China, Romania, Germany, Japan and South Korea.
We summarize in the following table our outstanding noncancelable contractual obligations as of June 30, 2020:

	Payments due by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease obligations(1)	$8,594	$2,898	$5,077	$619	$—
Purchase obligations(2)	12,288	9,739	1,718	519	312
Total contractual obligations	$20,882	$12,637	$6,795	$1,138	$312

(1)	Consist of contractual obligations for office space under noncancelable operating leases.

(2)	Consist of minimum noncancelable financial commitments primarily related to fees owed to certain third party content providers, regardless of usage level.
At June 30, 2020, we had no material liability for unrecognized tax benefits and no material accrual for the payment of related interest and penalties.

Warranties and indemnifications
Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our navigation services or products infringe a third party’s intellectual property rights or for other specified reasons. We have in the past received indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to litigation in which our customers have been named as defendants. See Note 7, “Commitments and contingencies” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. As it relates to past indemnification requests or notices, in certain situations we have agreed to defend or indemnify our customers for the indemnity demands. For those notices where we have not agreed to provide indemnity or defense to date, or future demands for indemnity, we may in the future agree to defend and indemnify our customers, irrespective of whether we believe that we have an obligation to indemnify them or whether we believe our navigation services and products infringe the asserted intellectual property rights. Alternatively, we may reject certain of our customers’ indemnity demands, including the outstanding demands, which may lead to disputes with our customers, negatively impact our relationships with them or result in litigation against us. Our customers may also claim that any rejection of their indemnity demands constitutes a material breach of our agreements with them, allowing them to terminate such agreements. If, as a result of indemnity demands, we make substantial payments, our relationships with our customers are negatively impacted, or any of our customer agreements is terminated, our business, operating results and financial condition could be materially harmed. As of June 30, 2020, we have recorded any costs in connection with such indemnity demands which are probable and estimable in our consolidated financial statements.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a director and officer insurance policy that limits our potential exposure. We believe the fair value of these indemnification agreements is minimal. We have not recorded any liabilities for these agreements as of June 30, 2020.
Off-balance sheet arrangements
During fiscal 2020, 2019 and 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Recent accounting pronouncements
See Part IV. Item 15 (a) 1. Financial Statements, Note 1 Summary of business and significant accounting policies, "Recent accounting pronouncements."

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objectives of our investment activities are to preserve principal, provide liquidity and maximize income without significantly increasing risk. By policy, we do not enter into investments for trading or speculative purposes. Some of the securities we invest in are subject to market risk. This means that a change in prevailing interest rates may cause the fair value of the investment to fluctuate. To minimize this risk, we invest in a variety of securities, which primarily consist of money market funds, commercial paper, municipal securities and other debt securities of domestic corporations. Due to the nature of these investments and relatively short duration of the underlying securities, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, will reduce future interest income. A 10% appreciation or depreciation in interest rates in fiscal 2020 would not have had a material impact on our interest income or the fair value of our marketable securities.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective upon the remediation of the material weaknesses in internal control over financial reporting described below.
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
During the three months ended December 31, 2018, we identified certain errors related to our implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) due to our internal control over financial reporting relating to supervision and review of the financial models supporting our revenue recognition accounting and disclosures not operating effectively, which we refer to as the “December 2018 Control Deficiency.” We concluded that, because the December 2018 Control Deficiency created a more than remote likelihood of a material misstatement of the annual or interim financial statements not being prevented or detected on a timely basis, this deficiency constituted a material weakness in internal control over financial reporting.
As of March 31, 2020, the company has taken specific measures to remediate the material weakness by implementing and enhancing its internal controls over financial reporting. We added new controls and revised our controls relating to automotive model reviews, and we implemented the new and revised controls in our third fiscal quarter of 2020.
During our fourth fiscal quarter of 2020, we completed our testing of the design and operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that the December 2018 Control Deficiency which constituted a material weakness has been remediated as of June 30, 2020.
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
As of March 31, 2020, the company has taken specific measures to remediate the material weakness by implementing and enhancing its internal controls over financial reporting. We added new controls and revised our controls relating to unusual transaction reviews, and we implemented the new and revised controls in our third fiscal quarter of 2020.
During our fourth fiscal quarter of 2020, we completed our testing of the design and operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that the December 2019 Control Deficiency which constituted a material weakness has been remediated as of June 30, 2020.
Management assessed our internal control over financial reporting as of June 30, 2020. Management based its assessment on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal control over financial reporting was effective as of June 30, 2020.
Grant Thornton LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.
Changes in Internal Control over Financial Reporting
Except for the changes in connection with our implementation of the remediation plans discussed above, there have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Telenav, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended June 30, 2020, and our report dated August 20, 2020 expressed an unqualified opinion on those financial statements.
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

San Jose, California August 20, 2020

ITEM 9B.	OTHER INFORMATION
Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Pursuant to General Instruction G(3) of Form 10-K, the information required by this Item 10 relating to our executive officers is included under the caption “Information about our Executive Officers” in Part I of this Form 10-K.
The other information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2020 fiscal year end) under the headings “Proposal One — Election of Directors” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2020 fiscal year end) under the headings “Corporate Governance” and “Executive Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2020 fiscal year end) under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2020 fiscal year end) under the headings “Corporate Governance” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders (to be filed with the Securities and Exchange Commission within 120 days of our June 30, 2020 fiscal year end) under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) 1. Financial Statements
We have filed the consolidated financial statements listed in the Index to Consolidated Financial Statements of Telenav, Inc. on page F-1 as a part of this Form 10-K.
2. Financial Statement Schedule
Schedule II—Valuation and Qualifying Accounts is set forth on page F-40 of this Form 10-K. All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and the Notes thereto.
3. Exhibits
See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Asset Purchase Agreement, dated August 8, 2019, by and among Telenav, Inc., Thinknear, Inc. and inMarket Media, LLC	8-K	2.1	8/8/2019
3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010
3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012
3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2010
4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010
4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009
4.3	Description of Telenav’s securities registered under Section 12 of the Exchange Act	10-K	4.3	8/22/2019
10.1.1	Form of Indemnification Agreement between Registrant and its directors and officers	10-Q	10.1.1	5/8/2020
10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009
10.4#	2009 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.4	10/30/2009
10.4.5#	2009 Equity Incentive Plan, amended and restated as of July 30, 2018.	10-Q	10.4.5	11/9/2018
10.4.6#	Form of 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	10.4.6	11/8/2019
10.4.7#	Form of 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement - Performance Grant	10-Q	10.4.6	11/8/2019
10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009
10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009
10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010
10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010
10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010
10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009
10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010
10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012
10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012
10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012
10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012
10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013
10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014
10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014
10.16.25†	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014
10.16.26†	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014
10.16.27†	Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-K	10.16.27	8/22/2014
10.16.28†	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	10-K	10.16.28	8/22/2014
10.16.30†	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	10-Q	10.16.30	2/5/2015
10.16.31†	Territory License No. 11, dated April 3, 2015 by and between HERE North America, LLC, HERE Europe B.V., and Telenav, Inc.	10-K	10.16.31	8/24/2015
10.16.33†	First Amendment to General License Agreement, dated November 12, 2015 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.33	2/9/2016

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.34†	Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.34	5/9/2016
10.16.35†	First Amendment, effective August 24, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.35	11/7/2016
10.16.37†	Third Amendment, effective December 6, 2016, to Territory License No. 9, dated February 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.37	2/3/2017
10.16.38†	Second Amendment, effective December 6, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.38	2/3/2017
10.16.39†+	Territory License No. 12, dated June 30, 2017, by and among HERE North America, LLC, HERE Europe B.V. and Telenav, Inc.	10-Q	10.16.39	11/9/2017
10.16.40†	Third Amendment dated August 7, 2017 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.40	11/9/2017
10.16.41†	Access Agreement dated August 7, 2017 by and between Telenav, Inc., HERE North America LLC	10-Q	10.16.41	11/9/2017
10.16.42†	First Amendment dated October 2, 2017 to Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.42	11/9/2017
10.16.43†	Fourth Amendment dated December 14, 2017 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.43	2/8/2018
10.16.44†	Second Amendment dated December 15, 2017 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.	10-K	10.16.44	9/12/2018
10.16.45†	Fourth Amendment dated April 4, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.	10-K	10.16.45	9/12/2018
10.16.46†	Territory License No. 13, dated August 15, 2018, by and among HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd. and Telenav, Inc.	10-Q	10.16.46	2/8/2019
10.16.47†	Sixth Amendment dated September 6, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.	10-Q	10.16.47	11/9/2018
10.16.48†	Fifth Amendment dated November 6, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.	10-Q	10.16.48	2/8/2019
10.16.49†	Eighth Amendment dated December 13, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.	10-Q	10.16.49	2/8/2019
10.16.50†	Territory License No. 14, dated December 21, 2018, between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.50	2/8/2019

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.51++	Twentieth Amendment dated January 17, 2019 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.51	5/10/2019
10.16.52++	Second Amendment to General License Agreement, dated January 17, 2019 by and between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.52	5/10/2019
10.16.53++	Ninth Amendment dated January 28, 2019 to Territory License No. 10, dated March 1, 2016, by and between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.53	5/10/2019
10.16.54++	Sixth Amendment dated January 23, 2018 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.54	5/10/2019
10.16.55++	Eighth Amendment dated January 28, 2019 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and NAVTEQ North America, LLC	10-Q	10.16.55	5/10/2019
10.16.56++	Access Agreement No. 2 dated March 21, 2019 by and between Telenav, Inc. and HERE North America LLC	10-K	10.16.56	8/22/2019
10.16.57++	Ninth Amendment dated April 30, 2019 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	10-K	10.16.57	8/22/2019
10.16.58++	Third Amendment dated November 1, 2018 to Territory License No. 10, dated March 1, 2016 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	10-K	10.16.58	8/22/2019
10.16.59++	First Amendment to the Territory License No. 14, as amended, to the Data License Agreement, dated December 1, 2002, by and between Telenav, Inc. and Navigation Technologies Corporation, which was subsequently assigned to HERE North America	10-Q	10.16.59	2/13/2020
10.16.60++	Tenth Amendment (“Tenth Amendment”) to the Territory License No. 11, effective April 3, 2015 (“TL 11”), as amended, to the Data License Agreement (“Agreement”), dated December 1, 2002, by and between Telenav, Inc. (“Client”) and Navigation Technologies Corporation, which was subsequently assigned to HERE North America, LLC	10-Q	10.16.60	2/13/2020
10.16.61++	Tenth Amendment to Territory License No. 10, effective as of March 1, 2016, to the Data License Agreement dated December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.61	2/13/2020
10.16.62++	Eleventh Amendment to the Territory License No. 10, effective March 1, 2016, as amended, to the Data License Agreement, dated December 1, 2002, by and between Telenav, Inc. and Navigation Technologies Corporation, which was subsequently assigned to HERE North America, LLC	10-Q	10.16.62	2/13/2020
10.16.63++	License Supplement v1.0 FT between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.63	2/13/2020
10.16.64++	Fourth Amendment to the Territory License No. 9, effective February 1, 2014, to the Data License Agreement, dated December 1, 2002, by and between Telenav, Inc. and Navigation Technologies Corporation, which was subsequently assigned to HERE North America, LLC	10-Q	10.16.64	2/13/2020
10.16.65++	Twenty-First Amendment to the Data License Agreement dated December 1, 2002, by and between TeleNav, Inc. and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC	10-Q	10.16.65	2/13/2020
10.16.66++	License Supplement between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.66	5/8/2020
10.16.67++	Support License Supplement between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.67	5/8/2020

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.16.68++	SOW between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.68	5/8/2020
10.16.69++	Amendment One to the License Supplement executed on March 16, 2020 between Telenav, Inc. and HERE North America LLC effective as of June 1, 2020	Filed Herewith
10.16.70++	SOW between Telenav, Inc. and HERE North America LLC effective as of June 1, 2020	Filed Herewith
10.26†	SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012
10.26.16†	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014
10.26.17†	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.17	5/7/2015
10.26.18†	Amendment No. 18 effective June 17, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.18	11/9/2015
10.26.19†	Amendment No. 19, effective December 1, 2015, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.19	11/7/2016
10.26.20†	Amendment No. 20, effective January 1, 2016, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.20	2/3/2017
10.26.21†	Amendment No. 21, effective October 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.21	5/10/2018
10.26.22†	Amendment No. 22, effective January 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company. America, LLC and NAVTEQ Europe B.V.	10-Q	10.26.22	2/8/2018
10.26.23†	Amendment No. 23, effective December 13, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company. America, LLC and NAVTEQ Europe B.V.	10-Q	10.26.23	5/10/2018
10.26.24†	Amendment No. 24, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.24	5/10/2018
10.26.25†	Amendment No. 25, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.25	5/10/2018
10.26.26†	Amendment No. 26, effective July 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.26	11/9/2018
10.26.27†	Amendment No. 27, effective July 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.27	2/8/2019
10.26.28†	Amendment No. 28, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.28	2/8/2019
10.26.29†	Amendment No. 29, effective December 7, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.29	2/8/2019
10.26.30++	Amendment No. 31, effective February 19, 2019, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.30	5/10/2019

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.26.31++	Amendment No. 32, effective February 27, 2019, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.31	5/10/2019
10.26.32++	Amendment No. 30, effective February 22, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.32	8/22/2019
10.26.33++	Amendment No. 33 effective September 30, 2019, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.33	5/8/2020
10.26.34++	Amendment No. 34 to the SYNC Generation 2 On-Board Navigation Agreement between Telenav, Inc. and Ford Motor Company	Filed Herewith	10.26.34	Filed Herewith
10.27†	Services Agreement, dated March 7, 2017, by and between General Motors Holdings LLC and Telenav, Inc.	10-Q	10.27	2/8/2019
10.27.1†	Amendment No. 1 effective May 22, 2018 to Services Agreement, dated March 7, 2017, by and between General Motors Holdings LLC	10-Q	10.27.1	11/9/2018
10.27.2†	Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	8-K	10.27.2	8/5/2019
10.27.3†	Amendment No. 1 effective December 5, 2014 to Services Agreement, dated June 13, 2014, by and between General Motors	10-Q	10.27.3	11/9/2018
10.27.4†	Amendment No. 2 effective March 18, 2015 to Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	10-Q	10.27.4	11/9/2018
10.27.5†	Amendment No. 3 effective December 24, 2015 to Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	10-Q	10.27.5	11/9/2018
10.27.6†	Amendment No. 4 effective May 30, 2016 to Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	10-Q	10.27.6	11/9/2018
10.27.7++	Amendment 5 dated July 24, 2019 to the Services Agreement by and between Telenav, Inc. and General Motors Holdings, LLC	10-Q	10.27.7	2/13/2020
10.27.8++	Amendment No. 2 dated August 8, 2019 to the Services Agreement by and between Telenav, Inc. and General Motors Holdings, LLC	10-Q	10.27.8	5/8/2020
10.27.9++	Agreement between Telenav, Inc. and General Motors Holdings LLC dated April 27, 2020	Filed Herewith
10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012
10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.	10-Q	10.32	2/5/2015
10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	10-Q	10.33	2/5/2015
10.40	Lease dated August 9, 2017 for 4655 Great America Parkway, Suite 300, Santa Clara, CA among PRII Towers at Great America Owner LLC and Telenav, Inc.	10-Q	10.40	11/9/2017
10.44#	Offer letter between the Company and Adeel Manzoor, dated May 16, 2019.	8-K	10.1	7/8/2019
10.45#	Change in Control and Severance Agreement between the Company and Adeel Manzoor, effective as of July 1, 2019.	8-K	10.2	7/8/2019
10.46	Letter Agreement by and among Telenav, Inc. and Nokomis Capital, LLC and its affiliates dated August 21, 2019	8-K	10.46	8/22/2019
10.47#	Offer letter between the Company and Steve Debenham, dated May 24, 2019	10-Q	10.47	11/8/2019
10.47.1#	Change in Control and Severance Agreement between the Company and Steve Debenham, effective as of August 15, 2019	10-Q	10.47.1	11/8/2019
10.48	Consulting Agreement by and among Telenav, Inc. and Karen Francis dated October 25, 2019	10-Q	10.48	11/8/2019
10.49#	Telenav, Inc. 2019 Equity Incentive Plan	S-8	99.1	11/8/2019

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
10.49.1#	Telenav, Inc. 2019 Equity Incentive Plan Form of Stock Option Award Agreement	S-8	99.2	11/8/2019
10.49.2#	Telenav, Inc. 2019 Equity Incentive Plan Form of Global Restricted Stock Unit Award Agreement	S-8	99.3	11/8/2019
10.49.3#	Telenav, Inc. 2019 Equity Incentive Plan Form of Director Initial Award Restricted Stock Unit Award Agreement	S-8	99.4	11/8/2019
10.49.4#	Telenav, Inc. 2019 Equity Incentive Plan Form of Global Restricted Stock Unit Award Agreement	S-8	99.5	11/8/2019
10.49.5#	Telenav, Inc. 2019 Equity Incentive Plan Form of Director Annual Award Restricted Stock Unit Award Agreement	S-8	99.6	11/8/2019
10.50.1#	Telenav, Inc. 2019 Employee Stock Purchase Plan, as amended December 2, 2019	10-Q	10.50.1	5/8/2020
10.51#	Form of Change in Control and Severance Agreement	8-K	10.1	2/3/2020
21.1	Subsidiaries of the registrant.	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
24.1	Power of Attorney (contained in the signature page to this Form 10-K).	Filed herewith
31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	Filed herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	Filed herewith
101.INS*	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document	Filed herewith
101.LAB*	InlineXBRL Taxonomy Label Linkbase Document	Filed herewith
101.PRE*	InlineXBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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

TELENAV, INC.

Dated:	August 20, 2020	By:	/s/ Dr. HP JIN
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

Name and Signature	Title	Date

/s/ Dr. HP JIN	Chairman of the Board of Directors, President and Chief Executive Officer	August 20, 2020
Dr. HP Jin	(Principal Executive Officer)

/s/ ADEEL MANZOOR	Chief Financial Officer and Treasurer	August 20, 2020
Adeel Manzoor	(Principal Financial and Accounting Officer)

/s/ SAMUEL CHEN	Director	August 20, 2020
Samuel Chen

/s/ WES CUMMINS	Director	August 20, 2020
Wes Cummins

/s/ DOUGLAS MILLER	Director	August 20, 2020
Douglas Miller

/s/ RANDY ORTIZ	Director	August 20, 2020
Randy Ortiz

/s/ KEN XIE	Director	August 20, 2020
Ken Xie

FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Telenav, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Telenav, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2020, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 20, 2020 expressed an unqualified opinion.
Adoption of new accounting standard
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842), and the related amendments.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

San Jose, California August 20, 2020

TELENAV, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$20,518	$27,275
Short-term investments	90,315	72,203
Accounts receivable, net of allowances of $5 and $7 at June 30, 2020 and 2019, respectively	34,542	69,781
Restricted cash	1,494	1,950
Deferred costs	26,121	18,752
Prepaid expenses and other current assets	4,505	3,784
Assets of discontinued operations	—	6,330
Total current assets	177,495	200,075
Property and equipment, net	4,319	5,583
Operating lease right-of-use assets	7,067	—
Deferred income taxes, non-current	1,515	998
Goodwill and intangible assets, net	14,255	15,701
Deferred costs, non-current	54,548	61,050
Other assets	34,552	1,414
Assets of discontinued operations, non-current	—	12,194
Total assets	$293,751	$297,015
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$12,291	$16,061
Accrued expenses	36,210	48,899
Operating lease liabilities	2,786	—
Deferred revenue	37,973	31,270
Income taxes payable	715	800
Liabilities of discontinued operations	—	3,373
Total current liabilities	89,975	100,403
Deferred rent, non-current	—	1,266
Operating lease liabilities, non-current	5,191	—
Deferred revenue, non-current	100,970	103,865
Other long-term liabilities	645	811
Liabilities of discontinued operations, non-current	—	30
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 47,342 and 46,911 shares issued and outstanding at June 30, 2020 and 2019, respectively	47	47
Additional paid-in capital	192,170	182,349
Accumulated other comprehensive loss	(477)	(1,477)
Accumulated deficit	(94,770)	(90,279)
Total stockholders’ equity	96,970	90,640
Total liabilities and stockholders’ equity	$293,751	$297,015

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Fiscal Year Ended
	June 30,
	2020	2019	2018
Revenue:
Product	$191,253	$168,619	$163,599
Services	49,098	28,036	27,635
Total revenue	240,351	196,655	191,234
Cost of revenue:
Product	99,030	97,245	102,224
Services	27,401	15,904	12,506
Total cost of revenue	126,431	113,149	114,730
Gross profit	113,920	83,506	76,504
Operating expenses:
Research and development	79,256	78,603	79,946
Sales and marketing	8,280	7,584	9,168
General and administrative	25,822	23,811	21,550
Goodwill impairment	—	—	2,666
Legal settlements and contingencies	—	700	425
Total operating expenses	113,358	110,698	113,755
Income (loss) from operations	562	(27,192)	(37,251)
Other income, net	3,010	2,916	833
Income (loss) from continuing operations before provision for income taxes	3,572	(24,276)	(36,418)
Provision for income taxes	1,336	1,376	1,012
Equity in net (income) of equity method investees	(876)	—	—
Income (loss) from continuing operations	3,112	(25,652)	(37,430)
Discontinued operations:
Income (loss) from operations of Advertising business, net of tax	832	(6,836)	(3,404)
Loss from sale of Advertising business	(4,874)	—	—
Loss on discontinued operations	(4,042)	(6,836)	(3,404)
Net loss	$(930)	$(32,488)	$(40,834)

Basic income (loss) per share
Income (loss) from continuing operations	$0.07	$(0.56)	$(0.84)
Loss on discontinued operations	(0.08)	(0.15)	(0.08)
Net loss	$(0.02)	$(0.71)	$(0.92)
Diluted income (loss) per share
Income (loss) from continuing operations	$0.06	$(0.56)	$(0.84)
Loss on discontinued operations	(0.08)	(0.15)	(0.08)
Net loss	$(0.02)	$(0.71)	$(0.92)
Shares used in computing income (loss) per share
Basic	47,868	45,577	44,498
Diluted	48,761	45,577	44,498

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Fiscal Year Ended
	June 30,
	2020	2019	2018

Net loss	$(930)	$(32,488)	$(40,834)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of tax	(211)	(461)	539
Available for sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	1,270	816	(465)
Reclassification adjustments for gain (loss) on available-for-sale securities recognized, net of tax	(59)	23	5
Net increase (decrease) from available-for-sale securities, net of tax	1,211	839	(460)
Other comprehensive income, net of tax	1,000	378	79
Comprehensive income (loss)	$70	$(32,110)	$(40,755)

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at June 30, 2017	43,946	$44	$159,666	$(1,934)	$(16,072)	$141,704
Issuance of common stock upon exercise of stock options	151	—	681	—	—	681
Release of restricted stock units	774	1	(2,328)	—	—	(2,327)
Stock-based compensation expense, continuing operations	—	—	8,768	—	—	8,768
Stock-based compensation expense, discontinued operations	—	—	1,108	—	—	1,108
Foreign currency translation adjustment, net of tax	—	—	—	539	—	539
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(460)	—	(460)
Adoption of ASU 2016-16 using the modified retrospective method	—	—	—	—	(296)	(296)
Net loss	—	—	—	—	(40,834)	(40,834)
Balance at June 30, 2018	44,871	$45	$167,895	$(1,855)	$(57,202)	$108,883
Issuance of common stock upon exercise of stock options	1,477	1	8,852	—	—	8,853
Release of restricted stock units	784	1	(1,983)	—	—	(1,982)
Repurchases of common stock	(221)	—	(714)	—	(589)	(1,303)
Stock-based compensation expense, continuing operations	—	—	7,404	—	—	7,404
Stock-based compensation expense, discontinued operations	—	—	895	—	—	895
Foreign currency translation adjustment, net of tax	—	—	—	(461)	—	(461)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	839	—	839
Net loss	—	—	—	—	(32,488)	(32,488)
Balance at June 30, 2019	46,911	$47	$182,349	$(1,477)	$(90,279)	$90,640
Issuance of common stock upon exercise of stock options	1,351	1	8,466	—	—	8,467
Release of restricted stock units	772	1	(1,776)	—	—	(1,775)
Repurchases of common stock	(1,692)	(2)	(5,790)	—	(3,561)	(9,353)
Stock-based compensation expense, continuing operations	—	—	8,034	—	—	8,034
Stock-based compensation expense, discontinued operations	—	—	887	—	—	887
Foreign currency translation adjustment, net of tax	—	—	—	(211)	—	(211)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	1,211	—	1,211
Net loss	—	—	—	—	(930)	(930)
Balance at June 30, 2020	47,342	$47	$192,170	$(477)	$(94,770)	$96,970

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended June 30,
	2020	2019	2018
Operating activities
Net loss	$(930)	$(32,488)	$(40,834)
Loss on discontinued operations	4,042	6,836	3,404
Income (loss) from continuing operations	3,112	(25,652)	(37,430)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Stock-based compensation expense	8,034	7,404	8,768
Depreciation and amortization	3,430	3,678	3,363
Deferred rent reversal due to lease termination	—	—	(538)
Operating lease amortization, net of accretion	2,998	—	—
Tenant improvement allowance recognition due to lease termination	—	—	(582)
Goodwill impairment	—	—	2,666
Accretion of net premium on short-term investments	258	(30)	192
Equity in net (income) of equity method investees	(876)	—	—
Gain on sale of intellectual property and workforce to Grab	(45)	—	—
Non-cash revenue associated with grant of perpetual license to Grab	(5,831)	—	—
Unrealized gain on investments	—	(1,174)	—
Other	(361)	(32)	(9)
Changes in operating assets and liabilities:
Accounts receivable	35,698	(28,624)	10,526
Deferred income taxes	(541)	(153)	52
Deferred costs	(891)	(21,377)	(22,999)
Prepaid expenses and other current assets	435	(354)	496
Other assets	(249)	(177)	(681)
Trade accounts payable	(3,875)	3,359	6,836
Accrued expenses and other liabilities	(13,941)	12,489	(12,439)
Income taxes payable	(74)	583	23
Deferred rent	—	360	1,193
Operating lease liabilities	(3,763)	—	—
Deferred revenue	3,753	60,597	35,424
Net cash provided by (used in) operating activities	27,271	10,897	(5,139)
Investing activities
Purchases of property and equipment	(933)	(1,398)	(4,651)
Purchases of short-term investments	(80,673)	(45,816)	(49,287)
Proceeds from sales and maturities of short-term investments	63,513	43,737	58,404
Purchases of long-term investments	(9,920)	—	—
Net cash provided by (used in) investing activities	(28,013)	(3,477)	4,466
Financing activities
Proceeds from exercise of stock options	8,432	8,853	681
Repurchase of common stock	(9,353)	(1,303)	—
Tax withholdings related to net share settlements of restricted stock units	(1,334)	(1,982)	(2,327)
Net cash provided by (used in) financing activities	(2,255)	5,568	(1,646)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(241)	(478)	529
Net increase (decrease) in cash, cash equivalents and restricted cash, continuing operations	(3,238)	12,510	(1,790)
Net cash used in discontinued operations	(3,975)	(3,384)	(2,269)
Cash, cash equivalents and restricted cash, beginning of period	29,225	20,099	24,158
Cash, cash equivalents and restricted cash, end of period	$22,012	$29,225	$20,099

	Fiscal Year Ended June 30,
	2020	2019	2018
Supplemental disclosure of cash flow information
Income taxes paid, net	$2,153	$1,128	$1,053
Non-cash investing: Investment in inMarket Media, LLC acquired in exchange for sale of Advertising business	$15,600	$—	$—
Non-cash sale of assets to Grab in exchange for equity investment and software	$7,012	$—	$—
Non-cash transfer of non-marketable equity securities to short-term investments	$—	$1,348	$—
Cash flows from discontinued operations:
Net cash used in operating activities	$(3,569)	$(3,384)	$(2,269)
Net cash used in financing activities	(406)	—	—
Net cash transferred from continuing operations	3,975	3,384	2,269
Net change in cash and cash equivalents from discontinued operations	—	—	—
Cash and cash equivalents of discontinued operations, beginning of period	—	—	—
Cash and cash equivalents of discontinued operations, end of period	$—	$—	$—
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$20,518	$27,275	$17,117
Restricted cash	1,494	1,950	2,982
Total cash, cash equivalents and restricted cash	$22,012	$29,225	$20,099

See accompanying Notes to Consolidated Financial Statements.

TELENAV, INC.
Notes to Consolidated Financial Statements

1.	Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as "Telenav," “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of automotive software and services providing both in-vehicle and cloud-based solutions. We focus on navigation and location-based services (LBS), where we pioneered many innovations including the market’s first mobile cloud-based navigation service. Navigation and LBS are the primary applications for in-vehicle infotainment (IVI) systems and we are using our strengths and core competencies to address the growing demand for overall connected car services. We provide our connected-car products and services directly to automobile manufacturers, as well as tier-one suppliers. Our fiscal year ends on June 30, and in this report we refer to the fiscal years ended June 30, 2020, 2019 and 2018 as fiscal 2020, fiscal 2019 and fiscal 2018, respectively.
Commencing July 1, 2019, we operate in a single segment, automotive. Through June 30, 2019, we operated in three segments: automotive, advertising and mobile navigation. In August 2019, we disposed of our digital advertising operations (the "Ads Business") and have presented the results of operations for the Ads Business as discontinued operations for all prior periods presented (see Note 11). Our mobile navigation services business represented less than 5% of total revenue for fiscal 2020 and we expect the business to continue to decline. Our chief executive officer, or CEO, the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we have combined the mobile navigation business with the automotive business in a single segment.
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
Our consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our overall operating results for fiscal 2020, fiscal 2019 or fiscal 2018.
Effective July 1, 2019, we adopted the requirements of Accounting Standards Update, or ASU, No. 2016-02, Leases (ASC 842) as discussed in the section titled “Recently adopted accounting pronouncements” of this Note 1. All amounts and disclosures set forth in this Form 10-K have been updated to comply with this standard.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus first identified in China in late 2019 (COVID-19) as a pandemic, which continues to spread throughout the U.S. and the world. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and we cannot predict. During the year ended June 30, 2020, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions concerning short-term investments, long-lived assets, non-marketable equity and debt investments, goodwill, and variable consideration related to revenue recognition. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our consolidated financial statements.
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
We generate revenue primarily from software licenses, service subscriptions and customized software development fees. We evaluate whether it is appropriate to recognize revenue based on the gross amount billed to our customers or the net amount earned as revenue. Since we control the products or services prior to their transfer to the customer, we report our automotive revenue on a gross basis. This assessment is based primarily on our ultimate primary responsibility for fulfilling the promises made with respect to the products and services as well as the degree of discretion we have in establishing pricing.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

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
Disaggregation of revenue
In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, the following table depicts the disaggregation of revenue according to revenue type and pattern of recognition, and is consistent with how we evaluate our financial performance (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Product
On-board automotive navigation solutions (point in time)(1)	$191,253	$168,619	$163,599
Total product revenue	191,253	168,619	163,599
Services
Brought-in automotive navigation solutions (over time)(2)	36,406	17,161	14,209
Automotive maintenance and support (over time)	3,181	1,055	34
Mobile navigation services (over time)	9,511	9,820	13,392
Total services revenue	49,098	28,036	27,635
Total revenue	$240,351	$196,655	$191,234
(1)Includes i) royalties earned and recognized at the point in time usage occurs, ii) map updates and iii) customized software development fees.
(2)Includes royalties earned and recognized over time from the allocation of transaction price to service obligations.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

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
Contract assets
Contract assets relate to our rights to consideration for performance obligations satisfied but not billed at the reporting date. As of June 30, 2020 and 2019, we had no contract assets.
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
Deferred costs also include the cost of customized software we develop for customers. We begin deferring development costs when they relate directly to a contract or specific anticipated contract and such costs are incurred to satisfy performance obligations in the future, provided they are expected to be recovered. We recognize these deferred software development costs as cost of revenue upon transfer of control of the associated performance obligation. We evaluate contract cost deferrals for impairment on a quarterly basis or whenever events or changes in circumstances indicate that a project may require recognition of a contract loss. We did not record any impairment losses during fiscal 2020, 2019 and 2018.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

Changes in the balance of total deferred costs (current and non-current) during fiscal 2020 and 2019 are as follows (in thousands):

	Deferred Costs
	Content	Development	Total
Balance, June 30, 2018	$48,946	$9,479	$58,425
Content licensing costs incurred	123,493	—	123,493
Customized software development costs incurred	—	2,537	2,537
Less: cost of revenue recognized	(100,973)	(3,680)	(104,653)
Balance, June 30, 2019	$71,466	$8,336	$79,802
Content licensing costs incurred	113,030	—	113,030
Customized software development costs incurred	—	4,015	4,015
Less: cost of revenue recognized	(110,898)	(5,280)	(116,178)
Balance, June 30, 2020	$73,598	$7,071	$80,669

Foreign currency
We translate the financial statements of certain of our foreign subsidiaries whose functional currency is their local currency. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are recorded as part of a separate component of comprehensive income in stockholders’ equity. Foreign currency transaction gains and losses are included in our net income for each year. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenue and expenses are translated at the average monthly exchange rates during the year. Equity transactions are translated using historical exchange rates. Foreign currency transaction gains (losses) were $28,000, $(215,000) and $254,000 in fiscal 2020, 2019 and 2018, respectively.
Accumulated other comprehensive income (loss), net of tax
The components of accumulated other comprehensive income (loss), net of related taxes, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Balance, net of tax as of June 30, 2018	$(1,162)	$(693)	$(1,855)
Other comprehensive income (loss) before reclassifications, net of tax	(461)	816	355
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	23	23
Other comprehensive income (loss), net of tax	(461)	839	378
Balance, net of tax as of June 30, 2019	(1,623)	146	(1,477)
Other comprehensive income (loss) before reclassifications, net of tax	(211)	1,270	1,059
Amount reclassified from accumulated other comprehensive income (loss), net of tax	—	(59)	(59)
Other comprehensive income (loss), net of tax	(211)	1,211	1,000
Balance, net of tax as of June 30, 2020	$(1,834)	$1,357	$(477)

The amount reclassified from accumulated other comprehensive income (loss), net of tax, was determined using the specific identification method and the amount was included in other income, net, for fiscal 2020 and 2019, respectively.
The amount of income tax benefit allocated to each component of accumulated other comprehensive income (loss) was not material for fiscal 2020 and 2019.

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

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
Marketable debt securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. Our net realized gains (losses) were $55,000, $11,000 and $(64,000) in fiscal 2020, 2019 and 2018, respectively. Interest income totaled $2.5 million, $1.7 million and $1.4 million in fiscal 2020, 2019 and 2018, respectively.
At June 30, 2019, short-term investments also included marketable equity securities, which are carried at fair value with unrealized gains and losses recognized in other income (expense), net. Our net realized gains (losses) from marketable equity securities were zero in fiscal 2019. We did not hold any marketable equity securities in fiscal 2020 and 2018.
Concentrations of risk and significant customers
Financial instruments that subject us to significant concentrations of credit risk primarily consist of cash, cash equivalents, short-term investments and accounts receivable. We maintain our cash, cash equivalents and short-term investments with well-capitalized financial institutions. At times, such deposits may be in excess of federally insured limits. Cash equivalents consist primarily of money-market accounts and commercial paper with original maturities of three months or less at the time of purchase. Our primary customers are automobile manufacturers and tier ones, and we do not require collateral for accounts receivable. To manage the credit risk associated with accounts receivable, we evaluate the creditworthiness of our customers. We evaluate our accounts receivable on an ongoing basis to determine those amounts not collectible. To date, we are not aware of circumstances that may impair a specific customer’s ability to meet its financial obligations to us, other than those customers for which an allowance for doubtful accounts has been established.
Revenue related to products and services provided through Ford Motor Company, or Ford, comprised 44%, 62% and 76% of revenue for fiscal 2020, 2019 and 2018, respectively. Receivables due from Ford were 39% and 33% of total accounts receivable at June 30, 2020 and 2019, respectively.
Revenue related to products and services provided through General Motors Holdings and its affiliates, or GM, comprised 34% and 20% of revenue for fiscal 2020 and 2019, respectively, and less than 10% of revenue for fiscal 2018. Receivables due from GM were 44% and 15% of total accounts receivable at June 30, 2020 and 2019, respectively.
Accounts receivable due from Xevo, Inc. were 29% of total accounts receivable at June 30, 2019. No other customer represented 10% or more of our revenue or accounts receivables for any period presented.
Our licensed map, POI and traffic data have been provided principally through HERE North America, LLC, a company owned by a consortium of German automobile manufacturers, or HERE, and TomTom North America, Inc., or TomTom, in fiscal 2020, 2019 and 2018. To date, we are not aware of circumstances that may impair either party’s intent or ability to continue providing such services to us.
Geographical information
Revenue by geographic region is based on the billing address of our customers. The following table sets forth revenue and property and equipment by geographic region (in thousands):

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

	Fiscal Year Ended June 30,
	2020	2019	2018
Revenue
United States	$175,427	$157,422	$169,318
International	64,924	39,233	21,916
Total revenue	$240,351	$196,655	$191,234

		June 30,
		2020	2019
Property and equipment, net
United States		$2,519	$2,679
International		1,800	2,904
Total property and equipment, net		$4,319	$5,583

Restricted cash
As of June 30, 2020 and 2019, we had restricted cash of $1.5 million and $2.0 million, respectively, on our consolidated balance sheets. As of June 30, 2020 and 2019, restricted cash is comprised primarily of prepayments from a customer.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

We performed our annual goodwill impairment test as of April 1, 2020 by comparing the fair value of our reporting unit with its carrying amount. Based upon a qualitative assessment indicating that it was not more likely than not that the fair value of our reporting unit was less than its carrying value, we determined that no impairment was indicated.
Subsequent to the completion of our April 1, 2019 annual assessment of our three reporting units, during which we determined that no impairment was indicated, in May 2019 we entered into substantive discussions with inMarket regarding the sale of certain assets and the assumption of certain liabilities associated with the Ads Business in exchange for an equity interest in inMarket. In June 2019, we considered it more likely than not that a sale would occur, and we concluded that this represented a triggering event that required an interim goodwill impairment assessment. Accordingly, in June 2019, we performed an interim goodwill impairment test for our advertising business segment. In assessing its fair value, we made assumptions regarding our estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, among other factors. Based on the results of this interim goodwill impairment test, the carrying value of our advertising business segment exceeded its estimated fair value and, accordingly, during fiscal 2019 we recognized a $2.6 million impairment of the goodwill associated with our advertising business segment, which is reported as discontinued operations for fiscal 2020 and for all prior comparative periods.
Revenue from our mobile navigation business has been declining substantially over the last few years. During the three months ended March 31, 2018, certain mobile navigation customer contracts were amended and certain other customers indicated their intent with respect to terminating services in the near term. Based upon a qualitative assessment indicating that it was more likely than not that the fair value of the mobile navigation reporting unit was less than its carrying value, we performed an interim goodwill impairment test for our mobile navigation business segment during the three months ended March 31, 2018. In assessing its fair value, we made assumptions regarding our estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, among other factors. Based on the results of our goodwill impairment test, the carrying value of our mobile navigation business segment exceeded its estimated fair value and, accordingly, during fiscal 2018, we recognized a $2.7 million impairment of all of the goodwill associated with our mobile navigation business segment.
As of June 30, 2020, we had goodwill of $14.3 million associated with our automotive segment. See Note 5.
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
Upon adoption, we recognized total ROU assets of $11.7 million, with corresponding liabilities of $13.0 million on the consolidated balance sheet. The adoption did not impact our beginning retained earnings, or our prior year consolidated statements of operations and statements of cash flows.
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
We include operating leases in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, non-current on our consolidated balance sheets.

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
Research and software development costs
We expense research and development costs as incurred. For costs incurred under ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, we typically do not achieve technological feasibility prior to incurring such costs and, as a result, all such costs are expensed as incurred. We account for the costs of computer software we develop for internal use by capitalizing qualifying costs, which are incurred during the application development stage, and amortizing those costs over the application’s estimated useful life, which generally ranges from three to five years depending on the type of application. We did not capitalize or amortize any software development costs during fiscal 2020, 2019 or 2018.
Advertising expense
Advertising costs are expensed as incurred. Advertising expense was zero, $334,000 and $131,000 in fiscal 2020, 2019 and 2018, respectively.
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

TELENAV, INC.
Notes to Consolidated Financial Statements—(Continued)

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
Upon adoption, we recognized total ROU assets of $11.7 million, with corresponding liabilities of $13.0 million on the consolidated balance sheet. The adoption did not impact our beginning retained earnings, or our prior year consolidated statements of operations and statements of cash flows.
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
We include operating leases in operating lease right-of-use assets, operating lease liabilities and operating lease liabilities, non-current on our consolidated balance sheets.
Recent accounting pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies accounting for income taxes by revising or clarifying existing guidance in ASC 740, as well as removing certain exceptions within ASC 740. This guidance is effective for us on July 1, 2021 with early adoption permitted. We are evaluating the impact of the adoption of this standard on our consolidated financial statements, but we do not expect it to have a material impact.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Fiscal Year Ended June 30,
	2020	2019	2018
Loss from continuing operations	$3,112	$(25,652)	$(37,430)
Loss on discontinued operations	(4,042)	(6,836)	(3,404)
Net loss	$(930)	$(32,488)	$(40,834)

Shares used to compute basic income (loss) per share	47,868	45,577	44,498
Dilutive potential common shares
Stock options	29	—	—
Restricted stock units	864	—	—
Shares used to compute diluted income per share	48,761	45,577	44,498

Basic income (loss) per share
Income (loss) from continuing operations	$0.07	$(0.56)	$(0.84)
Loss on discontinued operations	(0.08)	(0.15)	(0.08)
Net loss	$(0.02)	$(0.71)	$(0.92)
Diluted income (loss) per share
Income (loss) from continuing operations	$0.06	$(0.56)	$(0.84)
Loss on discontinued operations	(0.08)	(0.15)	(0.08)
Net loss	$(0.02)	$(0.71)	$(0.92)

The following outstanding shares subject to options and restricted stock units were excluded from the computation of diluted net loss per share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Stock options	1,638	3,409	5,116
Restricted stock units	2,476	2,637	3,068
Total	4,114	6,046	8,184

A total of 1,300,000 outstanding performance-based restricted stock units, as described further in Note 9, were excluded from the diluted shares calculation above because they are contingently issuable and none of the performance milestones had been met.

3.	Cash, cash equivalents and short-term investments
Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$20,323	$—	$—	$20,323
Cash equivalents:
Money market mutual funds	195	—	—	195
Total cash equivalents	195	—	—	195
Total cash and cash equivalents	20,518	—	—	20,518
Short-term investments:
U.S. treasury securities	3,712	41	—	3,753
U.S. agency securities	5,004	54	—	5,058
Asset-backed securities	20,392	434	—	20,826
Municipal securities	9,464	78	—	9,542
Corporate bonds	50,173	963	—	51,136
Total short-term investments	88,745	1,570	—	90,315
Cash, cash equivalents and short-term investments	$109,263	$1,570	$—	$110,833

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$25,987	$—	$—	$25,987
Cash equivalents:
Money market mutual funds	790	—	—	790
Commercial paper	498	—	—	498
Total cash equivalents	1,288	—	—	1,288
Total cash and cash equivalents	27,275	—	—	27,275
Short-term investments:
U.S. treasury securities	3,570	6	(4)	3,572
U.S. agency securities	3,002	9	(2)	3,009
Asset-backed securities	12,319	104	(10)	12,413
Municipal securities	4,124	16	—	4,140
Commercial paper	1,986	—	—	1,986
Corporate bonds	45,492	269	(27)	45,734
Total debt securities	70,493	404	(43)	70,854
Marketable equity securities(1)	250	1,099	—	1,349
Total short-term investments	70,743	1,503	(43)	72,203
Cash, cash equivalents and short-term investments	$98,018	$1,503	$(43)	$99,478

(1) Consist of Chess Depository Interests held in an Australian Stock Exchange traded company. Investment was sold subsequent to June 30, 2019.

There were no available-for-sale securities that were in an unrealized loss position as of June 30, 2020.

The following table summarizes the fair value and gross unrealized losses related to available-for-sale securities, aggregated by investment category, that had been in an unrealized loss position for less than 12 months or a continuous unrealized loss position for 12 months or greater, as of June 30, 2019 (in thousands):

	June 30, 2019
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. treasury securities	$—	$—	$2,992	$(5)	$2,992	$(5)
U.S. agency securities	—	—	998	(1)	998	(1)
Asset-backed securities	—	—	3,537	(11)	3,537	(11)
Municipal securities	—	—	—	—	—	—
Commercial paper	493	(1)	—	—	493	(1)
Corporate bonds	4,600	(3)	14,615	(24)	19,215	(27)
Total	$5,093	$(4)	$22,142	$(41)	$27,235	$(45)

There were zero securities and 11 securities in an unrealized loss position for less than 12 months at June 30, 2020 and 2019, respectively, and zero securities and 51 securities in an unrealized loss position for 12 months or greater at June 30, 2020 and 2019, respectively.

The following table summarizes the cost and estimated fair value of fixed income securities classified as short-term investments based on stated maturities as of June 30, 2020 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$36,976	$37,358
Due between one and two years	36,748	37,635
Due between two and three years	15,021	15,321
Total	$88,745	$90,314

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of June 30, 2020 and 2019, we did not consider any of our short-term investments to be other-than-temporarily impaired.

4.	Fair value of financial instruments
We measure certain financial instruments at fair value on a recurring basis. We have established a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.

All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. The fair values of these financial instruments were determined using the following inputs at June 30, 2020 (in thousands):

	Fair Value Measurements at June 30, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$195	$195	$—	$—
Commercial paper	—	—	—	—
Total cash equivalents	195	195	—	—
Short-term investments:
U.S. treasury securities	3,753	3,753	—	—
U.S. agency securities	5,058	—	5,058	—
Asset-backed securities	20,826	—	20,826	—
Municipal securities	9,542	—	9,542	—
Commercial paper	—	—	—	—
Corporate bonds	51,136	—	51,136	—
Total debt securities	90,315	3,753	86,562	—
Marketable equity securities	—	—	—	—
Total short-term investments	90,315	3,753	86,562	—
Cash equivalents and short-term investments	$90,510	$3,948	$86,562	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2019 (in thousands):

	Fair Value Measurements at June 30, 2019 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Description
Cash equivalents:
Money market mutual funds	$790	$790	$—	$—
Commercial paper	498	—	498
U.S. treasury securities	—	—	—	—
Total cash equivalents	1,288	790	498	—
Short-term investments:
U.S. treasury securities	3,572	3,572	—	—
U.S. agency securities	3,009	—	3,009	—
Asset-backed securities	12,413	—	12,413	—
Municipal securities	4,140	—	4,140	—
Commercial paper	1,986	—	1,986	—
Corporate bonds	45,734	—	45,734	—
Total debt securities	70,854	3,572	67,282	—
Marketable equity securities	1,349	1,349	—	—
Total short-term investments	72,203	4,921	67,282	—
Cash equivalents and short-term investments	$73,491	$5,711	$67,780	$—

Accretion of premium, net of discounts, on short-term investments totaled $258,000 and $(30,000) in fiscal 2020 and 2019, respectively.
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

There were no transfers between Level 1 and Level 2 financial instruments in fiscal 2020 and 2019, respectively.

We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2020 or 2019.
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
In January 2020, we completed the sale of certain intellectual property and workforce associated with the OpenTerra Platform in exchange for consideration that included a non-marketable equity interest in Grab Holdings, Inc. ordinary shares valued at $6.2 million. See Note 12.
Our net unrealized gains from non-marketable equity securities were zero, $1.3 million and zero in fiscal 2020, 2019 and 2018, respectively. Our net unrealized gain of $1.3 million in fiscal 2019 was due to the remeasurement to fair value of non-marketable equity securities upon the adoption of the measurement alternative on July 1, 2018.
The carrying value of our non-marketable equity securities carried at cost and adjusted under the measurement alternative, none of which required remeasurement to fair value, was $6.7 million and $458,000 at June 30, 2020 and 2019, respectively.
Non-marketable equity investments accounted for under the equity method
In August 2019, we completed the disposition of our Ads Business in exchange for a non-marketable equity investment in inMarket Media, LLC, or inMarket, valued at $15.6 million. See Note 11. In assessing the fair value of our investment in inMarket, we made assumptions regarding estimated future cash flows, weighted average cost of capital and timing over which the cash flows will occur, among other factors.
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
In fiscal 2020, we invested $4.0 million in exchange for Series B preferred units and a warrant to purchase additional preferred units in a privately held limited liability company. The warrant expires on the earlier of (i) July 5, 2021, (ii) acceptance of a purchase offer from another entity, or (iii) an initial public offering of the issuer’s common stock. The exercise price of the warrant is variable depending on the achievement of certain performance conditions by the issuer.
The warrant meets the definition of a derivative financial instrument. Accordingly, we allocated the $4.0 million cost of the investment first to the fair value of the warrant, with the residual allocated to the preferred units. The fair value of the warrant at issuance was determined to be $448,000, with the remaining $3.6 million allocated to the preferred units. In assessing the fair value of the warrant, we utilized a Black-Scholes option pricing model incorporating assumptions regarding probability of achievement of performance conditions, underlying equity value, expected term and risk free rate. The underlying equity used in the option pricing model was determined primarily based on revenue and earnings multiples for comparable companies, among other factors. The warrant is accounted for separately and marked to market each reporting period, with any gain or loss reported in other income, net in our consolidated statement of operations. The mark-to-market adjustment at June 30, 2020 was an increase of $265,000. Similar to the inMarket investment, we account for the $3.6 million investment in preferred units under the equity method of accounting because we hold more than a 3% to 5% ownership interest in the investee.
We recognized income of $876,000 related to our proportionate share of investments accounted for under the equity method for fiscal 2020. The carrying value of our non-marketable equity investments accounted for under the equity method was $20.0 million at June 30, 2020. The carrying value of the warrant was $713,000 at June 30, 2020. We did not hold any such investments at June 30, 2019.
Non-marketable debt investments
In fiscal 2020, we invested $1.5 million in the form of a convertible note receivable in a privately held company without a readily determinable market value. The note receivable matures on October 31, 2021 or upon request for payment by a majority of note holders, or otherwise upon a change of control, qualified financing event or event of default involving the privately held company. The note converts to preferred stock or common stock upon certain events as defined, including a qualified preferred stock financing round or a change in control of ownership. Interest accrues annually at 6.5% and is due in full upon maturity.
In fiscal 2020, we invested a total of $4.0 million in the form of a convertible note receivable in a privately held company without a readily determinable market value. The note receivable matures upon request for payment by a majority of note holders on or after August 23, 2021, or otherwise upon a change of control, qualified financing event or event of default involving the privately held company. The note converts to preferred stock or common stock upon certain events as defined, including a qualified preferred stock financing round or a change in control of ownership. Interest accrues annually at 6% and is due in full upon maturity.
In fiscal 2020, we also invested $417,000 in the form of a convertible note receivable in a privately held company without a readily determinable market value, pursuant to which we agreed to loan up to a total of $710,000. The note receivable matures on March 24, 2021 and is convertible into equity at our discretion. Interest accrues annually at 6% and is due in full upon maturity.
The convertible notes are classified as available for sale and are carried at fair value within Level 3, with any unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized and reported in other income, net in our consolidated statement of operations. We did not have any unrealized or realized gains or losses resulting from convertible notes in fiscal 2020. The carrying value of our non-marketable debt investments was $5.9 million at June 30, 2020. We did not hold any non-marketable debt investments at June 30, 2019.
As of June 30, 2019, we had recorded an unrealized gain of $1.1 million upon the May 2019 initial public offering of stock of a non-marketable equity investee on the Australian Stock Exchange. We reclassified this investment to marketable equity securities as of June 30, 2019.
We did not record any impairment losses during fiscal 2020, 2019 and 2018.

5.	Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2020 and 2024. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs for fiscal 2020 were $3.3 million. The weighted-average remaining term of our operating leases was 3.0 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% as of June 30, 2020.

Maturities of our operating lease liabilities, which do not include short-term leases, as of June 30, 2020 were as follows (in thousands):

Fiscal Year
2021	$2,898
2022	2,764
2023	2,313
2024	619
2025	—
Thereafter	—
Total lease payments	8,594
Less: imputed interest	(616)
Total operating lease liabilities	$7,978

Cash payments included in the measurement of our operating lease liabilities were $3.7 million for fiscal 2020.
In August 2017, we terminated our sublease with Avaya Inc. for our Santa Clara, California headquarters facility and signed a new direct lease agreement for this same facility that expires in September 2023. We have a one-time option to extend the new facility lease for an additional three years at the prevailing market rate, as defined in the lease agreement.
In connection with the sublease termination agreement, we recorded the following amounts during fiscal 2018: i) the reversal of $538,000 of deferred rent related to the sublease, with an offsetting credit to rent expense, as amortization of this deferred rent liability was no longer required, and ii) the recognition of $582,000 of tenant improvement allowance related to the sublease, with an offsetting credit to depreciation expense, as amortization of this allowance was no longer required.
6. Balance sheet information
Cloud computing arrangements
On July 1, 2019, we adopted ASU 2018-15 which requires that we account for certain cloud-based software hosting arrangements as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. We amortize the capitalized development costs on a straight-line basis over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in Prepaid expenses and other current assets and Other assets on our consolidated balance sheets. Capitalized costs and accumulated amortization were $759,000 and $73,000 at June 30, 2020, respectively.
Property and equipment, net
Property and equipment consist of the following (in thousands):

	June 30,
	2020	2019
Computers and equipment	$7,265	$8,185
Computer software	3,494	2,866
Furniture and fixtures	2,160	2,041
Automobiles	997	815
Leasehold improvements	5,866	5,890
	19,782	19,797
Less accumulated depreciation and amortization	(15,463)	(14,214)
Property and equipment, net	$4,319	$5,583

Depreciation and amortization expense related to property and equipment was $3.0 million, $2.7 million and $2.3 million for fiscal 2020, 2019 and 2018, respectively.

Goodwill and intangible assets, net
Intangible assets consist of the following (in thousands):

	June 30,
	2020	2019
Acquired developed technology	$6,775	$13,875
Less accumulated amortization	(6,775)	(12,494)
Intangible assets, net	$—	$1,381

In connection with the sale of intellectual property and workforce to Grab in January 2020, we offset the remaining net intangible assets balance of $945,000 associated with the OpenTerra Platform against the consideration received. See Note 12.
Acquired developed technology is amortized on a straight-line basis over the expected useful life. Amortization expense related to intangibles was $436,000, $1.0 million and $1.1 million for fiscal 2020, 2019 and 2018, respectively. As of June 30, 2020, intangible assets were fully amortized.
Goodwill by reportable segment as of June 30, 2020 and 2019 was as follows (in thousands):

	June 30, 2019	Allocated to Sale of Assets	Impairment	June 30, 2020
Automotive	$14,320	$(65)	$—	$14,255

We allocated $65,000 of goodwill to the intellectual property and workforce sold to Grab in January 2020.
Goodwill impairment
We reported results in three business segments through June 30, 2019, prior to the sale of our Ads business in August 2019. During fiscal 2019, we recognized a $2.6 million impairment of the goodwill associated with our advertising segment, which amount is reported as discontinued operations in our consolidated statements of operations (see Note 1).
Other assets
Other assets consisted of the following (in thousands):

	June 30,
	2020	2019
Deposits and other assets	$1,225	$956
Non-marketable equity investments	6,670	458
Warrant to purchase non-marketable equity investment units	713	—
Non-marketable equity investments accounted for under the equity method	20,027	—
Non-marketable debt investments	5,917	—
Total other assets	$34,552	$1,414

Accrued expenses
Accrued expenses consist of the following (in thousands):

	June 30,
	2020	2019
Accrued compensation and benefits	$15,117	$13,288
Accrued royalties	9,701	21,604
Customer overpayments and related reserves	2,666	4,291
Other accrued expenses	8,726	9,716
	$36,210	$48,899

The overpayment from customers and related reserves will either be refunded or be applied to future amounts owed to us.

7. Deferred revenue and remaining performance obligations
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under our contracts with customers and is recognized upon transfer of control. Changes in the balance of total deferred revenue (current and non-current) during fiscal 2020 and 2019 is as follows (in thousands):

Beginning balance, June 30, 2018 (as adjusted)	$74,538
Revenue recognized that was included in beginning balance	(22,922)
Amount billed, net of revenue recognized that was not included in beginning balance	83,519
Ending balance, June 30, 2019	$135,135
Revenue recognized that was included in beginning balance	(60,831)
Amount billed, net of revenue recognized that was not included in beginning balance	64,639
Ending balance, June 30, 2020	$138,943

The cumulative adjustment as a result of changes in the estimate of the transaction price of customer contracts during fiscal 2020 and 2019 was a net increase in revenue recognized of $493,000 and $1.4 million, respectively. In addition, the amount of revenue recognized in fiscal 2020 and 2019 from performance obligations satisfied or partially satisfied in previous periods was $493,000 and $1.8 million, respectively.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of June 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations for our automotive segment was $69.2 million, which is expected to be recognized over a remaining period of approximately 0.5 to 6.5 years. This amount excludes the variable consideration that falls under the exemption for usage-based royalties promised in exchange for a license of intellectual property. We have used the practical expedient to not disclose amounts related to the comparative years under ASC 606.
The aggregate amount of transaction price allocated to the remaining performance obligations for our advertising segment and our mobile navigation segment as of June 30, 2020 was not material.
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
Other contractual commitments
As of June 30, 2020, we had $12.3 million of future minimum non-cancelable financial commitments primarily related to license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within five years.

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
In fiscal 2019, we expensed an aggregate of $700,000 relating to settlement agreements with Traxcell Technologies, LLC and AT&T Mobility LLC, which amount was recorded as legal settlement and contingencies expense in our consolidated statement of operations.
In fiscal 2018, we incurred $250,000 related to a settlement agreement with Location Based Services LLC and recorded this amount as legal settlement and contingencies expense in our consolidated statement of operations.

9. Stockholders’ equity
Undesignated preferred stock
We are authorized to issue 50,000,000 shares of undesignated preferred stock, par value $0.001 per share. The undesignated preferred stock may be issued from time to time at the discretion of our board of directors. As of June 30, 2020 and 2019, no shares of undesignated preferred stock were issued or outstanding.
Common stock
We are authorized to issue 600,000,000 shares of $0.001 par value stock. The holders of each share of common stock have the right to one vote.
Stock repurchase program
In February 2019, our board of directors authorized a program for the repurchase of up to $20.0 million of our shares of common stock through open market purchases. The program expired on August 4, 2020. The timing and amount of repurchase transactions under this program depended on market conditions, cash flow and other considerations. Under this program, we utilized $9.4 million of cash to repurchase 1,692,207 shares of our common stock at an average purchase price of $5.53 per share during fiscal 2020. We utilized $1.3 million of cash to repurchase 221,333 shares of our common stock at an average purchase price of $5.89 per share during fiscal 2019. As of June 30, 2020, the remaining authorized amount of stock repurchases that may be made under this repurchase program was $9.3 million.
Repurchased shares are retired and designated as authorized but unissued shares. We use the par value method of accounting for our stock repurchases. Under the par value method, common stock is first charged with the par value of the shares involved. The excess of the cost of shares acquired over the par value is allocated to additional paid-in capital, or APIC, based on an estimated average sales price per issued share with the excess amounts charged to retained earnings. As a result of our stock repurchases during fiscal 2020, we reduced common stock and APIC by an aggregate of $5.8 million and charged $3.6 million to retained earnings.
Stock plans
Our equity incentive plans provide for granting stock options and restricted stock units, or RSUs, to eligible employees, directors and consultants. Stock options generally vest over a four-year period beginning from the date of grant and generally expire 10 years from the date of grant. RSUs granted to new employees generally vest annually over a four-year period beginning from the date of grant. However, RSUs granted during employment for retention purposes may also vest quarterly over a three-year period beginning from the date of grant. In addition, we offer an employee stock purchase plan, or ESPP, to eligible employees.
Shares available for grant
On July 1, 2019, pursuant to the annual increase provisions of our 2009 Equity Incentive Plan, or the 2009 Plan, the number of shares available for grant under this plan increased by 1,666,666 shares. This was the last annual increase in the shares reserved for issuance under our 2009 Plan, and the plan expired in October 2019 as to new awards. In September 2019, our board of directors also terminated the 2011 Stock Option and Grant Plan, or the 2011 Plan. In November 2019, our stockholders approved the 2019 Equity Incentive Plan, or the 2019 Plan, pursuant to which 5,700,000 shares were initially reserved for future grants and up to an additional 5,800,000 shares are reserved to the extent shares subject to grants under the 2009 Plan were outstanding as of November 20, 2019 but later expire or otherwise terminate without having been exercised in full (in which case the shares subject to such grants will be returned to the 2019 Plan and available for future issuance). The 2019 Plan became effective on November 20, 2019 and will automatically terminate 10 years from its date of adoption by our board of directors. In connection with the adoption of the 2019 Plan, a total of approximately 5,342,000 shares expired which had been previously available but unissued under the 2009 Plan and 2011 Plan.

A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2019	4,472
Annual share increase authorized under 2009 Plan	1,667
Granted	(1,681)
RSUs withheld for taxes in net share settlements	251
Canceled	633
Expired under 2009 and 2011 Plans	(5,342)
Shares available under 2009 and 2011 Plans upon termination on November 20, 2019	—
Initial shares authorized under 2019 Plan on November 20, 2019	5,700
Shares added from 5,800,000 reserved share pool available(1)	613
Granted	(1,068)
RSUs withheld for taxes in net share settlements	35
Shares available for grant as of June 30, 2020	5,280
(1) Additional shares are available up to a maximum of 5,800,000 shares only to the extent shares subject to grants under the 2009 Plan were outstanding as of November 20, 2019 but later expire or otherwise terminate without having been exercised in full.

A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of shares	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Options outstanding as of June 30, 2019	3,409	$6.49
Granted	55	4.92
Exercised	(1,351)	6.27
Canceled or expired	(475)	6.78
Options outstanding as of June 30, 2020	1,638	$6.55	5.17	$209
As of June 30, 2020:
Options vested and expected to vest	1,620	$6.56	5.14	$201
Options exercisable	1,432	$6.74	4.79	$128

During fiscal 2020, 2019 and 2018, the total cash received from the exercise of stock options was $8.4 million, $8.9 million and $681,000, respectively, and the total intrinsic value of stock options exercised was $5.3 million, $1.1 million and $227,000, respectively.
A summary of our RSU activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted average remaining contractual life (years)	Aggregate intrinsic value
RSUs outstanding as of June 30, 2019	2,637
Granted	1,633
Vested	(1,057)
Canceled	(737)
RSUs outstanding as of June 30, 2020	2,476	1.39	$13,595
As of June 30, 2020:
RSUs expected to vest	2,175	1.29	$11,938

Performance-based RSUs
In February 2020, the Compensation Committee of our board of directors (the “Compensation Committee”) approved the grant under our 2019 Equity Incentive Plan of performance-based RSUs covering a target of 500,000 shares of common stock under individual grants to certain of our executive officers, which we refer to as the 2020 PSU Awards. The 2020 PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price of our common stock for a 30-trading day period on or before the three-year anniversary of the 2020 PSU Awards’ grant date. In the event our board of directors approves entering a transaction which, if consummated, would constitute a change in control of the Company, the performance milestones are increased with respect to shares not already eligible to vest under the 2020 PSU Award, and the performance period is extended to the four-year anniversary of the 2020 PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the 2020 PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then the shares that became eligible to vest will vest in four (4) equal quarterly installments as of the ensuing March 10, June 10, September 10 and December 10 following the date of certification of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. Vesting under the 2020 PSU Award may be accelerated under certain conditions involving a change in control of our Company, including as provided under respective change in control agreements entered between us and the executive. The maximum number of shares subject to the 2020 PSU Award that may vest is 500,000. No shares had vested as of June 30, 2020 under the 2020 PSU Awards.
In September 2019, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 560,000 shares of common stock under individual grants to several of our executive officers, which we refer to as the 2019 PSU Awards. The 2019 PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price of our common stock for a 30 trading day period on or before the three-year anniversary of the 2019 PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the 2019 PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the 2019 PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2020, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. The 2019 PSU Award milestones are subject to change upon a change in control, as defined in the agreement. The maximum number of shares subject to the 2019 PSU Award that may vest is 560,000. No shares had vested as of June 30, 2020 under the 2019 PSU Awards.
In October 2018, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 240,000 shares of common stock to Dr. HP Jin, our CEO, which we refer to as the CEO PSU Award. The CEO PSU Award is subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price of our common stock for a 30 trading day period on or before the three-year anniversary of the CEO PSU Award’s grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the CEO PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the CEO PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2019, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to Dr. Jin’s continued service with the Company through the applicable vesting date. The CEO PSU Award milestones are subject to change upon a change in control, as defined in the agreement. The maximum number of shares subject to the CEO PSU Award that may vest is 240,000. No shares had vested as of June 30, 2020 under the CEO PSU Award.
Since achievement of the awards is dependent on a market condition, stock-based compensation expense associated with these awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been met. We utilized the Monte Carlo valuation method to determine the fair value and derived service periods of each of the stock price performance milestones. Total stock-based compensation expense associated with all PSU Awards, included in the stock-based compensation expense table below, was $2.0 million for fiscal 2020, and was not material for all prior periods presented.
As of June 30, 2020, no performance-based RSU awards had been earned or canceled, and 1,300,000 shares subject to performance-based RSU awards remained outstanding.

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
Stock-based compensation expense
The following table summarizes total stock-based compensation expense included in our consolidated statements of operations (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Cost of revenue	$60	$77	$108
Research and development	4,766	4,633	5,263
Sales and marketing	971	681	872
General and administrative	2,237	2,013	2,525
Total stock-based compensation expense	$8,034	$7,404	$8,768

The following table summarizes total stock-based compensation expense recorded for stock options and RSUs issued to employees and nonemployees (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Stock option awards	$805	$1,578	$2,053
RSU awards	6,710	5,826	6,717
ESPP	519	—	—
Total stock-based compensation expense	$8,034	$7,404	$8,768

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

	Fiscal Year Ended June 30,
	2020	2019	2018
Expected volatility	48%	39%	42%
Expected term (in years)	5.65	6.87	4.75
Risk-free interest rate	1.58%	2.99%	2.00%
Dividend yield	—	—	—
Weighted average grant date fair value per share	$2.27	$2.32	$2.14

We recognize the estimated stock-based compensation expense of RSUs, net of estimated forfeitures, over the vesting term. The estimated stock-based compensation cost is based on the fair value of our common stock on the date of grant.

The weighted average assumptions used to value ESPP purchase rights during the initial offering period beginning March 1, 2020 were as follows:

Expected volatility	93%
Expected term (in years)	0.75
Risk-free interest rate	0.92%
Dividend yield	—

At June 30, 2020, the total unrecognized stock-based compensation expense related to employee options was $375,000, net of estimated forfeitures, and will be amortized over a weighted average period of 1.87 years. The total fair value of stock options that vested during fiscal 2020, 2019 and 2018 was $1.1 million, $3.7 million and $2.4 million, respectively. At June 30, 2020, the total unrecognized stock-based compensation expense related to RSUs was $8.7 million, net of estimated forfeitures, and will be amortized over a weighted average period of 2.48 years. The total fair value of RSUs that vested during fiscal 2020, 2019 and 2018 was $6.3 million, $6.0 million and $7.0 million, respectively.
At June 30, 2020, the total unrecognized stock-based compensation expense related to our ESPP was $1.1 million and will be amortized over a weighted average period of 0.42 years.
Shares reserved for future issuance
Common stock reserved for future issuance as of June 30, 2020 was as follows (in thousands):

Stock options outstanding	1,638
RSUs outstanding	2,476
Available for future grants	5,280
Total common shares reserved for future issuance	9,394

10.	Income taxes
The domestic and foreign components of income (loss) before provision for income taxes were as follows (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
United States	$(1,667)	$(28,834)	$(39,278)
Foreign	5,239	4,558	2,860
Income (loss) from continuing operations before provision for income taxes	3,572	(24,276)	(36,418)
Equity in net income of equity method investees	876	—	—
Loss on discontinued operations before provision for income taxes	(4,042)	(6,929)	(3,404)
Total income (loss) before provision for income taxes	$406	$(31,205)	$(39,822)

The provision for income taxes for continuing operations consists of the following (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Current income taxes:
Federal	$—	$—	$—
State	40	14	32
Foreign	2,047	1,598	1,048
Total current income taxes	2,087	1,612	1,080
Deferred income taxes:
Federal	—	17	—
State	—	—	—
Foreign	(751)	(253)	(68)
Total deferred income taxes	(751)	(236)	(68)
Total provision for income taxes	$1,336	$1,376	$1,012

The provision (benefit) for income taxes for continuing operations differs from the amount computed by applying the statutory federal income tax rate as follows (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Tax at federal statutory tax rate	$85	$(5,098)	$(11,150)
State taxes—net of federal benefit	40	15	32
Non-deductible expenses	157	110	88
Goodwill impairment	—	537	746
Foreign withholding taxes	486	340	527
Foreign income taxed at different rates	(289)	(66)	(309)
Stock-based compensation expense	(87)	1,002	653
Tax exempt income	(73)	(94)	(136)
Change in valuation allowance	239	4,068	(8,396)
One-time transition tax	—	—	44
Remeasurement of deferred tax assets and liabilities	—	—	18,900
FIN 48	—	114	15
GILTI inclusion	778	451	—
Other	—	(3)	(2)
Total provision for income taxes	$1,336	$1,376	$1,012

Our provision for income taxes for continuing operations was $1.3 million in fiscal 2020 compared to $1.4 million in fiscal 2019. Our effective tax rate was 30% of income from continuing operations in fiscal 2020 compared to an effective tax rate of 6% of loss from continuing operations in fiscal 2019. Our effective tax rates in fiscal 2020, 2019 and 2018 were attributable primarily to foreign withholding taxes and income taxes in certain foreign jurisdictions.
Our effective tax rate of 30% of income from continuing operations in fiscal 2020 was greater than tax expense computed at the U.S. federal statutory income tax rate due primarily to the mix of foreign income and US losses, for which no tax benefit will be recognized on US losses since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses, and foreign withholding taxes for which no tax benefit will be recognized as a credit due to the lack of US income. Our effective tax rate of 6% of loss from continuing operations in fiscal 2019 was lower than the tax benefit computed at the U.S. federal statutory income tax rate due primarily to the mix of foreign income and US losses, for which no tax benefit will be recognized on US losses since they are not more likely than not to be realized due to the lack of current and future income and the inability to carry back losses, and foreign withholding taxes for which no tax benefit will be recognized as a credit due to the lack of US income
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our net deferred tax assets were as follows (in thousands):

	June 30,
	2020	2019
Deferred tax assets:
Federal, state and foreign net operating losses	$38,569	$57,809
Federal and state tax credits	15,861	14,104
Stock-based compensation	2,442	2,885
Accrued expenses and reserves	24,973	13,659
Capitalized expense	—	34
Unrealized losses	282	481
Property and equipment	37	43
Operating lease liabilities	1,437	—
Acquired intangible assets	953	768
Total deferred tax assets	84,554	89,783
Deferred tax liabilities:
Property and equipment	(66)	(79)
Capitalized software	(17,579)	(17,848)
Deferred revenue	(14,777)	(22,486)
Unrealized gains	(25)	(236)
Operating lease right-of-use assets	(1,196)	—
Investments	(2,617)	—
Total deferred tax liabilities:	(36,260)	(40,649)
Deferred tax assets, net of liabilities:	48,294	49,134
Valuation allowance — worldwide	(46,804)	(48,370)
Net deferred tax assets	$1,490	$764

All available evidence, both positive and negative, was considered to determine whether, based upon the weight of the evidence, a valuation allowance for deferred tax assets is needed. As of June 30, 2020, we recognized deferred tax assets of $1.5 million from foreign jurisdictions and a deferred tax liability of $25,000 from a foreign jurisdiction, for net deferred tax assets of $1.5 million.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets, net of liabilities, since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings and losses, the timing of which is uncertain. Due to losses in previous years and potentially future years in the U.S., we maintained a full valuation allowance on deferred tax assets in the U.S. Due to operating losses in previous years and expected losses in future years, we continued to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. Our valuation allowance increased (decreased) from the prior year by approximately $(1.6) million, $(19.3) million, and $13.9 million in fiscal 2020, 2019 and 2018, respectively.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company’s history of losses and previous carrybacks, we will not receive any tax benefit from the NOL carryback provisions of the CARES Act.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries' earnings are permanently reinvested outside the U.S. As of June 30, 2020, the cumulative amount of earnings upon which U.S. income taxes have not been provided was approximately $5.0 million. The net unrecognized deferred tax liability for these earnings was $229,000, which is primarily due to withholding taxes imposed if the dividend was distributed.
As of June 30, 2020, we had federal and California net operating loss carryforwards for income tax purposes of $167.8 million and $11.1 million, respectively. Federal loss carryforwards of $33.2 million will begin to expire in fiscal 2029, while $134.5 million of federal loss carryforwards can be carried forward indefinitely. Loss carryforwards have begun to expire for California purposes. In addition, we had federal and California research and development tax credit carryforwards of $8.1 million and $12.9 million, respectively, as of June 30, 2020. The federal research credits will begin to expire in fiscal 2023 and the California research credits can be carried forward indefinitely. The loss carryforwards and certain credits are subject to annual limitation under Internal Revenue Code Section 382.
As of June 30, 2020, we also had foreign net operating loss carryforwards of $2.7 million, which can be carried forward indefinitely. Due to uncertainty regarding our ability to utilize the foreign net operating loss carryforwards in certain jurisdictions, we have placed a valuation allowance of $0.4 million on these deferred tax assets.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Fiscal Year Ended June 30,
	2020	2019	2018
Unrecognized tax benefit—beginning of period	$4,600	$3,820	$3,035
Increase in tax positions taken during the current period	753	825	785
Increase in tax positions taken during the prior period	—	181	—
Decrease in tax positions taken during the prior period	—	(128)	—
Decrease in tax positions due to settlements	—	(98)	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefit—end of period	$5,353	$4,600	$3,820

At June 30, 2020, 2019 and 2018, there was $0.1 million of unrecognized tax benefits that if recognized would affect the annual effective tax rate.
We file income tax returns in the U.S. with the IRS, California, various states, and foreign tax jurisdictions in which we have subsidiaries. The statute of limitations remains open from fiscal 2017 for federal tax purposes, from fiscal 2016 in state jurisdictions, and from fiscal 2015 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
We believe it is reasonably possible that the gross unrecognized tax benefits as of June 30, 2020 will not decrease (whether by payment, release, or a combination of both) by a material amount in the next 12 months. We recognize interest and penalties related to unrecognized tax positions as part of our provision for federal, state and foreign income taxes. During fiscal 2020, 2019 and 2018, we recognized approximately zero, zero and $15,000 in interest and penalties. We had accrued zero for the payment of interest and penalties at June 30, 2020 and 2019.

11.	Sale of Ads Business
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
The historical financial results attributable to the Ads Business are presented as discontinued operations in our consolidated statements of operations for all periods presented. The carrying amounts of assets and liabilities included as part of discontinued operations have been classified as assets of discontinued operations and liabilities of discontinued operations, respectively, in our consolidated balance sheet at June 30, 2019.

Reconciliations of the carrying amounts of major classes of assets and liabilities included as part of discontinued operations to the amounts presented separately in our June 30, 2019 consolidated balance sheet are presented in the following table:

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
Reconciliations of the major line items comprising loss from operations of the Ads Business included as part of discontinued operations to the amounts presented separately in our statements of operations for the year ended June 30, 2020, 2019 and 2018 are presented in the following tables:

	Year Ended June 30,
	2020	2019	2018
Revenue - services	$3,614	$24,241	$27,229
Cost of revenue - services	1,335	11,526	13,341
Gross profit	2,279	12,715	13,888
Operating expenses:
Research and development	697	5,350	5,700
Sales and marketing	750	11,738	11,592
General and administrative	—	—	—
Goodwill impairment	—	2,556	—
Total operating expenses	1,447	19,644	17,292
Provision for (benefit from) income taxes	—	(93)	—
Income (loss) from operations of Ads Business	$832	$(6,836)	$(3,404)

Our 14.5% member interest in inMarket was valued at $15.6 million at the closing of the inMarket Transaction and is recorded in other assets on our consolidated balance sheet at March 31, 2020 (see Note 4). Our loss from the sale of the Ads Business of $4.9 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $363,000 comprising legal fees and third-party consulting fees associated with the inMarket Transaction.

12.	Sale of intellectual property and workforce
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
We recorded a $6.2 million non-marketable equity investment in Grab Holdings, Inc. (see Note 4) and an $800,000 capitalized software asset representing the perpetual license received, and we recognized a gain on the sale of $45,000. The non-marketable equity investment and capitalized software are recorded in Other assets and Property and equipment net, respectively, on our consolidated balance sheet, and the gain on sale is recorded as other income in our consolidated statement of operations.
13. Employee savings and retirement plan
We sponsor a defined contribution plan under Internal Revenue Code Section 401(k), or the 401(k) Plan. Most of our U.S. employees are eligible to participate following the start of their employment. Employees may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. We pay the direct expenses of the 401(k) Plan and beginning in July 2006, we began to match employee contributions up to 4% of an employee’s salary, limited to a maximum annual contribution of $8,000 per employee. Contributions made by us are subject to certain vesting provisions. We made matching contributions and recorded expense of $1.2 million, $1.1 million and $1.3 million for fiscal 2020, 2019 and 2018, respectively.

14. Quarterly financial data (unaudited)
Summarized quarterly financial information for fiscal 2019 and 2020 is as follows (in thousands, except per share data):

	Three Months Ended
Consolidated statements of operations data	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020
	(unaudited)
Revenue	$46,252	$50,160	$48,540	$51,703	$66,629	$73,875	$64,496	$35,351
Gross profit	18,710	21,254	21,091	22,451	29,778	40,153	28,973	15,016
Income (loss) from continuing operations	(6,085)	(4,118)	(5,534)	(9,915)	32	13,062	(733)	(9,249)
Loss on discontinued operations	(1,485)	(463)	(1,947)	(2,941)	(3,986)	(56)	—	—
Net income (loss)	(7,570)	(4,581)	(7,481)	(12,856)	(3,954)	13,006	(733)	(9,249)
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.14)	$(0.09)	$(0.12)	$(0.21)	$0.00	$0.27	$(0.02)	$(0.20)
Loss on discontinued operations	(0.03)	(0.01)	(0.04)	(0.06)	(0.08)	—	—	—
Net income (loss)	$(0.17)	$(0.10)	$(0.16)	$(0.28)	$(0.08)	$0.27	$(0.02)	$(0.20)
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.14)	$(0.09)	$(0.12)	$(0.21)	$0.00	$0.27	$(0.02)	$(0.20)
Loss on discontinued operations	(0.03)	(0.01)	(0.04)	(0.06)	(0.08)	—	—	—
Net income (loss)	$(0.17)	$(0.10)	$(0.16)	$(0.28)	$(0.08)	$0.27	$(0.02)	$(0.20)

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Beginning Balance	Chargeback Additions	Chargeback Reductions	Ending Balance
Trade Receivable Allowances:
Year Ended June 30, 2018	$75	$162	$(220)	$17
Year Ended June 30, 2019	$17	$93	$(103)	$7
Year Ended June 30, 2020	$7	$59	$(61)	$5

	Beginning Balance	Additions	Reductions	Ending Balance
Valuation Allowance for Deferred Tax Assets:
Year Ended June 30, 2018	$53,760	$13,959	$(16)	$67,703
Year Ended June 30, 2019	$67,703	$828	$(20,161)	$48,370
Year Ended June 30, 2020	$48,370	$1,036	$(2,602)	$46,804