Form 10-K/A
period 2020-06-30
Telenav, Inc.
filed 2020-10-26
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth” company in
Rule 12b-2
of the Exchange Act.

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
The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of September 30, 2020 was 47,522,790.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Telenav, Inc. (“we,” “us,” “our,” “Company,” or “Telenav”) is filing this Amendment No. 1 on Form
10-K/A
(“Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (“Original Filing”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on August 21, 2020 (“Original Filing Date”), solely to include the information required by Items 10 through 14 of Part III of Form
10-K.
This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form
10-K,
which permits the information in the above referenced items to be incorporated in the Form
10-K
by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end.
We are filing this Amendment No. 1 to include the Part III information in our Form
10-K
because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. The reference on the cover page of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing has been deleted. This Amendment No. 1 hereby amends and restates in its entirety the cover page and Items 10 through 14 of Part III of the Original Filing.
Pursuant to Rule
12b-15
under the Exchange Act, this Amendment No. 1 also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits.
Except as expressly noted in this Amendment No. 1, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original Filing, including, without limitation, the financial statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our board of directors currently comprises six members. Each class of directors is elected for a three-year term to succeed the class whose term is then expiring. The terms of the directors expire upon the election and qualification of successor directors at the 2022 annual meeting of stockholders for the Class I directors, 2020 annual meeting of stockholders for the Class II director, and 2021 annual meeting of stockholders for the Class III directors.
The following table sets forth the classes, names, ages and positions of our directors as of October 1, 2020 and current participation on the standing committees of our board of directors:

Name	Age	Director Since	Current Position	Expiration of Current Term
Class I Directors
Samuel Chen (2) (3)	69	2002	Director	2022
Wes Cummins (1) (3)	43	2016	Director	2022

Class II Directors
Douglas Miller (1)	63	2015	Lead Independent Director	2020
Ken Xie (2) (4)	57	2012	Director	2020

Class III Directors
HP Jin	56	1999	Chair of our Board of Directors, President and Chief Executive Officer	2021
Randy Ortiz (1) (2)	62	2017	Director	2021

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and governance committee.
(4)	Mr. Xie will not be standing for re-election when his current term expires as of the next annual meeting of stockholders.
Except as described below, with respect to Mr. Cummins, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which he or she is or was to be selected as a director or officer. There are no family relationships among directors or executive officers of Telenav.
Samuel Chen
has served as a member of our board of directors since January 2002. Mr. Chen has served as chair of the board of directors of Rayson Technology Co., Ltd., a privately held wireless communications company, since 1993. Since 1994, Mr. Chen has also served as chair of the board of directors of Sonix Technology Co., Ltd., an integrated circuit development company publicly traded on the Taiwan Stock Exchange. In addition, since 2000, Mr. Chen has served as chair of the board of directors of GlobalSat Technology Corp., an electronic communications company publicly traded on the Taiwan Stock Exchange. Mr. Chen holds a B.S. in Chemistry from National Tsing Hua University in Taiwan. Mr. Chen brings with him considerable business experience as the current chair of the board of directors of Sonix Technology Co. Ltd., GlobalSat Technology Co., Ltd., and Rayson Technology Co. Ltd. Mr. Chen also serves on the board of directors of various privately held companies. With his experience, Mr. Chen has knowledge of the complex issues facing global companies and an understanding of what makes businesses work effectively and efficiently. We believe Mr. Chen’s experience as a board member of public and private companies gives him insight and perspective into how other boards function and enables him to be an effective member of our board of directors.

Wes Cummins
has served as a member of our board of directors since August 2016. Mr. Cummins joined our board of directors in connection with our agreement with Nokomis Capital, L.L.C. and its affiliates, as we further describe under “—
Agreement with Stockholders
” below. Mr. Cummins is currently chief executive officer of 272 Capital L.P., an investment advisory firm which he formed in February 2020. Mr. Cummins was previously an analyst with Nokomis Capital, L.L.C., an investment advisory firm, a position he held from October 2012 until February 2020. From March 2011 to September 2012, Mr. Cummins was an analyst for Harvey Partners, a hedge fund. From February 2002 to March 2011, Mr. Cummins held multiple positions, including senior research analyst covering technology hardware companies, director of research, head of capital markets and, finally, president of B. Riley & Co., an investment banking firm. From 2000 to 2002, Mr. Cummins was an associate analyst at Needham & Company, an investment banking firm. Since 2007, Mr. Cummins has served as a member of the board of directors of Applied Science Products, Inc., formerly known as Flight Safety Technologies, Inc., a publicly traded company engaged in developing technologies for aviation safety and efficiency. Mr. Cummins holds a B.S.B.A. from Washington University in St. Louis, Missouri. Mr. Cummins has extensive experience in the investment research process, public and private capital raising, mergers and acquisitions, corporate restructuring and shareholder activism. We believe Mr. Cummins’ expertise in investment research and analysis brings valuable experience and perspective to our board of directors.
Dr.
 HP Jin
is a cofounder of our company and has served as our president and a member of our board of directors since October 1999. Dr. Jin has also served as our chief executive officer and chair of our board of directors from October 1999 to May 2001 and since December 2001. Prior to Telenav, Dr. Jin served as a senior strategy consultant at the McKenna Group, a strategy consulting firm, and as a business strategy and management consultant at McKinsey & Company, a management consulting firm. Dr. Jin was also previously a technical director at Loral Integrated Navigation Communication Satellite Systems, or LINCSS, a division of Loral Space & Communications, Inc., a publicly traded GPS service and engineering company. Dr. Jin holds a B.S. and M.S. in Mechanical Engineering from Harbin Institute of Technology in China and a Ph.D. in Guidance, Navigation and Control, with a Ph.D. minor in Electrical Engineering, from Stanford University. With over 15 years of experience as our president and chief executive officer, Dr. Jin has deep knowledge and understanding of our business. We believe Dr. Jin’s experience as our president and chief executive officer, demonstrated leadership and business acumen, and experience with strategic and operational issues in the location-based services industry gives him insight to the issues facing this industry and brings valuable expertise to our board of directors.
Douglas Miller
has served as a member of our board of directors since July 2015, and as our lead independent director since February 2020. Mr. Miller served as a member of the board of directors and chair of the audit committee of CareDx, a publicly traded diagnostics company, from July 2016 to May 2017. Mr. Miller served as a member of the board of directors and as chair of the audit committee of Procera Networks, a publicly traded policy enforcement solutions company, from May 2013 to June 2015. Previously, Mr. Miller served as our chief financial officer from May 2006 to June 2012. From July 2005 to May 2006, Mr. Miller served as vice president and chief financial officer of Longboard, Inc., a privately held provider of telecommunications software. From October 1998 to July 2005, Mr. Miller held various management positions at Synplicity, Inc., a publicly traded electronic design automation company, including senior vice president of finance and chief financial officer. Synplicity was acquired by Synopsys, Inc. in May 2008. Mr. Miller also served as chief financial officer of 3DLabs, Inc., a publicly held graphics semiconductor company, and as a partner at Ernst & Young LLP, a professional services organization. Mr. Miller is a certified public accountant (inactive). He holds a B.S.C. in Accounting from Santa Clara University.

As our former chief financial officer, Mr. Miller has a unique understanding of our operations. We believe Mr. Miller’s experience as a chief financial officer and board member of public companies gives him insight and perspective into how other boards function and enables him to be an effective member of our board of directors.
Randy Ortiz
has served as a member of our board of directors since October 2017. Mr. Ortiz served as president and chief executive officer and a director of the LoJack Corporation, a provider of after-market vehicle security and protection products and services, from November 2011 until LoJack was acquired by CalAmp Corp. in March 2016. Previously, Mr. Ortiz served as chief executive officer of Carmoza LLC, an auto transport services company, from November 2010 to October 2011 and as director of Carmoza LLC from April 2010 to October 2011. From 2002 until his retirement in 2010, Mr. Ortiz held a variety of senior executive positions at Ford Motor Company, including general manager at Ford and Lincoln-Mercury Sales Operations from 2007 until March 2010, general manager of sales for Ford’s Customer Service Division during 2006, and executive director and general manager of Ford’s Worldwide Export Operations from 2002 to 2005. Previously, Mr. Ortiz held various other management positions at Ford from 1982 through 2002. We believe Mr. Ortiz’s more-than-30-years
of experience in the automotive industry, together with his executive leadership experience, enables him to provide our board of directors with unique insight into our markets and detailed knowledge of our technology, operations, challenges and opportunities.
Ken Xie
has served as a member of our board of directors since July 2012. Since October 2000, Mr. Xie has served as the president and chief executive officer of Fortinet, Inc., a publicly traded network security solutions company, which he co-founded.
Prior to
co-founding
Fortinet, Mr. Xie was the founder, president and chief executive officer of NetScreen Technologies, Inc., a publicly traded provider of network security products, which was acquired by Juniper Networks, Inc., an IP network solutions company, in April 2004. Mr. Xie received a B.S. and an M.S. in Electrical Engineering from Tsinghua University in China and an M.S. in Electrical Engineering from Stanford University, and he is a member of the National Academy of Engineering.
Agreement with Stockholders
On August 21, 2019, we entered into a letter agreement with Nokomis Capital, L.L.C. and certain related persons (collectively, the “Nokomis Group”), pursuant to which we agreed to nominate Mr. Cummins for re-election
as a Class I director at our 2019 annual meeting of stockholders, and the Nokomis Group agreed that, until 11:59 p.m., Pacific time, on the day of our 2020 Annual Meeting (the “Restricted Period”), it will vote all of shares of our common stock that it holds in a manner consistent with the recommendation of our board of directors at any annual or special meeting of our stockholders. In addition, the Nokomis Group has agreed to observe, during the Restricted Period, customary standstill provisions that provide, among other things, that the Nokomis Group will not (a) engage in or in any way participate in a solicitation of proxies with respect to our company; (b) initiate any stockholder proposals; (c) seek representation on our board of directors; or (d) seek to control the management, our board of directors, or the policies of our company. If at any time the Nokomis Group ceases to hold more than five percent of our outstanding stock, Mr. Cummins will offer to resign as a director, and if Mr. Cummins resigns for any reason prior to the expiration of the Restricted Period, all of his granted but unvested equity-based compensation will automatically vest on his date of resignation.
Board’s Role in Risk Oversight
Our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. With the oversight of our board of directors, our senior management is responsible for the day-to-day

management of the material risks we face. In its oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes our management designs and implements are adequate and functioning as designed. Our board of directors discusses with senior management our strategies, key challenges, risks and opportunities. This involvement of our board of directors in setting our business strategy is a key part of its oversight of risk management, its assessment of management’s appetite for risk, and its determination of what constitutes an appropriate level of risk for us. Additionally, our senior management and outside advisors regularly provide updates to our board of directors regarding certain risks we face, including various operating risks. Our senior management attends meetings of our board of directors and its committees on a quarterly basis, and as is otherwise needed, and is available to address any questions or concerns our board of directors raises on risk management and any other matters.
Each of our board committees oversees certain aspects of risk management and reports its findings to our board of directors periodically, or as is otherwise needed. The audit committee is responsible for overseeing risk management of financial matters, financial reporting, the adequacy of our risk-related internal controls, internal audit and internal investigations, and enterprise risks, generally. The compensation committee oversees risks related to compensation policies and practices, and is responsible for establishing and maintaining compensation policies and programs designed to create incentives consistent with our business strategy that do not encourage excessive risk-taking.
In connection with its oversight of compensation-related risks, our compensation committee reviews management assessments of our compensation programs and practices for its employees, including its executive and non-executive
programs and practices. In its review, the compensation committee evaluates whether our policies and programs encourage unnecessary or excessive risk-taking and controls, and how such policies and programs are structured with respect to risks and rewards, as well as controls designed to mitigate any risks. The compensation committee also determines whether any risks that may result from our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us.
Our board of directors or a committee thereof may conduct or request additional review or reporting on enterprise risks, if needed.
Process for Recommending Candidates for Election to our Board of Directors
The nominating and governance committee acts on behalf of our board of directors to fulfill our board of directors’ responsibilities in overseeing all aspects of our nominating functions. The nominating and governance committee will consider director candidates who are suggested by members of the nominating and governance committee, other members of our board, members of management and certain stockholders. The nominating and governance committee may also retain third-party executive search firms to identify independent director candidates from time to time. The policy of our board of directors is to consider recommendations for candidates to our board of directors from stockholders holding at least one percent of our outstanding shares of common stock continuously for at least 12 months prior to the date of the submission of the recommendation. The nominating and governance committee will consider persons our stockholders timely and properly recommend in the same manner as a nominee the members of the nominating and governance committee, individual board members or management recommend.
A stockholder that desires to recommend a candidate for election to our board of directors should send the recommendation in writing to 4655 Great America Parkway, Suite 300, Santa Clara, CA 94054; Attn: Corporate Secretary. We must timely receive this written recommendation and it must include the candidate’s name, home and business contact information, detailed biographical data, relevant qualifications, information regarding any relationships between us and the candidate within the last three years and evidence of the required ownership of our common stock by the recommending stockholder. Such recommendation must also include a statement from the recommending stockholder in support of the candidate, particularly within the context of the criteria for membership on our board of directors, including issues of character, integrity, judgment, diversity of experience, independence, area of expertise, corporate experience, length of service, potential conflicts of interest, other commitments and personal references.
In accordance with the advance notice provisions in our bylaws, our Corporate Secretary must receive director nominations to be considered at any annual meeting of stockholders not less than 45 days, and not more than 75 days, prior to one-year
anniversary of the date on which we first mailed proxy materials, or a notice of availability of proxy materials (whichever is earlier), to stockholders in connection with the previous year’s annual meeting; provided, however, that in the event that no annual meeting was held in the previous year or if the date of the annual meeting is advanced by more than 30 days prior to or delayed by more than 60 days after the one-year
anniversary of the date of the previous year’s annual meeting, then, in order for notice by the stockholder to be timely, our Corporate Secretary must receive such notice not earlier than the close of business on the 120th day prior to such annual meeting and not later than the close of business on the later of (i) the 90th day prior to such annual meeting, or (ii) the tenth day following the day on which Public Announcement (as defined below) of the date of such annual meeting is first made. “Public Announcement” means disclosure in a press release reported by the Dow Jones News Service, Associated Press or a comparable national news service or in a document we publicly file with the SEC pursuant to Section 13, 14 or 15(d) of the Exchange Act.
Where the nominating and governance committee has either identified a prospective nominee or determined that an additional or replacement director is required, the nominating and governance committee may take such measures that it considers appropriate in connection with its evaluation of a director candidate, including candidate interviews, inquiry of the person or persons making the recommendation or nomination, engagement of an outside search firm to gather additional information, or reliance on the knowledge of the members of the committee, our board of directors or management. While we do not have a formal diversity policy for board membership, the nominating and governance committee seeks directors who represent a mix of backgrounds and experiences that will enhance the quality of our board of directors’ deliberations and decisions. In its evaluation of director candidates, including the members of our board of directors eligible for re-election,
the nominating and governance committee considers a number of factors, including the following:

•	the current size and composition of our board of directors and the needs of our board of directors and the respective committees of our board of directors;

•	issues of character, judgment, independence, diversity, age, expertise, diversity of experience, length of service, other commitments and potential conflicts of interest; and

•	other factors as our board of directors may consider appropriate.
The nominating and governance committee has also specified the following qualifications of any nominee for a position on our board of directors:

•	independence;

•	high integrity;

•	qualifications that will increase the overall effectiveness of our board of directors; and

•	other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to audit committee members.
After completing the evaluation and review, the nominating and governance committee makes a recommendation to our board of directors as to the persons who should be nominated to our board of directors, and our board of directors determines and approves the nominees after considering the recommendation of the nominating and governance committee.
Attendance at Annual Meetings of Stockholders by our Board of Directors
Although we do not have a formal policy regarding attendance by members of our board of directors at our annual meeting of stockholders, we encourage, but do not require, directors to attend. Dr. Jin represented our board of directors at our 2019 annual meeting stockholders.
Contacting our Board of Directors
In cases where stockholders wish to communicate with our board of directors or any individual member of our board of directors, messages can be sent to our General Counsel at Telenav, Inc., 4655 Great America Parkway, Suite 300, Santa Clara, CA 94054, Attn: General Counsel, or via email to CorporateSecretary@Telenav.com. Our General Counsel monitors these communications and will provide to our board of directors at each regularly scheduled meeting a summary of all messages we receive. Where the nature of a communication warrants, our General Counsel may determine, in his, her or their judgment, to obtain the more immediate attention of the appropriate committee of our board of directors, a non-management
director, independent advisor or management, as our General Counsel considers appropriate. Our General Counsel may decide in the exercise of his, her or their judgment whether a response to any stockholder communication is necessary.
Audit Committee
Our board of directors has established a standing audit committee. The audit committee generally oversees:

•	our accounting and financial reporting processes as well as the audit and integrity of our financial statements;

•	the qualifications and independence of our independent registered public accounting firm;

•	the performance of our independent registered public accounting firm;

•	the organization and performance of the company’s internal audit function;

•	our policies with respect to risk assessment and risk management pertaining to our financial, accounting and tax matters; and

•
our compliance with our systems of disclosure controls and procedures, internal controls over financial reporting and compliance of our employees, directors and consultants with ethical standards we adopted.

The audit committee also has certain responsibilities, including the following:

•	selecting and hiring the independent registered public accounting firm;

•	supervising and evaluating the independent registered public accounting firm;

•	evaluating the independence of the independent registered public accounting firm;

•	approving audit and non-audit services and fees;

•
reviewing financial statements and discussing with management, our internal auditor and the independent registered public accounting firm our annual and quarterly financial statements, the results of the independent audit and quarterly reviews, and reports and certifications regarding internal controls over financial reporting and disclosure controls; and

•	reviewing reports and communications from the independent registered public accounting firm.
The audit committee currently comprises Messrs. Miller (chair), Cummins and Ortiz. Mr. Chen served on the committee prior to February 2020. Mr. Cummins joined the committee in February 2020. Our board of directors has determined that Douglas Miller qualifies as “an audit committee financial expert” under the rules and regulations of the SEC and that each member of the audit committee is able to read and understand fundamental financial statements as required by the Nasdaq Listing Rules. Our board of directors has considered the independence and other characteristics of each member of our audit committee and believes that the composition of the audit committee meets, and Mr. Chen, during the term of his services, met, the requirements for independence under the applicable requirements of the Nasdaq Global Market and SEC rules and regulations. Our board of directors reached this determination of independence notwithstanding the fact that entities affiliated with Mr. Cummins prior to February 2020 and entities controlled by Mr. Chen each hold more than 10% of our outstanding common stock. We believe that the audit committee charter and the functioning of the audit committee comply with the applicable requirements of the Nasdaq Global Market and SEC rules and regulations. Our audit committee also serves as our qualified legal compliance committee.
The audit committee held eight meetings during fiscal 2020. The audit committee has adopted a written charter, which our board approved and which is available upon request in writing to 4655 Great America Parkway, Suite 300, Santa Clara, CA 95054; Attn: Corporate Secretary or on our website at http://investor.telenav.com/corporate-governance. The inclusion of our website address in this Amendment No. 1 does not include or incorporate by reference the information on our website into this Amendment No. 1.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics for all employees, officers and directors, as well as a Code of Ethics for Principal Executive and Senior Financial Officers and Section 16 Officers. You may access the full texts of these documents on the investor relations portion of our website,

http://investor.telenav.com/corporate-governance. We intend to disclose on this website any amendments to, or waivers from, a provision of these codes that applies to our executive officers and directors. The inclusion of our website address in this Amendment No. 1 does not include or incorporate by reference the information on our website into this Amendment No. 1.
EXECUTIVE OFFICERS OF THE REGISTRANT
Our board of directors appoints our executive officers, who serve at the board’s discretion. There are no family relationships among any of our directors or executive officers. In the following table, we set forth the names, ages and positions of our executive officers (as of October 1, 2020):

Name	Age	Position
HP Jin	56	Chair of our Board of Directors, President & Chief Executive Officer
Salman Dhanani	47	Chief Operating Officer
Adeel Manzoor	45	Chief Financial Officer & Treasurer
Hassan Wahla	48	Chief Customer Officer
Steve Debenham	58	Vice President, General Counsel & Secretary
Dr. HP Jin’s biography can be found above, with respect to his status as a member of our board of directors.
Salman Dhanani
is a cofounder of our company and has served as our chief operating officer since February 2020. Mr. Dhanani previously served as co-president
of our automotive business unit from January 2014 through February 2020, as our vice president, growth strategy and partnerships from July 2012 to January 2014, as our vice president, products from August 2010 to July 2012 and as our vice president, products and marketing from August 2009 to August 2010. Mr. Dhanani also previously served as our executive director of marketing from March 2009 to July 2009 and as our senior director of marketing from November 1999 to February 2009. From January 1999 to November 1999, Mr. Dhanani served as a consultant at the McKenna Group, a strategy consulting firm. From July 1996 to December 1998, Mr. Dhanani served as an application engineer at Schlumberger Ltd., a technology consulting services company. Mr. Dhanani holds a B.S. in Electrical Engineering from the University of Washington.
Adeel Manzoor
has served as our chief financial officer and treasurer since July 2019. From November 2016 to June 2019, Mr. Manzoor served as vice president and controller of the Storage, Big Data and Value Compute business unit at Hewlett Packard Enterprise (“HPE”). He also served as vice president and controller of the Converged Infrastructure business unit at HPE from August 2015 to November 2016. Previously, Mr. Manzoor served as director of strategy and planning at Hewlett Packard (“HP”) from June 2014 to August 2015 and director of investor relations at HP from September 2012 to June 2014. Prior to joining HP, Mr. Manzoor was an auditor at Ernst and Young LLP. Mr. Manzoor holds a degree in Business/Commerce from the University of the Punjab, an MBA from the Asian Institute of Technology and an MS, Accounting and Finance from New Mexico State University.
Hassan Wahla
has served as our chief customer officer since February 2020. Mr. Wahla previously served as co-president
of our automotive business unit from January 2014 to February 2020, as our vice president, business development and carrier sales from August 2009 to January 2014 and served as our executive director of business development from May 2005 to August 2009. From April 2003 to May 2005, Mr. Wahla served as a senior product manager at Nextel Communications, a wireless communications company that merged with Sprint Corporation.

From February 2002 to April 2003, Mr. Wahla served as vice president of business development of Wireless Multimedia Solutions, a privately held wireless software platform company. From September 1999 to February 2002, Mr. Wahla served as director of business development at MicroStrategy, Inc., a business intelligence software company. Prior to that time, Mr. Wahla served as a senior consultant at Maritime Power, a maritime equipment company. Mr. Wahla holds a B.S. in Industrial Engineering from the Virginia Tech University, an M.S. in Management from Stevens Institute of Technology and a Masters of International Affairs from Columbia University.
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

ITEM 11.	DIRECTOR AND EXECUTIVE COMPENSATION
Director Compensation
We have designed our nonemployee director compensation program to align with evolving governance and compensation practices, as well as to attract and retain qualified independent directors.
We believe our current nonemployee director compensation program provides our nonemployee directors with reasonable and appropriate compensation that is commensurate with the services they provide and competitive with compensation paid by our peers to their nonemployee directors. The compensation committee continues to periodically review the type and form of compensation paid to our nonemployee directors.
In fiscal 2020, our nonemployee directors were eligible to receive the following cash compensation:

Annual retainer	$40,000
Additional retainer, lead independent director	15,000
Additional retainer, audit committee chair	20,000
Additional retainer, audit committee member	10,000
Additional retainer, compensation committee chair	12,000
Additional retainer, compensation committee member	6,000
Additional retainer, nominating and governance committee chair	8,000
Additional retainer, nominating and governance committee member	4,000
We pay nonemployee directors quarterly, in arrears. We
pro-rate
cash retainers for nonemployee directors serving on our board of directors, as committee chairs and/or as committee members, as the case may be, for less than a full year.

Our 2019 Equity Incentive Plan (the “2019 Plan”), which is the plan under which we granted our nonemployee directors equity awards during fiscal 2020, provides for the automatic grant of equity awards to our nonemployee directors as follows:
Initial Award
. Each individual who first joins our board of directors as a nonemployee director whether through election by our stockholders or appointment by our board of directors to fill a vacancy, will receive restricted stock units (“RSUs”) covering that number of shares of our common stock determined as the quotient of (i) $100,000, divided by (ii) the average of the closing sale prices of a share of our common stock on each of the thirty (30) trailing trading days (the “Average Stock Price”), with any fractional share resulting from such quotient rounded down to the nearest whole share of our common stock. However, if the date the individual first joins our board of directors occurs after the date of an annual meeting of our stockholders, then the number of shares of our common stock subject to this initial award will be reduced as provided under the terms of the 2019 Plan. The shares subject to the initial award will vest in equal installments on each of the first three anniversaries of the award. date of grant of such Initial Award, or (B) all of the then-outstanding and unvested portion of the shares subject to the Initial Award as of the date immediately prior to the effectiveness of a Change in Control, provided in each case that the Participant remains a Service Provider through the applicable vesting date (each as defined in the 2019 Plan).
Annual Award
. On each date of an annual meeting of our stockholders each non-employee
director automatically will receive RSUs covering that number of shares of our common stock determined as the quotient of (i) $100,000, divided by (ii) the Average Stock Price, with any fractional share resulting from such quotient rounded down to the nearest whole share of our common stock. All of the shares subject to the initial award will vest on the earliest to occur of (a) the one (1) year anniversary of award, or (b) the date immediately preceding the date of the next annual meeting following the date of the award.
With respect to either an initial award or annual award, the unvested portion will fully vest upon the closing of a change in control of our company.
We do not have a formal policy of reimbursing directors, but we customarily reimburse them for travel, lodging and other reasonable expenses incurred in connection with their attendance at board of directors or committee meetings. We do not generally compensate employee directors for their service as directors. However, directors who are also our employees were eligible to receive options, RSUs and shares of common stock under our 2019 Plan, at the discretion of the compensation committee or our board of directors.
The following table sets forth information concerning compensation we paid or accrued for services members of our board of directors rendered to us in fiscal 2020. The table excludes Dr. Jin, who is a named executive officer and did not receive any compensation separately from us in his role as a director in fiscal 2020.
Fiscal 2020 Director Compensation

Name	Fees Earned	RSU Awards(1)(3)	All Other Compensation	Total
Samuel Chen	$50,000	$104,924	$—	$154,924
Wes Cummins	51,692	104,924	—	156,616
Karen Francis(2)	17,750	—	234,305	252,055
Douglas Miller	68,654	104,924	—	173,578
Randy Ortiz	60,615	104,924	—	165,539
Ken Xie	50,000	104,924	—	154,924

(1)
Amounts reflect the aggregate grant date fair value of the annual awards to non-employee
directors during the fiscal year which we computed in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 718. We

measured the fair value of each RSU award based on $4.86, which was the closing price of our common stock on the date of grant. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of these awards, refer to Note 9 to the consolidated financial statements contained in the Original Filing.
(2)
Ms. Francis’s service as a director ended on November 20, 2019. Accordingly, Ms. Francis did not receive an annual RSU award in fiscal 2020. However, pursuant to a consulting agreement we entered with Ms. Francis and effective as of November 20, 2019, Ms. Francis is being paid a quarterly consulting fee, and she received an RSU award during fiscal 2020. The amount we report for Ms. Francis in the “All Other Compensation” column includes $24,457 in consulting fees and $209,848 as the grant date fair value of the RSU award. Ms. Francis’ outstanding RSU award shall continue to vest in accordance with its terms until termination of the consulting agreement as of November 21, 2021. See “
Item 13 - Certain Relationships and Related Transactions and Director Independence.
”

(3)
At June 30, 2020, each nonemployee director serving in that capacity as of that date held the following unvested RSUs and stock options, including vested and unvested options, to purchase the following aggregate number of shares of our common stock:

Name	Aggregate Shares Subject to Unvested RSUs	Aggregate Shares Subject to Outstanding Options
Samuel Chen	21,326	37,466
Wes Cummins	21,326	15,000
Douglas Miller	21,326	23,300
Randy Ortiz	34,659	—
Ken Xie	21,326	15,000
EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
You should read the following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2020, consisting of those individuals who are set forth in the Fiscal 2020 Summary Compensation Table further below, together with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. The actual amount and form of compensation and the compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.
Overview
. The compensation committee of our board of directors is responsible for establishing, implementing and monitoring adherence with our compensation philosophy for our executives. Our board of directors has delegated to the compensation committee the authority and responsibility for establishing and overseeing executive officer salaries, administering the incentive compensation program for executive officers, establishing and overseeing other forms of compensation for our executive officers and for overseeing and administering our equity incentive plans for all employees. The compensation committee seeks to ensure that the total compensation we pay to our executive officers is fair and reasonable. Currently, we have five executive officers. You may find details of our fiscal 2020 compensation for our named executive officers, who are our chief executive officer (“CEO”), our chief financial officer (“CFO”), and three other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2020, in the section entitled “
Executive Compensation—Fiscal 2020 Summary Compensation Table
.” We provide compensation and benefits to our named executive officers similar in type to those we provide to our other executive officers and senior managers.
In February 2020, our Board of Directors approved new titles and expanded responsibilities for Messrs.

Dhanani and Wahla, naming Mr. Dhanani as our Chief Operating Officer and Mr. Wahla as our Chief Customer Officer. In July 2020, Mr. Manzoor joined us as our Chief Financial Officer, and Mr. Debenham joined in August 2020 as our General Counsel. We describe in this section our compensation program for our named executive officers with respect to our fiscal 2020, including adjustments to our compensation arrangements with Messrs. Dhanani and Wahla in conjunction with these expanded responsibilities.
We focus the discussion on our executive compensation policies and decisions and the most important factors relevant to an analysis of these policies and decisions. We address why we believe our compensation program is appropriate for us and our stockholders and explain how we determine executive compensation.
We held an advisory vote on executive compensation at our 2019 annual meeting of stockholders, where our stockholders approved the proposal with over 91.7% of stockholder votes cast in favor of our executive compensation program. In addition, at our 2018 annual meeting of stockholders, our stockholders approved holding future such advisory votes annually. Accordingly, we will seek another stockholder advisory vote on executive compensation at our next annual meeting of stockholders.
Although we do not directly attribute any of the compensation committee’s subsequent actions or decisions with respect to the compensation of our executive officers to the results of the vote, the compensation committee took the vote outcome into consideration in the course of its deliberations and expects to continue to do so with respect to future advisory votes concerning executive compensation.
Compensation Philosophy and Objectives
. Our executive compensation program seeks to attract talented, qualified executives to manage and lead our company and to motivate them to pursue and achieve our corporate objectives. We have created a compensation program that includes short-term and long-term components, cash and equity elements, and performance-contingent payments in proportions that we believe will provide appropriate incentives to reward and retain our executives.
Our philosophy towards executive compensation reflects the following principles:

•
Total compensation opportunities should be competitive
. We believe that our total compensation programs should be competitive so that we can attract, retain and motivate talented executive officers who will help us to perform better than our competitors.

•
Total compensation should be related to our performance
. We believe that a significant portion of our executive officers’ total compensation should be linked to achieving specified financial and business objectives that we believe will create stockholder value and provide incentives to our executive officers to work as a team.

•
Total compensation should be related to individual performance
. We believe that executive officers’ total compensation should reward individual performance achievements and encourage individual contributions to achieve exceptional performance.

•
Equity awards help executive officers think like stockholders
. We believe that each of our executive officer’s total compensation should have a significant equity component because stock-based equity awards help reinforce the executive officer’s long-term interest in our overall performance and, thereby, more closely align the interests of the executive officer with the interests of our stockholders.

Based on this philosophy, we seek to reward our executive officers as and when we achieve our goals and objectives by giving significant weight to performance-based compensation. While ensuring that our executive officers implement appropriate risk management measures, a significant portion of the compensation for our executive officers is at risk based on the achievement of established goals, which we believe more closely aligns their interests with the interests of our stockholders.
Role of the Compensation Committee and Executive Officers in Setting Executive Compensation
. The compensation committee has overall responsibility for determining the compensation of our executive officers, including our chief executive officer. Our board of directors appoints members of the compensation committee. During fiscal 2020, the members of our compensation committee were Ms. Francis and Messrs. Chen, Ortiz, and Xie. Mr. Chen joined the committee in February 2020 (replacing Ms. Francis whose service on the committee ended in November 2019). Mr. Ortiz currently is the chair of the compensation committee. Our board of directors determined that each director serving as a member of our compensation committee during fiscal 2020 is an outside director for purposes of Section 162(m), a nonemployee director for purposes of
Rule 16b-3
under the Exchange Act and an independent director as that term is defined under the Nasdaq Global Market rules.
The compensation committee operates under a written charter our board of directors adopted, which establishes the duties and authority of the compensation committee. Copies of our compensation committee charter are available on our website at http://investor.telenav.com/corporate-governance. Our compensation committee charter was amended most recently in August 2020.
The fundamental responsibilities of our compensation committee are:

•
to provide oversight of our overall compensation philosophy, policies, plans and benefit programs, including reviewing and making recommendations to our board of directors regarding certain compensation plans, as well as general compensation goals and guidelines for our executive officers and our board of directors as appropriate;

•
to review and determine all compensation arrangements for our executive officers (including our chief executive officer) and to allocate such compensation among the various components of executive pay;

•	to review and approve all equity compensation awards for all employees; and

•	to oversee and direct our incentive and equity compensation plans, including our 2019 Equity Incentive Plan and 2019 Employee Stock Purchase Plan.
The compensation committee has the authority to engage the services of outside consultants, and it retained Compensia, an independent compensation consulting firm with substantial experience in the technology sector, as its compensation consultant to advise the compensation committee in matters related to executive and director compensation for fiscal 2020. The compensation committee provided Compensia with instructions regarding the goals of our executive compensation program and the parameters of the competitive review of executive officer compensation packages that it was to conduct. In particular, the compensation committee instructed Compensia to analyze whether the compensation packages of our executive officers were consistent with our compensation philosophy and competitive relative to market comparables. The compensation committee further instructed Compensia to evaluate the following components to assist it in establishing fiscal 2020 compensation: base salary;

target and actual annual incentive compensation; target and actual total cash compensation (base salary and annual incentive compensation); long-term incentive compensation (equity awards); target and actual total direct compensation (base salary, annual incentive compensation and long-term incentive compensation); and beneficial ownership of our common stock. Based on the consideration of the various factors as set forth in the rules of the SEC and Nasdaq Global Market, the compensation committee does not believe that its relationship with Compensia and the work of Compensia on behalf of the compensation committee has raised any conflict of interest.
In determining each executive officer’s compensation, our compensation committee reviews our corporate financial performance and financial condition. Our compensation committee evaluates individual performance in the case of our chief executive officer, and by our chief executive officer in the case of other executives’ compensation. Our chief executive officer meets with the compensation committee to discuss executive compensation matters and to make recommendations to the compensation committee with respect to other executives. The compensation committee may modify individual compensation components for executives other than our chief executive officer after reviewing his recommendations. The compensation committee is not bound to and does not always accept our chief executive officer’s recommendations. The compensation committee also reviews the chief executive officer’s performance in conjunction with the full board of directors (excluding our chief executive officer). The compensation committee makes all final compensation decisions for executive officers and approves any equity incentive awards for all of our executive officers. In addition, it is the compensation committee’s practice to consult with the independent members of our board of directors prior to making material changes to our compensation policies.
The committee designs its compensation discussions and decisions to promote our fundamental business objectives and strategy. The committee annual performs an evaluation of management performance and compensation rewards and incentives, or more often as needed or as the compensation committee deems appropriate. The compensation committee generally has the discretion to (i) increase, reduce or eliminate an executive officer’s bonus award and/or (ii) increase an executive officer’s base salary in connection with a promotion or increased responsibilities during the year in the event that it determines that circumstances warrant. With regard to our annual cash bonus plan, the compensation committee may, in its sole discretion, determine the amount of any reduction on the basis of such factors as it deems relevant. In addition, pursuant to the compensation committee charter, the compensation committee is authorized to take steps to modify any executive compensation program that yields payments and benefits that are not reasonably related to executive and corporate performance. There are no limits on the amounts of such modification.
Third-Party Analysis of Compensation
. Our compensation committee engaged Compensia to evaluate our current levels and types of compensation for executive officers and to recommend appropriate changes. Among other activities, Compensia:

•	assisted us in identifying a group of peer companies for purposes of comparing the levels of compensation for our CEO and other executive officers;

•	gathered and analyzed compensation data from those peer companies as well as from other available compensation surveys from similarly sized companies in relevant industries; and

•	assisted us in structuring awards as part of the equity incentive element of our compensation program, including assisting us in establishing appropriate amounts for equity incentive awards.

Compensia’s review at the end of fiscal 2019 for purposes of determining fiscal 2020 executive compensation concluded, and our compensation committee concurred, that:

•
our base salary levels placed our CEO at approximately the 15 th
percentile, and the average of our other executive officers at approximately the 45 th
percentile of our peer and market survey companies;

•
our target total cash compensation placed our CEO at approximately the 15 th
percentile, and the average of our other executive officers at approximately the 45 th
percentile of our peer and market survey companies;

•	our equity mix was weighted towards RSUs (including performance-based awards) compared to peer company practice, which typically included a greater mix of time-based options and RSUs;

•
our target total direct equity compensation placed our CEO at approximately the 10 th
percentile; with respect to Messrs. Dhanani and Wahla, and the average of our other executives at approximately the 60 th
percentile (with variation by individual executive officer), of our peer and market survey companies; and

•	our overall compensation levels consider not only the peer and market survey company compensation levels but also reflect the unique job scope performed by many of the executives.
Compensia’s conclusions were based on custom survey data it had collected and presented to our compensation committee for purposes of this assessment.
In identifying and recommending our peer group companies for our fiscal 2020 compensation cycle, Compensia has generally targeted U.S. publicly traded companies providing telecommunication or other software-related services and companies from other industry groups providing hardware and communication equipment and services. Of these companies, Compensia principally considered companies with a market capitalization and revenue over the prior 12 months in a range which approximated Telenav’s performance. To determine the peer group companies for our fiscal 2019 and fiscal 2020, Compensia used our previous peer group companies approved for the prior fiscal year and recommended to the compensation committee revisions to better match our size, organization complexity and growth. In reviewing the peer group companies Compensia proposed for our fiscal 2020, the compensation committee considered company type, business focus, revenue and growth, market capitalization and location amongst the primary factors.
For purposes of our fiscal 2020 compensation decisions, Compensia reviewed and recommended, and our compensation committee approved, the following peer group companies:

• A10 Networks	• Inseego

• Aerohive Networks	• KVH Industries

• Agilysys	• Leaf Group

• Amber Road	• Limelight Networks

• American Software	• Mitek Systems

• Brightcove	• MobileIron

• Carbonite	• Model N

• ChannelAdvisor	• QAD

• Digi International	• RealNetworks

• Digital Turbine	• Rimini Street

Peer group companies which had been included for our fiscal 2019 compensation assessment, but which Compensia recommended, and the compensation committee agreed, removed for our fiscal 2020 compensation assessment, as they had been acquired or no longer met the relevant criteria, included Apptio, Glu Mobile, LivePerson, QuinStreet and Tintri. Compensia recommended, and the compensation committee agreed, to add to our peer group companies for our fiscal 2020 compensation assessment Amber Road, Inseego, Mitek Systems, Model N, and Rimini Street.
The compensation committee intends to continue to evaluate the compensation levels of similarly situated executives at our peer group companies to determine whether our executive compensation program is market competitive. In addition, the compensation committee also will continue to review, with assistance from Compensia, the list of peer group companies to ensure they each are appropriate for executive compensation comparisons.
Components of Executive Compensation
. Our executive compensation program consists of the following principal components: base salary; an annual cash bonus plan; and long-term equity-based incentive awards. We believe that each of these individual components is useful in achieving one or more of the objectives of our program. Together, we believe these components have been effective in achieving our overall compensation objectives, which include:

•	base salary: to retain employees, reflect differences in job scope and compensate for significant differences in responsibilities;

•
cash bonuses: to encourage executives to deliver on short-term corporate financial and operating goals and individual objectives, and to ensure that a meaningful portion of compensation is based upon short-term performance in accordance with our performance-based pay philosophy; and

•	equity awards: to encourage executives’ longer-term thinking, reward for innovation, promote alignment with stockholder interests and attract and retain key talent.
Each executive officer’s total compensation may vary from year to year based on our financial results and individual performance.
Weighting of Compensation Components
. We do not use predefined ratios in determining the allocation of compensation between base salary, bonus and equity components. Rather, we set each executive’s total compensation based on market conditions, geographic considerations, competitive market data and other factors that our compensation committee, in its sole discretion, determines are appropriate. Our executive compensation policies apply equally to all of our executive officers, including our named executive officers. Differences in compensation levels among our executives generally reflect differing skills, experience, responsibilities, peer company and market considerations and relative contributions.
The specifics of each compensation element are as follows:
Base Salary
. We pay an annual base salary to each of our executives in order to provide them with a fixed rate of cash compensation during the year.

The compensation committee approved the following base salaries of our named executive officers for fiscal 2020, with salary adjustments (if any) initially effective September 1, 2019:

Named Executive Officer	Fiscal 2020 Base Salary
HP Jin (1)	$399,000
Salman Dhanani (2)	365,000
Adeel Manzoor (3)	340,000
Hassan Wahla (4)	315,000
Steve Debenham (3)	315,000

(1)	Dr. Jin’s base salary of $399,000 was an increase from $380,000 for fiscal 2019
(2)
The compensation committee originally set Mr. Dhanani’s base salary for fiscal 2020 at $330,000, which was an increase from $300,000 for fiscal 2019. The committee adjusted Mr. Dhanani’s base salary to $365,000 in February 2020 to reflect his expanded responsibilities in conjunction with his appointment by our board of directors as chief operating officer of the company.

(3)
Mr. Manzoor joined the company, effective July 1, 2019, and Mr. Debenham, effective August 15, 2019. The compensation committee set their respective base salaries in conjunction with their commencement of employment with the company.

(4)	Mr. Wahla’s base salary of $315,000 was an increase from $280,000 for fiscal 2019.
Bonus Plan.
We strive to tie a substantial part of each executive officer’s compensation to our performance. To this end, we established a formal bonus plan (the “Bonus Plan”) that provides for performance-based cash bonus targets for our employees, including each of our executive officers.
Our compensation committee approves the target bonus award for our executive officers with input from our chief executive officer (except with respect to his own target bonus award, which our compensation committee determines, in its sole discretion). Our compensation committee based the target bonus awards on a review of relevant peer group and market survey data and internal equity considerations for each executive officer and designed our Bonus Plan to place a portion of total compensation at risk for each executive officer, consistent with our goal of improving strategic execution. Our compensation committee set the amount of each individual named executive officer’s target bonus as a percentage of his/her annual salary and that percentage is set forth in the following table:

Named Executive Officer	Fiscal 2020 Target Bonus (% of Base Salary) (1)	Fiscal 2020 Target Bonus Amount (1)
HP Jin (2)	100%	$395,833
Salman Dhanani (3)	80	226,333
Adeel Manzoor (4)	60	204,000
Hassan Wahla (2)	60	185,500
Steve Debenham (4)	55	152,292

(1)	We calculate the fiscal 2020 target bonus amount by multiplying the target bonus percentage times the blended salary amount to be received for the twelve months of fiscal 2020.
(2)	The fiscal 2020 target bonus percentage for Dr. Jin and Mr. Wahla are unchanged from fiscal 2019.
(3)
The compensation committee originally set Mr. Dhanani’s Target Bonus (%) for fiscal 2020 at 60%, which was unchanged from fiscal 2019, and his base salary at $330,000, an increase from $300,000 from fiscal 2019. In February 2020, the compensation committee adjusted Mr. Dhanani’s Target Bonus (%) to 80% and base salary to $365,000 to reflect his expanded responsibilities in conjunction with his appointment by our board of directors as chief operating officer of the company.

(4)
Mr. Manzoor joined the company, effective July 1, 2019, and Mr. Debenham, effective August 15, 2019. The compensation committee set their respective target bonus percentages in conjunction with their commencement of employment with the company.

Our compensation committee has authority to approve bonus awards under the Bonus Plan for executive officers. In addition, the compensation committee has discretion to reduce or eliminate the bonus awards under the Bonus Plan regardless of performance. The compensation committee may also approve payments of bonuses outside the Bonus Plan which may be performance-based or on a discretionary or other basis. In February 2020, in connection with the appointment of Mr. Dhanani as our chief operating officer and Mr. Wahla as our chief customer officer, the compensation committee approved cash merit bonus payments to Messrs. Dhanani and Wahla in the amounts of $250,000 and $150,000, respectively. Messrs. Dhanani and Wahla must repay the full “gross” amount of these respective payments in the event the executive’s employment with us terminates at any time before March 1, 2022, other than by the Company for Cause or by the executive for Good Reason (as each such term is defined in that Change in Control and Severance Agreement entered by the Company and the applicable executive dated effective as of February 1, 2020). Our compensation committee believed that these bonuses were appropriate based on the executives’ past contributions as well as for retention purposes.
Performance targets under the Bonus Plan are subject to thresholds and maximums, and bonuses earned may be subject to predetermined accelerators and decelerators (but in any case the total bonus earned may be no greater than 150% of the target amount). Our chief executive officer also has the discretion to recommend to the compensation committee an increase or decrease, of up to 15%, in the bonus earned by an executive officer (other than himself), which is subject to approval by the compensation committee. The actual bonuses earned under the Bonus Plan, if any, are based on our achievement of certain target Key Performance Indicator (“KPI”) levels. With respect to the individual KPIs, in order to fund under the Bonus Plan a bonus payout to our named executive officers for our fiscal 2020, we would need to demonstrate minimum achievement of 90 percent of the KPI with respect to Revenue and Adjusted EBITDA, and 50 percent of the KPI with respect to Billings from Growth Opportunities. Minimum achievement with respect to the foregoing KPIs would result in 50 percent funding of the target bonus payout under the respective KPI. Maximum achievement under the respective KPIs would be capped at 150 percent. Maximum achievement with respect to the foregoing KPIs would result in 150 percent funding of the target bonus payout under the respective KPI.
We derived the fiscal 2020 KPIs from our operating plan covering fiscal 2020 and the compensation committee approved the fiscal 2020 KPIs based on recommendations from management’s evaluation of, among other things, growth opportunities, customer feedback and demand projections, historical revenue and trends, industry trends and the economic environment. The KPIs provided for opportunities to overperform our underlying fiscal 2020 operating plan, which the compensation committee and management viewed as challenging but not unattainable. Our fiscal 2020 operating plan is an internal, nonpublic financial plan our board of directors approved in fiscal 2020, and our board of directors reviews with management at regular meetings our actual performance and performance relative to the operating plan.
In September 2019, the compensation committee reviewed and approved the following elements as the basis for the fiscal 2020 Corporate KPI measures for purposes of the Bonus Plan:

•	“Revenue,” which we recognized during fiscal 2020, and which we reported in the Original Filing;

•
“Adjusted EBITDA,” which we define as EBITDA for fiscal 2020, but adjusted to exclude the impact of stock-based compensation expense, depreciation and amortization, other income (expense), net, provision (benefit) for income taxes, and other applicable items such as goodwill impairment, legal settlements and contingencies, and other applicable items, and is calculated consistently with the Adjusted EBITDA metric presented in the Original Filing; and

•
“Billings from Growth Opportunities,” which we define as revenue we recognized plus the change in deferred revenue from the beginning to the end of the applicable period, which we associate from new business opportunities we developed during fiscal 2020, and which we calculate consistently with the billings metrics presented in the Original Filing.

Our compensation committee approved these performance measures because it believed that they were appropriate drivers for our business, as they provided a balance between generating revenue, managing our expenses, and growing our business, each of which are designed to enhance stockholder value.
In September 2019, our compensation committee reviewed and approved the following corporate weightings and target KPI levels for purposes of measuring the fiscal 2020 bonus payout for our named executive officers:

Fiscal 2020 KPIs — Corporate	Weighting	Target KPI Level (in millions)
Revenue	20%	$233.2
Adjusted EBITDA	50	8.4
Billings from Growth Opportunities	30	115.0
In September 2020, our compensation committee determined the amounts to be paid under the Bonus Plan based on our actual performance in fiscal 2020 with respect to each target KPI, and the associated weighted performance score. We set forth in the following tables the foregoing achievement targets and weighted performance scores under the Bonus Plan for our fiscal 2020, as approved by our compensation committee:

Fiscal 2020 KPIs — Corporate	Target KPI Level	Achievement to Plan	Weighted Performance Score
(dollars in millions)
Revenue	$233.2	103.1%	20.6%
Adjusted EBITDA	8.4	281.3	75.0
Billings from Growth Opportunities	115.0	33.5	0

Total Bonus Payout			95.6%

The weighted performance scores resulted in payouts against the respective target amounts of 95.6% to Dr. Jin and each of the other named executive officers. The final step was to calculate the actual cash bonus payments to be made to the named executive officers for fiscal 2020 by multiplying the total weighted performance score by each named executive officer’s fiscal 2020 target annual cash bonus opportunity as shown in the following table:

Named Executive Officer	Fiscal 2020 Target Annual Cash Bonus	Total Weighted Performance Score	Fiscal 2020 Actual Annual Bonus Payment
HP Jin	$395,833	95.6%	$378,417
Salman Dhanani	226,333	95.6	216,375
Adeel Manzoor	204,000	95.6	195,024
Hassan Wahla	185,500	95.6	177,338
Steve Debenham	152,292	95.6	145,591

We also adjusted the actual bonus payment to Mr. Debenham to reflect his period of employment during our fiscal 2020.
Long-Term Incentives
. We grant equity-based incentives to employees, including our executive officers, in order to align more closely employee interests with stockholder interests. Our fiscal 2020 long-term equity compensation program consists of stock options and/or RSUs which we issued under our 2009 Equity Incentive Plan (the “2009 Plan”, prior to its expiration in October 2019) and our 2019 Plan (following its approval by our stockholders, in November 2019). Our compensation committee grants equity incentives to our executive officers to enable them to participate in any long-term appreciation in our stockholder value. Additionally, these equity incentives provide us with a means of retaining our executive officers since the options typically vest over a period of four years and the RSUs typically vest over a period of three or four years, subject to continued service with us. Awards to our executives during our fiscal 2020 included performance-based RSU awards, where vesting would be triggered by achievement of individual stock price performance milestones representing appreciation in the value of our common stock. Our compensation committee believes that inclusion of such performance-based awards more closely aligned long-term equity incentive compensation with the interests of our stockholders in long-term appreciation in the value of their investment in our company.
Generally, we have granted initial equity awards following an executive officer’s start date. We principally base the initial equity award to each executive officer on the prevailing range of our other executives with consideration given to the nature of the job and the individual’s experience, as well as the current market conditions relating to equity ownership of officers in similar positions at our peer group companies. We believe our executive officers’ equity positions as a percentage of total common shares outstanding are at or above median compared to both public and private companies of our size. Furthermore, Dr. Jin and Mr. Dhanani, our co-founders,
hold significant equity positions as a percentage of total common stock outstanding.
Each year our compensation committee reviews various factors, including the value of unvested awards, and determines the value, terms and type of awards to be granted to our executive officers. In fiscal 2020, the compensation committee determined that the best manner in which to achieve its objectives was to provide RSUs (or a mix of both RSUs and stock options for Mr. Dhanani) to executive officers for fiscal 2020. For our executive officers other than our CEO, our compensation committee will continue to evaluate the effectiveness of both RSUs (time-based as well as performance-based) and stock options as long-term incentives when granting equity awards to executives in the future.
Our compensation committee does not have any specific policy regarding the timing of equity awards; however, our compensation committee has generally granted equity awards to our executive officers on an annual basis following the determination of the prior fiscal year’s financial results, and from time to time thereafter as our compensation committee determines. Our chief executive officer and our head of human resources propose an aggregate pool of shares to be allocated among participating officers and employees worldwide and to be approved, with respect to each individual equity award grant, by the compensation committee. In recommending the size of the proposed aggregate equity award pool to our compensation committee, our chief executive officer takes into consideration the impact of the size of the pool on share dilution, employee motivation, employee retention, expected hiring and accounting charges. The proposals generally include a division of the award pool based on a grant matrix determined by employee level. The compensation committee reviews and discusses the award pool and approves the final grants, if any, for each individual executive officer. If a proposed grant to an individual differs materially from that proposed in the grant matrix, our chief executive officer and/or head of human resources provides the compensation committee with an explanation or justification for the original proposal, but the final decision is made by the compensation committee. The compensation committee, without Dr. Jin participating, also determines the size of the equity awards, if any, to grant to Dr. Jin, our chief executive officer.

As part of the regular equity compensation review cycle for fiscal 2020, our compensation committee approved in September 2019 grants of RSUs, including performance-based RSUs, to Dr. Jin and Messrs. Dhanani and Wahla, as well as an option grant to Mr. Dhanani. The committee also approved RSU grants to Messrs. Manzoor and Debenham in conjunction with their respective commencement of employment in fiscal 2020.
It has been our practice to grant additional equity awards to employees, including our executive officers, when the compensation committee believes additional unvested equity incentives are appropriate as a retention incentive. In making its determination concerning additional equity awards to our executive officers, the compensation committee has also considered, among other factors, individual performance, the size and terms of the individual’s outstanding equity grants and third-party compensation analysis from Compensia.
In February 2020, the compensation committee approved the grant to Mr. Dhanani of RSUs covering 200,000 shares of our common stock and performance-based RSUs covering an additional 400,000 shares of our common stock. The compensation committee also approved the grant to Mr. Wahla of performance-based RSUs covering 100,000 shares of our common stock. The committee approved these additional grants to Messrs. Dhanani and Wahla to reflect their expanded responsibilities in conjunction with their appointments by our board of directors as our chief operating officer and chief customer officer, respectively.
The performance-based RSU awards to Dr. Jin and Messrs. Dhanani and Wahla which the compensation committee granted in September 2019, and the additional performance-based RSU awards to Messrs. Dhanani and Wahla which the committee granted in February 2020 (each, a “PSU Award”) are subject to four performance milestones, each requiring achievement of a specified trailing average closing share price on the Nasdaq Global Market for a 30 trading day period (“Stock Price”) on or before the three-year anniversary of the PSU Award’s grant date (such period, the “Performance Period”). As of the date our board of directors approve entering a transaction which, if consummated, would constitute a change in control involving our company, then with respect to that portion of the PSU Award not already eligible to vest, each of the four performance milestones is increased and the Performance Period is extended by one year.
Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then with respect to the PSU Awards approved to Dr. Jin and Messrs. Dhanani and Wahla in September 2019,
one-half
of the shares that become eligible to vest under the PSU Award upon achievement of that stock price performance milestone shall vest on the date that the compensation committee certifies achievement of the milestone and the remaining one-half
of the shares will vest one year later. With respect to the PSU Awards approved to Messrs. Dhanani and Wahla in February 2020, shares eligible to vest upon achieving an individual stock price performance milestone will then vest in four equal, successive, quarterly installments as of the ensuing March 10, June 10, September 10 and December 10, subject to the executive officer’s continued service with us through the respective vesting dates. To the extent that the stock price milestone is not met by March 1, 2024, or extended to March 1, 2025, in the event of an intervening change in control event involving us, the unvested portion of the PSU Award will be forfeited automatically.
The maximum number of shares subject to the PSU Award that may vest is one hundred percent (100%) of the PSU Award’s target shares.

In determining equity incentive awards for our named executive officers in fiscal 2020, including the additional awards to Messrs. Dhanani and Wahla discussed above, the compensation committee reviewed Compensia’s analysis of equity compensation practices within the initial comparable companies (as described above under the caption “
Executive Compensation—Compensation Discussion and Analysis—Third-Party Analysis of Compensation
”), the current unvested equity position of each of our named executive officers, and the current value of outstanding equity awards held by our named executive officers. The compensation committee also consulted with our chief executive officer to obtain his input and suggestions concerning proposed compensation adjustments for such named executive officers (other than himself). The compensation committee also discussed with our chief executive officer proposals relating to his equity compensation, but our chief executive officer did not participate in any deliberations or decisions concerning his equity compensation.
The following table sets forth the equity awards granted to our named executive officers in fiscal 2020:

Named Executive Officer	Option Awards(1)	RSU Awards(2)	Performance- based RSU Awards(3)
HP Jin	—	—	380,000
Salman Dhanani(4)	55,000	230,000	480,000
Adeel Manzoor (5)	—	120,846	—
Hassan Wahla(4)	—	50,000	200,000
Steve Debenham (5)	—	122,500	—

(1)
1/48th of the shares underlying each grant of options vest in equal monthly installments, with the first such vesting occurring on November 10, 2019 and the last such vesting occurring on October 10, 2023, subject to the recipient’s continuous status as a service provider to us.

(2)
1/4th of the shares underlying each grant of RSUs vest in equal annual installments, with the first such vesting occurring on October 10, 2020 and the last such vesting occurring on October 10, 2023, subject to the recipient’s continuous status as a service provider to us.

(3)
The shares of stock subject to the performance-based RSUs (each, a “PSU Award”) are subject to four performance milestones, each requiring achievement of a specified trailing average closing share price on the Nasdaq Global Market for a 30 trading day period on or before the three-year anniversary of the PSU Award’s grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then with respect to the PSU Awards approved to Dr. Jin and Messrs. Dhanani and Wahla in September 2019,
one-half
of the shares that became eligible to vest under the PSU Award upon achievement of that stock price performance milestone shall vest on the date that the compensation committee certifies achievement of the milestone and the remaining one-half
of the shares will vest one year later. With respect to the PSU Awards approved to Messrs. Dhanani and Wahla in February 2020, shares eligible to vest upon achieving an individual stock price performance milestone will vest in four equal, successive, quarterly installments as of the ensuing March 10, June 10, September 10 and December 10 , subject to the executive officer’s continued service with us through the respective vesting dates.

(4)	We also include in this table the PSU Awards which the compensation committee granted to Messrs. Dhanani and Wahla in February 2020, which we discuss above.
(5)
Mr. Manzoor joined the company, effective July 1, 2019, and Mr. Debenham, effective August 15, 2019. We include in this table the RSU Awards which the compensation committee granted to Messrs. Manzoor and Debenham in conjunction with their commencement of employment with the company.

Claw back
. We maintain a claw back policy, pursuant to which our board of directors has the discretion under specified circumstances to require an executive officer who is involved in wrongful conduct that causes or partially causes a restatement of our financial statements to repay to our company up to the full amount of any incentive compensation (including cash incentive amounts and equity awards) erroneously paid or granted to the executive officer based on the financial statements that were subsequently restated.

Benefits
. Our U.S.-based executive officers participate in our standard benefit plans, which we offer to all full time U.S.-based employees and include our 401(k) plan. We maintain a 401(k) retirement plan which we intend to be a tax qualified defined contribution plan under Section 401(k) of the Internal Revenue Code. In general, all of our U.S.-based employees are eligible to participate in the 401(k) plan as of the first day of the first full calendar month following the start of their employment. The 401(k) plan provides a salary deferral program pursuant to which participants may elect to reduce their current compensation by up to the statutorily prescribed limit, equal to $19,000 in 2019 and $19,500 in 2020, and contribute the withheld amount to the 401(k) plan. Participants over age 50 may elect to make additional elective deferral contributions, or catch-up
contributions, in the statutorily prescribed limit equal to $6,000 in 2019 and $6,500 in 2020. We may, in our sole discretion, make discretionary profit sharing and/or matching contributions to the 401(k) plan on behalf of our employees who are eligible to participate in the 401(k) plan. To date, we have not made any profit sharing contributions, but we generally provide matching employee contributions to the 401(k) plan with up to 4% of an employee’s salary (and capped at $8,000 for each employee), subject to certain vesting conditions.
Our named executive officers have the opportunity to participate in our health and welfare benefit programs which include a medical program, a dental program, a vision program, life insurance, disability insurance, and flexible spending accounts for our U.S.-based employees. These benefits are the same as those generally offered to all other full time U.S.-based employees. Through our benefit programs, each of our U.S.-based named executive officers received group term life insurance equivalent to 100% of his, her or their annual base salary.
Pledging or Hedging of Company Stock.
Unless our board of directors may determine otherwise, members of our board of directors, our executive officers and certain other employees may not pledge our stock as collateral for loans or hold our securities in margin accounts. In addition, we prohibit members of our board of directors, our executive officers, and our employees and consultants from engaging in transactions in publicly traded options and other derivative securities with respect to our securities, including any hedging or similar transaction designed to decrease the risks associated with holding our securities.
Stock Ownership Guidelines for Executive Officers
. Our board of directors has adopted stock ownership guidelines requiring that our nonemployee directors and executive officers be meaningfully invested in our stock and, therefore, be personally invested in our performance to ensure strong alignment with stockholder interests. Our compensation committee amended these guidelines in August 2020. Pursuant to these guidelines, we require our chief executive officer to own our equity securities equal in value to at least six times the amount of his annual base salary and each of the other named executive officers to own our equity securities equal in value to at least 1.5 times the amount of his, her or their annual base salary at the time the individual was appointed an executive officer. Each new executive officer will have the longer of five years from his, her or their first designation as one of our executive officers or from the date we originally adopted such guidelines to comply with these guidelines. Under these guidelines we credit shares each executive officer or such executive officer’s immediate family members, holds outright or shares held in trust for the benefit of each executive officer or such executive officer’s immediate family, and other shares in which each executive officer holds a beneficial interest. Any shares subject to unexercised stock options, whether vested, and unvested RSUs are not counted when determining ownership under the guidelines. For these purposes, we value shares based upon the fair market value of the shares owned on the filing date of the proxy statement of our then-current fiscal year, or if higher, the value on the date of acquisition. If we determine that a non-employee director or executive, as the case may be, is not in compliance with these requirements, we require that the non-employee
director or executive then retain 25% of the net shares such non-employee
director or executive thereafter acquires pursuant to subsequent vesting under any RSUs, until such time as the non-employee
director or executive demonstrates compliance with these guidelines.

Each of our named executive officers is in compliance with our stock ownership guidelines or still has time to meet the holdings requirements under the guidelines. On September 30, 2020, the value of our continuing named executive officers’ holdings and their guidelines are shown in the following table:

Named Executive Officer	Stock Holdings(1)	Value of Stock Holdings(2)	Stock Ownership Guidelines
HP Jin	2,357,927	$8,488,537	$2,394,000
Salman Dhanani	257,216	925,978	547,500
Adeel Manzoor (3)	19,821	71,356	510,000
Hassan Wahla	71,813	258,526	397,500
Steve Debenham (3)	—	—	472,500

(1)	Represents the number of shares of our common stock directly or beneficially held as of September 30, 2020.
(2)	On September 30, 2020, the closing price of a share of our common stock on The Nasdaq Stock Market was $3.60 per share.
(3)
Mr. Manzoor joined the company, effective July 1, 2019, and Mr. Debenham, effective August 15, 2019. Each executive has five years from their respective employment commencement date to demonstrate compliance with our stock ownership guidelines.

Accounting and Tax Considerations
. Prior to 2018, Section 162(m) generally limited to $1,000,000 per person the amount of compensation we paid to our chief executive officer and to each of our three other most highly compensated officers, other than the chief financial officer, that we may deduct for federal income tax purposes in any fiscal year, unless we met certain exemption requirements. Under the pre-2018
rules under Section 162(m), certain performance-based compensation was not subject to the $1,000,000 deduction limit if our stockholders approved and if we otherwise met various other requirements under Section 162(m). However, our ability to rely on the performance-based compensation exception under Section 162(m) was eliminated in 2017 and the $1,000,000 limitation on deductibility generally was expanded to include any individuals serving as our chief executive officer or chief financial officer during the tax year, the next three most highly compensated executive officers during the tax year and any other individual who was considered a covered employee for any prior tax year beginning after 2016. Thus, we generally would not be able to take a deduction for federal income tax purposes in excess of $1,000,000 except if the compensation qualifies for the transition relief applicable to certain arrangements that were in place on November 2, 2017. We cannot guarantee that any compensation paid to our named executive officers qualify for any such transition relief or that any compensation to our named executive officers will be deductible. While our compensation committee has not adopted a formal policy regarding tax deductibility of compensation paid to our named executive officers, our compensation committee intends to consider tax deductibility as a factor in compensation decisions.
Change in Control Employment Agreements
. From time to time, our board of directors may consider the possibility of an acquisition of us by other companies or other change in control transactions. We recognize that such consideration can be a distraction to our executive officers and could cause them to consider alternative employment opportunities. Our compensation committee believes that providing severance and change in control benefits to our executive officers is imperative to ensure their continued dedication and objectivity, notwithstanding the possibility of a change in control, to provide them with an incentive to continue employment and motivate them to maximize stockholder value in the event of a change in control, and to provide them with enhanced financial security. Under the agreements we approved, each of our executive officers will be entitled to receive certain severance benefits upon certain qualifying employment termination events, including enhanced severance benefits if the employment termination occurs in connection with a change in control. Our compensation committee periodically reviews these agreements to determine whether they provide sufficient retention incentives to our executives in the event of a change of control. Our compensation committee last reviewed these agreements in February 2020 and approved modifications which Compensia recommended to bring benefits closer to similar arrangements provided by peer group companies and to conform the various agreements to a more standard set of terms amongst the executives.
Compensation Committee Interlocks and Insider Participation
Our compensation committee currently comprises Messrs. Ortiz (chair), Chen and Xie. Ms. Francis served on the committee prior to November 20, 2019. Mr. Chen joined the committee in February 2020. None of the members of the compensation committee has at any time in the last three fiscal years been one of our officers or employees. None of our executive officers serves, or in the past year has served, as a member of our board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee.
Compensation Committee Report
The compensation committee oversees our compensation policies, plans and benefit programs. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of
Regulation S-K
with management. Based on such review and discussions, the compensation committee has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Amendment No. 1.
Respectfully submitted by the members of the Compensation Committee of the Board of Directors

Randy Ortiz (Chair)
Samuel Chen
Ken Xie

Fiscal 2020 Summary Compensation Table
The following table provides information regarding the compensation of our principal executive officer, each of the individuals who served as our principal financial officer during our fiscal 2020, and each of our three other most highly compensated persons serving as executive officers as of June 30, 2020. We refer to these executive officers as our “named executive officers.”

Name and Principal Position	Fiscal Year	Salary	Merit Bonus(1)		RSU Awards (2)	Option Awards (2)		Non-Equity Incentive Plan Compensation(3)	All Other Compensation	Total
HP Jin Chair of our Board of Directors, President and Chief Executive Officer	2020 2019 2018	$395,833 380,000 380,000	$	— — —	$875,900 304,200 —	$	— — —	$378,417 342,000 432,060	$10,702(4) 9,382(4) 9,242(4)	$1,660,852 1,035,582 821,302
Salman Dhanani Chief Operating Officer	2020 2019 2018	336,667 296,667 277,500		250,000 — —	3,551,200 153,000 662,500		124,619 162,400 —	216,375 178,000 189,311	17,769(4) 22,489(6) 9,503(4)	4,496,630 812,556 1,138,814
Adeel Manzoor (7) Chief Financial Officers	2020	340,000 — —		150,000 — —	1,120,242 — —		— — —	195,024 — —	9,625(4) — —	1,814,891 — —
Hassan Wahla Chief Customer Officer	2020 2019 2018	309,167 280,000 277,500		150,000 — —	999,500 102,000 530,000		— 139,200 —	177,338 168,000 189,311	11,210(8) 6,830(4) 15,182(8)	1,647,215 696,030 1,011,993
Steve Debenham (9) Vice President, General Counsel	2020	276,837 — —		— — —	632,100 — —		— — —	145,591 — —	33,441(5) — —	1,087,969 — —

(1)
Amount represents $250,000 paid to Mr. Dhanani and $150,000 paid to Mr. Wahla, each in February 2020 as retention bonuses, and $150,000 paid to Mr. Manzoor in September 2019, in conjunction with commencement of his employment with us. Messrs. Dhanani, Wahla and Manzoor must repay the gross amount of the retention bonus in full should their respective employment with the company terminate under certain conditions within the two-year
period following the payment

(2)
Amounts represent the aggregate grant date fair value of performance-based RSUs, time-based RSUs and options we awarded during the fiscal year computed in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures), and are not necessarily an indication of which named executive officers received the most gains from previously granted equity awards. We estimate the fair value of each performance-based RSU using the Monte Carlo valuation method. We measure the fair value of each RSU award based on the closing price of our common stock on the date of grant. We estimate the fair value of each option grant using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions we used to calculate the fair value of these awards, refer to Note 9 to the consolidated financial statements contained in the Original Filing.

(3)	Amounts represent total performance-based bonuses earned pursuant to (i) our fiscal 2020 Bonus Plan, (ii) our fiscal 2019 Bonus Plan, and (iii) our fiscal 2018 Bonus Plan.
(4)	Amounts represent 401(k) matching contributions and life insurance premiums we paid.
(5)	Includes 401K matching and life insurance premiums, plus $21,000 in consulting fees we paid to Mr. Debenham in 2019, prior to commencement of his employment.
(6)	Amount represents (i) $15,259 in relocation expenses we paid to Mr. Dhanani relating to his relocation to California and (ii) 401(k) matching contributions and life insurance premiums.
(7)	Mr. Manzoor joined the company as our chief financial officer, effective July 1, 2019.
(8)	Amount represents 401(k) matching contributions and life insurance premiums we paid, as well as an automobile leased for Mr. Wahla’s use.
(9)	Mr. Debenham joined the company as our general counsel, effective August 15, 2019.

Grants of Plan-Based Awards for Fiscal 2020
The following table provides information regarding bonus and equity grant awards we made to each of our named executive officers during fiscal 2020.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Option Awards: Number of Securities Underlying Options(3)	All Other Equity Awards RSUs(4)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards(5)
HP Jin(5)	9/19/2019	$—	$395,833	$593,750	$—	$380,000	$380,000	—	—	$—	$875,900
Salman Dhanani	—	—	226,333	339,500	—	—	—	—	—	—	—
	11/20/2019	—	—	—	—	—	—	55,000	—	4.92	124,619
	9/19/2019	—	—	—	—	—	—	—	30,000	—	154,800
	2/27/2020	—	—	—	—	—	—	—	200,000	—	1,168,000
	9/19/2019	—	—	—	—	80,000	80,000	—	—	—	184,400
	2/27/2020	—	—	—	—	400,000	400,000	—	—	—	2,044,000
Adeel Manzoor	—	—	204,000	306,000	—	—	—	—	—	—	—
	7/29/2019	—	—	—	—	—	—	—	120,846	—	1,120,242
Hassan Wahla	—	—	185,500	278,250	—	—	—	—	—	—	—
	9/19/2019	—	—	—	—	—	—	—	50,000	—	258,000
	9/19/2019	—	—	—	—	100,000	100,000	—	—	—	230,500
	2/27/2020	—	—	—	—	100,000	100,000	—	—	—	511,000
Steve Debenham	—	—	152,292	228,438	—	—	—	—	—	—	—
	9/19/2019	—	183,458	275,187	—	—	—	—	122,500	—	632,100

(1)
The amounts in this column represent total performance-based bonuses earned pursuant to our fiscal 2020 Bonus Plan as we further describe in the section titled “
Executive Compensation—Compensation Discussion and Analysis
.” We calculate the target award as a specified percentage of the base salary. The maximum bonus earned may be no greater than 150% of the target amount. For more information regarding the amounts paid to our executive officers under our 2020 Bonus Plan, see the section titled “
Executive Compensation—Fiscal 2020 Summary Compensation Table
.”

(2)
Represents performance-based RSUs (each, a “PSU Award”) granted under our 2009 Plan and 2019 Plan on the dates set forth in this table. The PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing share price on the Nasdaq Global Market for a 30 trading day period on or before the three-year anniversary of the PSU Award’s grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then with respect to the PSU Awards approved to Dr. Jin and Messrs. Dhanani and Wahla in September 2019,
one-half
of the shares that became eligible to vest under the PSU Award upon achievement of that stock price performance milestone shall vest on the date that the compensation committee certifies achievement of the milestone and the remaining one-half
of the shares will vest one year later. With respect to the PSU Awards approved to Messrs. Dhanani and Wahla in February 2020, shares eligible to vest upon achieving an individual stock price performance milestone will vest in four equal, successive, quarterly installments as of the ensuing March 10, June 10, September 10 and December 10, subject to continued service with us through the respective vesting dates.

(3)	Represents stock options granted under our 2019 Plan on the date set forth in this table.
(4)	Represents RSUs (excluding performance-based RSUs for Dr. Jin and Messrs. Dhanani and Wahla) granted under our 2009 Plan and 2019 Plan on the dates set forth in this table.
(5)
Amounts reflect the aggregate grant date fair value of performance-based RSUs, time-based RSUs and options awarded during the fiscal year computed in accordance with FASB ASC Topic 718. We determined the fair value of Dr. Jin’s performance-based RSU using the Monte Carlo valuation method. We measured the fair value of each time-based RSU award based on the closing price of our common stock on the date of grant. We estimated the fair value of each option grant using the Black-Scholes option pricing model. For a more detailed discussion on the valuation model and assumptions we used to calculate the fair value of these awards, refer to Note 9 to the consolidated financial statements contained in the Original Filing.
Outstanding Equity Awards at June 30, 2020
The following table presents certain information concerning outstanding equity awards each of our named executive officers held at June 30, 2020.

	Option Awards(1)					RSU Awards(1)(2)			Equity Incentive Plan Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units That Have Not Vested		Market Value of Shares or Units That Have Not Vested	Number of Unearned Shares, Units or Other Rights that Have Not Vested		Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)
HP Jin	8,125	—	(3)	$6.86	8/4/2025	—		$—	—		$—
	52,500	15,000	(4)	5.14	9/15/2026	—		—	—		—
	—	—		—	—	—		—	240,000	(5)	1,317,600
	—	—		—	—	—		—	380,000	(5)	2,086,200
Salman Dhanani	25,000	10,000	(4)	5.14	9/15/2026	—		—	—		—
	16,042	39,375	(6)	5.10	9/25/2028	—		—	—		—
	6,875	48,125	(7)	4.92	11/20/2029	—		—	—		—
	—	—		—	—	50,000	(8)	274,500	—		—
	—	—		—	—	22,500	(9)	123,525	—		—
	—	—		—	—	30,000	(10)	164,700	—		—
	—	—		—	—	183,333	(11)	1,006,498	—		—
	—	—		—	—	—		—	80,000	(5)	439,200
	—	—		—	—	—		—	400,000	(5)	2,196,000
Adeel Manzoor	—	—		—	—	120,846	(12)	663,445	—		—
Hassan Wahla	30,000	—	(13)	7.43	1/31/2022	—		—	—		—
	70,000	—	(3)	6.86	8/44/2025	—		—	—		—
	22,957	9,167	(4)	5.14	9/15/2026	—		—	—		—
	13,750	33,750	(6)	5.10	9/25/2028	—		—	—		—
	—	—		—	—	—		—	—		—
	—	—		—	—	40,000	(8)	219,600	—		—
	—	—		—	—	15,000	(9)	82,350	—		—
	—	—		—	—	50,000	(10)	274,500	—		—
	—	—		—	—	—		—	100,000	(5)	549,000
	—	—		—	—	—		—	100,000	(5)	549,000
Steve Debenham	—	—		—	—	122,500	(10)	672,525	—		—

(1)
Unless otherwise noted, we granted all stock options and RSUs listed in this Outstanding Equity Awards table under our 2009 Plan, and vesting of stock options and RSUs is subject to continued service through the applicable vesting date.

(2)
We calculated the market value of unvested RSUs by multiplying the number of unvested RSUs by the closing price of our common stock on June 30, 2020 (the last trading day in fiscal 2020), which was $5.49.

(3)	All shares subject to this stock option were fully vested as of August 4, 2019.
(4)	1/48 th of the shares subject to this stock option began vesting in equal monthly installments on October 10, 2016.
(5)
The shares of stock subject to the performance-based RSUs (each, a “PSU Award”) are subject to four performance milestones, each requiring achievement of a specified trailing average closing share price on the Nasdaq Global Market for a 30 trading day period on or before the three-year anniversary of the PSU Award’s grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then with respect to the PSU Awards approved to Dr. Jin and Messrs. Dhanani and Wahla in September 2019,
one-half
of the shares that became eligible to vest under the PSU Award upon achievement of that stock price performance milestone shall vest on the date that the compensation committee certifies achievement of the milestone and the remaining one-half
of the shares will vest one year later. With respect to the PSU Awards approved to Messrs. Dhanani and Wahla in February 2020, shares eligible to vest upon achieving an individual stock price performance milestone will vest in four equal, successive, quarterly installments as of the ensuing March 10, June 10, September 10 and December 10.

(6)	1/48 th of the shares subject to this stock option began vesting in equal monthly installments on October 25, 2018.
(7)	1/48 th of the shares subject to this stock option began vesting in equal monthly installments on December 10, 2019.
(8)	1/4 th of the shares subject to this RSU grant began vesting in equal annual installments on August 10, 2018.
(9)	1/4 th of the shares subject to this RSU grant began vesting in equal annual installments on October 10, 2019.
(10)	1/4 th of the shares subject to this RSU grant will begin vesting in equal annual installments on October 10, 2020.
(11)	1/12th of the shares subject to this RSU grant began vesting in equal quarterly installments on June 10, 2020.
(12)	1/4 th of the shares subject to this RSU grant will begin vesting in equal annual installments on July 10, 2020.
(13)	All shares subject to this stock option were fully vested as of January 31, 2016.
Options Exercised and Stock Vested During Fiscal 2020
We present in the following table certain information for our named executive officers regarding the exercise of stock options and the vesting of RSUs in fiscal 2020. We calculate the value realized on the exercise of option awards as follows (i) if the exercise involves a sale of some or all of the exercised shares, the difference between the actual price at which the exercised shares were sold and the exercise price of the options, or (ii) in all other cases, the difference between the market price on the date of exercise and the exercise price of the options. We calculated the value realized from vested RSUs by multiplying the number of shares vested by the market price of our common stock on the date the shares were released.

Name	Number of Shares Acquired on Exercise	RSUs Vested	Value Realized on Exercise or Vesting
HP Jin	—	17,500	$174,300
Salman Dhanani	—	64,167	525,989
	409,583	—	1,706,905
Adeel Manzoor	—	42,500	250,750
Hassan Wahla	—	32,500	296,825
	140,376	—	885,757
Steve Debenham	—	—	—
Pension Benefits & Nonqualified Deferred Compensation
We do not provide a pension plan for our employees, and no named executive officers participated in a nonqualified deferred compensation plan during fiscal 2020.

Employment Agreements
We currently have employment agreements or change in control agreements with each of our named executive officers. The employment agreements with our named executive officers provide for at-will
employment, base salary, term of the agreement, eligibility to participate in any of our bonus plans or programs, standard employee benefit plan participation and eligibility to receive stock option grants. The employment agreements contain certain severance and change in control benefits in favor of the executives. Provided the employment agreement is not terminated earlier pursuant to its terms, in the event of a Change in Control (as defined below), the agreement provides for an automatic extension of the term of the agreement through the 18 month anniversary of such Change in Control with automatic one year renewals after the 18 month anniversary of the Change in Control unless either party provides notice of nonrenewal at least 60 days prior to the date of automatic renewal.
Dr.
 HP Jin
. In October 2009, we entered into an employment agreement with Dr. Jin. He is eligible to participate in our bonus plans and programs and employee benefit plans in accordance with their terms. He is also entitled to reimbursement for reasonable travel, entertainment or other expenses in furtherance of his duties as an executive officer. The agreement provides that Dr. Jin is an at-will
employee and that we or Dr. Jin may terminate his employment at any time. The agreement provides for an initial term of three years with automatic one year renewals unless either party provides notice of nonrenewal at least 60 days prior to the date of automatic renewal. In addition, Dr. Jin is entitled to severance benefits upon termination of employment as we describe below under “
Executive Compensation—Potential Payments upon Termination or Change in Control
.”
Salman Dhanani
. In October 2009, we entered into an employment agreement with Mr. Dhanani. He is eligible to participate in our bonus plans and programs and employee benefit plans in accordance with their terms. Mr. Dhanani is also entitled to reimbursement for reasonable travel, entertainment or other expenses in furtherance of his duties as an executive officer. The agreement provides that he is an at-will
employee and that we or Mr. Dhanani may terminate his employment at any time. The agreement provides for an initial term of three years with automatic one-year
renewals unless either party provides notice of nonrenewal at least 60 days prior to the date of automatic renewal. In addition, Mr. Dhanani is entitled to severance benefits upon termination of employment as we describe below under “
Executive Compensation—Potential Payments upon Termination or Change in Control
.”
Adeel Manzoor.
In July 2019, in conjunction with commencement of his employment, we entered into an employment agreement with Mr. Manzoor. He is eligible to participate in our bonus plans and programs and employee benefit plans in accordance with their terms. In conjunction with commencement of employment, we agreed to pay Mr. Manzoor a retention bonus is the amount of $150,000 (which we paid to Mr. Manzoor in September 2020). Mr. Manzoor must repay the amount of the retention bonus to the company in full should his employment with the company terminate under certain conditions within the two-year
period following the payment. Mr. Manzoor is also entitled to reimbursement for reasonable travel, entertainment or other expenses in furtherance of his duties as an executive officer. The agreement provides that he is an at-will
employee and that we or Mr. Manzoor may terminate his employment at any time. In addition, Mr. Manzoor is entitled to severance benefits upon termination of employment as we describe below under “
Executive Compensation—Potential Payments upon Termination or Change in Control
.”
Hassan Wahla
. In October 2009, we entered into an amended and restated employment agreement with Mr. Wahla. He is eligible to participate in our bonus plans and programs and employee benefit plans in accordance with their terms. Mr. Wahla is also entitled to reimbursement for reasonable travel, entertainment or other expenses in furtherance of his duties as an executive officer. The agreement provides that he is an at-will
employee and that we or Mr. Wahla may terminate his employment at any time. The agreement provides for an initial term of three years with automatic one-year
renewals unless either party provides notice of nonrenewal at least 60 days prior to the date of automatic renewal. In addition, Mr. Wahla is entitled to severance benefits upon termination of employment as we describe below under “
Executive Compensation—Potential Payments upon Termination or Change in Control
.”

Steve Debenham
. In August 2019, in conjunction with commencement of his employment, we entered into an employment agreement with Mr. Debenham. He is eligible to participate in our bonus plans and programs and employee benefit plans in accordance with their terms. Mr. Debenham is also entitled to reimbursement for reasonable travel, entertainment or other expenses in furtherance of his duties as an executive officer. The agreement provides that he is an at-will
employee and that we or Mr. Debenham may terminate his employment at any time. In addition, Mr. Debenham is entitled to severance benefits upon termination of employment as we describe below under “
Executive Compensation—Potential Payments upon Termination or Change in Control
.”
Potential Payments upon Termination or Change in Control
We have entered into employment agreements that require that we pay specific payments and provide specific benefits to our named executive officers in the event of termination of employment. The description and table that follow describe the payments and benefits that we may owe to each of our named executive officers upon the named executive officer’s termination under certain circumstances.
Severance Terms for Dr.
 Jin
. In the event that Dr. Jin is terminated other than for Cause, death or disability, and the termination is not upon or within a two-month
period before or a
12-month
period after a Change in Control (the “Change in Control Period”), then, subject to certain conditions as described below, Dr. Jin will be entitled to receive the following:

•	a lump sum severance payment equal to 12 months of his base salary in effect immediately prior to his termination;

•
a lump sum bonus payment equal to his target bonus as in effect for the year in which the termination occurs, prorated to reflect the portion of the applicable performance period during which he was employed with the Company; and

•	company-paid coverage for a period of up to 12 months for himself and his eligible dependents under our medical, dental and vision benefit plans.
In the event that Dr. Jin is terminated other than for Cause, death or disability, or if he terminates his employment for Good Reason (as defined below), and the termination is within the Change in Control Period, then, subject to certain conditions, Dr. Jin will be entitled to receive the following:

•	a lump sum severance payment equal to 18 months of his base salary in effect immediately prior to his termination;

•
a lump sum bonus payment equal to his target bonus as in effect for the year in which the termination occurs, prorated to reflect the portion of the applicable performance period during which he was employed with the Company;

•	a lump sum bonus payment equal to 75% of his target bonus as in effect for the year in which the termination occurs;

•	company-paid coverage for a period of up to 18 months for himself and his eligible dependents under our medical, dental and vision benefit plans; and

•
accelerated vesting as to one hundred percent (100%) of his equity awards covering shares of our common stock (or of our successor entity, if applicable) that are then subject to vesting based on continued employment or other service, but not as to any shares then subject to vesting based on further achievement of any performance-based objectives.

For each of the performance-based RSU awards we granted to Dr. Jin in October 2018 and September 2019, in the event of a change of control involving our company the award agreements provide that the performance period will be shortened, and we will measure the final performance under the PSU Award based on the per-share
consideration our common stockholders would receive in connection with the change in control, as defined in the PSU Award. A number of shares subject to the PSU Award equal to (x) those shares that have become eligible to vest based on actual performance achievement before or in connection with the change in control (“Vest-Eligible Shares”) that have not yet vested on or before the change in control, or (y) if no shares have become Vest-Eligible Shares, then 20% of the target shares subject to the PSU Award, will be scheduled to vest on the one-year anniversary
of the change in control (or if applicable, the earlier, originally scheduled vesting date of the shares based on previous performance achievement and subject to any vesting acceleration applicable to all unvested time-based RSUs provided in Dr. Jin’s employment agreement with respect to an involuntary termination in connection with a change in control of the Company), subject to Dr. Jin’s continued service through the applicable vesting date. Any remaining shares not otherwise eligible to vest will be forfeited.
In order to receive the severance benefits we describe above upon a termination of Dr. Jin’s employment, Dr. Jin is obligated to refrain from soliciting our employees to leave us for a one-year
period after the termination of his employment, continue to observe and maintain the confidentiality of all confidential and proprietary information and provide us with an executed separation agreement and release of claims.
Severance Terms for Messrs.
 Dhanani, Manzoor, Wahla and Debenham
. Pursuant to the employment agreements, in the event that we terminate the employment of Messrs. Dhanani, Manzoor, Wahla or Debenham other than for Cause, death or disability, and the termination is not within the Change in Control Period, then, subject to certain conditions as described below, such executive officer will be entitled to receive the following:

•	a lump sum severance payment equal to six months of his base salary in effect immediately prior to his termination;

•
a lump sum bonus payment equal to his target bonus as in effect for the year in which the termination occurs, prorated to reflect the portion of the applicable performance period during which he was employed with the Company; and

•	company-paid coverage for a period of up to six months for himself and his eligible dependents under our medical, dental and vision benefit plans.
In the event we terminate the employment of Messrs. Dhanani, Manzoor, Wahla or Debenham other than for Cause, death or disability, or if either Messrs. Dhanani, Manzoor, Wahla or Debenham terminates his employment for Good Reason, and the termination is within the Change in Control Period, then, subject to certain conditions, such executive officer will be entitled to receive the following:

•	a lump sum severance payment equal to 12 months of his base salary in effect immediately prior to his termination;

•
a lump sum bonus payment equal to his target bonus as in effect for the year in which the termination occurs, prorated to reflect the portion of the applicable performance period during which he was employed with the Company;

•	a lump sum bonus payment equal to 50% of his target bonus as in effect for the year in which the termination occurs;

•	company-paid coverage for a period of 12 months for himself and his eligible dependents under our medical, dental and vision benefit plans; and

•
accelerated vesting as to one hundred percent (100%) of his equity awards covering shares of common stock (or of our successor entity, if applicable) that are then subject to vesting based on continued employment or other service, but not as to any shares then subject to vesting based on further achievement of any performance-based objectives.

For each of the performance-based RSU awards we granted to Messrs. Dhanani and Wahla in September 2019 (each, a “2019 PSU Award”), in the event of a change of control involving our company the award agreements provide that the performance period will be shortened, and we will measure the final performance under the 2019 PSU Award based on the per-share
consideration our common stockholders would receive in connection with the change in control, as defined in the 2019 PSU Award. A number of shares subject to the 2019 PSU Award equal to (x) those shares that have become eligible to vest based on actual performance achievement before or in connection with the change in control (“Vest-Eligible Shares”) that have not yet vested on or before the change in control, or (y) if no shares have become Vest-Eligible Shares, then 20% of the target shares subject to the 2019 PSU Award, will be scheduled to vest on the one-year anniversary
of the change in control (or if applicable, the earlier, originally scheduled vesting date of the shares based on previous performance achievement and subject to any vesting acceleration applicable to all unvested time-based RSUs provided in Dr. Jin’s employment agreement with respect to an involuntary termination in connection with a change in control of the Company), subject to Dr. Jin’s continued service through the applicable vesting date. Any remaining shares not otherwise eligible to vest will be forfeited.
For each of the performance-based RSU awards we granted to Messrs. Dhanani and Wahla in March 2020 (each, a “2020 PSU Award”), the award agreements provide the following:

•
in the event of a change of control involving our company primarily for cash, the performance period will be shortened, and we will measure the final performance under the 2019 PSU Award based on the per-share
consideration our common stockholders would receive in connection with the change in control, as defined in the 2019 PSU Award;

•
in the event of a change of control involving our company primarily for equity and where the buyer assumes the 2020 PSU Award and the equity plan from which the 2020 PSU Award issued, those shares that have not become eligible to vest based on actual performance achievement before or in connection with the change in control will remain subject to vesting under the 2020 PSU Award; and

•
in the event of a change of control involving our company primarily for equity and where the buyer does not assume the 2020 PSU Award or the equity plan from which the 2020 PSU Award issued, vesting as to one hundred percent (100%) of the shares subject to the 2020 PSU Award shall be accelerated.

Those shares that have become eligible to vest based on actual performance achievement before or in connection with the change in control will then be delivered in four (4) equal quarterly installments as of the ensuing March 10, June 10, September 10 and December 10, subject to Messrs. Dhanani’s and Wahla’s continued service through the applicable vesting date. Any remaining shares not otherwise eligible to vest will be forfeited.
In order to receive the severance benefits we describe above upon a termination of employment of Messrs. Dhanani, Manzoor, Wahla or Debenham, such executive officer is obligated to refrain from soliciting our employees to leave us for a one-year
period after the termination of his employment, continue to observe and maintain the confidentiality of all confidential and proprietary information and provide us with an executed separation agreement and release of claims.
In the event any payment to Dr. Jin or Messrs. Dhanani, Manzoor, Wahla or Debenham under his employment agreement is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (as a result of a payment being classified as a parachute payment under Section 280G of the Internal Revenue Code), such executive officer will be entitled to receive such payment as would entitle him to receive the greatest after tax benefit of either the full payment or a lesser payment, which would result in no portion of such severance benefits being subject to excise tax.
For the purpose of our employment agreements with our named executive officers, “Change in Control” means the occurrence of any of the following:

(i)
the acquisition by any one person, or more than one person acting as a group (for these purposes, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with us), or person, that becomes the owner, directly or indirectly, of our securities representing more than 50% of the total voting power represented by our then outstanding securities; provided, however, that for the purposes of this subsection (i), the acquisition of additional securities by any one person, who is considered to own more than 50% of the total voting power of our securities shall not be considered a Change in Control;

(ii)
a change in the composition of our board of directors occurring within a
12-month
period, as a result of which fewer than a majority of the directors are Incumbent Directors. “Incumbent Directors” will mean directors who either (A) are our directors as of the effective date of the employment agreement with the executive officer or (B) are elected, or nominated for election, to our board of directors with the affirmative votes of a least a majority of the Incumbent Directors at the time of such election or nomination (but will not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of our directors); or

(iii)
a change in the ownership of a substantial portion of our assets which occurs on the date that any person acquires (or has acquired during the 12 month period ending on the date of the most recent acquisition by such person or persons) assets from us that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately prior to such acquisition or acquisitions; provided, however, that for purposes of this subsection (iii), the following shall not constitute a change in the ownership of a substantial portion of our assets: (1) a transfer to an entity that is controlled by our stockholders immediately after the transfer; or (2) a transfer of assets by us to: (A) a stockholder of ours (immediately before the asset transfer) in exchange for or with respect to our securities; (B) an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by us; (C) a person, that owns, directly or indirectly, 50% or more of the total value or voting power of all our outstanding stock; or (D) an entity, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a person we describe in subsection (i) above. For purposes of this subsection (iii), gross fair market value means the value of our assets, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets.
Notwithstanding the foregoing, a transaction of ours that does not constitute a change in control event under Treasury
Regulation 1.409A-3(i)(5)(v)
or (vii) shall not be considered a Change in Control.
For the purposes of our employment agreements with our named executive officers, “Cause” generally means:

(i)	any material act of personal dishonesty made by the executive officer in connection with the executive officer’s responsibilities as an employee;

(ii)	the executive officer’s conviction of, or plea of nolo contendere to, a felony or any crime involving fraud, embezzlement or any other act of moral turpitude;

(iii)	the executive officer’s gross misconduct;

(iv)
the executive officer’s unauthorized use or disclosure of any of our proprietary information or trade secrets or of any other party to whom the executive officer owes an obligation of nondisclosure as a result of executive officer’s relationship with us;

(v)	the executive officer’s willful breach of any obligations under any written agreement or covenant with us; or

(vi)
the executive officer’s continued failure to perform his employment duties after the executive officer has received a written demand of performance from us which specifically sets forth the factual basis for our belief that the executive officer has not substantially performed his duties and has failed to cure such nonperformance to our satisfaction within 10 business days after receiving such notice.

For the purpose of our employment agreement with our named executive officers, “Good Reason” generally means the executive officer’s voluntary termination within 30 days following the expiration of any cure period (discussed below) following the occurrence of one or more of the following events without the executive officer’s express written consent:

(i)
the assignment to the executive officer of any duties, the reduction of the executive officer’s duties or the removal of the executive officer from his position and responsibilities, either of which must result in a material diminution of the executive officer’s authority, duties, or responsibilities with us in effect immediately prior to such assignment, unless the executive officer is provided with a comparable position (i.e., a position of equal or greater organizational level, duties, authority, compensation and status);

(ii)
a material reduction in the executive officer’s base salary, unless the base salaries of all of our (and, if applicable, our successor’s) other similarly situated employees are also similarly reduced (for these purposes, a reduction of the executive officer’s base salary by 10% or more will be considered material, provided that a reduction of less than 10% may still be material based on the facts and circumstances relating to the reduction);

(iii)
a material change in the geographic location of the executive officer’s primary work facility or location; provided, however, that a relocation of less than 35 miles from the executive officer’s then present location will not be considered a material change in geographic location; or

(iv)	our failure to obtain assumption of the employment agreement by any successor.
The executive officer will not resign for Good Reason without first providing us with written notice of the acts or omissions constituting the grounds for “Good Reason” within 90 days of the initial existence of the grounds for “Good Reason” and a reasonable cure period of not less than 30 days following the date of such notice.
Fiscal 2020 Potential Payments upon Termination or Change in Control
The following table shows the amounts each of our named executive officers would receive in the event of their termination following a Change in Control, or upon certain other events, assuming the termination took place on June 30, 2020, the last business day of our most recently completed fiscal year.

		Involuntary Termination
Name	Benefits	More Than Two Months Before or More than 12 Months After Change in Control	Within Two Months Before or 12 Months After Change in Control
HP Jin	Severance Payment (Salary)	$399,000	$598,500
	Severance Payment (Bonus)(1)	—	299,520
	Fiscal 2021 bonus, pro-rated (2)	399,000	399,000
	Continuation of Medical/Welfare Benefits	24,062	36,093
	Acceleration of Stock Options and RSUs(3)	—	5,250
	Acceleration of performance-based RSUs(4)	—	680,760
Salman Dhanani	Severance Payment (Salary)	182,500	280,000
	Severance Payment (Bonus)(1)	—	146,000
	Fiscal 2021 bonus, pro-rated (2)	292,000	292,000
	Continuation of Medical/Welfare Benefits	12,045	24,090
	Acceleration of Stock Options and RSUs(3)	—	1,615,511
	Acceleration of performance-based RSUs(4)	—	87,840
Adeel Manzoor	Severance Payment (Salary)	170,000	340,000
	Severance Payment (Bonus)(1)	—	102,000
	Fiscal 2021 bonus, pro-rated (2)	204,000	204,000
	Continuation of Medical/Welfare Benefits	9,221	18,442
	Acceleration of Stock Options and RSUs(3)	—	663,445
	Acceleration of performance-based RSUs(4)	—	—

		Involuntary Termination
Hassan Wahla	Severance Payment (Salary)	157,500	315,000
	Severance Payment (Bonus)(1)	—	94,500
	Fiscal 2021 bonus, pro-rated (2)	189,000	189,000
	Continuation of Medical/Welfare Benefits	12,023	24,046
	Acceleration of Stock Options and RSUs(3)	—	592,821
	Acceleration of performance-based RSUs(4)	—	109,800
Steve Debenham	Severance Payment (Salary)	157,500	315,000
	Severance Payment (Bonus)(1)	—	86,625
	Fiscal 2021 bonus, pro-rated (2)	173,250	173,250
	Continuation of Medical/Welfare Benefits	10,700	21,400
	Acceleration of Stock Options and RSUs(3)	—	672,525
	Acceleration of performance-based RSUs(4)	—	—

(1)	Assumes bonus is paid at target amount.
(2)
Payment is equal to the executive’s target bonus as in effect for the year in which the termination occurs, prorated to reflect the portion of the applicable performance period during which he was employed with the Company.

(3)
100% of the unvested shares subject to stock options and RSUs would accelerate if the executive officer were terminated other than for Cause, death or disability or resigned for Good Reason within a two month period before or a 12 month period after a Change in Control. Value of options represents the gain the executive officer would receive, calculated as the difference between our closing stock price on June 30, 2020. Value of RSUs represents the gain the executive officer would receive, calculated based on our closing stock price on June 30, 2020. Our closing stock price on June 30, 2020 was $5.49 per share.

(4)
Assumes that the performance criteria applicable to the PSU Awards outstanding for Dr. Jin and Messrs. Dhanani and Wahla have not been achieved as of June 30, 2020. Accordingly, upon a Change in Control on such date, we will treat a total of 20% of the target shares subject to the PSU Award as time-based RSUs and vesting would then accelerate in connection with an involuntary termination within a two-month
period before or a
12-month
period after the Change in Control. Value of RSUs represents the gain the executive officer would receive, calculated based on our closing stock price on June 30, 2020. Our closing stock price on June 30, 2020 was $5.49 per share.

CEO PAY RATIO DISCLOSURE
Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation
S-K,
require us to provide the following information about the ratio of our median employee’s fiscal 2020 total compensation and that of our CEO, Dr. HP Jin.
For our fiscal 2020:

•	the annual total compensation of our median employee was $150,513;

•	the annual total compensation of our CEO was $1,660,852; and

•	the ratio of the annual total compensation of our CEO to that of our median employee was 11.0 to 1.
This ratio is a reasonable estimate which we believe we calculated in a manner consistent with SEC rules.
We identified the median employee using the following methodology:
For each member of the applicable employee population, we summed his, her or their base pay (including base salary, overtime, and such allowances as vacation and holiday pay and relocation allowances), bonuses

(including performance bonuses, sales commissions and special or “spot” bonuses) and equity awards received and annualized for the
12-month
period from July 1, 2019 through June 30, 2020. We annualized the cash compensation for our employees (other than any temporary or seasonal employees) in the applicable employee population who were hired during such
12-month
period and thus had not worked the full
12-month
period. With respect to equity awards, we determined the grant date fair value of RSUs, performance-based RSUs and options awarded during fiscal 2020 computed in accordance with FASB ASC Topic 718, using the closing price of our common stock on the date of grant for RSUs, the Monte Carlo valuation method for performance-based RSUs and the Black-Scholes option pricing model for stock options.
In determining our employee population, we considered the individuals other than our CEO who were employed by us on June 30, 2020, whether employed in a full-time, part-time, seasonal or temporary capacity. We did not include any contractors, agency workers or other nonemployees.
For employees paid other than in U.S. dollars, we converted their compensation to U.S. dollars using the applicable exchange rates in effect on June 30, 2020. For employees working outside the United States, we applied to this calculation cost-of-living
differentials we obtained from third-party sources. The
cost-of-living
adjustment factor we used in calculating our employees’ annual total compensation came from a publicly-available database of cost-of-living
data (available at
www.numbeo.com/cost-of-living/
for our
non-U.S.
employees.
Having thus calculated fiscal 2020 total compensation for each employee, we ranked the employees by that measure and identified the individual, an employee in our Shanghai, China office, with the median total annual compensation of our employee population. We then calculated the total fiscal 2020 compensation for this individual using the same methodology we use to calculate the fiscal 2020 amount reported for our CEO in the “Total” column of the Fiscal 2020 Summary Compensation Table as set forth in this Amendment No. 1.
As disclosed in the Fiscal 2020 Summary Compensation Table, the total fiscal 2020 compensation we paid for our CEO was $1,660,852. The total fiscal 2020 compensation we paid for our median employee was $150,513. Thus, the ratio of our CEO’s total fiscal 2020 compensation to our median employee’s total fiscal 2020 compensation was 11.0 to 1. Had we not applied a cost-of-living
adjustment factor in identifying our median employee, our median employee would have been in our Cluj, Romania office, the employee’s total fiscal 2020 compensation would have been $58,039, and the ratio of our CEO’s annual total fiscal 2020 compensation to our median employee’s total fiscal 2020 compensation would have been 28.6 to 1.
Because SEC rules for identifying the median employee allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, the pay ratios reported by other companies may not be directly comparable to our pay ratio, as other companies have different employee populations and compensation practices and may have used different methodologies, exclusions, estimates and assumptions in calculating their pay ratios.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
Our compensation committee utilizes incentive equity grants to achieve our goals of attracting, motivating and retaining our service providers, which the board believes to be in the best interests of the Company and its stockholders. We currently issue grants to our executives and employees under our 2019 Equity Incentive Plan (the “2019 Plan”), which our stockholders approved in November 2019 and our stockholder-approved 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan expired in October 2019. We previously issued equity grants to our executives and employees under and our Amended and Restated 2011 Stock Option and Grant Plan (the “2011 Plan”), which was not approved by our stockholders and which we terminated in October 2019.

•
Awards Outstanding.
As of June 30, 2020, with respect to each of the 2009 Plan and the 2019 Plan (collectively, the “Stockholder-approved Equity Plans”), the 2011 Plan (the “Nonstockholder-approved Equity Plan”) and all of the Equity Plans as a group, the following table lists the number of shares subject to outstanding options granted under the Equity Plan(s) and outstanding as of June 30, 2020, the weighted average exercise price of such options, the weighted average remaining term of such options, and the number of shares subject to outstanding restricted stock units granted under the Equity Plan(s):

Equity Plan(s)	Number of Shares Subject to Outstanding Options, Warrants & Rights	Weighted Average Exercise Price of Outstanding Options, Warrants & Rights	Weighted Average Remaining Term	Number of Shares Subject to Outstanding Restricted Stock Units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Nonstockholder-approved Equity Plan	8,834	$7.55	2.50	—	—
Stockholder-approved Equity Plans	1,629,044	6.54	5.17	3,776,373	5,279,690
All Equity Plans	1,637,878	6.5454	5.17	3,776,373	5,279,690

•
Overhang.
As of June 30, 2020, our overhang is 11.4%. For this purpose we calculated overhang as (x) the sum of (i) 1,637,878 shares subject to outstanding options under the Equity Plans, plus (ii) 3,776,373 shares subject to outstanding restricted stock units under the Equity Plans, divided by (y) 47,342,406, which is the total outstanding shares of our common stock as of June 30, 2020. Our 2009 and 2011 Plans previously have terminated and, therefore, no additional equity awards have been granted under such plans since their termination or will be granted under such plans in the future. The 2009 Plan will terminate prior to the 2020 Annual Meeting and, upon such termination, no additional equity awards will be granted under the 2009 Plan.

•
Burn Rate.
Burn rate measures our usage of shares for the Equity Plans as a percentage of the total outstanding shares of our common stock. For fiscal 2019, 2018 and 2017, our burn rates were 3.26%, 4.27% and 6.73%, respectively. The rates were calculated by dividing the number of options and restricted stock units, including performance-based restricted stock units, vested (assuming the maximum level of achievement of the applicable performance goals) that were granted during the year by the weighted average number of shares outstanding during the year.

In fiscal 2020, we granted equity awards under our equity compensation plans covering an aggregate of 2,748,608 shares of our common stock, which number of shares, offset by 1,176,216 shares returned to the such plans during the year following forfeitures and cancellations, equaled a net grant of 1,572,392 shares representing approximately 3.3% percent of the 47,342,406 total shares outstanding as of June 30, 2020. In fiscal 2019, we granted equity awards under our equity compensation plans covering an aggregate of 1,724,766 shares of our common stock, which number of shares, offset by 1,361,409 shares returned to the such plans during the year following forfeitures and cancellations, equaled a net grant of 363,357 shares representing approximately 0.77% percent of the 46,910,601 total shares outstanding as of June 30, 2019. In fiscal 2018, we granted equity awards under our equity compensation plans covering an aggregate of 1,900,970 shares of our common stock, which number of shares, offset by 1,505,009 shares returned to the such plans during the year following forfeitures and cancellations, equaled a net grant of 395,961 shares representing approximately 0.88% percent of the 44,870,602 total shares outstanding as of June 30, 2018.
The following table summarizes the number of outstanding options, RSUs, warrants and rights we granted to our employees and directors, as well as the number of shares of common stock remaining available for future issuance, under our equity compensation plans as of June 30, 2020.

	Fiscal 2020	Fiscal 2019	Fiscal 2018
Options Granted	55,000	290,000	67,682
RSUs Granted	1,633,608	1,194,766	1,833,288
PSUs Vested	—	—	—

Total	1,688,608	1,484,766	1,900,970

Weighted Avg. Shares Outstanding	48,075,946	45,577,151	44,498,006
Burn Rate	3.47%	3.26%	4.27%
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information, as of September 30, 2020, concerning, except as indicated by the footnotes below:

•	Each person whom we know beneficially owns more than five percent of our common stock;

•	Each of our directors and nominees for our board of directors;

•	Each of our named executive officers; and

•	All of our current directors and executive officers as a group.
Unless otherwise noted below, the address of each person listed on the table is c/o Telenav, Inc., 4655 Great America Parkway, Suite 300, Santa Clara, California 95054.
We have determined beneficial ownership in accordance with the rules of the SEC. Under the SEC’s proxy rules, a person who directly or indirectly has or shares voting power or investment power with respect to a security is considered a beneficial owner of the security. Voting power is the power to vote or direct the voting of shares, and investment power is the power to dispose of or direct the disposition of shares. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 47,522,790 shares of common stock outstanding at September 30, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or will be exercisable within 60 days of September 30, 2020 and RSUs that will vest within 60 days of September 30, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Beneficial ownership representing less than one percent is denoted with an asterisk (“*”).
We base the information we provide in the table and related footnotes on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percentage
5% Stockholders:
Digital Mobile Venture Ltd. (1)	7,313,457	15.39%
c/o Rayson Technology Co. Ltd. 5F No. 550 Ruei Guang Road Taipei, Taiwan
Nokomis Capital L.L.C. (2)	4,494,205	9.46%
2305 Cedar Springs Road, Suite 420 Dallas, Texas 75201
Divisar Capital Management LLC (3)	2,382,935	5.01%
275 Sacramento St., 8th Floor San Francisco, CA 94111

Named Executive Officers and Directors:
HP Jin (4)	2,433,552	5.12%
Salman Dhanani (5)	343,154	*
Adeel Manzoor (6)	19,821	*
Hassan Wahla (7)	241,437	*
Steve Debenham (8)	30,625	*
Samuel Chen (9)	7,401,513	15.57%
Wes Cummins (10)	104,848	*
Douglas Miller (11)	70,450	*
Randy Ortiz (12)	99,848	*
Ken Xie (13)	151,614	*
All current executive officers and directors as a group (10 people) (14)	10,896,862	22.93%

*	Represents beneficial ownership of less than one percent.
(1)
Samuel Chen, one of our directors, and his wife, Fiona Chang, share voting and dispositive power over the shares of our common stock held by Digital Mobile Venture Ltd. (“Digital”). Based solely upon a Schedule 13D filed with the SEC on September 24, 2020 by Digital Mobile Venture Ltd.

(2)	Based solely upon a Schedule 13G/A filed with the SEC on July 2, 2020 by Nokomis Capital L.L.C.
(3)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2020 by Divisar Capital Management LLC.
(4)	Includes (i) 2,357,927 shares held by Dr. Jin, (ii) 75,625 shares issuable upon the exercise of options exercisable within 60 days of September 30, 2020.
(5)
Includes (i) 257,216 shares held by Mr. Dhanani, (ii) 70,938 shares issuable upon the exercise of options exercisable within 60 days of September 30, 2020, and (iii) 15,000 shares issuable upon the settlement of RSUs that vest within 60 days of September 30, 2020.

(6)	Includes 19,821 shares held by Mr. Manzoor.
(7)
Includes (i) 71,813 shares held by Mr. Wahla, (ii) 152,124 shares issuable upon the exercise of options exercisable within 60 days of September 30, 2020, and (iii) 17,500 shares issuable upon the settlement of RSUs that vest within 60 days of September 30, 2020.

(8)	Includes 30,625 shares issuable upon the settlement of RSUs that vest within 60 days of September 30, 2020, 2020.
(9)
Includes (i) 7,313,467 shares held by Digital, (ii) 39,254 shares held by Mr. Chen, (iii) 27,466 shares issuable upon the exercise of options exercisable within 60 days of September 30, 2020, and (iv) 21,326 shares issuable upon the settlement of RSUs that vest within 60 days of September 30, 2020.

(10)
Includes (i) 68,522 shares held by Mr. Cummins, (ii) 15,000 shares issuable upon the exercise of options exercisable within 60 days of September 30, 2020 and (iii) 21,326 shares issuable upon the settlement of RSUs that vest within 60 days of September 30, 2020. Mr. Cummins ended his service relationship with Nokomis Capital, L.L.C. in February 2020 and disclaims any voting or dispositive power over shares held by Nokomis Capital, L.L.C. and its affiliates.

(11)
Includes (i) 47,723 shares held by Mr. Miller, (ii) 1,401 shares held by a trust over which Mr. Miller has shared control and (iii) 21,326 shares issuable upon the settlement of RSUs that vest within 60 days of September 30, 2020.

(12)	Includes (i) 65,189 shares held by Mr. Ortiz and (ii) 34,659 shares issuable upon the settlement of RSUs that vest within 60 days of September 30, 2020.
(13)
Includes (i) 91,855 shares held by Mr. Xie, (ii) 23,433 shares held by a trust over which Mr. Xie has shared control, (iii) 15,000 shares issuable upon the exercise of options exercisable within 60 days of September 30, 2020 and (iv) 21,326 shares issuable upon the settlement of RSUs that vest within 60 days of September 30, 2020.

(14)
Includes (i) 356,153 shares issuable upon the exercise of options exercisable within 60 days of September 30, 2020, and (ii) 183,088 shares issuable upon the settlement of RSUs that vest within 60 days of September 30, 2020.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Person Transactions
Karen Francis served as a member of our Board until November 20, 2019. Pursuant to a consulting agreement we entered with Ms. Francis and effective as of November 20, 2019, we are paying Ms. Francis a quarterly consulting fee, and she received an RSU award during our fiscal 2020. Ms. Francis’ consulting agreement with us will terminate by its terms as of November 21, 2021. We provide the details of Ms. Francis compensation under this consulting agreement, at page 11, note (2).
On July 2, 2020, we purchased 300,000 shares of our common stock from Nokomis Capital, L.L.C. (“Nokomis”). The price we paid to Nokomis per share was determined by the average trading for shares of our common stock as reported by Nasdaq for the prior trading day July 1, 2020.
As previously announced on October 2, 2020, V99, a Delaware corporation led by HP Jin, our President, Chief Executive Officer, and Chair of our Board of Directors, submitted a proposal to acquire all of the outstanding shares of Telenav for $4.32 per share in cash in a “go private” transaction structured as a reverse triangular merger. On October 5, 2020, Samuel Chen, a member of our Board of Directors, filed a Schedule 13D in which Mr. Chen disclosed that he has orally expressed to Dr. Jin that he currently intends to provide funding for the proposed transaction (directly or indirectly, including through Digital Mobile Venture Limited) on economic terms to be agreed and to provide Dr. Jin access to Mr. Chen’s network of potential financing sources.
Our Board of Directors has formed a Special Committee consisting of independent directors Wes Cummins, Douglas Miller, and Randy Ortiz. The Special Committee has retained independent financial and legal advisors to evaluate and consider the proposed transaction. Consistent with its fiduciary duties, and in consultation with its independent advisors, the Special Committee will carefully review the proposal and will also consider all potential strategic alternatives to maximize shareholder value. We cannot provide any assurances regarding the terms and details of any transaction, that the Special Committee will accept any proposal made by V99 regarding a proposed transaction, that we will execute definitive documentation relating to any such transaction, or that we will consummate a transaction in accordance with that documentation, if at all.
Other than these matters, there have been no transactions since the beginning of fiscal 2020 to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, nominees, executive officers, holders of more than 5% of any class of our voting securities or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers, which are described elsewhere in this Amendment No. 1.
Policies and Procedures for Related Party Transactions
As the audit committee charter provides, the audit committee must review and approve in advance any related party transaction. All of our directors, officers and employees are required to report to the audit committee any related party transaction prior to entering into the transaction.

It is our intention to ensure that all future transactions between us and our officers, directors and principal stockholders and their affiliates, are approved by our audit committee and that such transactions are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.
Director Independence
Our board of directors has determined that, with the exception of Dr. Jin, who serves as our President, Chief Executive Officer, in addition as Chair of our board of directors, all of its current members qualified during fiscal 2020 as “independent directors,” as defined by the listing standards of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Principal Accounting Fees and Services
The following table presents fees billed for professional services rendered to us by Grant Thornton LLP, for their services as our independent registered public account firm for our who for fiscal 2020 and fiscal 2019. The audit committee approved all of the services we describe in the following table were approved in conformity with the audit committee’s pre-approval
process.

	Fiscal 2020	Fiscal 2019
Audit fees (1)	$1,550,437	$2,164,970
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total fees	$1,550,437	$2,164,970

(1)
Audit fees consist of fees billed for professional services rendered for: (i) the audit of our annual consolidated financial statements and reviews of applicable SEC filings including the Original Filing; (ii) audit of our internal control over financial reporting; (iii) the reviews of our quarterly financial statements and of applicable SEC filings including Form
10-Q;
and (iv) services rendered in connection with our Form
S-8
filings and other items related to SEC matters. Fees for fiscal 2019 also include fees billed for professional services rendered in connection with the adoption of ASC 606.

Pre-Approval
of Audit and
Non-audit
Services
Pursuant to its audit committee charter, the audit committee pre-approves
all audit and permissible
non-audit
services the independent registered public accounting firm provides to us. These services may include audit services, audit-related services, tax services and other services. The audit committee pre-approved
all fees paid to Grant Thornton for our fiscal 2019 and fiscal 2020.

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

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

2.1	Asset Purchase Agreement, dated August 8, 2019, by and among Telenav, Inc., Thinknear, Inc. and inMarket Media, LLC	8-K	2.1	8/8/2019

3.1	Second Amended and Restated Certificate of Incorporation of TeleNav, Inc. filed on May 18, 2010.	10-K	3.1	9/24/2010

3.1.1	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Telenav, Inc. filed on November 27, 2012.	8-K	3.1.1	12/3/2012

3.2	Amended and Restated Bylaws of TeleNav, Inc. effective as of May 18, 2010.	10-K	3.2	9/24/2010

4.1	Specimen Common Stock Certificate of TeleNav, Inc.	S-1/A	4.1	1/5/2010

4.2	Fifth Amended and Restated Investors’ Rights Agreement, dated April 14, 2009, between TeleNav, Inc. and certain holders of TeleNav, Inc.’s capital stock named therein.	S-1	4.2	10/30/2009

4.3	Description of Telenav’s securities registered under Section 12 of the Exchange Act	10-K	4.3	8/22/2019

10.1.1	Form of Indemnification Agreement between Registrant and its directors and officers	10-Q	10.1.1	5/8/2020

10.2#	1999 Stock Option Plan and forms of agreement thereunder.	S-1	10.2	10/30/2009

10.4#	2009 Equity Incentive Plan and forms of agreement thereunder.	S-1	10.4	10/30/2009

10.4.5#	2009 Equity Incentive Plan, amended and restated as of July 30, 2018.	10-Q	10.4.5	11/9/2018

10.4.6#	Form of 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement	10-Q	10.4.6	11/8/2019

10.4.7#	Form of 2009 Equity Incentive Plan Restricted Stock Unit Award Agreement - Performance Grant	10-Q	10.4.6	11/8/2019

10.7#	Employment Agreement, dated as of May 4, 2005, between TeleNav, Inc. and Hassan Wahla.	S-1	10.7	10/30/2009

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.8#	Employment Agreement, dated October 28, 2009, between TeleNav, Inc. and H.P. Jin.	S-1	10.8	10/30/2009

10.9#	Form of Employment Agreement between TeleNav, Inc. and each of Y.C. Chao, Salman Dhanani, Robert Rennard and Hassan Wahla.	S-1	10.9	10/30/2009

10.16†	Data License Agreement, dated as of December 1, 2002, by and between Televigation, Inc. and Navigation Technologies Corporation.	S-1/A	10.16	2/2/2010

10.16.3†	Fifth Amendment dated January 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.3	2/2/2010

10.16.4†	Seventh Amendment dated December 16, 2008 to the Data License Agreement, dated as of December 1, 2002, by and among TeleNav, Inc., NAVTEQ Europe B.V. and NAVTEQ North America, LLC.	S-1/A	10.16.4	4/26/2010

10.16.5	Eighth Amendment dated December 15, 2008 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1	10.16.5	10/30/2009

10.16.12†	Ninth Amendment dated February 25, 2010 to the Data License Agreement, dated as of December 1, 2002 by and between TeleNav, Inc. and NAVTEQ North America, LLC.	S-1/A	10.16.12	4/26/2010

10.16.13	Tenth Amendment dated June 1, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.13	5/7/2012

10.16.14†	Eleventh Amendment dated September 16, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.14	5/7/2012

10.16.15†	Twelfth Amendment dated September 28, 2010 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.15	5/7/2012

10.16.16†	Fourteenth Amendment dated September 30, 2011 to the Data License Agreement, dated as of December 1, 2002, by and between TeleNav, Inc., NAVTEQ North America, LLC, and NAVTEQ Europe B.V.	10-Q	10.16.16	5/7/2012

10.16.20	Fifteenth Amendment dated October 30, 2012 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.20	2/8/2013

10.16.22†	Seventeenth Amendment dated June 27, 2013 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q/A	10.16.22	2/27/2014

10.16.24	Eighteenth Amendment dated January 28, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-Q	10.16.24	2/6/2014

10.16.25†	Territory License No. 9, dated February 1, 2014 by and between HERE North America, LLC, HERE Europe B.V., NAVTEQ Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.25	5/8/2014

10.16.26†	General License Agreement, dated February 10, 2014 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.26	5/8/2014

10.16.27†	Nineteenth Amendment dated May 20, 2014 to the Data License Agreement, dated as of December 1, 2002, by and between HERE North America, LLC (f/k/a NAVTEQ North America, LLC) (formerly Navigation Technologies Corporation) and Telenav, Inc.	10-K	10.16.27	8/22/2014

10.16.28†	First Amendment, dated June 12, 2014, to Territory License No. 9, dated as of February 1, 2014, by and between Telenav, Inc., and HERE North America, LLC (f/k/a NAVTEQ North America, LLC).”	10-K	10.16.28	8/22/2014

10.16.30†	Patent License Agreement, dated January 1, 2014, by and between Telenav, Inc., and HERE Global B.V. (f/k/a Navteq B.V.)	10-Q	10.16.30	2/5/2015

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.31†	Territory License No. 11, dated April 3, 2015 by and between HERE North America, LLC, HERE Europe B.V., and Telenav, Inc.	10-K	10.16.31	8/24/2015

10.16.33†	First Amendment to General License Agreement, dated November 12, 2015 by and between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.33	2/9/2016

10.16.34†	Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.34	5/9/2016

10.16.35†	First Amendment, effective August 24, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.35	11/7/2016

10.16.37†	Third Amendment, effective December 6, 2016, to Territory License No. 9, dated February 1, 2014, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.37	2/3/2017

10.16.38†	Second Amendment, effective December 6, 2016, to Territory License No. 11, dated April 3, 2015, by and between HERE North America, LLC and Telenav, Inc.	10-Q	10.16.38	2/3/2017

10.16.39†+	Territory License No. 12, dated June 30, 2017, by and among HERE North America, LLC, HERE Europe B.V. and Telenav, Inc.	10-Q	10.16.39	11/9/2017

10.16.40†	Third Amendment dated August 7, 2017 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.40	11/9/2017

10.16.41†	Access Agreement dated August 7, 2017 by and between Telenav, Inc., HERE North America LLC	10-Q	10.16.41	11/9/2017

10.16.42†	First Amendment dated October 2, 2017 to Territory License No. 10, dated March 15, 2016, by and between HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd, and Telenav, Inc.	10-Q	10.16.42	11/9/2017

10.16.43†	Fourth Amendment dated December 14, 2017 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc., NAVTEQ North America, LLC and NAVTEQ Europe B.V.	10-Q	10.16.43	2/8/2018

10.16.44†	Second Amendment dated December 15, 2017 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.	10-K	10.16.44	9/12/2018

10.16.45†	Fourth Amendment dated April 4, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.	10-K	10.16.45	9/12/2018

10.16.46†	Territory License No. 13, dated August 15, 2018, by and among HERE North America, LLC, HERE Europe B.V., HERE Solutions Korea Co. Ltd. and Telenav, Inc.	10-Q	10.16.46	2/8/2019

10.16.47†	Sixth Amendment dated September 6, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.	10-Q	10.16.47	11/9/2018

10.16.48†	Fifth Amendment dated November 6, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.	10-Q	10.16.48	2/8/2019

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.49†	Eighth Amendment dated December 13, 2018 to Territory License No. 10, dated March 15, 2016, by and between Telenav, Inc., HERE North America, LLC (formerly NAVTEQ North America, LLC), HERE Europe B.V. (formerly NAVTEQ Europe B.V.) and HERE Solutions Korea Co. Ltd.	10-Q	10.16.49	2/8/2019

10.16.50†	Territory License No. 14, dated December 21, 2018, between HERE North America, LLC, and Telenav, Inc.	10-Q	10.16.50	2/8/2019

10.16.51++	Twentieth Amendment dated January 17, 2019 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.51	5/10/2019

10.16.52++	Second Amendment to General License Agreement, dated January 17, 2019 by and between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.52	5/10/2019

10.16.53++	Ninth Amendment dated January 28, 2019 to Territory License No. 10, dated March 1, 2016, by and between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.53	5/10/2019

10.16.54++	Sixth Amendment dated January 23, 2018 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.54	5/10/2019

10.16.55++	Eighth Amendment dated January 28, 2019 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and NAVTEQ North America, LLC	10-Q	10.16.55	5/10/2019

10.16.56++	Access Agreement No. 2 dated March 21, 2019 by and between Telenav, Inc. and HERE North America LLC	10-K	10.16.56	8/22/2019

10.16.57++	Ninth Amendment dated April 30, 2019 to Territory License No. 11, dated April 3, 2015 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	10-K	10.16.57	8/22/2019

10.16.58++	Third Amendment dated November 1, 2018 to Territory License No. 10, dated March 1, 2016 to the Data License Agreement, dated as of December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	10-K	10.16.58	8/22/2019

10.16.59++	First Amendment to the Territory License No. 14, as amended, to the Data License Agreement, dated December 1, 2002, by and between Telenav, Inc. and Navigation Technologies Corporation, which was subsequently assigned to HERE North America	10-Q	10.16.59	2/13/2020

10.16.60++	Tenth Amendment (“Tenth Amendment”) to the Territory License No. 11, effective April 3, 2015 (“TL 11”), as amended, to the Data License Agreement (“Agreement”), dated December 1, 2002, by and between Telenav, Inc. (“Client”) and Navigation Technologies Corporation, which was subsequently assigned to HERE North America, LLC	10-Q	10.16.60	2/13/2020

10.16.61++	Tenth Amendment to Territory License No. 10, effective as of March 1, 2016, to the Data License Agreement dated December 1, 2002, by and between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.61	2/13/2020

10.16.62++	Eleventh Amendment to the Territory License No. 10, effective March 1, 2016, as amended, to the Data License Agreement, dated December 1, 2002, by and between Telenav, Inc. and Navigation Technologies Corporation, which was subsequently assigned to HERE North America, LLC	10-Q	10.16.62	2/13/2020

10.16.63++	License Supplement v1.0 FT between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.63	2/13/2020

10.16.64++	Fourth Amendment to the Territory License No. 9, effective February 1, 2014, to the Data License Agreement, dated December 1, 2002, by and between Telenav, Inc. and Navigation Technologies Corporation, which was subsequently assigned to HERE North America, LLC	10-Q	10.16.64	2/13/2020

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.16.65++	Twenty-First Amendment to the Data License Agreement dated December 1, 2002, by and between TeleNav, Inc. and Navigation Technologies Corporation (“NTC”), which was subsequently assigned by NTC to HERE North America, LLC	10-Q	10.16.65	2/13/2020

10.16.66++	License Supplement between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.66	5/8/2020

10.16.67++	Support License Supplement between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.67	5/8/2020

10.16.68++	SOW between Telenav, Inc. and HERE North America, LLC	10-Q	10.16.68	5/8/2020

10.16.69++	Amendment One to the License Supplement executed on March 16, 2020 between Telenav, Inc. and HERE North America LLC effective as of June 1, 2020	10-K	10.16.69	8/21/2020

10.16.70++	SOW between Telenav, Inc. and HERE North America LLC effective as of June 1, 2020	10-K	10.16.70	8/21/2020

10.26†	SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009 by and between TeleNav, Inc. and Ford Motor Company.	10-K	10.26	9/7/2012

10.26.16†	Amendment No. 16 effective April 17, 2014 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.16	5/8/2014

10.26.17†	Amendment No. 17 effective January 1, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, as amended, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.17	5/7/2015

10.26.18†	Amendment No. 18 effective June 17, 2015 to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.18	11/9/2015

10.26.19†	Amendment No. 19, effective December 1, 2015, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.19	11/7/2016

10.26.20†	Amendment No. 20, effective January 1, 2016, to the SYNC Generation 2 On-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.20	2/3/2017

10.26.21†	Amendment No. 21, effective October 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.21	5/10/2018

10.26.22†	Amendment No. 22, effective January 1, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company. America, LLC and NAVTEQ Europe B.V.	10-Q	10.26.22	2/8/2018

10.26.23†	Amendment No. 23, effective December 13, 2017, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company. America, LLC and NAVTEQ Europe B.V.	10-Q	10.26.23	5/10/2018

10.26.24†	Amendment No. 24, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.24	5/10/2018

10.26.25†	Amendment No. 25, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.25	5/10/2018

10.26.26†	Amendment No. 26, effective July 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.26	11/9/2018

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.26.27†	Amendment No. 27, effective July 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.27	2/8/2019

10.26.28†	Amendment No. 28, effective January 1, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.28	2/8/2019

10.26.29†	Amendment No. 29, effective December 7, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.29	2/8/2019

10.26.30++	Amendment No. 31, effective February 19, 2019, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.30	5/10/2019

10.26.31++	Amendment No. 32, effective February 27, 2019, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company	10-Q	10.26.31	5/10/2019

10.26.32++	Amendment No. 30, effective February 22, 2018, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-K	10.26.32	8/22/2019

10.26.33++	Amendment No. 33 effective September 30, 2019, to the SYNC Generation 2 on-Board Navigation Agreement dated October 12, 2009, by and between Telenav, Inc. and Ford Motor Company.	10-Q	10.26.33	5/8/2020

10.26.34++	Amendment No. 34 to the SYNC Generation 2 On-Board Navigation Agreement between Telenav, Inc. and Ford Motor Company	10-K	10.26.34	8/21/2020

10.27†	Services Agreement, dated March 7, 2017, by and between General Motors Holdings LLC and Telenav, Inc.	10-Q	10.27	2/8/2019

10.27.1†	Amendment No. 1 effective May 22, 2018 to Services Agreement, dated March 7, 2017, by and between General Motors Holdings LLC	10-Q	10.27.1	11/9/2018

10.27.2†	Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	8-K	10.27.2	8/5/2019

10.27.3†	Amendment No. 1 effective December 5, 2014 to Services Agreement, dated June 13, 2014, by and between General Motors	10-Q	10.27.3	11/9/2018

10.27.4†	Amendment No. 2 effective March 18, 2015 to Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	10-Q	10.27.4	11/9/2018

10.27.5†	Amendment No. 3 effective December 24, 2015 to Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	10-Q	10.27.5	11/9/2018

10.27.6†	Amendment No. 4 effective May 30, 2016 to Services Agreement, dated June 13, 2014, by and between General Motors Holdings LLC and Telenav, Inc.	10-Q	10.27.6	11/9/2018

10.27.7++	Amendment 5 dated July 24, 2019 to the Services Agreement by and between Telenav, Inc. and General Motors Holdings, LLC	10-Q	10.27.7	2/13/2020

10.27.8++	Amendment No. 2 dated August 8, 2019 to the Services Agreement by and between Telenav, Inc. and General Motors Holdings, LLC	10-Q	10.27.8	5/8/2020

10.27.9++	Agreement between Telenav, Inc. and General Motors Holdings LLC dated April 27, 2020	10-K	10.27.9	8/21/2020

10.29#	Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	S-8	4.2	10/29/2012

10.32#	Form of Restricted Stock Unit Award Agreement under the 2009 Equity Incentive Plan.	10-Q	10.32	2/5/2015

10.33#	Form of Restricted Stock Unit Award Agreement under the Amended and Restated Telenav, Inc. 2011 Stock Option and Grant Plan.	10-Q	10.33	2/5/2015

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

10.40	Lease dated August 9, 2017 for 4655 Great America Parkway, Suite 300, Santa Clara, CA among PRII Towers at Great America Owner LLC and Telenav, Inc.	10-Q	10.40	11/9/2017

10.44#	Offer letter between the Company and Adeel Manzoor, dated May 16, 2019.	8-K	10.1	7/8/2019

10.45#	Change in Control and Severance Agreement between the Company and Adeel Manzoor, effective as of July 1, 2019.	8-K	10.2	7/8/2019

10.46	Letter Agreement by and among Telenav, Inc. and Nokomis Capital, LLC and its affiliates dated August 21, 2019	8-K	10.46	8/22/2019

10.47#	Offer letter between the Company and Steve Debenham, dated May 24, 2019	10-Q	10.47	11/8/2019

10.47.1#	Change in Control and Severance Agreement between the Company and Steve Debenham, effective as of August 15, 2019	10-Q	10.47.1	11/8/2019

10.48	Consulting Agreement by and among Telenav, Inc. and Karen Francis dated October 25, 2019	10-Q	10.48	11/8/2019

10.49#	Telenav, Inc. 2019 Equity Incentive Plan	S-8	99.1	11/8/2019

10.49.1#	Telenav, Inc. 2019 Equity Incentive Plan Form of Stock Option Award Agreement	S-8	99.2	11/8/2019

10.49.2#	Telenav, Inc. 2019 Equity Incentive Plan Form of Global Restricted Stock Unit Award Agreement	S-8	99.3	11/8/2019

10.49.3#	Telenav, Inc. 2019 Equity Incentive Plan Form of Director Initial Award Restricted Stock Unit Award Agreement	S-8	99.4	11/8/2019

10.49.4#	Telenav, Inc. 2019 Equity Incentive Plan Form of Global Restricted Stock Unit Award Agreement	S-8	99.5	11/8/2019

10.49.5#	Telenav, Inc. 2019 Equity Incentive Plan Form of Director Annual Award Restricted Stock Unit Award Agreement	S-8	99.6	11/8/2019

10.50.1#	Telenav, Inc. 2019 Employee Stock Purchase Plan, as amended December 2, 2019	10-Q	10.50.1	5/8/2020

10.51#	Form of Change in Control and Severance Agreement	8-K	10.1	2/3/2020

21.1	Subsidiaries of the registrant.	10-K	21.1	8/21/2020

23.1	Consent of Independent Registered Public Accounting Firm	10-K	23.1	8/21/2020

24.1	Power of Attorney (contained in the signature page to this Form 10-K/A).	Filed Herewith

31.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	10-K	31.1	8/21/2020

31.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	10-K	31.2	8/21/2020

32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer.	10-K	32.1	8/21/2020

32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer.	10-K	32.2	8/21/2020

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	10-K	101.INS	8/21/2020

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	101.SCH	8/21/2020

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	10-K	101.CAL	8/21/2020

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document	10-K	101.DEF	8/21/2020

101.LAB	InlineXBRL Taxonomy Label Linkbase Document	10-K	101.LAB	8/21/2020

101.PRE	InlineXBRL Taxonomy Extension Presentation Linkbase Document	10-K	101.PRE	8/21/2020

104.0	Cover Page Interactive File (formatted as Inline XBRL and contained in Exhibit 101)	Filed Herewith

#	Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.
†	Portions of the exhibit have been omitted pursuant to an order granted by the Securities and Exchange Commission for confidential treatment.
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

TELENAV, INC.

Dated: October 23, 2020	By:	/s/ Dr. HP JIN
Dr. HP Jin

Chair of the Board of Directors, President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. HP Jin, in his capacity as Telenav, Inc.’s Chief Executive Officer, and Adeel Manzoor, in his capacity as Telenav, Inc.’s Chief Financial Officer, jointly and severally, as his or her true and lawful attorneys-in-fact
and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this and any and all amendments to this Form
10-K,
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

Name and Signature	Title	Date

/s/ Dr. HP Jin Dr. HP Jin	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	October 23, 2020

/s/ Adeel Manzoor Adeel Manzoor	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	October 23, 2020

/s/ Samuel Chen Samuel Chen	Director	October 23, 2020

/s/ Wes Cummins Wes Cummins	Director	October 23, 2020

/s/ Douglas Miller Douglas Miller	Director	October 23, 2020

/s/ Randy Ortiz Randy Ortiz	Director	October 23, 2020

/s/ Ken Xie Ken Xie	Director	October 23, 2020