Form 10-Q
period 2020-09-30
Telenav, Inc.
filed 2020-11-05
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2020, there were 47,522,790 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$28,313	$20,518
Short-term investments	70,505	90,315
Accounts receivable, net of allowances of $7 and $5 at September 30, 2020 and June 30, 2020, respectively	47,371	34,542
Restricted cash	2,059	1,494
Deferred costs	25,881	26,121
Prepaid expenses and other current assets	4,839	4,505
Total current assets	178,968	177,495
Property and equipment, net	3,689	4,319
Operating lease right-of-use assets	6,363	7,067
Deferred income taxes, non-current	1,318	1,515
Goodwill	14,255	14,255
Deferred costs, non-current	50,160	54,548
Other assets	41,192	34,552
Total assets	$295,945	$293,751
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$19,728	$12,291
Accrued expenses	31,833	36,210
Operating lease liabilities	2,824	2,786
Deferred revenue	37,876	37,973
Income taxes payable	223	715
Total current liabilities	92,484	89,975
Operating lease liabilities, non-current	4,654	5,191
Deferred revenue, non-current	95,654	100,970
Other long-term liabilities	664	645
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 47,523 and 47,342 shares issued and outstanding at September 30, 2020 and June 30, 2020, respectively	47	47
Additional paid-in capital	194,912	192,170
Accumulated other comprehensive loss	(432)	(477)
Accumulated deficit	(92,038)	(94,770)
Total stockholders’ equity	102,489	96,970
Total liabilities and stockholders’ equity	$295,945	$293,751

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	September 30,
	2020	2019
Revenue:
Product	$56,809	$55,990
Services	12,787	10,639
Total revenue	69,596	66,629
Cost of revenue:
Product	32,530	31,989
Services	7,553	4,862
Total cost of revenue	40,083	36,851
Gross profit	29,513	29,778
Operating expenses:
Research and development	18,986	20,663
Sales and marketing	1,996	1,946
General and administrative	6,512	7,287
Total operating expenses	27,494	29,896
Income (loss) from operations	2,019	(118)
Other income, net	714	561
Income from continuing operations before provision for income taxes	2,733	443
Provision for income taxes	14	411
Equity in net (income) of equity method investees	(616)	—
Income from continuing operations	3,335	32
Discontinued operations:
Income from operations of Advertising business, net of tax	—	832
Loss from sale of Advertising business	—	(4,818)
Loss on discontinued operations	—	(3,986)
Net income (loss)	$3,335	$(3,954)

Basic income (loss) per share:
Income from continuing operations	$0.07	$—
Loss on discontinued operations	—	(0.08)
Net income (loss)	$0.07	$(0.08)
Diluted income (loss) per share:
Income from continuing operations	$0.07	$—
Loss on discontinued operations	—	(0.08)
Net income (loss)	$0.07	$(0.08)
Weighted average shares used in computing income (loss) per share:
Basic	47,227	47,780
Diluted	47,841	49,648
Stock-based compensation expense included in continuing operations above:
Cost of revenue	$19	$16
Research and development	1,830	1,095
Sales and marketing	369	135
General and administrative	639	506
Total stock-based compensation expense	$2,857	$1,752

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2020	2019
Net income (loss)	$3,335	$(3,954)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	360	(310)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(127)	59
Reclassification adjustments for loss on available-for-sale securities recognized, net of tax	(188)	(1)
Net increase (decrease) from available-for-sale securities, net of tax	(315)	58
Other comprehensive income (loss), net of tax	45	(252)
Comprehensive income (loss)	$3,380	$(4,206)

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2020	Shares	Amount
Balance at June 30, 2020	47,342	$47	$192,170	$(477)	$(94,770)	$96,970
Issuance of common stock upon exercise of stock options	14	—	67	—	—	67
Release of restricted stock units, net of shares withheld for taxes	162	—	(359)	—	—	(359)
Issuance of common stock under employee stock purchase plan	305	—	1,204	—	—	1,204
Repurchase of common stock	(300)	—	(1,027)	—	(603)	(1,630)
Stock-based compensation expense	—	—	2,857	—	—	2,857
Foreign currency translation adjustment, net of tax	—	—	—	360	—	360
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(315)	—	(315)
Net income	—	—	—	—	3,335	3,335
Balance at September 30, 2020	47,523	$47	$194,912	$(432)	$(92,038)	$102,489

Three Months Ended September 30, 2019
Balance at June 30, 2019	46,911	$47	$182,349	$(1,477)	$(90,279)	$90,640
Issuance of common stock upon exercise of stock options	1,326	1	8,340	—	—	8,341
Release of restricted stock units, net of shares withheld for taxes	329	1	(1,273)	—	—	(1,272)
Stock-based compensation expense, continuing operations	—	—	1,752	—	—	1,752
Stock-based compensation expense, discontinued operations	—	—	887	—	—	887
Foreign currency translation adjustment, net of tax	—	—	—	(310)	—	(310)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(3,954)	(3,954)
Balance at September 30, 2019	48,566	$49	$192,055	$(1,729)	$(94,233)	$96,142
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	September 30,
	2020	2019
Operating activities
Net income (loss)	$3,335	$(3,954)
Loss on discontinued operations	—	3,986
Income from continuing operations	3,335	32
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,857	1,752
Depreciation and amortization	760	922
Operating lease amortization, net of accretion	710	544
Accretion of net premium on short-term investments	85	12
Equity in net (income) of equity method investees	(616)	—
Other	(351)	101
Changes in operating assets and liabilities:
Accounts receivable	(12,653)	16,355
Deferred income taxes	245	171
Deferred costs	4,694	1,979
Prepaid expenses and other current assets	205	(502)
Other assets	(513)	28
Trade accounts payable	7,431	1,738
Accrued expenses and other liabilities	(4,537)	(10,259)
Income taxes payable	(500)	(152)
Operating lease liabilities	(504)	(897)
Deferred revenue	(5,656)	10,345
Net cash provided by (used in) operating activities	(5,008)	22,169
Investing activities
Purchases of property and equipment	(67)	(461)
Purchases of short-term investments	(2,381)	(41,418)
Purchase of long-term investments	(5,711)	(2,000)
Proceeds from sales and maturities of short-term investments	21,791	11,052
Net cash provided by (used in) investing activities	13,632	(32,827)
Financing activities
Proceeds from exercise of stock options	67	8,306
Tax withholdings related to net share settlements of restricted stock units	(359)	(832)
Proceeds from issuance of common stock under employee stock purchase plan	1,204	—
Repurchase of common stock	(1,630)	—
Net cash provided by (used in) financing activities	(718)	7,474
Effect of exchange rate changes on cash, cash equivalents and restricted cash	454	(336)
Net increase (decrease) in cash, cash equivalents and restricted cash, continuing operations	8,360	(3,520)
Net cash used in discontinued operations	—	(3,975)
Cash, cash equivalents and restricted cash, beginning of period	22,012	29,225
Cash, cash equivalents and restricted cash, end of period	$30,372	$21,730
Supplemental disclosure of cash flow information
Income taxes paid, net	$472	$739
Non-cash investing: Investment in inMarket Media, LLC acquired in exchange for sale of Advertising business	$—	$15,600
Cash flows from discontinued operations:
Net cash used in operating activities	$—	$(3,569)
Net cash used in financing activities	—	(406)
Net cash transferred from continuing operations	—	3,975
Net change in cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash and cash equivalents of discontinued operations, end of period	$—	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$28,313	$19,278
Restricted cash	2,059	2,452
Total cash, cash equivalents and restricted cash	$30,372	$21,730
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of automotive software and services providing both in-vehicle and cloud-based solutions. We focus on navigation and location-based services (LBS), where we pioneered many innovations including the market’s first mobile cloud-based navigation service. Navigation and LBS are the primary applications for in-vehicle infotainment (IVI) systems and we are using our strengths and core competencies to address the growing demand for overall connected car services. We provide our connected-car products and services directly to automobile manufacturers, as well as tier-one suppliers. Our fiscal year ends on June 30, and in this report we refer to the fiscal year ended June 30, 2020 as “fiscal 2020” and the fiscal year ending June 30, 2021 as “fiscal 2021.”
Commencing July 1, 2019, we operate in a single segment, automotive. Through June 30, 2019, we operated in three segments - automotive, advertising and mobile navigation. In August 2019, we completed the disposition of our digital advertising operations (the "Ads Business") and have presented the results of operations for the Ads Business as discontinued operations for all prior periods presented. See Note 11. Our mobile navigation services business represented less than 5% of total revenue for the three months ended September 30, 2020 and 2019 and we expect the business to continue to decline. Our chief executive officer, or CEO, the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we combine the mobile navigation business with the automotive business in a single segment.
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three months ended September 30, 2020 and 2019.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2020, included in our Annual Report on Form 10-K for fiscal 2020 filed with the U.S. Securities and Exchange Commission, or SEC, on August 21, 2020, which we refer to as the Form 10-K.
Significant accounting policies
There have been no material changes to our significant accounting policies as compared to the significant accounting policies described in our Form 10-K.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
Use of estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates and assumptions made by us include the determination of revenue recognition and deferred revenue, including estimating and allocating the transaction price of customer contracts, the recoverability of accounts receivable and short-term investments, the determination of the fair value of non-marketable debt and equity investments, the assessment of goodwill for impairment, the fair value of stock-based awards issued, the determination of income taxes and the recoverability of deferred tax assets. Actual results could differ from those estimates.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus first identified in China in late 2019 (COVID-19) as a pandemic, which continues to spread throughout the U.S. and the world. The COVID-19 pandemic and related adverse public health developments have caused and will continue to cause disruption to the economy and our business operations resulting from shelter-at-home orders, quarantines, self-isolations, or other restrictions on the ability of our employees to perform their jobs. For example, our automotive manufacturer partners closed manufacturing plants in response to the COVID-19 pandemic and only re-opened them in the three months ended June 30, 2020 for production in North America and Europe. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and we cannot predict. During the three months ended September 30, 2020, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions concerning short-term investments, long-lived assets, non-marketable equity and debt investments, goodwill, and variable consideration related to revenue recognition. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our condensed consolidated financial statements.
Disaggregation of revenue
In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, the following table depicts the disaggregation of revenue according to revenue type and pattern of recognition (in thousands):

	Three Months Ended September 30,
	2020	2019
Product
On-board automotive navigation solutions (point in time)(1)	$56,809	$55,990
Total product revenue	56,809	55,990
Services
Brought-in automotive navigation solutions (over time)(2)	10,914	6,222
Automotive maintenance and support and other (over time)	90	1,669
Mobile navigation services (over time)	1,783	2,748
Total services revenue	12,787	10,639
Total revenue	$69,596	$66,629
(1)Includes i) royalties earned and recognized at the point in time usage occurs, ii) map updates and iii) customized software development fees.
(2)Includes royalties earned and recognized over time from the allocation of transaction price to service obligations for hybrid automotive solutions.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
Contract assets
Contract assets relate to our rights to consideration for performance obligations satisfied but not billed at the reporting date. As of September 30, 2020 and June 30, 2020, we had no contract assets.
Deferred costs
Changes in the balance of total deferred costs (current and non-current) during the three months ended September 30, 2020 were as follows (in thousands):

	Deferred Costs
	Content	Development	Total
Balance, June 30, 2020	$73,598	$7,071	$80,669
Content licensing costs incurred	33,136	—	33,136
Customized software development costs incurred	—	695	695
Less: cost of revenue recognized	(37,213)	(1,246)	(38,459)
Balance, September 30, 2020	$69,521	$6,520	$76,041
Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 45% and 52% for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and June 30, 2020, receivables due from Ford were 38% and 39% of total accounts receivable, respectively.
Revenue related to products and services provided through General Motors Holdings and its affiliates, or GM, comprised 45% and 25% for the three months ended September 30, 2020 and 2019, respectively. As of September 30, 2020 and June 30, 2020, receivables due from GM were 46% and 44% of total accounts receivable, respectively.
Revenue related to products and services provided to affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, comprised 10% of total revenue for the three months ended September 30, 2019.
Restricted cash
As of September 30, 2020 and June 30, 2020, we had restricted cash of $2.1 million and $1.5 million, respectively, on our condensed consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of September 30, 2020, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2020	$(1,834)	$1,357	$(477)
Other comprehensive income (loss) before reclassifications, net of tax	360	(127)	233
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(188)	(188)
Other comprehensive income (loss), net of tax	360	(315)	45
Balance, net of tax as of September 30, 2020	$(1,474)	$1,042	$(432)

The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the three months ended September 30, 2020.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
Recent accounting pronouncements not yet adopted
There have been no other changes in accounting pronouncements during the three months ended September 30, 2020, as compared to the recent accounting pronouncements not yet adopted described in our Form 10-K, that are of significance or potential significance to us.
2.Net income (loss) per share
Basic income (loss) per share is calculated by dividing income (loss) by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share is computed by dividing income (loss) by the weighted-average number of common shares outstanding for the period, including potential dilutive common shares assuming the dilutive effect of outstanding stock options, restricted stock units and employee stock purchase plan rights using the treasury-stock method.
The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2020	2019
Income from continuing operations	$3,335	$32
Loss on discontinued operations	—	(3,986)
Net income (loss)	$3,335	$(3,954)
Shares used to compute basic income (loss) per share	47,227	47,780
Dilutive potential common shares:
Stock options	—	527
Restricted stock units	577	1,341
Employee stock purchase plan	37	—
Shares used to compute diluted income (loss) per share	47,841	49,648
Basic income (loss) per share:
Income from continuing operations	$0.07	$—
Loss on discontinued operations	—	(0.08)
Net income (loss)	$0.07	$(0.08)
Diluted income (loss) per share:
Income from continuing operations	$0.07	$—
Loss on discontinued operations	—	(0.08)
Net income (loss)	$0.07	$(0.08)

Potential common stock equivalents not included in the calculation of diluted income (loss) per share as the effect would be anti-dilutive	1,856	5,026

A total of 1,495,000 and 800,000 outstanding performance-based restricted stock units as of September 30, 2020 and 2019, respectively, as described further in Note 9, were excluded from the diluted shares calculation above because they are contingently issuable and none of the performance milestones had been met.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
3.Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of unrestricted cash and highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. Marketable debt securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the three months ended September 30, 2020 or 2019.
Cash, cash equivalents and short-term investments consisted of the following as of September 30, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$23,010	$—	$—	$23,010
Cash equivalents:
Money market mutual funds	5,303	—	—	5,303
Total cash equivalents	5,303	—	—	5,303
Total cash and cash equivalents	28,313	—	—	28,313
Short-term investments:
U.S. treasury securities	1,532	27	—	1,559
U.S. agency securities	3,188	44	—	3,232
Asset-backed securities	16,599	352	—	16,951
Municipal securities	6,280	83	—	6,363
Corporate bonds	41,651	750	(1)	42,400
Total short-term investments	69,250	1,256	(1)	70,505
Cash, cash equivalents and short-term investments	$97,563	$1,256	$(1)	$98,818

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$20,323	$—	$—	$20,323
Cash equivalents:
Money market mutual funds	195	—	—	195
Total cash equivalents	195	—	—	195
Total cash and cash equivalents	20,518	—	—	20,518
Short-term investments:
U.S. treasury securities	3,712	41	—	3,753
U.S. agency securities	5,004	54	—	5,058
Asset-backed securities	20,392	434	—	20,826
Municipal securities	9,464	78	—	9,542
Corporate bonds	50,173	963	—	51,136
Total short-term investments	88,745	1,570	—	90,315
Cash, cash equivalents and short-term investments	$109,263	$1,570	$—	$110,833

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
There were no available-for-sale securities that were in a material unrealized loss position as of September 30, 2020 or June 30, 2020.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of September 30, 2020 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$29,750	$30,096
Due between one and two years	28,791	29,479
Due between two and three years	10,709	10,930
Total	$69,250	$70,505

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of September 30, 2020, we did not consider any of our short-term investments to be other-than-temporarily impaired.
4.Fair value of financial instruments
Cash equivalents and short-term investments
We measure certain financial instruments at fair value on a recurring basis. We utilize a hierarchy, which consists of three levels, for disclosure of the inputs used to determine the fair value of our financial instruments.
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
All of our cash equivalents and short-term investments are classified within Level 1 or Level 2. As of September 30, 2020 and June 30, 2020, we did not have any short-term investments that require Level 3 valuations. The fair values of these financial instruments were determined using the following inputs at September 30, 2020 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Fair Value Measurements at September 30, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$5,303	$5,303	$—	$—
Total cash equivalents	5,303	5,303	—	—
Short-term investments:
U.S. treasury securities	1,559	1,559	—	—
U.S. agency securities	3,232	—	3,232	—
Asset-backed securities	16,951	—	16,951	—
Municipal securities	6,363	—	6,363	—
Corporate bonds	42,400	—	42,400	—
Total short-term investments	70,505	1,559	68,946	—
Cash equivalents and short-term investments	$75,808	$6,862	$68,946	$—
The fair values of our financial instruments were determined using the following inputs at June 30, 2020 (in thousands):

	Fair Value Measurements at June 30, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$195	$195	$—	$—
Total cash equivalents	195	195	—	—
Short-term investments:
U.S. treasury securities	3,753	3,753	—	—
U.S. agency securities	5,058	—	5,058	—
Asset-backed securities	20,826	—	20,826	—
Municipal securities	9,542	—	9,542	—
Corporate bonds	51,136	—	51,136	—
Total short-term investments	90,315	3,753	86,562	—
Cash equivalents and short-term investments	$90,510	$3,948	$86,562	$—

Accretion of net premium on short-term investments totaled $85,000 and $12,000 in the three months ended September 30, 2020 and 2019, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the three months ended September 30, 2020 and 2019.
We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2020 or June 30, 2020.
Non-marketable equity investments
Our non-marketable equity securities are investments in privately held companies without readily determinable market values.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
The carrying value of our non-marketable equity securities is measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment (referred to as the measurement alternative). All gains and losses on non-marketable equity securities, realized and unrealized, are recognized in other income, net. Non-marketable equity securities that we remeasure are classified within Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs including volatility, rights, and obligations of the securities we hold.
In September 2020, a company in which we held a $200,000 non-marketable equity investment was acquired in an all cash transaction, resulting in a realized gain to us of $247,000. As of September 30, 2020, the transaction proceeds were in process of being transmitted to us and accordingly, the total of $447,000 was included in prepaid expenses and other current assets in our condensed consolidated balance sheet.
In July 2020, we invested $2.5 million in exchange for Series A-3 redeemable convertible preferred shares representing a less than 20% equity ownership interest in a privately held company.
In January 2020, we completed the sale of certain intellectual property and workforce associated with the OpenTerra Platform in exchange for consideration that included a non-marketable equity interest in Grab Holdings, Inc. ordinary shares valued at $6.2 million. See Note 12.
We had no net unrealized gains from non-marketable equity securities in the three months ended September 30, 2020 and 2019.
The carrying value of our non-marketable equity securities carried at cost and adjusted under the measurement alternative, none of which required remeasurement to fair value, was $9.0 million and $6.7 million at September 30, 2020 and June 30, 2020, respectively.
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
The warrant meets the definition of a derivative financial instrument. Accordingly, we allocated the $4.0 million cost of the investment first to the fair value of the warrant, with the residual allocated to the preferred units. The fair value of the warrant at issuance was determined to be $448,000, with the remaining $3.6 million allocated to the preferred units. In assessing the fair value of the warrant within Level 3, we utilized a Black-Scholes option pricing model incorporating assumptions regarding probability of achievement of performance conditions, underlying equity value, expected term and risk free rate. The underlying equity used in the option pricing model was determined primarily based on revenue and earnings multiples for comparable companies, amongst other factors. The warrant is accounted for separately and marked to market each reporting period, with any gain or loss reported in other income, net in our condensed consolidated statement of operations. Similar to the inMarket investment, we account for the $3.6 million investment in preferred units under the equity method of accounting because we hold more than a 3% to 5% ownership interest in the investee.
We recognized income of $616,000 and zero related to our proportionate share of investments accounted for under the equity method for the three months ended September 30, 2020 and 2019, respectively. The carrying value of our non-marketable equity investments accounted for under the equity method was $20.6 million and $20.0 million at September 30, 2020 and June 30, 2020, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
The warrant mark-to-market adjustment at September 30, 2020 was a gain of $104,000. The carrying value of the warrant was $817,000 and $713,000 at September 30, 2020 and June 30, 2020, respectively.
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
In fiscal 2020, we invested $4.0 million and in July 2020 we invested an additional $3.0 million for a total of $7.0 million in the form of convertible notes receivable in a privately held company without a readily determinable market value. The notes receivable mature upon request for payment by a majority of note holders on or after August 23, 2021, or otherwise upon a change of control, qualified financing event or event of default involving the privately held company. The notes convert to preferred stock or common stock upon certain events as defined, including a qualified preferred stock financing round or a change in control of ownership. Interest accrues annually at 6% and is due in full upon maturity.
In fiscal 2020, we invested $417,000 and in July 2020 we invested an additional $90,000 for a total of $507,000 in the form of a convertible note receivable in a privately held company without a readily determinable market value, pursuant to which we agreed to loan up to a total of $710,000. The note receivable matures on March 24, 2021 and is convertible into equity at our discretion. Interest accrues annually at 6% and is due in full upon maturity.
The convertible notes are classified as available for sale and are carried at fair value within Level 3, with any unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized and reported in other income, net in our condensed consolidated statement of operations. We did not have any unrealized or realized gains or losses in the three months ended September 30, 2020 and 2019. The carrying value of our non-marketable debt investments was $9.0 million and $5.9 million at September 30, 2020 and June 30, 2020, respectively.
5.Leases
We have entered into various non-cancelable office space operating leases with original lease periods expiring between 2020 and 2024. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs for the three months ended September 30, 2020 and 2019 were $869,000 and $817,000, respectively. The weighted-average remaining term of our operating leases was 2.9 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% as of September 30, 2020.
Maturities of our operating lease liabilities, which do not include short-term leases, as of September 30, 2020 were as follows (in thousands):

Fiscal Year
2021	$2,195
2022	2,865
2023	2,329
2024	619
2025	—
Total lease payments	8,008
Less: imputed interest	(530)
Total operating lease liabilities	$7,478
Cash payments included in the measurement of our operating lease liabilities were $500,000 and $920,000 for the three months ended September 30, 2020 and 2019, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
6.Balance sheet information
Goodwill
Goodwill as of September 30, 2020 and June 30, 2020 was $14.3 million.
Intangible assets consisted of acquired developed technology, which was fully amortized as of September 30, 2020 and June 30, 2020. Amortization expense related to intangibles was $218,000 for the three months ended September 30, 2019.
Other assets
Other assets consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Deposits and other assets	$1,841	$1,225
Non-marketable equity investments	8,970	6,670
Warrant to purchase non-marketable equity investment units	817	713
Non-marketable equity investments accounted for under the equity method	20,557	20,027
Non-marketable debt investments	9,007	5,917
Total other assets	$41,192	$34,552
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2020	June 30, 2020
Accrued compensation and benefits	$8,735	$15,117
Accrued royalties	13,091	9,701
Customer overpayments and related reserves	2,607	2,666
Other accrued expenses	7,400	8,726
Total accrued expenses	$31,833	$36,210
7.Deferred revenue and remaining performance obligations
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under our contracts with customers and is recognized upon transfer of control. Changes in the balance of total deferred revenue (current and non-current) during the three months ended September 30, 2020 were as follows (in thousands):

Beginning balance, June 30, 2020	$138,943
Revenue recognized that was included in beginning balance	(18,986)
Amount billed, net of revenue recognized that was not included in beginning balance	13,573
Ending balance, September 30, 2020	$133,530

The cumulative adjustment as a result of changes in the estimate of the transaction price of customer contracts during the three months ended September 30, 2020 was a net increase in revenue recognized of $591,000. In addition, the amount of revenue recognized in the three months ended September 30, 2020 from performance obligations satisfied or partially satisfied in previous periods was $591,000.
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
periods. As of September 30, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $61.3 million, which is expected to be recognized over a remaining period of approximately 0.2 to 6.3 years. This amount excludes the variable consideration that falls under the exemption for usage-based royalties promised in exchange for a license of intellectual property.
8.Commitments and contingencies
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
Other contractual commitments
As of September 30, 2020, we had $11.8 million of future minimum non-cancelable financial commitments primarily related to license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within five years.
Contingencies
From time to time, we may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. When we believe a loss or a cost of indemnification is probable and which we can reasonably estimate, we accrue our estimate of the loss or cost of indemnification in our condensed consolidated financial statements. Where we cannot determine the outcome of these matters, we do not make a provision in our financial statements until the loss or cost of indemnification, if any, is probable and can be reasonably estimated or the outcome becomes known. We expense legal fees related to these matters as they are incurred.
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
9.Stock-based compensation
Under our 2019 Equity Incentive Plan, or the 2019 Plan, (and historically under our 2009 Equity Incentive Plan, which terminated as to new awards in October 2019), eligible employees, directors and consultants are able to participate in our future performance through awards of nonqualified stock options, incentive stock options and restricted stock units as authorized by our board of directors.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2020	1,638	$6.55
Granted	—	—
Exercised	(14)	4.92
Canceled or expired	(9)	5.56
Options outstanding as of September 30, 2020	1,615	$6.56	4.95	$—
As of September 30, 2020:
Options vested and expected to vest	1,603	$6.58	4.92	$—
Options exercisable	1,468	$6.70	4.64	$—
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2020	2,476
Granted	380
Vested	(235)
Canceled	(77)
RSUs outstanding as of September 30, 2020	2,544	1.32	$9,157
As of September 30, 2020:
RSUs expected to vest	2,269	1.23	$8,168

Performance-based RSUs
In September 2020, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the grant under our 2019 Plan of performance-based RSUs covering a target of 195,000 shares of common stock under individual grants to certain of our executive officers, which we refer to as the 2021 PSU Awards. The 2021 PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30-trading day period on or before the four-year anniversary of the 2021 PSU Awards’ grant date. In the event our Board of Directors approves entering a transaction which, if consummated, would constitute a “change in control” of the Company as defined in the 2019 Plan, the performance milestones are increased with respect to shares not already eligible to vest under the 2021 PSU Awards, and the performance period is extended to the five-year anniversary of the 2021 PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the 2021 PSU Awards becoming eligible to vest. If a stock price performance milestone is achieved, then the shares that became eligible to vest will vest in four equal quarterly installments as of the ensuing March 1, June 1, September 1 and December 1 following the date of certification of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. Vesting under the 2021 PSU Awards may be accelerated under certain conditions involving a change in control of our Company, including as provided under respective change in control agreements entered between us and the executive. The maximum number of shares subject to the 2021 PSU Awards that may vest is 195,000. No shares had vested as of September 30, 2020 under the 2021 PSU Awards.
In February 2020, the Compensation Committee approved the grant under our 2019 Plan of performance-based RSUs covering a target of 500,000 shares of common stock under individual grants to certain of our executive officers, which we refer to as the 2020 PSU Awards. The 2020 PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30-trading day period on or before the three-year anniversary of the 2020

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
PSU Awards’ grant date. In the event our Board of Directors approves entering a transaction which, if consummated, would constitute a “change in control” of the Company as defined in the 2019 Plan, the performance milestones are increased with respect to shares not already eligible to vest under the 2020 PSU Award, and the performance period is extended to the four-year anniversary of the 2020 PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the 2020 PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then the shares that became eligible to vest will vest in four equal quarterly installments as of the ensuing March 10, June 10, September 10 and December 10 following the date of certification of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. Vesting under the 2020 PSU Award may be accelerated under certain conditions involving a change in control of our Company, including as provided under respective change in control agreements entered between us and the executive. The maximum number of shares subject to the 2020 PSU Award that may vest is 500,000. No shares had vested as of September 30, 2020 under the 2020 PSU Awards.
In September 2019, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 560,000 shares of common stock under individual grants to several of our executive officers, which we refer to as the 2019 PSU Awards. The 2019 PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the 2019 PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the 2019 PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the 2019 PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2020, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. The 2019 PSU Award milestones are subject to change upon a change in control, as defined in the agreement. The maximum number of shares subject to the 2019 PSU Award that may vest is 560,000. No shares had vested as of September 30, 2020 under the 2019 PSU Awards.
In October 2018, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 240,000 shares of common stock to Dr. HP Jin, our CEO, which we refer to as the CEO PSU Award. The CEO PSU Award is subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the CEO PSU Award’s grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the CEO PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the CEO PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2019, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to Dr. Jin’s continued service with the Company through the applicable vesting date. The CEO PSU Award milestones are subject to change upon a change in control, as defined in the agreement. The maximum number of shares subject to the CEO PSU Award that may vest is 240,000. No shares had vested as of September 30, 2020 under the CEO PSU Award.
Since achievement of the awards is dependent on a market condition, stock-based compensation expense associated with these awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been met. We utilized the Monte Carlo valuation method to determine the fair value and derived service periods of each of the stock price performance milestones. Total stock-based compensation expense associated with all PSU Awards, included in the stock-based compensation expense table below, was $1.1 million for the three months ended September 30, 2020 and not material for the three months ended September 30, 2019.
As of September 30, 2020, no performance-based RSU awards had been earned or canceled, and 1,495,000 shares subject to performance-based RSU awards remained outstanding.
Shares available for grant
In November 2019, our stockholders approved the 2019 Plan, pursuant to which 5,700,000 shares were initially reserved for future grants and up to an additional 5,800,000 shares are reserved to the extent shares subject to grants under the previous 2009 Equity Incentive Plan, or 2009 Plan, were outstanding as of November 20, 2019 but later expire or otherwise terminate without having been exercised in full (in which case the shares subject to such grants will be returned to the 2019 Plan and

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
available for future issuance). The 2019 Plan became effective on November 20, 2019 and will automatically terminate 10 years from its date of adoption by our Board of Directors. A summary of our shares available for grant activity is as follows (in thousands):

Number of Shares
Shares available for grant as of June 30, 2020	5,280
Shares added from 5,800,000 reserved share pool available(1)	84
Granted	(575)
RSUs withheld for taxes in net share settlements	5
Canceled or expired	2
Shares available for grant as of September 30, 2020	4,796
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
During the three months ended September 30, 2020, the Company’s employees purchased 304,964 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $3.94 per share, with total proceeds to the Company of $1.2 million.
As of September 30, 2020, there was $1.6 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.64 years.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense for continuing operations recorded for stock options, RSUs, including performance-based RSUs, and ESPP purchase rights (in thousands):

	Three Months Ended September 30,
	2020	2019
Stock option awards	$108	$308
RSU awards	2,351	1,444
ESPP	398	—
Total stock-based compensation expense	$2,857	$1,752
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
No stock option awards were granted during the three months ended September 30, 2020 and 2019.

The weighted average assumptions used to value ESPP purchase rights during the initial offering period beginning March 1, 2020 and subsequent offering period beginning September 1, 2020 were as follows:

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

Expected volatility	88%
Expected term (in years)	0.65
Risk-free interest rate	0.38%
Dividend yield	—%
10.Income taxes
For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, actual tax expense or the “cutoff method” is utilized as the estimate.
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision for income taxes for continuing operations was $14,000 in the three months ended September 30, 2020 compared to $411,000 in the three months ended September 30, 2019 and was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions. Our effective tax provision rate of 0% of income from continuing operations for the three months ended September 30, 2020 was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to the release of the valuation allowance. Our effective tax provision rate of 93% of income from continuing operations for the three months ended September 30, 2019 was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since the tax assets are not likely to be realized due to the lack of current and forecasted future income.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of September 30, 2020 and June 30, 2020, our cumulative unrecognized tax benefits were $5.5 million and $5.4 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2020 and June 30, 2020 was $100,000 that if recognized would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued zero for the payment of interest and penalties at September 30, 2020 and June 30, 2020.
We file income tax returns with the Internal Revenue Service, or IRS, California and various states and foreign tax jurisdictions in which we have filing obligations. The statute of limitations remains open from fiscal 2017 for federal tax purposes, from fiscal 2016 in state jurisdictions and from fiscal 2015 in foreign jurisdictions. Fiscal years outside the normal statute of limitation remain open to audit by tax authorities due to tax attributes generated in those early years which have been carried forward and may be audited in subsequent years when utilized.
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our deferred tax assets. Our valuation allowance at June 30, 2020 was $46.8 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. Due to the Company’s history of losses and previous carrybacks, we will not receive any tax benefit from the NOL carryback provisions of the CARES Act.
11.Sale of Ads Business
On August 16, 2019, we completed the disposition of our Ads Business to inMarket, which we refer to as the inMarket Transaction. In consideration, inMarket issued to us limited liability company units of inMarket representing a 14.5%-member interest in inMarket at the time of the closing of the inMarket Transaction. We also received a perpetual, non-exclusive, irrevocable, royalty-free license under software and other intellectual property rights being assigned to inMarket as part of the inMarket Transaction, as set forth in the Asset Purchase Agreement, dated August 8, 2019, by and among us, Thinknear, Inc., our wholly owned subsidiary, and inMarket, as amended. Pursuant to the terms of a Transition Services Agreement, we also agreed to provide inMarket with transition services for a period of time generally not to exceed eight months following the closing of the inMarket Transaction.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
The historical financial results attributable to the Ads Business are presented as discontinued operations in our condensed consolidated statements of operations for all periods presented. A reconciliation of the major line items comprising loss from operations of the Ads Business included as part of discontinued operations to the amount presented separately in our condensed consolidated statement of operations for the three months ended September 30, 2019 is presented in the following table:

Three Months Ended September 30, 2019
Revenue - services	$3,614
Cost of revenue - services	1,335
Gross profit	2,279
Operating expenses:
Research and development	697
Sales and marketing	750
General and administrative	—
Total operating expenses	1,447
Provision for (benefit from) income taxes	—
Income from operations of Ads Business	$832
Our 14.5%-member interest in inMarket was valued at $15.6 million at the closing of the inMarket Transaction and is recorded in other assets on our condensed consolidated balance sheet at September 30, 2020 and June 30, 2020. See Note 4. Our loss from the sale of the Ads Business of $4.8 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $363,000 comprising legal fees and third-party consulting fees associated with the inMarket Transaction.
12.Sale of intellectual property and workforce
In August 2019, we entered into certain agreements with affiliates of Grab, including: (i) a services agreement pursuant to which we agreed to provide certain services to Grab through certain of our employees designated to work on our OpenTerra Platform; (ii) a license agreement pursuant to which we granted to Grab a perpetual license to certain intellectual property associated with the OpenTerra Platform; and (iii) an asset purchase agreement pursuant to which we sold certain intellectual property associated with the OpenTerra Platform to Grab and facilitated offers for employment or consulting arrangements by Grab of certain of our OpenTerra employees.
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
We recorded a $6.2 million non-marketable equity investment in Grab Holdings, Inc. (see Note 4) and an $800,000 capitalized software asset representing the perpetual license received, and we recognized an immaterial gain on the sale. The non-marketable equity investment and capitalized software are recorded in Other assets and Property and equipment net, respectively, on our condensed consolidated balance sheet.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

13.Subsequent event
On November 2, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with V99, a Delaware corporation (“V99”), led by HP Jin, President, Chief Executive Officer and Chair of our Board of Directors, and Telenav99, Inc., a Delaware corporation and wholly owned subsidiary of V99 (“Merger Sub”), providing for the merger of Merger Sub with and into Telenav (the “Merger”), with Telenav surviving the Merger as a wholly owned subsidiary of V99. The Merger Agreement provides that, at the effective time of the Merger, each share of common stock, par value $0.001 per share, of Telenav (“Company Common Stock”) issued and outstanding immediately prior to such (other than shares held in treasury, shares held by Dr. Jin, Mr. Chen, Digital Mobile Venture Limited and their affiliates (the “Purchaser Group”) and dissenting shares) will be cancelled and extinguished, and automatically converted into the right to receive cash in an amount equal to $4.80, without interest thereon (the “Merger Consideration”). The Merger Agreement also provides for the cancellation of out-of-the-money options; the conversion of in-the-money options to the right to receive the Merger Consideration less the applicable exercise price and withholding taxes; the conversion of unvested restricted stock units into the right to receive the Merger Consideration less applicable withholding taxes; and the cash out of vested restricted stock units for the Merger Consideration less applicable withholding taxes.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In this Form 10-Q, “we,” “us,” “our,” the “Company” and “Telenav” refer to Telenav, Inc. and its subsidiaries. We operate on a fiscal year ending June 30 and refer to the fiscal year ended June 30, 2020 as “fiscal 2020” and the fiscal year ending June 30, 2021 as “fiscal 2021.”
Overview
Telenav is a leading provider of automotive software and services providing both in-vehicle and cloud-based solutions. Over the past twenty years our focus has been on navigation and LBS, where we pioneered many innovations including the market’s first mobile cloud-based navigation service. As a leader in hybrid navigation, Telenav counts among its customers three of the top five automobile manufacturers, or OEMs, by revenue and sales — Ford, GM and Toyota. Navigation and LBS are the primary applications for IVI systems and we are using our strengths and core competencies to address the growing demand for overall connected car services.
In addition to navigation and LBS, our connected car platform, VIVID, enables us to deliver IVI software solutions and services that are growing in importance as consumers increasingly include digital technologies as a factor in their automobile purchase decision. OEMs are also looking to software and connected services to build alternative and recurring revenue models beyond the sale of the vehicle. VIVID will provide OEMs a platform and a set of IVI applications to deliver an integrated and brand-specific, cloud-connected digital experience to their customers in a fast and cost-efficient manner.
Our VIVID Nav application delivers hybrid navigation, which can provide in-vehicle navigation that is cloud connected for real-time traffic and up-to-date destinations search, but which can also function when not cloud connected, such as when driving in areas with bad cell coverage.
We offer five variations of our VIVID Infotainment and navigation software products and services to our OEM and tier-one automobile supplier customers, or tier ones, for distribution with their vehicles and systems. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. However, they can utilize satellite or radio transmission to provide, for example, real-time traffic information. Second, we offer advanced navigation solutions that contain on-board functionality and also add cloud functionality, such as cloud search, cloud routing, map updates and “live” data. We refer to these solutions as hybrid navigation. Third, we offer mobile phone-based navigation solutions that project interactive map and navigation instructions to the vehicle's video screen and audio system, which we refer to as brought-in navigation. Fourth, we offer a VIVID Nav Software Development Kit, or SDK, that enables our customers to add mapping and location capabilities to their cloud, mobile and on-board automotive applications. Finally, we offer VIVID Infotainment, our connected car infotainment system that has navigation, commerce, voice, media, car controls and phone integration, which can be delivered as a turnkey solution or as an SDK.
We generate product revenue from the delivery of customized software and royalties from the distribution of this customized software in certain automotive navigation applications, map updates to the software and customized software development. For example, Ford currently utilizes our on-board automotive navigation product in its Ford SYNC® platform and pays us a royalty fee on SYNC 3 on-board solutions as our software is installed in the vehicle. Ford also pays us for periodic map updates. We also derive product revenue from GM's on-board navigation solutions and the on-board component of its hybrid navigation solutions. For its hybrid navigation solutions, GM pays us a product royalty fee as the SD card is shipped for installation in vehicles. This royalty includes a fee for the initial connected service to be provided once the vehicle is sold.
We generate services revenue primarily from brought-in automotive navigation solutions and the cloud functionality included in our hybrid automotive solutions. For example, we earn a fee for each new vehicle owner who downloads and activates the associated mobile application featuring GM's branded mobile and web-based applications, whereby we provide enhanced search capabilities for contracted service periods. We also earn a fee for each new Toyota Motor Corporation, or Toyota, and Lexus vehicle sold and enabled to connect with our Scout GPS Link mobile application, similarly provided over a contracted service period. For its hybrid navigation solutions, GM will pay us an additional service fee for connected solution subscriptions for each end user that elects to renew the OnStar Connected Navigation or Connected Navigation subscription with GM.
Through August 2019, we also generated revenue from advertising network services through the delivery of advertising impressions based on the specific terms of the advertising contract. In August 2019, we sold the Ads Business to inMarket Media, LLC, which we refer to as inMarket (see Note 11 to our condensed consolidated financial statements). For the three months ended September 30, 2020 and for all prior comparative periods, we reported the operating results of the Ads Business and the loss on its sale as discontinued operations in our condensed consolidated financial statements.
We reported revenue, cost of revenue and gross profit results in three business segments through June 30, 2019: automotive, advertising and mobile navigation. Commencing July 1, 2019, we operate in a single segment, automotive. Our CEO, who is the chief operating decision maker, does not review mobile navigation results, which represented less than 5% of both total revenue, and cost of revenue. As a result, we combine the mobile navigation services business with the automotive business in a single segment.
For a discussion of trends, uncertainties and other factors that could impact our business, financial condition and operating results, see the section entitled "Risk Factors" in Part II, Item 1A, which is incorporated herein by reference.
Recent Developments
On October 2, 2020, V99, a Delaware corporation (“V99”), led by HP Jin, President, Chief Executive Officer and Chair of our Board of Directors, submitted a proposal to acquire all of the Company’s outstanding shares of Common Stock for $4.32 per share in cash in a “go private” transaction to be structured as a reverse triangular merger (the “Proposed Transaction”). On October 5, 2020, Samuel Chen, also a member of our Board of Directors, filed a Schedule 13D in which Mr. Chen disclosed that he has orally expressed to Dr. Jin that Mr. Chen currently intends to provide funding for the Proposed Transaction (directly or indirectly, including through Digital Mobile Venture Limited) on economic terms to be agreed, and to provide Dr. Jin access to Mr. Chen’s network of potential financing sources.
Our Board of Directors has formed a Special Committee consisting of independent directors Wes Cummins, Douglas Miller and Randy Ortiz (the “Special Committee”). The Special Committee has retained independent financial and legal advisors to evaluate and consider the Proposed Transaction. Consistent with its fiduciary duties, and in consultation with its independent advisors, the Special Committee will carefully review the proposal and will consider all potential strategic alternatives to maximize shareholder value. The Company cannot provide any assurances regarding the terms and details of any transaction, that the Special Committee will accept a proposal made by V99 regarding the Proposed Transaction, that the Company will execute definitive documentation relating to any such transaction, or that the Company will consummate a transaction in accordance with that documentation, if at all.

On November 2, 2020, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with V99 and Telenav99, Inc., a Delaware corporation and wholly owned subsidiary of V99 (“Merger Sub”), providing for the merger of Merger Sub with and into Telenav (the “Merger”), with Telenav surviving the Merger as a wholly owned subsidiary of V99. The Merger Agreement provides that, at the effective time of the Merger, each share of common stock, par value $0.001 per share, of Telenav (“Company Common Stock”) issued and outstanding immediately prior to such (other than shares held in treasury, shares held by Dr. Jin, Mr. Chen and their affiliates, including Digital Mobile Venture Limited, and certain of their related parties, including trusts in which any of the foregoing are a beneficiary (the “Purchaser Group”) and dissenting shares) will be cancelled and extinguished, and automatically converted into the right to receive cash in an amount equal to $4.80, without interest thereon (the “Merger Consideration”). The Merger Agreement also provides for the cancellation of out-of-the-money options; the conversion of in-the-money options to the right to receive the Merger Consideration less the applicable exercise price and withholding taxes; the conversion of unvested restricted stock units into the right to receive the Merger Consideration less applicable withholding taxes, subject to the satisfaction of time-based vesting and other terms that applied to such unvested restricted stock units and subject to any other written agreements with the holders thereof; and the cash out of vested restricted stock units for the Merger Consideration less applicable withholding taxes.
The completion of the Merger is subject to certain conditions, including, but not limited to, the: (i) approval of a majority of the outstanding shares of our capital stock (the “Company Stockholder Approval”); (ii) the approval of a majority of shares not beneficially owned by any member of the Purchaser Group (“Majority of the Minority Approval”); (iii) the expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976; and (iv) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger.
In connection with the signing of the Merger Agreement, Dr. Jin and Mr. Chen and Digital Mobile Venture Limited (the “Financing Sources”) entered into a commitment letter with V99 (the “Commitment Letter”), pursuant to which the Financing Sources have committed, jointly and severally, to provide debt financing in an amount sufficient to pay (a) the aggregate of all Merger Consideration payable in connection with the transaction, all fees and expenses associated with the transactions contemplated by the Merger Agreement, and all amounts necessary to repay or prepay any of our indebtedness required to be repaid or prepaid at the closing of the Merger (the “Commitment Amount”) or (b) the Parent Termination Fee (as defined below), if applicable. The funding of the Commitment Amount is subject only to the satisfaction by us or waiver by V99 of the closing conditions in the Merger Agreement applicable to us. Subject to the terms and conditions of the Commitment Letter, we have certain third-party beneficiary rights to enforce the terms of the Commitment Letter.
We made customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including those regarding the operation of our business and that of our subsidiaries prior to the effective time of the Merger. The parties have also agreed to use their reasonable best efforts to consummate the Merger.
We also have the right to a 30-day “go-shop” period beginning on November 2, 2020 and continuing until 11:59 p.m. Pacific time on December 2, 2020 to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals. However, after such go-shop period and prior to receipt of the later of Company Stockholder Approval and Majority of the Minority Approval, we will be subject to customary “no-shop” restrictions on our ability to engage in such actions, subject to a customary “fiduciary out” provision that allows us, under certain specified circumstances, to provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an alternative acquisition proposal if the Board of Directors or the Special Committee determines in good faith (after consultation with its financial advisor and outside legal counsel) that such alternative acquisition proposal constitutes or is reasonably likely to constitute or lead to a Superior Proposal (as defined in the Merger Agreement), and the Board of Directors or Special Committee determines in good faith, after consultation with outside legal counsel, that the failure to take such action would be reasonably likely to be inconsistent with the directors’ fiduciary duties pursuant to applicable law.
The Merger Agreement contains certain termination rights for us and V99. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay V99 a termination fee. If the Merger Agreement is terminated by us in order to enter a definitive agreement with respect to a Superior Proposal or by V99 if we have effected a Change in Recommendation, then the termination fee payable by us to V99 will be $3.5 million (provided, that such termination fee will be $2.0 million if the Merger Agreement is terminated in connection with a Superior Proposal by a third party that made an alternative acquisition proposal prior to the expiration of the “go-shop” period). We will also have to pay a $3.5 million termination fee to V99 if the Merger Agreement is terminated by V99 under certain circumstances, and prior to such termination, a proposal to acquire at least 50% of our stock or assets is publicly announced or disclosed, and within one year of such termination, we consummate or enter into a definitive agreement for such a transaction, and such transaction is subsequently consummated. V99 will be required to pay us a termination fee of $3.5 million in certain circumstances, including if we terminate the Merger Agreement following V99’s material breach of its obligation to have at least $6.0 million in its bank account, we terminate because all mutual closing conditions have been satisfied or waived, all of the conditions to V99’s obligation to close have been satisfied or waived, and we notify V99 that all of the conditions to our obligations to close have been satisfied or waived, and that we stand ready, willing and able to consummate the Merger, and V99 fails to close within two business days of such notice, or either party terminates the Merger Agreement if a governmental entity has enacted a law or order permanently restraining, enjoining or otherwise prohibiting the Merger, and at the time of termination, all conditions to V99’s obligations to consummate the Merger, other than certain specified conditions, have been satisfied or waived.

In connection and concurrently with the execution of the Merger Agreement, members of the Purchaser Group (the “Support Agreement Stockholders”) entered into a voting and support agreement (the “Support Agreement”) with us. Pursuant to the Support Agreement, the Support Agreement Stockholders have agreed to, among other things, vote all shares of our Common Stock owned by them in accordance with the publicly disclosed recommendation to our stockholders by action of the Board of Directors, the Special Committee or any other duly constituted committee of the Board of Directors (a “Public Board Recommendation”), irrespective of whether such Public Board Recommendation is to vote: (i) in favor of the adoption of the Merger Agreement and the approval of the Merger and the transactions contemplated thereby or against an extraordinary corporate transaction or proposal provided that certain specified circumstances are met, (ii) subject to specified exceptions, in favor of an Accepted Superior Proposal (as defined below) if, in the event that the Merger Agreement is terminated, the Board of Directors or Special Committee has delivered a Change in Recommendation Notice (as defined in the Merger Agreement) to V99 no later than December 16, 2020 with respect to a Superior Proposal received from an Excluded Party (as defined in the Merger Agreement) (including any amendment to such Superior Proposal made in response to a Parent Proposal during any Notice Period) (an “Accepted Superior Proposal”), or (iii) in favor of or against any other matter determined by action of the Board of Directors, the Special Committee or any other duly constituted committee of the Board of Directors, in good faith, to be necessary or appropriate in connection with the Merger Agreement and the Merger or any Accepted Superior Proposal, in each case if recommended to our stockholders by a Public Board Recommendation.
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
However, the COVID-19 outbreak has caused and will continue to cause disruption to our business operations that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. In addition, public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses worldwide to mitigate its spread have contributed to a general, significant and continuing downturn in the global economy. The shutdowns announced late in our quarter ended March 31, 2020 of manufacturing operations by Ford, GM and other automobile manufacturer partners did not have a substantial impact to our financial results for the three months ended March 31, 2020. However, COVID-19 did have a significant and direct impact on the demand for our products and on our operating results in the three months ended June 30, 2020. While we saw a significant manufacturing rebound from our OEM partners that minimized the negative impact on our operating results for the three months ended September 30, 2020, we expect COVID-19 to continue to have an impact in the remainder of fiscal 2021. In addition, COVID-19 could have an impact on the companies in which we have strategic investments, which could also negatively affect our financial results. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and we cannot predict.
Our revenue and prospects for continued business directly depend upon the volume of new vehicles being produced by Ford, GM, Toyota and others, whose businesses and operating activities have been directly affected by the COVID-19 outbreak, related adverse public health developments and prospects for a global recession. The shutdowns and recent re-

openings of manufacturing operations by Ford, GM and our other automobile manufacturer partners will decrease our revenue, operating results, financial condition and cash flows until our automobile manufacturer partners resume full production. In addition, a sustained economic recession will negatively impact demand for new vehicles, even when full production resumes. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. For example, in the three months ended September 30, 2020, we used $5.0 million of cash in operating activities. While we maintain what we believe are sufficient cash balances to support our operations, we believe such periods of cash usage in our operations could continue for the near-to-mid-term, and until our automobile manufacturer partners resume full production.
In light of the COVID-19 pandemic and likely continuing economic recession, demand forecasts from our automobile manufacturer partners are likely to be revised and may not be reliable indicators of actual future production. Our outlook remains uncertain in the immediate to short term as we cannot predict when that resumption of production may occur, at what level our partners may resume production and how long they may be able to sustain such production levels. It is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the initial COVID-19 shutdown. As a result, it may be difficult for us to forecast our revenue and to adjust costs appropriately if customer demand forecasts are inaccurate.
In the short-to-medium-term, we may benefit from cost savings, including reduced growth in employee compensation costs primarily due to slower hiring, reductions in travel and employee-related expenses as our sales and marketing activities shift from an in-person to an online format and other factors associated with our work-from-home procedures. We anticipate a small increase in overall aging of accounts receivable; however, we do not expect to be negatively impacted by a material increase in our allowance for doubtful accounts. Although we expect to manage our operating expenses closely, we expect to experience periods of negative cash burn, both due to operations and as we continue to use our cash to make investments in companies where we believe they present opportunities for synergies across our product offering or to expand our technology and in-car commerce ecosystem and to continue to develop our products for future automobile model years.
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
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended September 30,
	2020	2019
Revenue	$69,596	$66,629
Revenue from Ford as a percentage of total revenue	45%	52%
Revenue from GM as a percentage of total revenue	45%	25%
Billings (Non-GAAP)	$64,183	$76,875
Billings to Ford as a percentage of total billings (Non-GAAP)	44%	39%
Billings to GM as a percentage of total billings (Non-GAAP)	47%	26%
Increase (decrease) in deferred revenue	$(5,413)	$10,246
Decrease in deferred costs	$(4,628)	$(2,007)
Gross profit	$29,513	$29,778
Gross margin	42%	45%
Income from continuing operations	$3,335	$32
Net income (loss)	$3,335	$(3,954)
Diluted income from continuing operations per share	$0.07	$—
Diluted net income (loss) per share	$0.07	$(0.08)
Adjusted EBITDA (Non-GAAP)	$5,636	$2,556
Net cash provided by (used in) operating activities	$(5,008)	$22,169
Free cash flow (Non-GAAP)	$(5,075)	$21,708

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
These non-GAAP measures have limitations as analytical tools and you should not consider them in isolation or as substitutes for our financial results as reported under GAAP. Some of these limitations are:
•we expect to incur additional costs in the future due to requirements to provide ongoing provisioning of services such as hosting, monitoring and customer support; accordingly, deferred costs do not reflect all costs associated with billings;
•we may have to replace in the future assets being depreciated and amortized, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditures;
•adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA does not reflect the use of cash for net share settlements of RSUs;
•adjusted EBITDA does not reflect tax payments that historically have represented a reduction in cash available to us or tax benefits that may arise as a result of generating net losses; and
•other companies may calculate adjusted EBITDA, free cash flow or similarly titled measures differently, which reduces the usefulness of these measures as a comparison.
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

Reconciliation of Revenue to Billings

	Three Months Ended September 30,
	2020	2019
Revenue	$69,596	$66,629
Adjustments:
Change in deferred revenue	(5,413)	10,246
Billings	$64,183	$76,875

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended September 30,
	2020	2019
Deferred revenue, end of period	$133,530	$145,381
Deferred revenue, beginning of period	138,943	135,135
Change in deferred revenue	$(5,413)	$10,246

Deferred costs, end of period	$76,041	$77,795
Deferred costs, beginning of period	80,669	79,802
Change in deferred costs(1)	$(4,628)	$(2,007)

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

Reconciliation of Revenue to Billings - Ford and GM

	Three Months Ended September 30,
	2020	2019
Revenue from Ford	$31,495	$34,912
Adjustments:
Change in deferred revenue attributed to Ford	(2,981)	(4,782)
Billings to Ford	$28,514	$30,130
Billings to Ford as a percentage of total billings	44%	39%

Revenue from GM	$31,659	$16,362
Adjustments:
Change in deferred revenue attributed to GM	(1,460)	3,272
Billings to GM	$30,199	$19,634
Billings to GM as a percentage of total billings	47%	26%

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three Months Ended September 30,
	2020	2019
Net income (loss)	$3,335	$(3,954)
Loss on discontinued operations	—	3,986
Income from continuing operations	3,335	32
Adjustments:
Stock-based compensation expense	2,857	1,752
Depreciation and amortization expense	760	922
Other income, net	(714)	(561)
Provision for income taxes	14	411
Equity in net (income) loss of equity method investees	(616)	—
Adjusted EBITDA	$5,636	$2,556

Reconciliation of Net Income (Loss) to Free Cash Flow

	Three Months Ended September 30,
	2020	2019
Net income (loss)	$3,335	$(3,954)
Loss on discontinued operations	—	3,986
Income from continuing operations	3,335	32
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Change in deferred revenue (1)	(5,656)	10,345
Change in deferred costs (2)	4,694	1,979
Changes in other operating assets and liabilities	(10,826)	6,482
Other adjustments (3)	3,445	3,331
Net cash provided by (used in) operating activities	(5,008)	22,169
Less: Purchases of property and equipment	(67)	(461)
Free cash flow	$(5,075)	$21,708

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
Commencing July 1, 2019, we operate in a single segment, automotive. Our CEO, who is the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we combine the mobile navigation services business with the automotive business in a single segment.
In the three months ended September 30, 2020 and 2019, revenue from Ford represented 45% and 52% of our total revenue, respectively, and revenue from GM comprised 45% and 25% of total revenue, respectively.
We include a general summary of the terms of our contracts with Ford and GM in “Management’s Discussion and Analysis of Results of Operations —Key components of our results of operations” in our Annual Report on Form 10-K for fiscal 2020, filed with the SEC on August 21, 2020 (our “Form 10-K”).
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
In August 2019, we entered into certain agreements with affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, including a services agreement, a license agreement and an asset purchase agreement. These agreements together comprise the “Grab Transaction” (see Note 12 to our condensed consolidated financial statements). During fiscal 2020, we recognized product revenue over time under the Grab Transaction as the software development occurred and Grab obtained control as the software was modified and enhanced. We recognized services revenue for implementation services as they were performed, and we recognize software support and maintenance over the term of the obligation. The asset sale to Grab was completed on January 1, 2020.
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
We include a general summary of the nature of our product and service offerings and how we earn fees through Ford, GM, Toyota and Xevo, Inc., a tier-one supplier to Toyota, in “Management’s Discussion and Analysis of Results of Operations —Key components of our results of operations” in our Form 10-K.
We generate mobile navigation revenue from our partnerships with wireless carriers who sell our navigation services to their subscribers either as a standalone service or in a bundle with other data or services. We include mobile navigation revenue, which represents less than 5% of total revenue, with automotive revenue for all periods presented.
Revenue concentrations. We generated 87% and 74% of our revenue in the United States in the three months ended September 30, 2020 and 2019, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer’s or tier one’s United States’ entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries.
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
Provision for income taxes. Our provision for income taxes primarily consists of corporate income taxes related to profits earned in foreign jurisdictions, foreign withholding taxes, and changes to our tax reserves. Our effective tax rate could fluctuate significantly from period to period, particularly in those periods in which we incur losses, due to our inability to benefit from net operating losses since we are not likely to realize the tax assets due to the lack of current and forecasted future income. For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, we utilize the actual tax expense as the estimate. Furthermore, on a quarterly basis our tax rates can fluctuate due to changes in our tax reserves resulting from the settlement of tax audits or the expiration of the statute of limitations. Our effective tax rate could also fluctuate due to a change in our earnings or loss projections, changes in the valuation of our deferred tax assets or liabilities, release of or increase in the valuation allowance placed on deferred tax assets, or changes in tax laws, regulations, or accounting principles, as well as the expiration and retroactive reinstatement of tax holidays.
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

There have been no material changes in our critical accounting policies and estimates during the three months ended September 30, 2020 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Form 10-K, except as described in Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”

Results of operations
We set forth in the following tables our results of operations for the three months ended September 30, 2020 and 2019, as well as a percentage that each line item represents of our total revenue for those periods. We use the additional key metrics presented above in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,
Consolidated Statements of Operations Data	2020	2019
	(in thousands)
Revenue:
Product	$56,809	$55,990
Services	12,787	10,639
Total revenue	69,596	66,629
Cost of revenue:
Product	32,530	31,989
Services	7,553	4,862
Total cost of revenue	40,083	36,851
Gross profit	29,513	29,778
Operating expenses:
Research and development	18,986	20,663
Sales and marketing	1,996	1,946
General and administrative	6,512	7,287
Total operating expenses	27,494	29,896
Income (loss) from operations	2,019	(118)
Other income, net	714	561
Income from continuing operations before provision for income taxes	2,733	443
Provision for income taxes	14	411
Equity in net (income) of equity method investees	(616)	—
Income from continuing operations	3,335	32
Loss on discontinued operations	—	(3,986)
Net income (loss)	$3,335	$(3,954)

	(as a percentage of revenue)
Revenue:
Product	82%	84%
Services	18%	16%
Total revenue	100%	100%
Cost of revenue:
Product	47%	48%
Services	11%	7%
Total cost of revenue	58%	55%
Gross profit	42%	45%
Operating expenses:
Research and development	27%	31%
Sales and marketing	3%	3%
General and administrative	9%	11%
Total operating expenses	39%	45%
Income (loss) from operations	3%	—%
Other income, net	1%	1%
Income from continuing operations before provision for income taxes	4%	1%
Provision for income taxes	—%	1%
Equity in net (income) of equity method investees	(1)%	—%
Income from continuing operations	5%	—%
Loss on discontinued operations	—%	(6)%
Net income (loss)	5%	(6)%

Comparison of the three months ended September 30, 2020 and 2019
Revenue, cost of revenue and gross profit.
Revenue. Our product revenue increased 1% to $56.8 million in the three months ended September 30, 2020 from $56.0 million in the three months ended September 30, 2019. The increase in product revenue for the comparable three months was due primarily to an increase in royalty revenue of $7.0 million resulting from an overall higher volume of automotive navigation units, partially offset by decreases in map update revenue of $3.3 million due to timing of map update deliveries and customized software development revenue of $3.0 million due to the absence of Grab revenue in the current period. Services revenue increased 20% to $12.8 million in the three months ended September 30, 2020 from $10.6 million in the three months ended September 30, 2019. The increase in services revenue for the comparable three months was due primarily to increased revenue from our brought-in automotive solutions.
Cost of revenue. Our cost of product revenue increased 2% to $32.5 million in the three months ended September 30, 2020 from $32.0 million in the three months ended September 30, 2019. The increase in the comparable three months was due primarily to increased third-party content costs associated with increased automotive navigation unit volume, partially offset by decreased costs associated with lower map update revenue. Our cost of services revenue increased 55% to $7.6 million in the three months ended September 30, 2020 from $4.9 million in the three months ended September 30, 2019. The increase in the comparable three months was due primarily to an increase in content costs associated with increased revenue from brought-in solutions.
Gross profit. Our gross profit decreased 1% to $29.5 million in the three months ended September 30, 2020 from $29.8 million in the three months ended September 30, 2019. Our gross margin decreased to 42% in the three months ended September 30, 2020 from 45% in the three months ended September 30, 2019. The decrease in gross margin for the comparable three months was due primarily to the decrease in customized software development revenue, which earned a significantly higher gross margin in the three months ended September 30, 2019, partially offset by the decrease in map update revenue, which carries a higher relative cost and lower gross margin.
Revenue concentrations. In the three months ended September 30, 2020 and 2019, revenue from Ford represented 45% and 52% of our total revenue, respectively, and revenue from GM comprised 45% and 25% of our total revenue, respectively. In the three months ended September 30, 2019, revenue from Grab represented 10% of our total revenue.
We primarily sell our services in the United States. In the three months ended September 30, 2020 and 2019, revenue derived from U.S. sources represented 87% and 74% of our total revenue, respectively.
Operating expenses
Research and development. Our research and development expenses decreased 8% to $19.0 million in the three months ended September 30, 2020 from $20.7 million in the three months ended September 30, 2019. The decrease in the comparable three months was due primarily to decreases in outside consulting services of $1.4 million, travel-related expenses of $0.6 million and payroll and related compensation and benefits expense of $0.3 million. Payroll and related compensation and benefits expense for the three months ended September 30, 2020 included $0.5 million of severance expense related to a reduction in headcount of 13 employees. The decreases in the comparable period were partially offset by increases of $0.5 million and $0.5 million as a result of lower capitalized deferred development costs and lower use of personnel for software maintenance that is reclassified to cost of revenue, respectively, in the three months ended September 30, 2020. As a percentage of revenue, research and development expenses decreased to 27% in the three months ended September 30, 2020 from 31% in the three months ended September 30, 2019. We believe that as we deliver our contracted customer requirements for our automotive customers and establish relationships with new automobile manufacturers and tier ones, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses increased 2.6% to $2.0 million in the three months ended September 30, 2020 from $1.9 million in the three months ended September 30, 2019. The increase in the comparable three months was due primarily to an increase in payroll and related compensation and benefits expense of $0.3 million, partially offset by a decrease in marketing and travel-related expenses of $0.2 million. As a percentage of revenue, sales and marketing expenses were 3% in each of the three months ended September 30, 2020 and 2019.
General and administrative. Our general and administrative expenses decreased 11% to $6.5 million in the three months ended September 30, 2020 from $7.3 million in the three months ended September 30, 2019. The decrease in the comparable three months was due primarily to a decrease in outside consulting services of $1.1 million, partially offset by an increase in business and allocated expenses of $0.3 million. As a percentage of revenue, general and administrative expenses decreased to 9% in the three months ended September 30, 2020 from 11% in the three months ended September 30, 2019.

Other
Other income, net. Our other income, net increased to $0.7 million in the three months ended September 30, 2020 compared to $0.6 million in the three months ended September 30, 2019. The change in the comparable three months reflects an increase in investment income, partially offset by increased foreign currency transaction losses.
Provision for income taxes. For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, actual tax expense or the “cutoff method” is utilized as the estimate.
Our provision for income taxes was $14,000 in the three months ended September 30, 2020 compared to $0.4 million in the three months ended September 30, 2019. Our provision for income taxes of $14,000 and $0.4 million in the three months ended September 30, 2020 and 2019, respectively, was comprised primarily of foreign withholding taxes and income taxes in foreign jurisdictions. Our effective tax provision rate of 0% of income from continuing operations for the three months ended September 30, 2020 was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to the release of the valuation allowance. Our effective tax provision rate of 93% of income from continuing operations for the three months ended September 30, 2019 was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to losses for which no benefit will be recognized since the tax assets are not likely to be realized due to the lack of current and forecasted future income.
We anticipate that our foreign tax withholding obligations will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of September 30, 2020 and June 30, 2020, our cumulative unrecognized tax benefits were $5.5 million and $5.4 million, respectively. Included in the balance of unrecognized tax benefits at September 30, 2020 and June 30, 2020 was $0.1 million that if recognized would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued zero for the payment of interest and penalties at September 30, 2020 and June 30, 2020.
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
Due to operating losses in previous years and continued earnings volatility, we maintain a valuation allowance on the majority of our foreign deferred tax assets. Our valuation allowance at June 30, 2020 was $46.8 million. In evaluating our ability to recover our deferred tax assets each quarter, we consider all available positive and negative evidence, including current and previous operating results, ability to carryback losses for a tax refund, and forecasts of future operating results.
Equity in net income of equity method investees. Equity in net income of equity method investees for three months ended September 30, 2020 includes our proportionate share of equity in our non-marketable equity investments.
Loss on discontinued operations.
Our loss on discontinued operations of $4.0 million in the three months ended September 30, 2019 consisted of a $0.8 million loss from operations of our Ads Business and a loss of $4.8 million from the sale of our Ads Business in August 2019. Our loss from the sale of the Ads Business of $4.8 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $0.4 million comprising legal fees and third-party consulting fees associated with the inMarket Transaction.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for continuing operations for each of the periods set forth below (in thousands):

	Three Months Ended September 30,
	2020	2019
Net cash provided by (used in) operating activities	$(5,008)	$22,169
Net cash provided by (used in) investing activities	13,632	(32,827)
Net cash provided by (used in) financing activities	(718)	7,474
Effect of exchange rate changes on cash, cash equivalents and restricted cash	454	(336)
Net increase (decrease) in cash, cash equivalents and restricted cash, continuing operations	$8,360	$(3,520)
At September 30, 2020, we had cash, cash equivalents and short-term investments of $98.8 million, which primarily consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities and U.S. treasury securities held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of September 30, 2020, our accounts receivable balance was $47.4 million, of which Ford and GM represented 38% and 46%, respectively.
Our future capital requirements will depend on many factors, including our ability to continue to increase our billings and control our expenses in fiscal 2021 and beyond, whether and when we return to profitability on a quarterly basis particularly in light of automobile manufacturing plant closures and the economic recession resulting from the COVID-19 pandemic, the timing and extent of expenditures to support development efforts, the extent of our research and development and sales and marketing activities and the size of our related headcount, the introduction of our new and enhanced service and product offerings and the timing and scale of the introduction of vehicles including our navigation products relative to when we are required to develop the product. We believe our cash, cash equivalents and short-term investments will be sufficient to satisfy our financial obligations through at least the next 12 months. However, while we generated cash from operations in fiscal 2020 and 2019, we may use cash in operating activities in fiscal 2021 if there are further automobile manufacturing plant closures or weak demand for new vehicles, or if revenue or collections are lower than we anticipate or we incur greater than expected cost of revenue or operating expenses. Our revenue and operating results could be lower than we anticipate if, among other reasons, our customers, on two of which we substantially depend for a large portion of our billings and revenue, limit or terminate our relationships with them, if those OEMs are unable to keep open automobile manufacturing plants or demand for new vehicles is weak due to COVID-19 related recessionary trends, we fail to successfully compete in our highly competitive market or our revenue falls more than we anticipate or does not grow as we expect or we are required to record losses related to our ownership interest in inMarket and other equity investments. In the future, we may acquire businesses or technologies or license technologies from third parties, and we may decide to raise additional capital through debt or equity financing to the extent we believe this is necessary to successfully complete these acquisitions or license these technologies. However, additional financing may not be available to us on favorable terms, if at all, at the time we make such determinations, which could have a material adverse effect on our business, operating results, financial condition and liquidity and cash position.
Net cash provided by (used in) operating activities. Net cash provided by (used in) operating activities was $(5.0) million and $22.2 million in the three months ended September 30, 2020 and 2019, respectively. Cash provided by or used in operating activities is affected by anticipated growth in our automotive business and increases in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the three months ended September 30, 2020, cash used in operating activities was primarily the result of net income of $3.3 million and non-cash charges for stock-based compensation of $2.9 million, depreciation and amortization of $0.8 million and operating lease amortization net of accretion, of $0.7 million, which were more than offset by non-cash equity in net income of equity method investees of $0.6 million and $11.8 million from changes in our operating assets and liabilities.
In the three months ended September 30, 2019, cash provided by operating activities was primarily the result of a net loss of $4.0 million, adjusted for loss from discontinued operations of $4.0 million, and non-cash charges for stock-based compensation of $1.8 million and depreciation and amortization of $0.9 million, as well as $18.8 million from changes in our operating assets and liabilities.
Net cash provided by (used in) investing activities. Our investing activities provided (used) $13.6 million and $(32.8) million during the three months ended September 30, 2020 and 2019, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, internal software development costs, and acquisitions. In the three months ended September 30, 2020, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $19.4 million, partially offset by purchases of long-term investments of $5.7 million.
In the three months ended September 30, 2019, cash used in investing activities was principally the result of purchases of short-term investments, net of proceeds from sales and maturities, of $30.4 million and purchases of long-term investments of $2.0 million.
Net cash provided by (used in) financing activities. During the three months ended September 30, 2020 and 2019, our financing activities provided (used) cash of $(0.7) million and $7.5 million, respectively. In the three months ended September 30, 2020, we used cash for the repurchase of our common stock of $1.6 million and the utilization of $0.4 million for payment of tax withholdings related to net share settlements of RSUs, which was partially offset by the receipt of $1.2 million provided from the purchase of shares under our ESPP.
In the three months ended September 30, 2019, we received cash of $8.3 million provided from the exercise of stock options, which was partially offset by the utilization of $0.8 million for payment of tax withholdings related to net share settlements of RSUs.
Contractual obligations, commitments and contingencies
As of September 30, 2020, we had $19.8 million of future minimum non-cancelable financial commitments primarily related to office space under operating leases and license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within four years.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and financial markets, there have been no material changes in market risk from the information provided in our Form 10-K.

Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1.Legal Proceedings.
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

Item 1A.Risk Factors.
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
Risks related to our proposed acquisition by V99
We entered into a merger agreement with V99, which is led by HP Jin, our Co-Founder, President and Chief Executive Officer, to acquire all of our outstanding shares, and uncertainty regarding the Merger and/or announcements related to a transaction will impact our business, financial condition, results of operations, and the market price of our common stock.
On October 2, 2020, we received a non-binding proposal from V99, which is led by HP Jin, our Co-Founder, President and Chief Executive Officer, to acquire all outstanding shares of Telenav common stock (other than those shares held by Dr. Jin, Samuel Chen or any of their related parties) for $4.32 per share in cash in a “going private” transaction. Upon receipt of the proposal, our Board of Directors formed the Special Committee, which consists entirely of independent, disinterested directors to evaluate the Proposed Transaction and strategic alternatives with the assistance of its advisors. We do not plan to disclose developments or provide updates on the progress or status of any potential transaction until the Special Committee deems further disclosure is appropriate or required. Speculation or announcements regarding any developments related to the Proposed Transaction and perceived uncertainties related to our future could cause our stock price to fluctuate significantly.
On November 2, 2020, we entered into the Merger Agreement with V99 and Merger Sub, providing for the merger of Merger Sub with and into Telenav, with Telenav surviving the Merger as a wholly owned subsidiary of V99. The Merger Agreement provides that, at the effective time of the Merger, each share of Company Common Stock issued and outstanding immediately prior to such (other than shares held in treasury, shares held by the Purchaser Group and dissenting shares) will be cancelled and extinguished, and automatically converted into the right to receive cash in an amount equal to the Merger Consideration. The Merger Agreement also provides for the cancellation of out-of-the-money option; the conversion of in-the-money options to the right to receive the Merger Consideration less the applicable exercise price and withholding taxes; the conversion of unvested restricted stock units into the right to receive the Merger Consideration less applicable withholding taxes, subject to the satisfaction of time-based vesting and other terms that applied to such unvested restricted stock units and subject to any other written agreements with the holders thereof; and the cash out of vested restricted stock units for the Merger Consideration less applicable withholding taxes.
Because the Merger is subject to conditions including the Company Stockholder Approval, the Majority of Minority Approval, and regulatory filing waiting periods, we cannot be certain that those conditions will be satisfied and the Merger will close. In addition, the closing of the Merger is subject to V99’s ability to obtain financing and we cannot be sure that such financing will be available on reasonable terms, if at all. If V99 fails to complete the Merger due to its failure to obtain financing, our remedy will be limited to a break-up fee of $3.5 million if the Merger Agreement is terminated as a result.
Although we also have the right to a 30-day “go-shop” period beginning on November 2, 2020 and continuing until 11:59 p.m. Pacific time on December 2, 2020 to solicit alternative acquisition proposals from third parties, we may not receive any proposals including those that would be a Superior Proposal. If an alternative acquisition proposal is received after the “go shop” period or is not from an Excluded Party and the Special Committee changes its recommendation after a specified date, Dr. Jin and the remaining Purchaser Group parties are not obligated to vote in favor of the Superior Proposal, even though the Special Committee may recommend that our stockholders approve the alternative transaction. This limitation on the Purchaser Group’s obligation to vote in favor of Superior Proposals may discourage other persons from making an offer and negotiating a better offer with us.
Other potential bidders may also be concerned that Dr. Jin and other members of management would not be in favor of an alternative proposal, despite the obligations of Dr. Jin and the remaining Purchaser Group members to support a Superior Proposal in certain circumstances. Those other potential bidders may be concerned that Dr. Jin and other members of management may not remain with us after the closing of an acquisition of us by another party, which may discourage those potential bidders from making a competing offer.

A “going private” transaction, such as the Merger, or any other potential strategic alternative transaction, exposes us and our Board of Directors and Special Committee to heightened risk of litigation, which may delay the closing of the Merger or result in significant costs and expenses to us, which may impair our ability to complete the Merger or our results of operations.
Failure to complete, or delays in completing, the merger with V99 could materially and adversely affect our results of operations and stock price.
On November 2, 2020, we entered into a Merger Agreement with V99, which contemplates the acquisition by V99 of us in a merger of Merger Sub and us, with us being the surviving corporation. Consummation of the Merger is subject to the conditions described therein, including the Majority of the Minority Approval. We cannot assure you that we will be able to successfully consummate the Transaction as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Merger to be consummated include the following:
•we will remain liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the Merger, some of which will be payable regardless of whether the Merger is consummated;
•under some circumstances, we may have to pay a termination fee to V99 in the amount of $3.5 million or $2.0 million, depending on the circumstance;
•the attention of our management and employees may be diverted from day-to-day operations during the period up to the completion of the Merger;
•our business may be disrupted by customer uncertainty over when or if the Merger will be completed;
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct business as we otherwise would have done if we were not subject to these restrictions; and
•our ability to retain current key employees or attract new employees may be harmed by uncertainties associated with the proposed Merger.
The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and stock price.
The announcement and pendency of the Merger could cause disruptions in our business, which could have an adverse effect on our business and financial results, and consequently on the combined company.
We have operated and, until the consummation of the Merger, will continue to operate, independently. Uncertainty about the effect of the Merger on customers and employees may have an adverse effect on us and consequently on the combined company. In response to the announcement of the Merger Agreement, our existing or prospective customers or suppliers may:
•delay, defer or ease purchasing products or services from or providing products or services to us;
•delay or defer other decisions concerning us; or
•create uncertainty among current and prospective customers about our financial resources after the Merger as we will not have short-term access to public capital markets; or
•otherwise seek to change the terms on which they do business with us.
Any such delays or changes to terms could seriously harm our business. In addition, as a result of the Merger, current and prospective employees could experience uncertainty about their future with us. These uncertainties may impair the ability of each company to retain, recruit or motivate key personnel.

The following risk factors assume that we are and remain a stand-alone company except as otherwise noted.
Risks related to the continuing effects of COVID-19
We face significant risks related to the COVID-19 pandemic and related economic recession, which we expect to continue, and which could significantly disrupt our operations and have a material adverse effect on our results of operations and financial condition.
Our business will be adversely impacted by the continuing effects of the COVID-19 pandemic and related economic recession resulting from a cessation or significant reduction of business activities, which could continue for an extended period.
The COVID-19 pandemic and related adverse public health developments have caused and will continue to cause disruption to our business operations resulting from shelter-at-home orders, quarantines, self-isolations, or other movement restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. For example, our automotive manufacturer partners closed manufacturing plants in response to the COVID-19 pandemic and only re-opened them in the three months ended June 30, 2020 for production in North America and Europe. Because we receive revenue when new vehicles are manufactured, our revenue was negatively affected by the cessation of manufacturing operations, and will continue to be until operations resume full capacity. Recent increases in the number of new COVID-19 cases may result in additional plant shut-downs or increased social distancing measures that further reduce OEM manufacturing operations, including below our current forecasts. In addition, public health problems resulting from the COVID-19 pandemic and precautionary measures instituted by governments and businesses to mitigate its spread, including travel restrictions and quarantines, have contributed to a general, significant and continuing downturn in the global economy, which has had a direct impact on the demand for our products and on our operating results. The COVID-19 pandemic has also caused significant volatility in financial markets, including the market price of our stock and has raised the prospect of an extended global recession. We anticipate that the economic recession resulting from the COVID-19 pandemic and related unemployment will substantially weaken demand for new vehicles and, as a result, our revenue may be substantially negatively affected.
Our revenue and prospects for continued business directly depend upon the volume of new vehicles being produced by our automobile manufacture partners and program development for new vehicles by prospective customers. The COVID-19 pandemic, related adverse public health developments and prospects for a global recession have directly impacted the businesses of our automobile manufacturer partners, such as GM, Ford and Toyota, including resulting from shelter-in-place orders and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures and other travel or health-related restrictions. The previous shutdowns and gradual resumption of manufacturing operations by Ford, GM and our other automobile manufacturer partners, and continued periods of reduced operating levels, will decrease our revenue, operating results, financial condition and cash flows until the automobile manufacturer partners resume full production levels. As these conditions continue, they will also negatively impact our ability to maintain cash balances to support our operations and future investments. For example, in the three months ended June 30, 2020 and September 30, 2020, our cash used in operating activities was $14.4 million and $5.0 million, respectively.
In addition, we cannot assure that any decrease in our revenue while these shutdowns or reduced vehicle production continue will be offset by increased revenue in subsequent periods as our OEM partners resume vehicle production, as we expect high levels of unemployment and the resulting recession to further weaken demand for new vehicles. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. We cannot predict when that may occur, and at what level our automobile manufacturer customers produce vehicles if further plant closures occur or additional social distancing measures are required. It is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the COVID-19 shutdown. While we maintain what we believe are sufficient cash balances to support our operations, we believe such periods of cash usage in our operations could continue for the near-to-mid-term, and until our automobile manufacturer partners resume full production.
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
Risks related to our industry and concentration of our OEM customer base
We are dependent on a few OEM partners — principally Ford and GM — for a substantial portion of our billings and revenue, and our business, financial condition and results of operations will be significantly harmed if our billings and revenue from Ford and GM decline or if they transition to competitive offerings. The transition of OEMs to Android-based operating systems could increase the risk of OEMs, such as Ford and GM, transitioning away from our products and services and a decline in our billings and revenue as a result.
Ford represented approximately 45% and 52% of our revenue and approximately 44% and 39% of our billings in the three months ended September 30, 2020 and 2019, respectively. GM represented approximately 45% and 25% of our revenue and approximately 47% and 26% of our billings in the three months ended September 30, 2020 and 2019, respectively. Ford represented approximately 44%, 62% and 76% of our revenue and 44%, 54% and 74% of our billings in fiscal 2020, 2019 and 2018, respectively. GM represented approximately 34%, 20% and less than 10% of our revenue and 33%, 21% and less than 10% of our billings in fiscal 2020, 2019 and 2018, respectively.
We expect that Ford, GM and other automobile manufacturers and tier ones will account, at least in the near-term, for an increasing percentage of our revenue and billings. However, our total revenue and billings could decline if Ford or GM determine to offer on their vehicles third-party platforms or solutions in place of ours. For example, Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform. GM also offers Apple’s CarPlay and announced on September 5, 2019 that it intended to utilize Google Auto Services, or GAS, solutions and Google’s Android Auto on certain models beginning with GM’s model year 2022, which may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM. If Ford were similarly to announce a broader transition toward a competitive platform or offering such as specifically GAS, but also Amazon, Apple or others, this would significantly impact our revenue in future years. Our existing contract with Ford to develop navigation products and services on Ford’s SYNC 4 platform extends to new vehicles through 2022 for distribution to the North American markets. We anticipate that Ford could begin to transition its operating system to Android and away from the QNX operating system on which we currently provide navigation products and services for Ford. This could begin as early as Ford’s model year 2023. However, we do not have visibility of the timing or scope of such a transition, the models that would be affected or the scope of any products or services we might provide to Ford’s customers through an Android-based operating system. We believe our Android-based navigation products and services will be competitive with alternatives Ford may consider for inclusion in an Android-based operating system. However, we may not be able to mitigate the effect of any lost billings and reduced revenue, and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We incurred losses in each period from fiscal 2015 through our first quarter of fiscal 2020. Although we were profitable for part of fiscal 2020, we may incur additional losses in fiscal 2021, and we cannot predict when, or if, we will return to consistent profitability.
As a percentage of revenue, our net income was 5% and our net loss was 6% in the three months ended September 30, 2020 and 2019, respectively.
We may incur additional net operating losses during fiscal 2021, as we face many uncertainties and we expect to see continued impact from the COVID-19 pandemic.
Our revenue, like most, if not all, automotive-related businesses, depends upon the volume of new vehicles being produced. The previous shutdowns due to the COVID-19 pandemic and gradual resumption of manufacturing operations by Ford, GM and other automobile manufacturer partners will negatively impact our revenue and operating results, perhaps significantly, while they continue and until they resume full production. Additional shut-downs or social distancing measures as a result of recent spikes in COVID-19 cases may also result in decreases in vehicle production. The high levels of unemployment and recession resulting from the COVID-19 pandemic are also likely to result in weak demand for new vehicles, which would negatively affect our revenue and operating results for a sustained period.
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
Our efforts to develop new services and products and attract new customers require investments in anticipation of longer-term revenue. For example, the design cycle for automotive navigation products and services is typically 18 to 24 months, and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our current relationships with GM and Ford. In addition, the revenue we may receive at initial launch may not be significant depending on the automobile manufacturer’s or tier one’s launch timing schedule across vehicle models and regions. For example, although our hybrid product with GM launched in February 2017, it only launched in select vehicle models and we do not have any control over when and whether it launches in other GM models. In addition, GM announced in September 2019 that effective in 2021 (model year 2022), it will begin offering vehicles with GAS. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM. Our contract with Ford covers a broad range of products and services, including navigation solutions for Ford in North America for new vehicles through 2022. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford and any transition to a different platform adopted by Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. In addition, we anticipate that as early as model year 2023 Ford could begin to transition to an Android-based operating system and away from the QNX-based operating system on which we currently provide navigation products and services to Ford.
We are required to recognize certain automotive revenue over time if there are contractual service periods or other obligations to fulfill, such as specified contractual deliverables. Certain contractual service periods or other obligations currently extend up to eight years. We also intend to make additional investments in systems and continue to expand our operations to support diversification of our business. As a result of these factors, we believe we may incur a net loss during fiscal 2021, and we cannot predict when, or if, we will return to consistent profitability or the growth that we anticipate.
The success of our automotive navigation products may be affected by the number of vehicle models offered with our navigation solutions, as well as overall demand for new vehicles.
Our ability to succeed long term in the automotive industry depends on our ability to expand the number of models offered with our navigation solutions by our current automobile manufacturer customers. We are also dependent upon our ability to attract new automobile manufacturers and tier ones. For automobile manufacturers with whom we have established relationships, such as Ford and GM, our success depends on continued production and sale of new vehicles offered with, and adoption by end users of, our products when our product is not a standard feature. Our on-board and hybrid solutions may not satisfy automobile manufacturers’ or end customers’ expectations for those solutions. If automobile manufacturers and tier ones do not believe that our services meet their customers’ needs, our products and services may not be designed into future model year vehicles. As we move forward, our existing automobile manufacturers and tier ones may not include our solutions in future year vehicles or territories, which would negatively affect our revenue from these products. Production and sale of new vehicles are subject to delay due to forces outside of our control, such as natural disasters, pandemics, parts shortages and work stoppages, as well as general economic conditions. For example, in March 2020, Ford and GM ceased production in the United States and Europe due to the COVID-19 pandemic and related shelter-in-place orders. A recent spike in COVID-19 cases may result in additional shut-downs or social distancing measures that could decrease new vehicle production. In addition, we have seen automobile OEMs cancel or delay programs that we expected would include our products and services.

If we fail to comply with our automobile manufacturer and tier-one contracts, our business, financial condition and results of operations could suffer.
Our contracts with our automobile manufacturer and tier-one customers include increasingly specialized, complex and strict performance requirements. We have experienced and may continue to experience increased challenges in achieving certain milestones under our contracts with our automobile manufacturer and tier-one customers, such as Ford and GM, our largest OEM customers, as well as other tier-one customers, and may not be able to demonstrate those milestones on a timely basis or otherwise as required under our agreements. This could cause our automobile manufacturers, such as Ford and GM, and other tier-one customers to reduce their level of business with us or to utilize third-party platforms or solutions in place of ours in future model years. In addition, our automobile manufacturer and tier-one customers regularly evaluate our capabilities against those of our competitors and may even engage one or more of our competitors as a dual source supplier. Any failure by us to timely perform under our automobile manufacturer and tier-one contracts could at any time result in the termination of those contracts, the awarding of work to one or more of our competitors, or other adverse actions. Further, any negative publicity related to our automobile manufacturer or tier-one contracts or any proceedings surrounding them, regardless of its accuracy, may damage our business by affecting our ability to compete for new contracts. If one of our automobile manufacturers or tier-one contracts is terminated, or if our ability to compete for new contracts is adversely affected, our business, reputation, financial condition and results of operations could suffer.
We may not be successful at adapting our business model for the Chinese automotive navigation market, which may reduce our revenue per vehicle.
Demonstrating growth in the Chinese market is an important component of our global growth strategy. While we have significant research and development facilities in China, we have a limited business presence and, so far, have not been successful in expanding our automotive entry in the Chinese market. The COVID-19 pandemic also disrupted significantly our operations in China and delayed various initiatives with existing and potential OEM partners. Although business activities in China have resumed, we may not be able to retain the interest of and further our relationships with existing and potential OEM partners due to the recessionary economic effects of the COVID-19 pandemic. The automotive software market in China is also highly competitive. This competition comes from large international automotive software providers as well as strong domestic providers. The Chinese navigation software market is seeing transition towards new business models by third-party navigation product vendors, such as substantially lower per-unit license fees that are intended to be offset by opportunities to monetize navigation usage in additional ways that may include, but not be limited to, advertising, usage-based insurance and utilizing data to create high-definition maps. Global platform navigation products tend to fare poorly in China. For example, our revenue from Ford China declined materially in fiscal 2018, 2019 and 2020, and we expect it to continue to decline in the absence of a new, localized product. We may need to change or modify our license fee model in China in order to compete effectively. Our inability to do so may have a material impact on our ability to continue to participate in the Chinese market. Even if we adopt new license fee models for China-based automobile manufacturers, we may not recognize revenue from those new models sufficient to compensate us for the costs of supporting those automobile manufacturers in the short-term, if at all. In addition, many of the same business model, pricing and licensing changes, could also impact us in additional markets including, but not limited to, North America and Europe.
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
We may be unable to enter into agreements to provide automotive navigation products if we do not offer navigation products that serve geographies throughout the world or automobile manufacturers and tier ones are uncomfortable with our ability to support markets outside of the United States. Our automobile manufacturer and tier-one customers may choose to partner with providers of location services with extensive international operations. We may be at a disadvantage in attracting such customers due to our business being concentrated in the United States, and we may not be successful in other geographies if customers are uncomfortable with the look and feel of our solutions. If we are unable to attract or retain such automobile manufacturer and tier-one customers, our revenue and operating results will be negatively affected.
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
Our contract with Ford covers a broad range of products and services that we provide to Ford. Effective as of June 16, 2020, we entered into an amendment to our contract with Ford that extends the term of the agreement to December 31, 2033 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next-generation navigation solution in North America, subject to certain conditions. The terms of this next-generation navigation solution were embodied in an amendment executed in December 2018 that sets forth the terms and conditions for the Ford SYNC 4 deliverables for new vehicles through 2022. The parties entered into an amendment effective June 16, 2020 extending our service and warranty obligations under the agreement to December 31, 2029 for North America production. We were not awarded the contracts for Europe, South America and Australia and New Zealand, and Garmin recently announced in 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford and any transition by Ford to other platforms such as Android may reduce the number of new Ford models and vehicles in which our products and services are provided. In addition, we anticipate that, beginning as early as model year 2023, Ford could begin to transition to an Android-based operating system and away from the QNX-based operating system on which we currently provide navigation products and services to Ford. The loss of any contracts awarded, or our failure to be awarded contracts for certain geographies, may adversely impact our business, financial condition and results of operations. If Ford were similarly to announce a broader transition toward a competitive platform or offering such as GAS, this would significantly impact our revenue in future years.
We have a partnership with Toyota for Toyota and Lexus vehicles and a separate partnership with Xevo, a tier-one supplier to Toyota, for another navigation solution for Toyota and Lexus vehicles. While we saw expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models through fiscal 2019, we expect Toyota to limit or reduce the number of models or vehicles on which Scout GPS Link is offered by Toyota and Lexus, beginning in model year 2021, due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota recently announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. In addition, during the fourth quarter of 2019, Telenav entered into an amended agreement with Xevo, under which we received a one-time $17.0 million cash pre-payment in exchange for removing a contractual minimum unit commitment that otherwise would have resulted in a payment to us in 2027. We recorded the receivable as deferred revenue in the fourth quarter of fiscal 2019 and we are recognizing it as revenue over future periods. We currently expect that our contract with Xevo relating to the implementation of our solutions in Toyota and Lexus vehicles will remain in place through 2026. We cannot assure you that we will receive significant revenue from the solutions for Toyota in the long-term. While we continue to invest in our existing and new relationships with automobile manufacturers, if our products do not meet the consumer’s expectations, automobile manufacturer customers may not continue to offer our solutions.

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
Our ability to build demand for our automotive navigation products and services is also dependent upon our ability to provide the products and services in a cost-effective manner, which may require us to renegotiate map and POI content relationships to address the specific demands of our automotive navigation products and services. If we are unable to improve our margins, we may not be able to operate our automotive navigation business profitably. If we fail to achieve revenue growth in any of our automotive navigation solutions (whether on-board, brought-in or other), we may be unable to achieve the benefits of revenue diversification. In addition, our map and content suppliers, HERE North America, LLC, or HERE, and TomTom North America, Inc., or TomTom, are also becoming competitors through the offering of their own automotive navigation services.
Risks related to our operations, how we do business and our position in our market
Our quarterly revenue and operating results have fluctuated in the past and may fluctuate in the future due to a number of factors. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause our stock price to decline.
Our quarterly revenue and operating results may vary significantly in the future. Therefore, you should not rely on the results achieved in any one quarter as an indication of future performance and period-to-period comparisons of our revenue and operating results may not be meaningful. Our quarterly results of operations may fluctuate as a result of a variety of factors, including, but not limited to, those listed below, many of which are outside of our control:
•the prior decisions by GM, Ford and other OEM manufacturers, to suspend vehicle production, uncertainty about the pace of resumed production, and the production levels they may return to in the foreseeable future resulting from weakened demand resulting from the economic recession associated with the COVID-19 pandemic;
•the ability of automobile manufacturers to sell automobiles equipped with our products;
•GM’s decision, announced on September 5, 2019, to utilize the GAS offering and any similar decisions of other automobile manufacturers and partners, such as Ford, to utilize other third-party offerings, such as offerings provided by GAS, Amazon, Apple and others, in future model years;
•our expectation that Ford could begin as early as model year 2023 to transition its navigation products and services to an Android-based operating system;
•competitive in-car platforms and products, such as Apple’s CarPlay and Google’s auto initiatives, which are currently offered in North America on Ford vehicles equipped with its SYNC 3 platform and most GM models;
•our ability to define and implement effective review controls over unusual or non-recurring and significant transactions, and timely identify and assess the accounting implications of terms in such unusual or non-recurring agreements;
•the decision by Toyota to expand Apple’s CarPlay compatibility to certain of its 2019 model year and beyond Toyota and Lexus vehicles;
•Ford’s announced intentions to modify its North America and European passenger car portfolio whereby it has begun phasing out certain car models;
•GM’s announced intentions to end production of certain passenger vehicles in North America;
•work stoppage affecting our automobile manufacturer customers and their partners, such as the labor stoppage announced by GM workers in September 2019, which reduced our revenue during the stoppage period and for some time thereafter;
•the seasonality and unpredictability of new vehicle production, including tooling and assembly changes and plant shutdowns, including due to disruptions at facilities of suppliers of essential components;

•the potential disruption as a result of the departure of the United Kingdom from the European Union on automotive supply chains and potential plant closures in the United Kingdom;
•changes made to existing contractual obligations with a customer that may affect the nature and timing of revenue recognition, such as the adoption of our map update solution for Ford’s customers in multiple geographies and its impact on the timing of our revenue recognition;
•competitive pressures on automotive navigation pricing from low cost suppliers and for vehicles where consumers are extremely price sensitive;
•the introduction and success of in-car integration, such as Google's in-car integration of Android Auto with Google Maps;
•investments by HERE or TomTom in high definition maps that may be leveraged to displace our products and services in new vehicle models;
•the seasonality of new vehicle model introductions and consumer buying patterns, as well as the effects of economic uncertainty on vehicle purchases;
•an outbreak of a contagious disease, similar to the COVID-19 outbreak, which may cause us or our customers to temporarily suspend our or their operations in the affected city or country, including China;
•the impact of tariffs and other trade negotiations on vehicle sales prices and supply chains;
•the impact on vehicle sales resulting from tariffs on imported vehicles and parts and disruption to automobile manufacturer supply chains resulting therefrom;
•the effectiveness of our entry into new business areas;
•the loss of our relationship, a change in our revenue model, a change in pricing, or a reduction in geographic scope with any particular customer;
•poor reviews of automotive service offerings into which our navigation solutions are integrated resulting in limited uptake of navigation options by car buyers;
•warranty claims based on the performance of our products and the potential impact on our reputation with navigation users and automobile manufacturers and tier ones;
•the sale of vehicle brands by automobile manufacturers to an automobile manufacturer with which we do not have an existing relationship;
•the timing and quality of information we receive from our customers and the impact of customer audits of their reporting to us;
•the inability of our automobile manufacturer customers to attract new vehicle buyers and new subscribers for connected services;
•the timing of customized software development and other deliverables such as map updates;
•the amount and timing of operating costs and capital expenditures related to the expansion of our operations and infrastructure through acquisitions or organic growth;
•the timing of expenses related to the development, acquisition or divestiture of technologies, products or businesses;
•the cost and potential outcomes of existing and future litigation;
•the timing and success of new product or service introductions by us or our competitors and customer reviews of those products or services;
•the timing and success of marketing expenditures for our products and services;
•the extent of any interruption in our services;

•potential foreign currency exchange gains and losses associated with expenses and sales denominated in currencies other than the U.S. dollar;
•general economic, industry and market conditions, including any change in U.S. interest rates, that impact expenditures for new vehicles, smartphones and mobile location services in the United States and other countries where we sell our services and products;
•changes in interest rates and our mix of investments, which would impact our return on our investments in cash and marketable securities;
•potential gains or losses on non-marketable equity investments accounted for under the equity method
•changes in our effective tax rates; and
•the impact of new accounting pronouncements.
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
Revenue recognition could also be impacted by future amendments to automobile manufacturer and tier-one agreements could also impact our recognition of revenue, such as by providing our map update solution in other regions, changes in procurement patterns, shipping terms and title transfer. As our solutions encompass greater value-added services, there is potential for changes in the timing of our recognition of revenue. Investors and securities analysts may not understand the subtleties of these revenue recognition requirements, and the trading prices of our common stock may be negatively affected.
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
Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate may be affected by the proportion of our revenues and income (loss) before taxes in the various domestic and international jurisdictions in which we operate. Our revenue and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate, as well as the requirements of certain tax and other accounting body rulings. Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the effective tax rate for the period. Our estimated annual effective tax rate may fluctuate for a variety of reasons, including:
•changes in forecasted annual operating income or loss by jurisdiction;
•changes in relative proportions of revenue and income or loss before taxes in the various jurisdictions in which we operate;
•requests by customers to bill their foreign subsidiaries and related entities, which may subject us to income tax withholding requirements on sales made in such jurisdictions;
•changes to the valuation allowance on net deferred tax assets;
•changes to actual or forecasted permanent differences between book and tax reporting, including the tax effects of purchase accounting for acquisitions and non-recurring charges which may cause fluctuations between reporting periods;
•impact from any future tax settlements with state, federal or foreign tax authorities;
•impact from increases or decreases in tax reserves due to new assessments of risk, the expiration of the statute of limitations or the completion of government audits;
•impact from changes in tax laws, regulations and interpretations in the jurisdictions in which we operate, as well as the expiration and retroactive reinstatement of tax holidays;
•impact from withholding tax requirements in various non-U.S. jurisdictions and our ability to recoup those withholdings, which may depend on how much revenue we have in a particular jurisdiction to offset the related expenses;
•changes in customer arrangements where the customer’s domicile may impose withholding tax on our revenue that we previously were not subject to;
•impact from acquisitions and related integration activities or divestitures; or
•impact from new FASB requirements.
Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in future periods. In fiscal 2014, we recorded and continue to maintain a valuation allowance on the majority of our deferred tax assets, net of liabilities since the assets are not more likely than not to be realized based upon our assessment of all positive and negative evidence. Realization of deferred tax assets is dependent upon future taxable earnings, the timing of which is uncertain. Due to operating losses in previous years, we continue to maintain a full valuation allowance on deferred tax assets in the United States. Due to operating losses in previous years and expected losses in future years in the United Kingdom, we continue to maintain a full valuation allowance for our foreign deferred tax assets in the United Kingdom. In the event we cannot realize the value of our deferred tax assets in certain foreign jurisdictions based upon our ability to generate future income in those jurisdictions, our effective tax rate will be negatively impacted.
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
The inability to utilize in the future our NOLs, in part or at all, could lower the value of our company to a potential acquiror in a transaction involving our company.
Risks related to our technology, including how we collect, manage and protect information, including third-party data
Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
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
We rely on third-party data and content to provide our services and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide our services would be harmed.
We rely on third-party data and content to provide our services, including map data, POI, traffic information, gas prices and weather information. If our suppliers of this data or content were to enter into exclusive relationships with other providers of location services or were to discontinue providing such information and we were unable to replace them cost effectively, or at all, our ability to provide our services would be harmed. Our gross margins may also be affected if the cost of third-party data and content increases substantially. Although we have integrated OpenStreetMap, or OSM, data into our products, we may experience difficulty with customer acceptance if the quality of the consumer generated data within OSM is lower than that of paid maps. We introduced mobile phone-based navigation with OSM and launched our first brought-in automotive navigation service with OSM in 2015. In addition, our entry into the Grab Transaction, which includes, among other things, the transition of certain OSM-related assets and our performance of certain OSM development services for Grab during fiscal 2020 and Grab’s hiring of certain of our employees focused on OSM development activities, may limit the amount of OSM development work that we complete for internal purposes. As a result, we may not have sufficient data for automobile manufacturers and tier ones to feel comfortable electing to use OSM in the products and services we provide them.
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
We use hosted services provided by Amazon Web Services, or AWS, and wireless carrier networks to deliver our navigation platform services. Our operations rely to a significant degree on the efficient and uninterrupted operation of these third-party data centers. In the event that AWS or wireless carrier networks experience a disruption in services or a natural disaster, our ability to continue providing our services would be compromised. Depending on the growth rate in the number of our end users and their usage of our services, if we do not timely complete the negotiation for and scale of additional hosting services, we may experience capacity issues, which could lead to service failures and disruptions. In addition, if we are unable to secure third-party hosting services with appropriate power, cooling and bandwidth capacity, we may be unable to efficiently and effectively scale our business to manage the addition of new automobile manufacturers and tier ones, increases in the number of our end users or increases in data traffic.
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
We could also experience failures of our data centers or interruptions of our services, or other problems in connection with our operations, as a result of:
•damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;
•errors in the processing of data;
•computer viruses or software defects;
•physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events; or
•errors by our employees or third-party service providers.
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
We have received, and may in the future receive, claims from third parties alleging infringement and other related claims. Current and future litigation may make it necessary to defend ourselves and our customers and other business partners by determining the scope, enforceability and validity of third-party proprietary rights or to establish our proprietary rights. Some of our competitors may have substantially greater resources than we do and may be able to sustain the costs of complex intellectual property litigation to a greater degree and for longer periods of time than we could. In addition, non-practicing patent holding companies that focus solely on extracting royalties and settlements by enforcing patent rights may target us, our wireless carrier customers or our other business partners. These companies typically have little or no product revenue and, therefore, our patents may provide little or no deterrence against such companies filing patent infringement lawsuits against us. Regardless of whether claims that we are infringing patents or other intellectual property rights have any merit, these claims are time consuming and costly to evaluate and defend and could:
•adversely affect our relationships with our current or future customers and other business partners;
•cause delays or stoppages in the shipment of Telenav-enabled or preloaded mobile phones or vehicles, or cause us to modify or suspend the provision of our navigation services;

•cause us to incur significant expenses in defending claims brought against our customers, other business partners or us;
•divert management’s attention and resources;
•subject us to significant damages or settlements;
•require us to enter into settlements, royalty or licensing agreements on unfavorable terms; or
•require us or our business partners to cease certain activities and/or modify our products or services.
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
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights. As of September 30, 2020, we had 185 patents issued in the United States and 33 patent applications pending in the United States relating to our current and next-generation products, operating platform and solutions applications, and the ability to claim priority to many of the patent applications worldwide. These patents issued in the U.S. expire between April 11, 2020 and August 23, 2038. However, these patents or any patents that may issue to us in the future may be subject to re-examination, contest, circumvention, or found unenforceable or invalidated, and we may or may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open-source software.
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
Our industry is characterized by the existence of a large number of patents, and competitors increasingly may utilize litigation regarding patent and other intellectual property rights to protect or expand their market position. In particular, leading and more mature companies have extensive patent portfolios and are regularly involved in both offensive and defensive litigation. As end customers increasingly use our products and services, we face a higher risk of being the subject of intellectual property infringement claims from third parties, not only from our competitors but also increasingly from non-operating entities, who will be more likely to claim that our platform infringes their proprietary rights. From time-to-time, such third parties, including certain of these leading companies and, increasingly, non-operating entities, may assert patent, copyright, trademark, and other intellectual property rights against us, our partners or our end customers. In these instances, our standard license and other agreements may obligate us to indemnify our partners and end customers against such claims. Successful claims of infringement by a third party could prevent us from distributing certain products or performing certain services, require us to expend significant management attention and money to develop non-infringing solutions or force us to pay substantial damages, royalties or other fees. This could include treble damages if we are found to have willfully infringed patents or copyrights. We currently do not maintain insurance coverage against any such claims.
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
The application and interpretation of these laws and regulations may be uncertain, particularly in the new and rapidly evolving industry in which we operate. At the same time that these data protection requirements are increasing in number, variation, and complexity, the consequences of noncompliance are also increasing. As a result, we anticipate (i) heightened privacy and data protection compliance costs; (ii) an increased risk of legal, financial, or reputational harm in case of actual or perceived noncompliance, whether by us, our business partners, customers or end users; and (iii) an increased risk of a reduced return on investments in some strategic partnerships and product and service development efforts. These risks include:
•Heightened Privacy and Data Protection Compliance Costs. Privacy and data protection laws and regulations affecting our business are evolving rapidly and may result in heightened long-term compliance costs for our business. In some cases, this may result in longer customer contract cycles and delayed onboarding. Additionally, as part of our own compliance efforts, we anticipate increasing our scrutiny of the vendors that support data-related aspects of our services. Further, as data subject access rights become more widespread and frequently exercised under these evolving requirements, we anticipate heightened compliance costs in implementing policies, procedures and technologies to respond to our business partners and others regarding requests to exercise data subject or consumer rights related to “personal data” or “personal information,” as defined under the laws of various jurisdictions.

•Increased Risk of Legal, Financial, or Reputational Harm in Cases of Actual or Perceived Noncompliance (whether by us, our business partners, customers, or end users). In cases of our potential noncompliance with any of these privacy and data protection laws and regulations, regulatory trends suggest the risk of heightened enforcement and more significant fines, including monetary penalties, for example, under the GDPR, which went into effect May 25, 2018 and, among other things, authorizes fines up to 4% of global annual revenue or €20 million, whichever is greater, for some types of violations. In other cases, new laws may authorize a private right of action and/or a statutory framework for damages that are likely to increase the risk and costs of litigation, in particular, in the case of certain security incidents involving personal information, such as under the recently enacted CCPA. Additional litigation risks may arise due to contractual obligations with our customers and business partners.

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
•Reduced Return on Investments in Some Strategic Partnerships and Product and Service Development Efforts. As legal requirements and interpretations change, are called into question, or increase in variability across jurisdictions, some of our assumptions leading to investments in strategic partnerships and product and service development may be challenged. This may reduce the return on some of our investments in products, services, and partnerships in key markets. Our ability to operate or expand our business may be inhibited if we must implement increased or higher-cost security measures, establish alternate business processes or infrastructure, or are prohibited from capitalizing on cost-saving efficiencies related to the automated processing of data previously not anticipated to be subject to such requirements. For example, evolving and increasingly varied legal definitions of personal information and personal data in the United States, EU and elsewhere may affect our legal treatment of IP addresses, MAC addresses, machine identification, location, tracking and routing data, data analytics, ability to conduct in-car commerce and other information as well as the extent to which we can lawfully apply machine learning and artificial intelligence to those data sets for certain purposes and in certain jurisdictions. Some countries’ data localization laws may require us to establish additional infrastructure or engage service providers in those jurisdictions, increasing the cost and complexity of our business operations and potentially limiting sales of our products in those jurisdictions. While we do not anticipate the same rapid evolution and proliferation of data localization laws as with privacy and data protection laws and regulations, we continue to monitor overall legal developments in this area for impact on our current products and services, as well as those in development. We also note that our introduction of new data platforms, applications and services or expansion of our activities in certain jurisdictions may subject us to additional laws and regulations. For instance, participation in certain funding programs may subject us to additional privacy and data use restrictions under U.S. federal, state, and local laws and regulations relating to the processing of data relating to students or children. Risks remain that new or expanded products and services may be commercially infeasible in some markets in light of actual or potential compliance costs under current or developing legal requirements in this area.

Risks related to regulations and laws that may apply to us, including to our operations outside the United States
Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.
The current administration, along with the United States Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. For example, in 2018, the Office of the U.S. Trade Representative, or the USTR, enacted new tariffs on imports into the United States from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China and China has also imposed tariffs on imports into China from the United States. The countries entered into the first portion of a trade deal but continue to negotiate other provisions. If additional tariffs or other restrictions are placed on Chinese imports or any additional counter-measures are taken by China, our revenue and results of operations may be materially harmed. Furthermore, the United States continues to threaten placing tariffs and other restrictions on automobile manufactures and tier ones located in the European Union, or EU, and current or future such tariffs or restrictions imposed by the United States may negatively impact the automobile manufacturers to which we provide our automotive navigation products and services, thereby causing an indirect negative impact on our own sales. Any reduction in the sales of our customers and business partners, and/or any apprehension among our customers and business partners of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and could cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China, the EU and elsewhere around the world. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.
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
•failure to comply with local regulations or restrictions;
•enactment of legislation, regulation or restriction, whether by the United States or in the foreign countries, including unfavorable labor regulations, tax policies or economic sanctions (such as potential economic sanctions arising from political disputes), and currency controls or restrictions on the transfer of funds;
•enforcement of legal rights or recognition of commercial procedures by regulatory or judicial authorities in a manner in which we are not accustomed, would not reasonably expect or with which we could not reasonably comply;
•differing technical and environmental standards, data protection and telecommunications regulations and certification requirements, which could prevent the import, sale or use of our products or SaaS offerings in such countries;
•difficulties and costs associated with staffing and managing foreign operations;
•potentially longer payment cycles and greater difficulty collecting accounts receivable;
•the need to adapt and localize our services for specific countries, including conducting business and providing services in local languages;
•reliance on third parties over which we have limited control, such as our partners or their resellers or agents, for marketing and reselling our products and solutions;
•difficulties in understanding and complying with local laws, regulations, and customs in foreign jurisdictions or unanticipated changes in such laws;
•application of or changes in anti-bribery laws, such as the FCPA and U.K. Bribery Act, which may disrupt our staffing or ability to manage our foreign operations;
•changes in political and economic conditions leading to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;
•sanctions restricting local commercial activity, including retaliatory actions by local governments; and
•natural disasters, pandemics (including COVID-19) or international conflict, including terrorist acts or labor or political disputes, which could interrupt our operations or endanger our personnel.
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
•uncertainty regarding the validity, enforceability, scope and ability to protect and secure our intellectual property rights and the practical difficulties or enforcing such rights;
•ability to secure our business' proprietary information when residing in or is accessible from China from illegal or unauthorized access or use;
•extensive government regulation; and
•an uncertain legal system.

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
The U.K.’s decision to leave the EU will continue to have uncertain effects and could adversely affect us.
On January 31, 2020, the U.K. left the EU, which is commonly referred to as “Brexit.”
The effects of Brexit will depend on agreements the UK makes to retain access to EU markets either during a transitional period or more permanently. Brexit creates an uncertain political and economic environment in the UK and potentially across other EU member states for the foreseeable future, including during any period while the terms of post-Brexit trade agreements between the UK and the EU and UK and the United States are being negotiated and such uncertainties could impair or limit our ability to transact business in the UK. The COVID-19 pandemic has delayed and may continue to delay the negotiation of post-Brexit trade agreements for a substantial period of time.
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
Certain of our products are subject to U.S. export controls, specifically the Export Administration Regulations, and economic sanctions enforced by the Office of Foreign Assets Control. We incorporate standard encryption algorithms into our products, which, along with the underlying technology, we may export outside of the United States only with the required export authorizations, including by license, license exception or other appropriate government authorizations. Each of these authorizations may require us to file an encryption registration and classification request. Furthermore, U.S. export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments and persons targeted by U.S. sanctions. We also are restricted from exporting products to certain government and state-owned enterprises. We take precautions to prevent our products and services from being exported in violation of these laws and, in many instances, we rely on our partners to assure compliance when selling, distributing and/or using our products outside the United States. In certain instances, we may have shipped encryption products prior to obtaining the required export authorizations and/or submitting the required requests, including a classification request and request for an encryption registration number. Additionally, even though we take precautions to ensure that our partners comply with all relevant regulations, any failure by our partners to comply with such regulations could have negative consequences for us, including reputational harm, government investigations and penalties and interruptions in our ability to distribute and sell our products. In addition, in connection with the recent changes resulting from 2018 U.S. legislation expanding the scope and authority of the Committee on Foreign Investment in the United States, or CFIUS, the U.S. Commerce Department’s Bureau of Industry and Security recently released for comment new export control classifications for artificial intelligence driven geospatial imagery analysis, which may be used in navigation software. Software meeting this new classification is likely to be classified as a critical technology and export of it from the United States may be limited. There is a risk that the types of navigation software and technologies that we provide to our customers may be affected by the CFIUS law, including in a manner which could impede or substantially delay or render uncertain any transaction involving our company.

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

Risks related to competition we face and our strategy, including investments we may make
We face intense competition in our market, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn-by-turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft Corporation also provides a free voice-guided turn-by-turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. In addition, new car buyers may not value navigation solutions built into their vehicles if they believe that free (brought-in) offerings, such as Apple’s CarPlay or Google’s auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase on-board navigation solutions. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America and announced on September 5, 2019 that it intends to utilize GAS solutions on certain models beginning with GM’s model year 2022. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM. Garmin announced on January 7, 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. In addition, we anticipate that as early as model year 2023 Ford could begin to transition to an Android-based operating system and away from the QNX-based operating system on which we currently provide navigation products and services to Ford. In addition, while we saw expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models through fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus, due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We may not successfully increase our revenue from Ford or Toyota, and our revenue could decrease, if our products are replaced within vehicles by Ford, GM or Toyota with our competitors’ products or due to price competition from third parties.
We compete in the automotive navigation market with established automobile manufacturers and tier ones and providers of on-board navigation services such as AISIN AW CO., Ltd, AutoNavi Software Co., Ltd., Robert Bosch GmbH, Elektrobit Corporation, Garmin, Ltd., HERE, Navinfo Co., Ltd., NNG LLC, Shenyang MXNavi Co., Ltd., and TomTom, as well as other competitors such as Apple and Google. In 2019, Lear acquired Xevo, with which we provide an offering to Toyota, which could result in Xevo moving into the on-board navigation services space. Some of our competitors’ and our potential competitors’ advantages over us, either globally or in particular geographic markets, include the following:
•significantly greater revenue and financial resources;
•ownership of mapping and other content allowing them to offer a more vertically integrated solution;
•stronger brand and consumer recognition in a particular market segment, geographic region or worldwide;
•the capacity to leverage their marketing expenditures across a broader portfolio of products;
•access to core technology and intellectual property, including more extensive patent portfolios;
•access to custom or proprietary content;
•quicker pace of innovation;
•stronger automobile manufacturer and tier-one relationships;
•more financial flexibility and experience to make acquisitions;
•ability or demonstrated ability to partner with others to create stronger or new competitors;
•stronger international presence, which could make our larger competitors more attractive partners to automobile manufacturers and tier ones;

•lower labor and development costs; and
•broader global distribution and presence.
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
In the future, we may make acquisitions to improve and increase the scale of our navigation services offerings or expand into new markets. Our future acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions. We do not have experience identifying, executing or integrating such investments or acquisitions and any investments we make or mergers and acquisitions we complete may not be successful, may fail to demonstrate a return or fail to advance our product offerings or overall strategy. Future investments or mergers and acquisitions we may pursue would involve, numerous risks, including the following:
•our ability to realize synergies, cost reductions and operating efficiencies we may expect to result from an acquisition or strategic investment;
•difficulties in integrating and managing the operations, technologies and products of the companies or assets we acquire, including those that are geographically remote from our existing operations;
•the potential disruption to our ongoing business of the acquisition or the process of integrating and managing the acquired operations, technologies and products;
•diversion of our management’s attention from normal daily operation of our business;
•our inability to maintain the key business relationships and the reputations of the businesses we acquire;
•uncertainty of entry into markets in which we have limited or no prior experience and in which competitors have stronger market positions;
•our dependence on unfamiliar affiliates and customers of the companies we acquire;
•insufficient revenue or cost savings to offset our increased expenses associated with acquisitions;
•our responsibility for known and unknown liabilities of the businesses we acquire; and
•our inability to maintain internal standards, controls, procedures and policies.
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
Our cash equivalent and short-term investment portfolio as of September 30, 2020 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper, U.S. treasury securities and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
During fiscal 2020, significant market volatility, in large part due to the economic uncertainty arising from the COVID-19 pandemic, affected the prices of the securities we hold, as well as the financial markets in general. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, poor performance by the early stage companies in which we hold investments could cause us to write down the value of those investments. Any significant under-performance by these companies, including due to factors or market or competitive forces outside of our control or which we may not foresee, could negatively impact the value of such investments, which could be material in any period. Any deterioration of the capital markets could also cause our other income and expense to vary from expectations. For example, recent manufacturing shutdowns of our automobile manufacturer partners, such as GM, Ford, Toyota and others, decreased our revenue, operating results, financial condition and cash flows while they continued and until our automobile manufacturer partners resume full production. If additional automobile manufacturing plant shut-downs occur or further social distancing guidelines affect the number of vehicles produced, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. For example, in our first fiscal quarter ended September 30, 2020, our cash used in operating activities was $5.0 million. In addition, a sustained economic recession will negatively impact demand for new vehicles, even when full production resumes. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. While we maintain what we believe are sufficient cash balances to support our operations, we believe such periods of cash usage in our operations could continue for the near-to-mid-term, and until our automobile manufacturer partners resume full production.
We cannot predict when that resumption of production may occur, and at what level our partners may resume production. Once production does resume, it is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the COVID-19 shutdown. As of September 30, 2020, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
The Sarbanes-Oxley Act requires that we test our internal control over financial reporting and disclosure controls and procedures annually and that we incur substantial expense and expend significant management time on compliance-related issues.
During the three months ended December 31, 2018, we identified a material weakness in internal control over our financial reporting relating to our supervision and review of the financial models supporting our revenue recognition accounting and disclosures which related to our implementation of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). We refer to this as the “December 2018 Control Deficiency.” We also identified a material weakness in internal control over our financial reporting during the three-month period ended December 31, 2019, relating to a design deficiency in our review controls over unusual or non-recurring and significant transactions. We refer to this as the “December 2019 Control Deficiency.”

As further described in Part II, Item 9A of our Form 10-K, we took specific steps to remediate these material weaknesses by implementing and enhancing our internal controls. During our fourth fiscal quarter of 2020, we completed our testing of the design and operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded that the December 2018 Control Deficiency and the December 2019 Control Deficiency which each constituted a material weakness had been remediated as of June 30, 2020, and that internal control over our financial reporting was effective as of June 30, 2020. We also concluded that internal control over financial reporting was effective as of September 30, 2020; however, we may not be able to maintain effective internal control over financial reporting in the future.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of September 30, 2020, only three research analysts publish reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause our stock price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of us or issues an adverse or misleading opinion regarding our stock, the price of our stock could decline. For example, following the GM announcement on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022, several financial analysts published research reports lowering their price targets of our stock. After this announcement and publication of these reports, our stock price fell significantly. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system, which also caused our stock price to decline. If Ford were similarly to announce a broader transition toward a competitive platform or offering such as GAS, this would significantly impact our revenue in future years. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. During portions of fiscal 2019, fiscal 2020 and fiscal 2021, our stock has traded at prices below $5.00 per share. If our stock continues to trade at prices below $5.00 per share for an extended period of time, financial analysts might terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.

Our stock price has fluctuated significantly and may continue to fluctuate in the future.
Since our initial public offering, our common stock has traded at prices as high as $22.07 per share and as low as $3.35 per share and has tended to have significant downward and upward price movements in short time periods. For example, GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The price per share of our common stock fell significantly following these announcements. If Ford were similarly to announce a broader transition toward a competitive platform or offering such as GAS, this would significantly impact our revenue in future years. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:
•actual or anticipated fluctuations in our operating results;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•announcements by us or our competitors of significant technical innovations, relationship changes with key customers, acquisitions, strategic partnerships, joint ventures, capital raising activities or capital commitments;
•announcements by automobile manufacturers, such as Ford, GM and others, regarding increased use in their vehicles of competing third-party navigation platforms, such as GAS;
•our issuance of equity to our employees or through private or public sales, which could cause dilution to our existing investors;
•announcements of strategic transactions or investments by us, which could cause uncertainty for our investors and analysts;
•the public’s response to our press releases or other public announcements, including our filings with the SEC;
•lawsuits threatened or filed against us; and
•large distributions of our common stock by significant stockholders to limited partners or others who immediately resell the shares.
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
In the past, the market price for our common stock has traded only slightly above the cash value of our common stock. As of September 30, 2020, the cash value (including short-term investments) of our common stock was approximately $2.08 per share. If investors do not value our company as an ongoing business and only value it for the cash on our balance sheet, our stock price may decline if we continue to incur net losses and use our cash to fund operations. We may also attract investors who are looking for short-term gains in our shares rather than being interested in our long-term outlook. As a result, the price of our common stock may be volatile.
The concentration of ownership of our capital stock limits your ability to influence corporate matters.
Our executive officers and directors and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 22.93% of our common stock outstanding as of September 30, 2020, which includes approximately 15.39% of our common stock held by Digital Mobile Venture Ltd., which is an entity represented by Samuel Chen, a member of our Board of Directors, and 5.12% held by HP Jin, our chief executive officer. These stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our Board of Directors or management. These provisions include the following:
•our Board of Directors has the right to elect directors to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our Board of Directors;
•our stockholders may not act by written consent or call special stockholders’ meetings; as a result, a holder or holders controlling a majority of our common stock would not be able to take certain actions other than at annual stockholders’ meetings or special stockholders’ meetings called by the Board of Directors, the chair of the Board of Directors, the chief executive officer or the president;
•our directors may only be removed for cause, which would delay the replacement of a majority of our Board of Directors;
•our Board of Directors is staggered in three tiers, with directors in each tier separately serving staggered three-year terms, which could impede an acquiror from rapidly replacing our existing directors with its own slate of directors;
•our certificate of incorporation prohibits cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•our stockholders must provide advance notice and additional disclosures in order to nominate individuals for election to our Board of Directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company; and
•our Board of Directors may issue, without stockholder approval, shares of undesignated preferred stock; the ability to issue undesignated preferred stock makes it possible for our Board of Directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.
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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
In July 2020, we repurchased shares from a greater than 5% stockholder in a private transaction. The price paid by us was equal to the average of the trading price for our common stock, as reported by Nasdaq, on the day of the transaction.

The following table summarizes stock repurchase activity during the three months ended September 30, 2020:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value that May Yet be Purchased Under the Plans or Programs
July 1 – July 31, 2020	300,000	$5.43	—	$—
August 1 – August 31, 2020	—	—	—	—
September 1 – September 30, 2020	—	—	—	—
Total	300,000		—	$—

Item 6.Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

TELENAV, INC.

Dated:	November 5, 2020	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2020	By:	/s/ ADEEL MANZOOR
Adeel Manzoor
Chief Financial Officer
(Principal Financial and Accounting Officer)