Form 10-Q
period 2020-12-31
Telenav, Inc.
filed 2021-02-05
CIK 1474439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of December 31, 2020, there were 47,999,507 shares of the Registrant’s Common Stock outstanding.

TELENAV, INC.

RISK FACTORS SUMMARY

You should carefully consider the information set forth below under the heading “Risk Factors” in Part II, Item 1A before deciding whether to invest in our securities. Below is a summary of certain of the principal risks associated with an investment in our securities.
•We face risks related to our proposed acquisition by V99 Inc. that could impact our business, financial condition, results of operations, and the market price of our common stock.
•We face significant risks related to the COVID-19 pandemic and related economic recession, which we expect to continue.
•We are dependent on a few OEM partners for a substantial portion of our billings and revenue, and our business, financial condition and results of operations will be significantly harmed if our billings and revenue from Ford Motor Company (“Ford”) and General Motors Holdings (“GM”) decline or if they transition to competitive offerings.
•Although we were profitable for part of fiscal 2020, we may incur additional losses in fiscal 2021, and we cannot predict when, or if, we will return to consistent profitability.
•The success of our automotive navigation products may be affected by the number of vehicle models our OEM partners offer with our navigation solutions, as well as overall demand for such new vehicles.
•If we fail to comply with our automobile manufacturer and tier-one contracts, our business, financial condition and results of operations could suffer.
•We may not be successful at adapting our business model for the Chinese automotive navigation market, which may reduce our revenue.
•We may not be successful in generating material revenue from automobile manufacturers and tier ones other than Ford and GM.
•We may incur substantial costs when engaging with a new automotive navigation customer and may not realize substantial revenue from that new customer in the short-term, if at all.
•Our quarterly revenue and operating results have fluctuated in the past and may fluctuate in the future due to a number of factors.
•Our automotive revenue and earnings could fluctuate due to the complexities of revenue recognition and capitalization of expenses related to customized products.
•We rely on our customers for timely and accurate vehicle and subscriber sales information; a failure or disruption in the provisioning of this data to us would materially and adversely affect our ability to manage our business effectively.
•We recently implemented a new enterprise resource planning system and are also implementing project and human resources management systems; if these new systems prove ineffective, we may be unable to timely or accurately prepare financial reports, or invoice and collect from our customers.
•We may be required to recognize a significant charge to earnings if our goodwill becomes impaired.
•We rely on our management team and need specialized personnel to grow our business, and the loss of one or more key employees or our inability to attract and retain qualified personnel could harm our business.
•Warranty claims, product liability claims, product recalls and regulatory liability claims could subject us to significant costs and adversely affect our financial results.
•Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, damages caused by defective software and other losses.
•Our effective tax rate may fluctuate, which could increase our anticipated income tax expense or reduce our anticipated income tax benefit in the future.
•Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.
•Our ability to use our net operating losses and credits to offset future taxable income may be subject to certain limitations.
•Our business practices with respect to data could give rise to liabilities or reputational harm as a result of governmental regulation, legal requirements or industry standards relating to consumer privacy and data protection.
i

•We rely on a proprietary provisioning and reporting system for our navigation products and services to track end user activation, deactivation and usage data, and any material failures in this system could harm our revenue, affect our costs and impair our ability to manage our business effectively.
•We rely on third-party data and content to provide our services, and if we were unable to obtain content at reasonable prices, or at all, our gross margins and our ability to provide our services would be harmed.
•Network failures, disruptions or capacity constraints in our third-party-hosted data center facilities could affect the performance of our navigation services and harm our reputation and our revenue.
•We may not be able to enhance our location services to keep pace with technological and market developments, or develop new location services in a timely manner or at competitive prices.
•We rely on network infrastructures provided by our wireless carriers, mobile phones and in-car wireless connections for the delivery of our navigation services to end users.
•We operate in an industry with extensive intellectual property litigation.
•Unauthorized control or manipulation of our systems in vehicles may cause them to operate improperly, or not at all, or compromise their safety and data security, which could result in loss of confidence in us and our products, cancellation of our contracts with certain of our automobile manufacturer or tier-one customers and harm our business.
•Our business is subject to online security risks, including potential security and privacy incidents.
•Vulnerabilities in our products and services have been publicly disclosed before; if we are unable to adequately detect and address vulnerabilities in our products and services, these vulnerabilities, including new ones we may not yet understand, may result in harm to our business.
•If we are unable to protect our intellectual property and proprietary rights, or if claims are asserted against us, our competitive position and our business could be harmed.
•Confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information.
•Our use of open source software could negatively affect our ability to sell our products and services and subject us to possible litigation.
•We are subject to complex and evolving U.S. and foreign laws and regulations regarding privacy, data protection and other matters, and violations of these complex and dynamic laws, rules and regulations may result in claims, changes to our business practices, monetary penalties, increased costs of operations, and/or other harms to our business.
•Changes to United States tax, tariff and import/export regulations may have a negative effect on global economic conditions, financial markets and our business.
•Our operations in certain emerging markets expose us to political, economic and regulatory risks.
•We conduct substantial research and development operations in China; risks associated with a business presence in China could negatively affect our business and results of operations.
•We could be subject to additional income tax liabilities.
•Our international operations and corporate structure subject us to potential adverse tax consequences.
•The U.K.’s decision to leave the EU will continue to have uncertain effects and could adversely affect us.
•Changes in government regulation of the wireless communications, automobile and in-car commerce industries may adversely affect our business.
•Certain of our products are subject to U.S. export controls; where we fail to comply with these laws, we could suffer monetary or other penalties.
•Government regulation designed to protect end-user privacy may make it difficult for us to provide our services or provide in-car commerce services.
•If we are unable to obtain the required government licenses or approvals to comply with government regulation relating to map data and location-based services, we may not be able to provide our products and services and our business could be adversely impacted.
•Regulations relating to investments in offshore companies by Chinese residents may subject our Chinese-resident beneficial owners or our Chinese subsidiaries to liability or penalties, limit our ability to inject capital into our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to increase their registered capital or limit their ability to distribute profits to us.
ii

•We face intense competition in our market, especially from competitors that offer their location services for free, which could make it difficult for us to acquire and retain customers and end users.
•If we are unable to integrate future investments or acquisitions successfully, our operating results and prospects could be harmed.
•Our investment portfolio and cash balances may become impaired by poor investment performance, deterioration of the financial markets or the economic effects of COVID-19.
•Changes in business direction and market conditions could lead to charges we may take related to structural reorganization and discontinuation of certain products or services, which may adversely affect our financial results.
•We may not always complete our assessment of the effectiveness of our internal control over financial reporting in a timely manner, or such internal control may not be determined to be effective, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.
•We will continue to incur high costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
•If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.
•Our stock price has fluctuated significantly and may continue to fluctuate in the future.
•The concentration of ownership of our capital stock limits your ability to influence corporate matters.
•Certain provisions in our charter documents and under Delaware law could limit attempts by our stockholders to replace or remove members of our Board of Directors or current management and may adversely affect the market price of our common stock.

iii

PART I. FINANCIAL INFORMATION
Item 1.Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	December 31, 2020	June 30, 2020
Assets
Current assets:
Cash and cash equivalents	$37,252	$20,518
Short-term investments	75,739	90,315
Accounts receivable, net of allowances of $34 and $5 at December 31, 2020 and June 30, 2020, respectively	44,026	34,542
Restricted cash	1,539	1,494
Deferred costs	20,697	26,121
Prepaid expenses and other current assets	4,893	4,505
Total current assets	184,146	177,495
Property and equipment, net	3,154	4,319
Operating lease right-of-use assets	8,435	7,067
Deferred income taxes, non-current	1,463	1,515
Goodwill	14,255	14,255
Deferred costs, non-current	50,825	54,548
Other assets	43,641	34,552
Total assets	$305,919	$293,751
Liabilities and stockholders’ equity
Current liabilities:
Trade accounts payable	$32,172	$12,291
Accrued expenses	30,776	36,210
Operating lease liabilities	3,539	2,786
Deferred revenue	32,816	37,973
Income taxes payable	473	715
Total current liabilities	99,776	89,975
Operating lease liabilities, non-current	5,857	5,191
Deferred revenue, non-current	95,182	100,970
Other long-term liabilities	688	645
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.001 par value: 50,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value: 600,000 shares authorized; 48,000 and 47,342 shares issued and outstanding at December 31, 2020 and June 30, 2020, respectively	48	47
Additional paid-in capital	196,796	192,170
Accumulated other comprehensive loss	(330)	(477)
Accumulated deficit	(92,098)	(94,770)
Total stockholders’ equity	104,416	96,970
Total liabilities and stockholders’ equity	$305,919	$293,751

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Revenue:
Product	$53,449	$61,543	$110,258	$117,533
Services	12,405	12,332	25,192	22,971
Total revenue	65,854	73,875	135,450	140,504
Cost of revenue:
Product	31,098	26,434	63,628	58,423
Services	7,030	7,288	14,583	12,150
Total cost of revenue	38,128	33,722	78,211	70,573
Gross profit	27,726	40,153	57,239	69,931
Operating expenses:
Research and development	18,528	19,717	37,514	40,380
Sales and marketing	1,677	2,134	3,673	4,080
General and administrative	9,448	6,428	15,960	13,715
Total operating expenses	29,653	28,279	57,147	58,175
Income (loss) from operations	(1,927)	11,874	92	11,756
Other income, net	521	596	1,235	1,157
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,406)	12,470	1,327	12,913
Provision (benefit) for income taxes	(67)	205	(53)	616
Equity in net (income) of equity method investees	(1,279)	(797)	(1,895)	(797)
Income (loss) from continuing operations	(60)	13,062	3,275	13,094
Discontinued operations:
Income from operations of Advertising business, net of tax	—	—	—	832
Loss from sale of Advertising business	—	(56)	—	(4,874)
Loss on discontinued operations	—	(56)	—	(4,042)
Net income (loss)	$(60)	$13,006	$3,275	$9,052

Basic income (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.27	$0.07	$0.27
Loss on discontinued operations	—	—	—	(0.08)
Net income (loss)	$(0.00)	$0.27	$0.07	$0.19
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.27	$0.07	$0.27
Loss on discontinued operations	—	—	—	(0.08)
Net income (loss)	$(0.00)	$0.27	$0.07	$0.18
Weighted average shares used in computing income (loss) per share:
Basic	47,825	48,475	47,526	48,127
Diluted	47,825	48,821	48,151	49,257
Stock-based compensation expense included in continuing operations above:
Cost of revenue	$22	$13	$41	$29
Research and development	1,603	623	3,433	1,718
Sales and marketing	308	190	677	325
General and administrative	707	652	1,346	1,158
Total stock-based compensation expense	$2,640	$1,478	$5,497	$3,230
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Net income (loss)	$(60)	$13,006	$3,275	$9,052
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	346	207	706	(103)
Available-for-sale securities:
Unrealized gain (loss) on available-for-sale securities, net of tax	(230)	(15)	(357)	44
Reclassification adjustments for loss on available-for-sale securities recognized, net of tax	(14)	(1)	(202)	(2)
Net increase (decrease) from available-for-sale securities, net of tax	(244)	(16)	(559)	42
Other comprehensive income (loss), net of tax	102	191	147	(61)
Comprehensive income	$42	$13,197	$3,422	$8,991

See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Six Months Ended December 31, 2020	Shares	Amount
Balance at June 30, 2020	47,342	$47	$192,170	$(477)	$(94,770)	$96,970
Issuance of common stock upon exercise of stock options	14	—	67	—	—	67
Release of restricted stock units, net of shares withheld for taxes	162	—	(359)	—	—	(359)
Issuance of common stock under employee stock purchase plan	305	—	1,204	—	—	1,204
Repurchase of common stock	(300)	—	(1,027)	—	(603)	(1,630)
Stock-based compensation expense, continuing operations	—	—	2,857	—	—	2,857
Foreign currency translation adjustment, net of tax	—	—	—	360	—	360
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(315)	—	(315)
Net income	—	—	—	—	3,335	3,335
Balance at September 30, 2020	47,523	47	194,912	(432)	(92,038)	102,489
Release of restricted stock units, net of shares withheld for taxes	477	1	(756)	—	—	(755)
Stock-based compensation expense, continuing operations	—	—	2,640	—	—	2,640
Foreign currency translation adjustment, net of tax	—	—	—	346	—	346
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(60)	(60)
Balance at December 31, 2020	48,000	$48	$196,796	$(330)	$(92,098)	$104,416

Six Months Ended December 31, 2019
Balance at June 30, 2019	46,911	$47	$182,349	$(1,477)	$(90,279)	$90,640
Issuance of common stock upon exercise of stock options	1,326	1	8,340	—	—	8,341
Release of restricted stock units, net of shares withheld for taxes	329	1	(1,273)	—	—	(1,272)
Stock-based compensation expense, continuing operations	—	—	1,752	—	—	1,752
Stock-based compensation expense, discontinued operations	—	—	887	—	—	887
Foreign currency translation adjustment, net of tax	—	—	—	(310)	—	(310)
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	58	—	58
Net loss	—	—	—	—	(3,954)	(3,954)
Balance at September 30, 2019	48,566	49	192,055	(1,729)	(94,233)	96,142
Release of restricted stock units, net of shares withheld for taxes	352	—	(317)	—	—	(317)
Repurchases of common stock	(767)	(1)	(2,623)	—	(1,395)	(4,019)
Stock-based compensation expense, continuing operations	—	—	1,478	—	—	1,478
Foreign currency translation adjustment, net of tax	—	—	—	207	—	207
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(16)	—	(16)
Net income	—	—	—	—	13,006	13,006
Balance at December 31, 2019	48,151	$48	$190,593	$(1,538)	$(82,622)	$106,481
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	December 31,
	2020	2019
Operating activities
Net income	$3,275	$9,052
Loss on discontinued operations	—	4,042
Income from continuing operations	3,275	13,094
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Stock-based compensation expense	5,497	3,230
Depreciation and amortization	1,426	1,856
Operating lease amortization, net of accretion	1,727	1,321
Accretion of net premium on short-term investments	170	75
Unrealized gain on non-marketable equity investments	—	(62)
Equity in net (income) of equity method investees	(1,895)	(797)
Other	(346)	(1)
Changes in operating assets and liabilities:
Accounts receivable	(9,160)	25,835
Deferred income taxes	154	(409)
Deferred costs	9,280	(1,961)
Prepaid expenses and other current assets	(514)	(3,992)
Other assets	(406)	21
Trade accounts payable	19,874	(15,054)
Accrued expenses and other liabilities	(5,755)	3,945
Income taxes payable	(258)	130
Operating lease liabilities	(1,673)	(1,754)
Deferred revenue	(11,449)	9,036
Net cash provided by operating activities	9,947	34,513
Investing activities
Purchases of property and equipment	(155)	(1,078)
Purchases of short-term investments	(10,703)	(54,439)
Purchase of long-term investments	(6,733)	(3,500)
Proceeds from sales and maturities of short-term investments	24,550	24,067
Proceeds from sales of long-term investments	447	—
Net cash provided by (used in) investing activities	7,406	(34,950)
Financing activities
Proceeds from exercise of stock options	67	8,306
Tax withholdings related to net share settlements of restricted stock units	(1,114)	(1,148)
Proceeds from issuance of common stock under employee stock purchase plan	1,204	—
Repurchase of common stock	(1,630)	(4,019)
Net cash provided by (used in) financing activities	(1,473)	3,139
Effect of exchange rate changes on cash, cash equivalents and restricted cash	899	(85)
Net increase in cash, cash equivalents and restricted cash, continuing operations	16,779	2,617
Net cash used in discontinued operations	—	(3,975)
Cash, cash equivalents and restricted cash, beginning of period	22,012	29,225
Cash, cash equivalents and restricted cash, end of period	$38,791	$27,867
Supplemental disclosure of cash flow information
Income taxes paid, net	$503	$1,279
Non-cash investing: Investment in inMarket Media, LLC acquired in exchange for sale of Advertising business	$—	$15,600
Cash flows from discontinued operations:
Net cash used in operating activities	$—	$(3,569)
Net cash used in financing activities	—	(406)
Net cash transferred from continuing operations	—	3,975
Net change in cash and cash equivalents from discontinued operations	—	—
Cash and cash equivalents of discontinued operations, beginning of period	—	—
Cash and cash equivalents of discontinued operations, end of period	$—	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$37,252	$26,347
Restricted cash	1,539	1,520
Total cash, cash equivalents and restricted cash	$38,791	$27,867
See accompanying Notes to Condensed Consolidated Financial Statements.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1.Summary of business and significant accounting policies
Description of business
Telenav, Inc., also referred to in this report as “Telenav,” the “Company,” “we,” “our” or “us,” was incorporated in September 1999 in the State of Delaware. We are a leading provider of automotive software and services providing both in-vehicle and cloud-based solutions. We focus on navigation and location-based services (LBS), where we pioneered many innovations including the market’s first mobile cloud-based navigation service. Navigation and LBS are the primary applications for in-vehicle infotainment (IVI) systems and we are using our strengths and core competencies to address the growing demand for overall connected car services. We provide our connected-car products and services directly to automobile manufacturers, as well as tier-one suppliers. Our fiscal year ends on June 30, and in this report we refer to the fiscal year ended June 30, 2020 as “fiscal 2020” and the fiscal year ending June 30, 2021 as “fiscal 2021.”
Commencing July 1, 2019, we operate in a single segment, automotive. Through June 30, 2019, we operated in three segments - automotive, advertising and mobile navigation. In August 2019, we completed the disposition of our digital advertising operations (the "Ads Business") and have presented the results of operations for the Ads Business as discontinued operations for all prior periods presented. See Note 11. Our mobile navigation services business represented less than 5% of total revenue for the three and six months ended December 31, 2020 and 2019 and we expect the business to continue to decline. Our chief executive officer, or CEO, the chief operating decision maker, does not review mobile navigation revenue and cost of revenue separately. As a result, we combine the mobile navigation business with the automotive business in a single segment.
Proposed merger
On November 2, 2020, we entered into an Agreement and Plan of Merger (as amended on December 17, 2020, and as it may be further amended, supplemented or otherwise modified in accordance with its terms, the “Merger Agreement”) with V99, Inc., a Delaware corporation led by H.P. Jin, President, Co-Founder, Chair of the Board of Directors, President and Chief Executive Officer of Telenav, and Telenav99, Inc., a newly formed Delaware corporation and wholly owned subsidiary of V99 (“Merger Sub”), providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of Telenav by V99. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Telenav (the “Merger”), with Telenav surviving the Merger as a wholly owned subsidiary of Parent. Subject to the satisfaction of closing conditions, the parties expect the Merger to close in February 2021. See Note 13.
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
Our condensed consolidated financial statements also include the financial results of Shanghai Jitu Software Development Ltd., or Jitu, located in China. Based on our contractual arrangements with the shareholders of Jitu, we have determined that Jitu is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. The results of Jitu did not have a material impact on our financial statements for the three and six months ended December 31, 2020 and 2019.
The condensed consolidated financial statements and related financial information should be read in conjunction with the audited consolidated financial statements and the related notes thereto for fiscal 2020, included in our Annual Report on Form 10-K for fiscal 2020 filed with the U.S. Securities and Exchange Commission, or SEC, on August 21, 2020, which we refer to as the Form 10-K.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus first identified in China in late 2019 (COVID-19) as a pandemic, which continues to spread throughout the U.S. and the world. The COVID-19 pandemic and related adverse public health developments have caused and will continue to cause disruption to the economy and our business operations resulting from shelter-at-home orders, quarantines, self-isolations, or other restrictions on the ability of our employees to perform their jobs. For example, our automotive manufacturer partners closed manufacturing plants in response to the COVID-19 pandemic and only re-opened them in the three months ended June 30, 2020 for production in North America and Europe. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and we cannot predict. During the three and six months ended December 31, 2020, this uncertainty resulted in a higher level of judgment related to our estimates and assumptions concerning short-term investments, long-lived assets, non-marketable equity and debt investments, goodwill, and variable consideration related to revenue recognition. We expect uncertainties around our key accounting estimates to continue to evolve depending on the duration and degree of impact associated with the COVID-19 pandemic. Our estimates may change as new events occur and additional information emerges, and such changes are recognized or disclosed in our condensed consolidated financial statements.
Disaggregation of revenue
In order to further depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors, the following table depicts the disaggregation of revenue according to revenue type and pattern of recognition (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Product
On-board automotive navigation solutions (point in time)(1)	$53,449	$61,543	$110,258	$117,533
Total product revenue	53,449	61,543	110,258	117,533
Services
Brought-in automotive navigation solutions (over time)(2)	9,988	8,787	20,902	15,009
Automotive maintenance and support and other (over time)	542	1,206	632	2,875
Mobile navigation services (over time)	1,875	2,339	3,658	5,087
Total services revenue	12,405	12,332	25,192	22,971
Total revenue	$65,854	$73,875	$135,450	$140,504
(1)Includes i) royalties earned and recognized at the point in time usage occurs, ii) map updates and iii) customized software development fees.
(2)Includes royalties earned and recognized over time from the allocation of transaction price to service obligations for hybrid automotive solutions.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
Contract assets
Contract assets relate to our rights to consideration for performance obligations satisfied but not billed at the reporting date. As of December 31, 2020 and June 30, 2020, we had no contract assets.
Deferred costs
Changes in the balance of total deferred costs (current and non-current) during the six months ended December 31, 2020 were as follows (in thousands):

	Deferred Costs
	Content	Development	Total
Balance, June 30, 2020	$73,598	$7,071	$80,669
Content licensing costs incurred	64,686	—	64,686
Customized software development costs incurred	—	1,468	1,468
Less: cost of revenue recognized	(73,014)	(2,287)	(75,301)
Balance, December 31, 2020	$65,270	$6,252	$71,522
Concentrations of risk and significant customers
Revenue related to products and services provided through Ford Motor Company and affiliated entities, or Ford, comprised 44% and 39% of total revenue for the three months ended December 31, 2020 and 2019, respectively, and comprised 45% and 45% for the six months ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and June 30, 2020, receivables due from Ford were 36% and 39% of total accounts receivable, respectively.
Revenue related to products and services provided through General Motors Holdings and its affiliates, or GM, comprised 47% and 31% of total revenue for the three months ended December 31, 2020 and 2019, respectively, and comprised 46% and 28% for the six months ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and June 30, 2020, receivables due from GM were 47% and 44% of total accounts receivable, respectively.
Revenue related to products and services provided to affiliates of Grab Holdings, Inc., which, collectively with certain of its affiliates, we refer to as Grab, comprised 19% and 15% of total revenue for the three and six months ended December 31, 2019, respectively. We did not have any revenue related to Grab in the three and six months ended December 31, 2020. See Note 12.
Restricted cash
As of December 31, 2020 and June 30, 2020, we had restricted cash of $1.5 million on our condensed consolidated balance sheets, comprised primarily of prepayments from a customer.
Accumulated other comprehensive loss, net of tax
The components of accumulated other comprehensive loss, net of related taxes, and activity as of December 31, 2020, were as follows (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance, net of tax as of June 30, 2020	$(1,834)	$1,357	$(477)
Other comprehensive income (loss) before reclassifications, net of tax	706	(357)	349
Amount reclassified from accumulated other comprehensive loss, net of tax	—	(202)	(202)
Other comprehensive income (loss), net of tax	706	(559)	147
Balance, net of tax as of December 31, 2020	$(1,128)	$798	$(330)

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
The amount of income tax benefit allocated to each component of accumulated other comprehensive loss was not material for the six months ended December 31, 2020.
Recent accounting pronouncements not yet adopted
There have been no changes in accounting pronouncements during the six months ended December 31, 2020, as compared to the recent accounting pronouncements not yet adopted described in our Form 10-K, that are of significance or potential significance to us.
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
The following table presents the calculation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(60)	$13,062	$3,275	$13,094
Loss on discontinued operations	—	(56)	—	(4,042)
Net income (loss)	$(60)	$13,006	$3,275	$9,052
Shares used to compute basic income (loss) per share	47,825	48,475	47,526	48,127
Dilutive potential common shares:
Stock options	—	—	—	112
Restricted stock units	—	346	609	1,018
Employee stock purchase plan	—	—	16	—
Shares used to compute diluted income (loss) per share	47,825	48,821	48,151	49,257
Basic income (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.27	$0.07	$0.27
Loss on discontinued operations	—	—	—	(0.08)
Net income (loss)	$(0.00)	$0.27	$0.07	$0.19
Diluted income (loss) per share:
Income (loss) from continuing operations	$(0.00)	$0.27	$0.07	$0.27
Loss on discontinued operations	—	—	—	(0.08)
Net income (loss)	$(0.00)	$0.27	$0.07	$0.18

Potential common stock equivalents not included in the calculation of diluted income (loss) per share as the effect would be anti-dilutive	2,629	2,708	1,992	1,296

A total of 1,495,000 and 800,000 outstanding performance-based restricted stock units as of December 31, 2020 and 2019, respectively, as described further in Note 9, were excluded from the diluted shares calculation above because they are contingently issuable and none of the performance milestones had been met.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
3.Cash, cash equivalents and short-term investments
Cash and cash equivalents consist of unrestricted cash and highly liquid fixed-income investments with original maturities of three months or less at the time of purchase, including money market funds. Short-term investments consist of readily marketable debt securities with a remaining maturity of more than three months from the date of purchase. Short-term investments are classified as current assets, even though maturities may extend beyond one year, because they represent investments of cash available for operations. We classify all cash equivalents and short-term investments as “available for sale,” as these investments are free of trading restrictions. Marketable debt securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized. When we have determined that an other-than-temporary decline in fair value has occurred, the amount of the decline that is related to a credit loss is recognized in earnings. Gains and losses are determined using the specific identification method. We had no material realized gains or losses in the six months ended December 31, 2020 or 2019.
Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$37,056	$—	$—	$37,056
Cash equivalents:
Money market mutual funds	196	—	—	196
Total cash equivalents	196	—	—	196
Total cash and cash equivalents	37,252	—	—	37,252
Short-term investments:
U.S. treasury securities	1,531	19	—	1,550
U.S. agency securities	3,182	32	—	3,214
Asset-backed securities	16,547	282	—	16,829
Municipal securities	8,067	72	—	8,139
Commercial paper	1,250	—	—	1,250
Corporate bonds	44,150	607	—	44,757
Total short-term investments	74,727	1,012	—	75,739
Cash, cash equivalents and short-term investments	$111,979	$1,012	$—	$112,991

Cash, cash equivalents and short-term investments consisted of the following as of June 30, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash	$20,323	$—	$—	$20,323
Cash equivalents:
Money market mutual funds	195	—	—	195
Total cash equivalents	195	—	—	195
Total cash and cash equivalents	20,518	—	—	20,518
Short-term investments:
U.S. treasury securities	3,712	41	—	3,753
U.S. agency securities	5,004	54	—	5,058
Asset-backed securities	20,392	434	—	20,826
Municipal securities	9,464	78	—	9,542
Corporate bonds	50,173	963	—	51,136
Total short-term investments	88,745	1,570	—	90,315
Cash, cash equivalents and short-term investments	$109,263	$1,570	$—	$110,833

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
There were no available-for-sale securities that were in a material unrealized loss position as of December 31, 2020 or June 30, 2020.

The following table summarizes the cost and estimated fair value of short-term fixed income securities classified as short-term investments based on stated maturities as of December 31, 2020 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$39,068	$39,438
Due between one and two years	25,936	26,472
Due between two and three years	9,723	9,829
Total	$74,727	$75,739

Declines in fair value judged to be other-than-temporary on securities available for sale are included as a component of other income, net. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair market value. As of December 31, 2020, we did not consider any of our short-term investments to be other-than-temporarily impaired.
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
The fair values of these financial instruments measured on a recurring basis were determined using the following inputs at December 31, 2020 (in thousands):

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Fair Value Measurements at December 31, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$196	$196	$—	$—
Total cash equivalents	$196	$196	$—	$—
Short-term investments:
U.S. treasury securities	1,550	1,550	—	—
U.S. agency securities	3,214	—	3,214	—
Asset-backed securities	16,829	—	16,829	—
Municipal securities	8,139	—	8,139	—
Commercial paper	1,250	—	1,250	—
Corporate bonds	44,757	—	44,757	—
Total short-term investments	$75,739	$1,550	$74,189	$—
Warrant to purchase non-marketable equity investment units	$1,099	$—	$—	$1,099
The fair values of our financial instruments were determined using the following inputs at June 30, 2020 (in thousands):

	Fair Value Measurements at June 30, 2020 Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market mutual funds	$195	$195	$—	$—
Total cash equivalents	195	195	—	—
Short-term investments:
U.S. treasury securities	3,753	3,753	—	—
U.S. agency securities	5,058	—	5,058	—
Asset-backed securities	20,826	—	20,826	—
Municipal securities	9,542	—	9,542	—
Corporate bonds	51,136	—	51,136	—
Total short-term investments	$90,315	$3,753	$86,562	$—
Warrant to purchase non-marketable equity investment units	$713	$—	$—	$713

Accretion of net premium on short-term investments totaled $170,000 and $75,000 in the six months ended December 31, 2020 and 2019, respectively.
There were no transfers between Level 1 and Level 2 financial instruments in the six months ended December 31, 2020 and 2019.
We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2020 or June 30, 2020.
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
Our net unrealized gains from non-marketable equity securities were zero and $62,000 in the six months ended December 31, 2020 and 2019, respectively.
The carrying value of our non-marketable equity securities carried at cost and adjusted under the measurement alternative, none of which required remeasurement to fair value, was $9.0 million and $6.7 million at December 31, 2020 and June 30, 2020, respectively.
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
We recognized income of $1.3 million and $797,000 related to our proportionate share of investments accounted for under the equity method for the three months ended December 31, 2020 and 2019, respectively, and $1.9 million and $797,000 for the six months ended December 31, 2020 and 2019, respectively. The carrying value of our non-marketable equity investments accounted for under the equity method was $21.8 million and $20.0 million at December 31, 2020 and June 30, 2020, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
The warrant mark-to-market adjustment at December 31, 2020 was a gain of $282,000. The carrying value of the warrant was $1.1 million and $713,000 at December 31, 2020 and June 30, 2020, respectively.
Non-marketable debt investments
In fiscal 2020, we invested $1.5 million and in fiscal 2021 we invested an additional $1.0 million for a total of $2.5 million in the form of a convertible note receivable in a privately held company. The note receivable matures on October 31, 2021 or upon request for payment by a majority of note holders, or otherwise upon a change of control, qualified financing event or event of default involving the privately held company. The note converts to preferred stock or common stock upon certain events as defined, including a qualified preferred stock financing round or a change in control of ownership. Interest accrues annually at 6.5% and is due in full upon maturity.
In fiscal 2020, we invested $4.0 million and in July 2020 we invested an additional $3.0 million for a total of $7.0 million in the form of convertible notes receivable in a privately held company. The notes receivable mature upon request for payment by a majority of note holders on or after August 23, 2021, or otherwise upon a change of control, qualified financing event or event of default involving the privately held company. The notes convert to preferred stock or common stock upon certain events as defined, including a qualified preferred stock financing round or a change in control of ownership. Interest accrues annually at 6% and is due in full upon maturity.
In fiscal 2020, we invested $417,000 and in July 2020 we invested an additional $90,000 for a total of $507,000 in the form of a convertible note receivable in a privately held company, pursuant to which we agreed to loan up to a total of $710,000. The note receivable matures on March 24, 2021 and is convertible into equity at our discretion. Interest accrues annually at 6% and is due in full upon maturity.
The convertible notes are classified as available for sale and are carried at fair value within Level 3. We believe that fair value currently approximates original cost since there have been no significant changes in interest rates, liquidity or the business environment since the date of acquisition of these investments. Any unrealized gains and losses will be reported, net of tax, as accumulated other comprehensive income (loss) and included as a separate component of stockholders’ equity. Gains and losses are recognized when realized and reported in other income, net in our condensed consolidated statement of operations. We did not have any unrealized or realized gains or losses in the three and six months ended December 31, 2020 and 2019. The carrying value of our non-marketable debt investments was $10.0 million and $5.9 million at December 31, 2020 and June 30, 2020, respectively.
5.Leases
We have entered into various non-cancelable office space and other operating leases with original lease periods expiring between 2021 and 2024. These do not contain material variable rent payments, residual value guarantees, covenants or other restrictions.
Operating lease costs for the six months ended December 31, 2020 and 2019 were $1.7 million and $1.6 million, respectively. The weighted-average remaining term of our operating leases was 2.5 years and the weighted-average discount rate used to measure the present value of the operating lease liabilities was 5.0% as of December 31, 2020.
Maturities of our operating lease liabilities, which do not include short-term leases, as of December 31, 2020 were as follows (in thousands):

Fiscal Year
2021 remainder	$1,749
2022	3,982
2023	3,418
2024	895
2025	—
Total lease payments	10,044
Less: imputed interest	(648)
Total operating lease liabilities	$9,396

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
Cash payments included in the measurement of our operating lease liabilities were $1.6 million and $1.7 million for the six months ended December 31, 2020 and 2019, respectively.
6.Balance sheet information
Goodwill
Goodwill as of December 31, 2020 and June 30, 2020 was $14.3 million.
Intangible assets consisted of acquired developed technology, which was fully amortized as of December 31, 2020 and June 30, 2020. Amortization expense related to intangibles was $218,000 and $436,000 for the three and six months ended December 31, 2019, respectively.
Other assets
Other assets consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Deposits and other assets	$1,705	$1,225
Non-marketable equity investments	8,970	6,670
Warrant to purchase non-marketable equity investment units	1,099	713
Non-marketable equity investments accounted for under the equity method	21,822	20,027
Non-marketable debt investments	10,045	5,917
Total other assets	$43,641	$34,552
Accrued expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2020	June 30, 2020
Accrued compensation and benefits	$11,549	$15,117
Accrued royalties	8,162	9,701
Customer overpayments and related reserves	2,645	2,666
Other accrued expenses	8,420	8,726
Total accrued expenses	$30,776	$36,210
7.Deferred revenue and remaining performance obligations
Deferred revenue
Deferred revenue, which is a contract liability, consists primarily of payments received in advance of revenue recognition under our contracts with customers and is recognized upon transfer of control. Changes in the balance of total deferred revenue (current and non-current) during the six months ended December 31, 2020 were as follows (in thousands):

Beginning balance, June 30, 2020	$138,943
Revenue recognized that was included in beginning balance	(36,243)
Amount billed, net of revenue recognized that was not included in beginning balance	25,298
Ending balance, December 31, 2020	$127,998

The cumulative adjustment as a result of changes in the estimate of the transaction price of customer contracts during the three and six months ended December 31, 2020 was a net increase in revenue recognized of $202,000 and $498,000, respectively. In addition, the amount of revenue recognized in the three and six months ended December 31, 2020 from performance obligations satisfied or partially satisfied in previous periods was $207,000 and $498,000, respectively.

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
Remaining performance obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue and amounts that are expected to be invoiced and recognized as revenue in future periods. As of December 31, 2020, the aggregate amount of the transaction price allocated to remaining performance obligations was $54.6 million, which is expected to be recognized over a remaining period of approximately 1.0 to 6.0 years. This amount excludes the variable consideration that falls under the exemption for usage-based royalties promised in exchange for a license of intellectual property.
8.Commitments and contingencies
Guarantees and indemnifications
Our agreements with our customers generally include certain provisions for indemnifying them against liabilities if our products and services infringe a third party’s intellectual property rights or for other specified matters. We have in the past received, and expect to continue to receive, indemnification requests or notices of their intent to seek indemnification in the future from our customers with respect to specific litigation claims in which our customers have been named as defendants. We have in the past offered to contribute to settlement amounts and incurred legal fees in connection with certain of these indemnity demands. Furthermore, in response to these demands, we may be required to assume control of and bear all costs associated with the defense of our customers in compliance with our contractual commitments. The maximum amount of potential future indemnification is unlimited.
We have agreed to indemnify our directors, officers and certain other employees for certain events or occurrences, subject to certain limits, while such persons are or were serving at our request in such capacity, including with respect to claims asserted against them in connection with the Merger. We may terminate the indemnification agreements with these persons upon the termination of their services with us, but termination will not affect claims for indemnification related to events occurring prior to the effective date of termination. The maximum amount of potential future indemnification is unlimited. We have a directors’ and officers’ insurance policy that limits our potential exposure. We believe that any financial exposure related to these indemnification agreements is not material.
Other contractual commitments
As of December 31, 2020, we had $6.3 million of future minimum non-cancelable financial commitments primarily related to license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within five years.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
On November 6, 2020, a stockholder complaint was filed in the Court of Chancery of the State of Delaware state court related to the Merger Agreement: George P. Assad, Jr. v. Telenav, Inc., et al., C.A. No. 2020-0950-JTL (Del. Ch.) (filed Nov. 6, 2020) (the “Delaware Action” and such complaint filed in the Delaware Action, the “Delaware Complaint”). The Delaware Complaint was brought by a putative stockholder against Telenav and members of the Telenav Board of Directors and the special committee of Telenav’s Board of Directors, consisting entirely of independent and disinterested directors (the “Special Committee”), and it asserted one count for violation of Section 203 of the Delaware General Corporation Law (“Section 203”). Specifically, the Delaware Complaint alleged that Dr. Jin and/or his affiliated entities reached an “agreement, arrangement or understanding,” as those terms are defined in Section 203, with Samuel Chen and/or his affiliates, prior to Special Committee and Board approval of the Merger, that shares owned by Mr. Chen and/or his affiliates would be voted in favor of the Merger and, therefore, triggered Section 203’s requirement that at least 66 and two-thirds percent of the outstanding stock unaffiliated with Dr. Jin and Mr. Chen vote in favor of the Merger. The Delaware Complaint sought, among other things, an order enjoining the stockholder vote on the Merger. Telenav disputed the Delaware Complaint’s allegations, including the allegation that Dr. Jin and Mr. Chen entered into any “agreement, arrangement, or understanding” with respect to the Merger prior to the Telenav Board of Directors’ approval of the Merger and/or prior to the Board of Directors’ approval of any such “agreement, arrangement, or understanding.” Notwithstanding that, as of the date of this filing, in order to moot the claims asserted in the Delaware Complaint to avoid more costly litigation and delays, Telenav has made it a requirement that the Merger will be conditioned on the affirmative vote of the holders of (i) at least 66 and two-thirds percent of the outstanding shares of common stock not beneficially owned by V99, Merger Sub, H.P. Jin, Samuel Chen, Fiona Chang, Yi-Ting Chen, Yi-Chun Chen, Changbin Wang and Digital Mobile Venture Limited, and any affiliate of the foregoing or trust in which any of the foregoing are a beneficiary (collectively, the “Purchaser Group”), which approval will also serve as a waiver of certain limitations set forth in Section 203 of the DGCL, and (ii) at least a majority of the outstanding shares of common stock, as described in the section of Telenav’s proxy statement in connection with the proposed Merger (the “Proxy Statement”) captioned “The Special Meeting of Telenav’s Stockholders—Votes Required,” and have entered into and filed with the Delaware Court of Chancery a stipulation memorializing that agreement for the purpose of mooting the Delaware Action. As a result of this action, the plaintiff in the Delaware Action agreed to voluntarily dismiss the Delaware Action and accordingly filed a notice of dismissal on December 23, 2020. The Court of Chancery entered the notice of dismissal as an order on December 30, 2020, thereby dismissing the Delaware Action without prejudice and retaining jurisdiction to consider any application for an award of attorney’s fees and expenses in connection with the plaintiff’s counsel’s prosecution of the Delaware Action.
As of the date of this filing, Telenav is aware of four other complaints filed in federal district court related to the Merger: Stein v. Telenav, Inc. et al., Case 5:20-cv-09314-SVK (N.D. Cal.) (filed Dec. 23, 2020) (the “Stein Complaint”), Dang v. Telenav, Inc. et al., Case 1:20-cv-11116 (S.D.N.Y) (filed Dec. 31, 2020) (the “Dang Complaint”), Secor v. Telenav, Inc. et al., Case 1:21-cv-00083 (S.D.N.Y.) (filed Jan. 5, 2021) (the “Secor Complaint”), and Essemann v. Telenav, Inc. et al., Case 1:21-cv-00103 (S.D.N.Y.) (filed Jan. 6, 2021) (the “Essemann Complaint”), Madell v. Telenav, Inc. et al., Case 1:21-cv-00106 (E.D.N.Y.) (filed Jan. 8, 2021) (the “Madell Complaint”), and Ryan v. Telenav, Inc. et al., Case 5:21-cv-00506 (N.D. Cal.) (filed Jan. 21, 2021) (the “Ryan Complaint” and, together with the Stein Complaint, the Dang Complaint, and the Secor Complaint, the Essemann Complaint and the Madell Complaint, the “Federal Complaints”). Each of the Federal Complaints was filed on behalf of a purported Telenav stockholder, and the complaints contain similar allegations. Each of the Federal Complaints alleges that the Proxy Statement is materially false and misleading in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Each of the Federal Complaints alleges that the Proxy Statement’s disclosures related to B. Riley’s fairness opinion are inadequate because the Proxy Statement fails to disclose certain inputs into the analyses underlying that fairness opinion. The Secor, Essemann, Madell, and Ryan Complaints further allege that the Proxy Statement’s disclosures are inadequate because the Proxy Statement fails to disclose certain details about B. Riley’s compensation and the extent to which B. Riley performed past services for the counterparties to the Merger.
The Stein, Dang, Secor, Madell, and Ryan Complaints also allege that the Proxy Statement’s disclosures related to Telenav’s Fiscal 2021 Plan and its Long Term Financial Model (the “Projections”) are inadequate because the Proxy Statement fails to provide the value of certain line items used to calculate various non-GAAP financial measures included in the Projections. The Stein, Dang, and Madell Complaints further allege that the Proxy Statement lacks disclosures reconciling those non-GAAP financial measures to the most comparable GAAP measures.
The Secor, Madell, and Ryan Complaints also allege that the Proxy Statement’s disclosures are inadequate because the Proxy Statement fails to disclose the “Maintenance Projections” Telenav’s management provided to B. Riley in connection with its financial analysis.
The Secor and Madell Complaints also allege that the Proxy Statement’s disclosures are inadequate because the Proxy Statement fails to disclose the specific nature of discussions during the merger process about the need to update Telenav’s long-

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
term financial forecast, and also fails to disclose whether Telenav entered into any new non-disclosure or confidentiality agreements with third parties during the go-shop period.
The Essemann Complaint also alleges that the Proxy Statement’s disclosures are inadequate because the Proxy Statement fails to disclose cash flow projections and instead discloses only “Adjusted EBITDA” projections.
With respect to the Delaware Action, we have accrued an immaterial amount representing the estimated probable loss at which we believe would be a reasonable basis to settle the Delaware Action. We currently cannot form an estimate of the range of loss in excess of our amount already accrued.
Each of the Federal Complaints seeks, among other things, an order enjoining the Merger’s consummation unless Telenav makes additional disclosures that remedy the alleged omissions described above. We believe all of the Federal Complaints are baseless. While we believe that we have meritorious defenses against the Federal Complaints, we believe that it is reasonably possible that we will incur a loss; however, we cannot currently estimate a range of any possible losses we may experience in connection with the Federal Complaints.
While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows or overall trends in results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur and will at least cause Telenav to incur additional legal fees and potential settlement costs. Unfavorable outcomes or settlements we may enter into could have a material adverse impact on our business, financial position, cash flows or overall trends in results of our operations.
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
A summary of our stock option activity is as follows (in thousands except per share and contractual life amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Options outstanding as of June 30, 2020	1,638	$6.55
Granted	—	—
Exercised	(14)	4.92
Canceled or expired	(42)	6.61
Options outstanding as of December 31, 2020	1,582	$6.56	4.73	$—
As of December 31, 2020:
Options vested and expected to vest	1,573	$6.57	4.70	$—
Options exercisable	1,466	$6.67	4.46	$—

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
A summary of our restricted stock unit, or RSU, activity is as follows (in thousands except contractual life amounts):

	Number of Shares	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
RSUs outstanding as of June 30, 2020	2,476
Granted	1,399
Vested	(881)
Canceled	(227)
RSUs outstanding as of December 31, 2020	2,767	1.44	$13,006
As of December 31, 2020:
RSUs expected to vest	2,444	1.39	$11,485

Performance-based RSUs
In September 2020, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the grant under our 2019 Plan of performance-based RSUs covering a target of 195,000 shares of common stock under individual grants to certain of our executive officers, which we refer to as the 2021 PSU Awards. The 2021 PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30-trading day period on or before the four-year anniversary of the 2021 PSU Awards’ grant date. In the event our Board of Directors approves entering a transaction which, if consummated, would constitute a “change in control” of the Company as defined in the 2019 Plan, the performance milestones are increased with respect to shares not already eligible to vest under the 2021 PSU Awards, and the performance period is extended to the five-year anniversary of the 2021 PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the 2021 PSU Awards becoming eligible to vest. If a stock price performance milestone is achieved, then the shares that became eligible to vest will vest in four equal quarterly installments as of the ensuing March 1, June 1, September 1 and December 1 following the date of certification of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. Vesting under the 2021 PSU Awards may be accelerated under certain conditions involving a change in control of our Company, including as provided under respective change in control agreements entered between us and the executive. The maximum number of shares subject to the 2021 PSU Awards that may vest is 195,000. No shares had vested as of December 31, 2020 under the 2021 PSU Awards.
In February 2020, the Compensation Committee approved the grant under our 2019 Plan of performance-based RSUs covering a target of 500,000 shares of common stock under individual grants to certain of our executive officers, which we refer to as the 2020 PSU Awards. The 2020 PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30-trading day period on or before the three-year anniversary of the 2020 PSU Awards’ grant date. In the event our Board of Directors approves entering a transaction which, if consummated, would constitute a “change in control” of the Company as defined in the 2019 Plan, the performance milestones are increased with respect to shares not already eligible to vest under the 2020 PSU Award, and the performance period is extended to the four-year anniversary of the 2020 PSU Awards’ grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the 2020 PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then the shares that became eligible to vest will vest in four equal quarterly installments as of the ensuing March 10, June 10, September 10 and December 10 following the date of certification of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. Vesting under the 2020 PSU Award may be accelerated under certain conditions involving a change in control of our Company, including as provided under respective change in control agreements entered between us and the executive. The maximum number of shares subject to the 2020 PSU Award that may vest is 500,000. No shares had vested as of December 31, 2020 under the 2020 PSU Awards.
In September 2019, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 560,000 shares of common stock under individual grants to several of our executive officers, which we refer to as the 2019 PSU Awards. The 2019 PSU Awards are subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the 2019 PSU Awards’ grant date. Achieving each individual stock price performance

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
milestone will result in one quarter of the shares subject to the 2019 PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the 2019 PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2020, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to the respective executive’s continued service with the Company through the applicable vesting date. The 2019 PSU Award milestones are subject to change upon a change in control, as defined in the agreement. The maximum number of shares subject to the 2019 PSU Award that may vest is 560,000. No shares had vested as of December 31, 2020 under the 2019 PSU Awards.
In October 2018, the Compensation Committee approved the grant under our 2009 Equity Incentive Plan of performance-based RSUs covering a target of 240,000 shares of common stock to Dr. HP Jin, our CEO, which we refer to as the CEO PSU Award. The CEO PSU Award is subject to four performance milestones, each requiring achievement of a specified trailing average closing stock price for a 30 trading day period on or before the three-year anniversary of the CEO PSU Award’s grant date. Achieving each individual stock price performance milestone will result in one quarter of the shares subject to the CEO PSU Award becoming eligible to vest. If a stock price performance milestone is achieved, then one half of the shares that became eligible to vest under the CEO PSU Award upon achievement of that stock price performance milestone will vest on the later of November 1, 2019, or the date that the Compensation Committee certifies achievement of the milestone, and the remaining one half of the shares that became eligible to vest will vest on the one-year anniversary of the date the performance milestone was achieved, in each case subject to Dr. Jin’s continued service with the Company through the applicable vesting date. The CEO PSU Award milestones are subject to change upon a change in control, as defined in the agreement. The maximum number of shares subject to the CEO PSU Award that may vest is 240,000. No shares had vested as of December 31, 2020 under the CEO PSU Award.
Since achievement of the awards is dependent on a market condition, stock-based compensation expense associated with these awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service period has been met. We utilized the Monte Carlo valuation method to determine the fair value and derived service periods of each of the stock price performance milestones. Total stock-based compensation expense associated with all PSU Awards, included in the stock-based compensation expense table below, was $0.7 million and $1.8 million for the three and six months ended December 31, 2020, respectively, and was not material for the three and six months ended December 31, 2019.
As of December 31, 2020, no performance-based RSU awards had been earned or canceled, and 1,495,000 shares subject to performance-based RSU awards remained outstanding.
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

Number of Shares
Shares available for grant as of June 30, 2020	5,280
Shares added from 5,800,000 reserved share pool available(1)	218
Granted	(1,593)
RSUs withheld for taxes in net share settlements	54
Canceled or expired	50
Shares available for grant as of December 31, 2020	4,009
(1) Additional shares are available up to a maximum of 5,800,000 shares only to the extent shares subject to grants under the 2009 Plan were outstanding as of November 20, 2019 but later expire or otherwise terminate without having been exercised in full.

Employee Stock Purchase Plan

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
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
During the six months ended December 31, 2020, the Company’s employees purchased 304,964 shares of its common stock under the ESPP. The shares were purchased at a weighted-average purchase price of $3.94 per share, with total proceeds to the Company of $1.2 million.
As of December 31, 2020, there was $1.2 million of unrecognized stock-based compensation expense related to the ESPP that is expected to be recognized over an average vesting period of 0.39 years.
Stock-based compensation expense
The following table summarizes the stock-based compensation expense for continuing operations recorded for stock options, RSUs, including performance-based RSUs, and ESPP purchase rights (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Stock option awards	$48	$226	$156	$534
RSU awards	2,178	1,252	4,529	2,696
ESPP	414	—	812	—
Total stock-based compensation expense	$2,640	$1,478	$5,497	$3,230
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
No stock option awards were granted during the three and six months ended December 31, 2020.

The weighted average assumptions used to value ESPP purchase rights during the initial offering period beginning March 1, 2020 and subsequent offering period beginning September 1, 2020 were as follows:

Expected volatility	88%
Expected term (in years)	0.65
Risk-free interest rate	0.38%
Dividend yield	—%

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
10.Income taxes
For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, actual tax expense or the “cutoff method” is utilized as the estimate.
The effective tax rate for the periods presented is the result of the mix of forecasted fiscal year income earned or loss incurred in various tax jurisdictions that apply a broad range of income tax rates. Our provision (benefit) for income taxes for continuing operations was $(53,000) in the six months ended December 31, 2020 compared to $616,000 in the six months ended December 31, 2019 and was comprised primarily of foreign withholding taxes and income taxes and tax benefits in foreign jurisdictions. Our effective tax provision rate of 2% of income from continuing operations for the six months ended December 31, 2020 was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to the release of the valuation allowance. Our effective tax provision rate of 4% of income from continuing operations for the six months ended December 31, 2019 was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to the application of the cutoff method to compute US taxes.
We record liabilities related to unrecognized tax benefits in accordance with authoritative guidance on accounting for uncertain tax positions. As of December 31, 2020 and June 30, 2020, our cumulative unrecognized tax benefits were $5.7 million and $5.4 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2020 and June 30, 2020 was $100,000 that if recognized would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for federal, state and foreign income taxes. We accrued zero for the payment of interest and penalties at December 31, 2020 and June 30, 2020.
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
The historical financial results attributable to the Ads Business are presented as discontinued operations in our condensed consolidated statements of operations for all periods presented. A reconciliation of the major line items comprising loss from operations of the Ads Business included as part of discontinued operations to the amount presented separately in our condensed consolidated statement of operations for the six months ended December 31, 2019 is presented in the following table:

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Revenue - services	$—	$3,614
Cost of revenue - services	—	1,335
Gross profit	—	2,279
Operating expenses:
Research and development	—	697
Sales and marketing	—	750
General and administrative	—	—
Total operating expenses	—	1,447
Provision for (benefit from) income taxes	—	—
Income from operations of Ads Business	$—	$832
Our 14.5%-member interest in inMarket was valued at $15.6 million at the closing of the inMarket Transaction and is recorded in other assets on our condensed consolidated balance sheet at December 31, 2020 and June 30, 2020. See Note 4. Our loss from the sale of the Ads Business of $4.9 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $363,000 comprising legal fees and third-party consulting fees associated with the inMarket Transaction.
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

TELENAV, INC.
Notes to Condensed Consolidated Financial Statements—(Continued)
(unaudited)
13.Agreement and Plan of Merger
We are party to the Merger Agreement with V99 and Merger Sub, providing for, subject to the satisfaction or waiver of specified conditions, the acquisition of Telenav by V99. If the Merger contemplated by the Merger Agreement is completed, the holders of common stock will receive $4.80 in cash, without interest and less applicable withholding tax (the “Merger Consideration”), for each share of common stock that they own immediately prior to the time the Merger becomes effective (the “Effective Time”), other than shares (i) held in the treasury of Telenav or (ii) held by holders who shall neither have voted in favor of the Merger nor consented thereto in writing, and who shall have properly and validly perfected, and not withdrawn or lost, their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law immediately prior to the Effective Time. The Merger Agreement also provides for the cancellation of out-of-the-money options; the conversion of in-the-money options to the right to receive the Merger Consideration less the applicable exercise price and withholding taxes; the conversion of unvested restricted stock units into the right to receive the Merger Consideration less applicable withholding taxes; and the cash out of vested restricted stock units for the Merger Consideration less applicable withholding taxes.
On February 16, 2021, we are holding a special meeting of Telenav stockholders at 10:00 a.m. (the “Special Meeting”) to consider and vote on certain proposals, including a proposal to adopt and approve the Merger Agreement. Upon receipt of the required stockholder approvals, the Merger will be consummated.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis together with our condensed consolidated financial statements and the notes to those statements included elsewhere in this Form 10-Q. This Form 10-Q contains forward-looking statements that we based on our beliefs and assumptions and on information currently available to us. The forward-looking statements are contained principally in the sections entitled “Risk Factors” and this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include information concerning our possible or assumed future results of operations, accounting for and future sources of revenue, expectations regarding expenses, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, retention and expansion of existing customer relationships and the effects of competition and the transaction we discuss below regarding the proposed acquisition of Telenav, Inc. Forward-looking statements include statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “seeks,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions and the negatives of those terms.
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
Overview
Telenav is a leading provider of automotive software and services providing both in-vehicle and cloud-based solutions. Over the past twenty years our focus has been on navigation and location-based services, or LBS, where we pioneered many innovations including the market’s first mobile cloud-based navigation service. As a leader in hybrid navigation, Telenav counts among its customers three of the top five automobile manufacturers, or OEMs, by revenue and sales — Ford, GM and Toyota. Navigation and LBS are the primary applications for in-vehicle infotainment, or IVI, systems and we are using our strengths and core competencies to address the growing demand for overall connected-car services.
In addition to navigation and LBS, our connected-car platform, VIVID, enables us to deliver IVI software solutions and services that are growing in importance as consumers increasingly include digital technologies as a factor in their automobile purchase decision. OEMs are also looking to software and connected-car services to build alternative and recurring revenue models beyond the sale of the vehicle. We believe VIVID will provide OEMs a platform and a set of IVI applications to deliver an integrated and brand-specific, cloud-connected digital experience to their customers in a fast and cost-efficient manner.
Our VIVID Nav application delivers hybrid navigation, which can provide in-vehicle navigation that is cloud connected for real-time traffic and up-to-date destinations search, but which can also function when not cloud connected, such as when driving in areas with bad cell coverage.
We offer five variations of our VIVID Infotainment and navigation software products and services to our OEM and tier-one automobile supplier customers, or tier ones, for distribution with their vehicles and systems. First, we offer on-board navigation systems that are built into vehicles with all key elements of the system residing in the vehicle as a self-contained application along with the related software and content. Our on-board navigation products do not require access to the Internet or wireless networks to function. However, they can utilize satellite or radio transmission to provide, for example, real-time traffic information. Second, we offer advanced navigation solutions that contain on-board functionality and also add cloud functionality, such as cloud search, cloud routing, map updates and “live” data. We refer to these solutions as hybrid navigation. Third, we offer mobile phone-based navigation solutions that project interactive map and navigation instructions to the vehicle's video screen and audio system, which we refer to as brought-in navigation. Fourth, we offer a VIVID Nav Software Development Kit, or SDK, that enables our customers to add mapping and location capabilities to their cloud, mobile and on-board automotive applications. Finally, we offer VIVID Infotainment, our connected-car infotainment system that has navigation, commerce, voice, media, car controls and phone integration, which can be delivered as a turnkey solution or as an SDK.
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
Through August 2019, we also generated revenue from advertising network services through the delivery of advertising impressions based on the specific terms of the advertising contract. In August 2019, we sold the Ads Business to inMarket Media, LLC, which we refer to as inMarket (see Note 11 to our condensed consolidated financial statements). For the three and six months ended December 31, 2020 and for all prior comparative periods, we reported the operating results of the Ads Business and the loss on its sale as discontinued operations in our condensed consolidated financial statements.
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
Recent Developments
On November 2, 2020, Telenav entered into an Agreement and Plan of Merger (as amended on December 17, 2020, and as it may be further amended, supplemented or otherwise modified in accordance with its terms, the “Merger Agreement”) with V99, Inc., a Delaware corporation led by H.P. Jin, Co-Founder, Chair of the Board of Directors, President and Chief Executive Officer of Telenav (“V99”), and Telenav99, Inc., a newly formed Delaware corporation and a wholly owned subsidiary of V99 (“Merger Sub”), providing for, subject to the satisfaction or waiver of specified conditions in the Merger Agreement, the acquisition of Telenav by V99. Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into Telenav (the “Merger”), with Telenav surviving the Merger as a wholly owned subsidiary of V99.
If the Merger contemplated by the Merger Agreement is completed, the holders of Telenav’s common stock, par value $0.001 per share (the “Company Common Stock”), will receive $4.80 in cash, without interest and less applicable withholding tax (the “Merger Consideration”), for each share of Company Common Stock that they own immediately prior to the time the Merger becomes effective (the “Effective Time”), other than shares (i) held in the treasury of Telenav or (ii) held by holders who shall neither have voted in favor of the Merger nor consented thereto in writing, and who shall have properly and validly perfected, and not withdrawn or lost, their statutory rights of appraisal under Section 262 of the Delaware General Corporation Law (the “DGCL”) immediately prior to the Effective Time. The Merger Agreement also provides for the cancellation of out-of-the-money options; the conversion of in-the-money options to the right to receive the Merger Consideration less the applicable exercise price and withholding taxes; the conversion of unvested restricted stock units into the unsecured right to receive an amount in cash, without interest, equal to the Merger Consideration less applicable withholding taxes, subject to the satisfaction of time-based vesting and other terms that applied to such unvested restricted stock units and subject to any other written agreements with the holders thereof; and the cash out of vested restricted stock units for the Merger Consideration less applicable withholding taxes.
The completion of the Merger is subject to certain customary conditions, including, but not limited to, the: (i) approval of a majority of the outstanding shares of the Company Common Stock (the “Company Stockholder Approval”); (ii) the approval of at least 66 and two-thirds percent of the outstanding shares of Company Common Stock not beneficially owned by V99, Merger Sub, H.P. Jin, Samuel Chen, Fiona Chang, Yi-Ting Chen, Yi-Chun Chen, Changbin Wang and Digital Mobile Venture Limited (“Digital”), and any affiliate of the foregoing or trust in which any of the foregoing are a beneficiary (the “Two-Thirds of the Minority Approval”), which approval will also serve as a waiver of certain limitations set forth in Section 203 of the DGCL; (iii) the expiration or termination of the applicable waiting period to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”); and (iv) the absence of any law or order restraining, enjoining or otherwise prohibiting the Merger. On December 3, 2020, the U.S. Federal Trade Commission notified Telenav that early termination of the waiting period under the HSR Act was granted, effective immediately.
The Merger Agreement does not contain any financing-related closing condition.
In connection with the signing of the Merger Agreement, Dr. Jin and Mr. Chen and Digital (the “Financing Sources”) entered into a commitment letter with V99, dated as of November 2, 2020, as amended December 17, 2020 (the “Commitment Letter”), pursuant to which the Financing Sources have committed, jointly and severally, to provide debt financing in an amount sufficient to pay (a) the aggregate of all Merger Consideration payable in connection with the Merger, all fees and expenses associated with the transactions incurred by V99 or Merger Sub or any of their respective affiliates and required to be paid on the closing date by such party, and all amounts necessary to repay or prepay any of our indebtedness required to be repaid or prepaid at the closing of the Merger (the “Commitment Amount”) or (b) a termination fee of $3.5 million, if applicable. The funding of the Commitment Amount is subject only to the satisfaction by us or waiver by V99 of the closing conditions in the Merger Agreement applicable to us. Subject to the terms and conditions of the Commitment Letter, we have certain third-party beneficiary rights to enforce the terms of the Commitment Letter against the Financing Sources.
We made customary representations and warranties in the Merger Agreement and have agreed to customary covenants, including those regarding the operation of our business and that of our subsidiaries prior to the Effective Time. The parties have also agreed to use their reasonable best efforts to consummate the Merger.
Under the Merger Agreement, from November 2, 2020 until 11:59 p.m. Pacific time on December 2, 2020, we had the right to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding any alternative acquisition proposals. We did not receive any acquisition proposals during such “go-shop” period. After such period and prior to receipt of the later of Company Stockholder Approval and Two-Thirds of the Minority Approval, we have been and will continue to be subject to customary “no-shop” covenants restricting our ability to engage in such actions, subject to a customary “fiduciary out” provision that allows us, under certain specified circumstances, to provide information to, and participate in discussions and engage in negotiations with, third parties with respect to an alternative acquisition proposal if the Board of Directors or the special committee formed by the Board of Directors consisting of independent and disinterested directors Wes Cummins, Douglas Miller and Randy Ortiz (the “Special Committee”) determines in good faith (after consultation with its financial advisor and outside legal counsel) that such alternative acquisition proposal constitutes or is reasonably likely to constitute or lead to a Superior Proposal (as defined in the Merger Agreement), and the Board of Directors or Special Committee determines in good faith, after consultation with outside legal counsel, that the failure to take such action would be reasonably likely to be inconsistent with the directors’ fiduciary duties pursuant to applicable law.
The Merger Agreement contains certain termination rights for us and V99. Upon termination of the Merger Agreement under specified circumstances, we will be required to pay V99 a termination fee. If the Merger Agreement is terminated by us in order to enter a definitive agreement with respect to a Superior Proposal (as such term is defined in the Merger Agreement) or by V99 if we have effected a Change in Recommendation (as such term is defined the Merger Agreement), then the termination fee payable by us to V99 will be $3.5 million. We will also have to pay a $3.5 million termination fee to V99 if the Merger Agreement is terminated by V99 under certain circumstances, and prior to such termination, a proposal to acquire at least 50% of our stock or assets is publicly announced or disclosed, and within one year of such termination, we consummate or enter into a definitive agreement for such a transaction, and such transaction is subsequently consummated. V99 will be required to pay us a termination fee of $3.5 million in certain circumstances, including if we terminate the Merger Agreement following V99’s material breach of its obligation to have at least $6.0 million in its bank account, we terminate because all mutual closing conditions have been satisfied or waived, all of the conditions to V99’s obligation to close have been satisfied or waived, and we notify V99 that all of the conditions to our obligations to close have been satisfied or waived, and that we stand ready, willing and able to consummate the Merger, and V99 fails to close within two business days of such notice, or either party terminates the Merger Agreement if a governmental entity has enacted a law or order permanently restraining, enjoining or otherwise prohibiting the Merger, and at the time of termination, all conditions to V99’s obligations to consummate the Merger, other than certain specified conditions, have been satisfied or waived.
Concurrently with the initial execution of the Merger Agreement, as an inducement to Telenav to enter into the Merger Agreement, Dr. Jin, Mr. Chen, Fiona Chang, Digital, Yi-Ting Chen, Yi-Chun Chen and Changbin Wang (the “Support Agreement Stockholders”) entered into a voting and support agreement (the “Support Agreement”) with us. Pursuant to the Support Agreement, the Support Agreement Stockholders agreed to, among other things, vote all shares of Company Common Stock owned by them in accordance with the publicly disclosed recommendation to our stockholders by action of the Board of Directors, the Special Committee or any other duly constituted committee of the Board of Directors (a “Public Board Recommendation”), irrespective of whether such Public Board Recommendation is to vote: (i) in favor of the adoption of the Merger Agreement and the approval of the Merger and the transactions contemplated thereby or against an extraordinary corporate transaction or proposal provided that certain specified circumstances are met, (ii) subject to specified exceptions, in favor of an Accepted Superior Proposal (as defined below) if, in the event that the Merger Agreement is terminated, the Board of Directors or the Special Committee delivered a Change in Recommendation Notice (as defined in the Merger Agreement) to V99 no later than December 16, 2020 with respect to a Superior Proposal received from an Excluded Party (as defined in the Merger Agreement) (including any amendment to such Superior Proposal made in response to a Parent Proposal (as defined in the Merger Agreement) during any Notice Period (as defined in the Merger Agreement)) (an “Accepted Superior Proposal”), or (iii) in favor of or against any other matter determined by action of the Board of Directors, the Special Committee or any other duly constituted committee of the Board of Directors, in good faith, to be necessary or appropriate in connection with the Merger Agreement and the Merger or any Accepted Superior Proposal, in each case if recommended to our stockholders by a Public Board Recommendation.
On February 16, 2021, we are holding a special meeting of Telenav stockholders at 10:00 a.m. (the “Special Meeting”) to consider and vote on certain proposals, including a proposal to adopt and approve the Merger Agreement. Upon receipt of the Company Stockholder Approval and Two-Thirds of the Minority Approval at the Special Meeting, we anticipate that the Merger will be consummated shortly thereafter.
Ford announced on February 1, 2021 that it intends to utilize Google Cloud and other Google Auto Services, or GAS, on Ford vehicles at all price points beginning in 2023, which may reduce the number of new Ford models and vehicles in which our products and services are provided over the remaining term of our agreements with Ford. We expect this will have a significant negative impact on our revenue in future years but are currently unable to determine the scope and timing of the impact.
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
However, the COVID-19 outbreak has caused and will continue to cause disruption to our business operations that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments. In addition, public health problems resulting from COVID-19 and precautionary measures instituted by governments and businesses worldwide to mitigate its spread have contributed to a general, significant and continuing downturn in the global economy. The shutdowns announced late in our quarter ended March 31, 2020 of manufacturing operations by Ford, GM and other automobile manufacturer partners did not have a substantial impact to our financial results for the three months ended March 31, 2020. However, COVID-19 did have a significant and direct impact on the demand for our products and on our operating results in the three months ended June 30, 2020. While we saw a significant manufacturing rebound from our OEM partners that minimized the negative impact on our operating results for the three and six months ended December 31, 2020, we expect COVID-19 to continue to have an impact in the remainder of fiscal 2021. In addition, COVID-19 could have an impact on the companies in which we have strategic investments, which could also negatively affect our financial results. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on future developments, including the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume, all of which are uncertain and we cannot predict.
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
In light of the COVID-19 pandemic and likely continuing economic recession, demand forecasts from our automobile manufacturer partners are likely to be revised and may not be reliable indicators of actual future production. Our outlook remains uncertain in the immediate to short term as we cannot predict when that resumption of production may occur, at what level our partners may resume production and how long they may be able to sustain such production levels. It is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the initial COVID-19 shutdown, or at levels that would otherwise be achieved but for the economic or demand impact of COVID-19. As a result, it may be difficult for us to forecast our revenue and to adjust costs appropriately if customer demand forecasts are inaccurate.
In the short-to-medium-term, we may benefit from cost savings, including reduced growth in employee compensation costs primarily due to slower hiring, reductions in travel and employee-related expenses as our sales and marketing activities shift from an in-person to an online format, reduced facilities and related operating expenses and other factors associated with our work-from-home procedures. We anticipate a small increase in overall aging of accounts receivable; however, we do not expect to be negatively impacted by a material increase in our allowance for doubtful accounts. Although we expect to manage our operating expenses closely, we also expect to experience periods of negative cash burn, both due to operations and as we continue to use our cash to make investments in companies where we believe they present opportunities for synergies across our product offering or to expand our technology and in-car commerce ecosystem and to continue to develop our products for future automobile model years.
Over the longer term, once manufacturing production and demand have fully resumed, we believe there may be new opportunities with our existing OEM partners to increase the lifetime value of our existing programs. However, there are many uncertainties, and we expect to see continued impact from the COVID-19 pandemic in future periods. In addition to the aforementioned uncertainties in the auto industry, changes in how we and companies worldwide conduct business, including but not limited to restrictions on travel and in-person meetings, may cause increasing disruption in the timing and results of our product development and sales and marketing initiatives. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business.
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
Our key operating and financial performance metrics are as follows (in thousands, except percentages and per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenue	$65,854	$73,875	$135,450	$140,504
Revenue from Ford as a percentage of total revenue	44%	39%	45%	45%
Revenue from GM as a percentage of total revenue	47%	31%	46%	28%
Billings (Non-GAAP)	$60,322	$72,665	$124,505	$149,540
Billings to Ford as a percentage of total billings (Non-GAAP)	45%	45%	45%	42%
Billings to GM as a percentage of total billings (Non-GAAP)	48%	31%	48%	28%
Increase (decrease) in deferred revenue	$(5,532)	$(1,210)	$(10,945)	$9,036
Increase (decrease) in deferred costs	$(4,519)	$3,968	$(9,147)	$1,961
Gross profit	$27,726	$40,153	$57,239	$69,931
Gross margin	42%	54%	42%	50%
Income (loss) from continuing operations	$(60)	$13,062	$3,275	$13,094
Net income (loss)	$(60)	$13,006	$3,275	$9,052
Diluted income (loss) from continuing operations per share	$(0.00)	$0.27	$0.07	$0.27
Diluted net income (loss) per share	$(0.00)	$0.27	$0.07	$0.18
Adjusted EBITDA (Non-GAAP)	$4,982	$14,286	$10,618	$16,842
Net cash provided by operating activities	$14,955	$12,344	$9,947	$34,513
Free cash flow (Non-GAAP)	$14,867	$11,727	$9,792	$33,435

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
We measure adjusted EBITDA, a non-GAAP financial measure, as our GAAP net loss adjusted for discontinued operations and from which we exclude the impact of stock-based compensation expense, depreciation and amortization, other income (expense), net, provision (benefit) for income taxes, equity in net income of equity method investees, and other applicable items such as merger and acquisition expense and legal settlements and contingencies. Stock-based compensation expense relates to equity incentive awards which we grant to our employees, directors, and consultants. Merger and acquisition expense represents costs associated with the V99 Merger Agreement. Legal settlements and contingencies represent settlements, offers we made to settle, or loss accruals relating to litigation or other disputes in which we are a party or the indemnitor of a party.
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

Reconciliation of Revenue to Billings

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenue	$65,854	$73,875	$135,450	$140,504
Adjustments:
Change in deferred revenue	(5,532)	(1,210)	(10,945)	9,036
Billings	$60,322	$72,665	$124,505	$149,540

Reconciliation of Deferred Revenue to Change in Deferred Revenue
Reconciliation of Deferred Costs to Change in Deferred Costs

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Deferred revenue, end of period	$127,998	$144,171	$127,998	$144,171
Deferred revenue, beginning of period	133,530	145,381	138,943	135,135
Change in deferred revenue	$(5,532)	$(1,210)	$(10,945)	$9,036

Deferred costs, end of period	$71,522	$81,763	$71,522	$81,763
Deferred costs, beginning of period	76,041	77,795	80,669	79,802
Change in deferred costs(1)	$(4,519)	$3,968	$(9,147)	$1,961

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

Reconciliation of Revenue to Billings - Ford and GM

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenue from Ford	$29,041	$28,553	$60,536	$63,465
Adjustments:
Change in deferred revenue attributed to Ford	(2,060)	4,184	(5,041)	(598)
Billings to Ford	$26,981	$32,737	$55,495	$62,867
Billings to Ford as a percentage of total billings	45%	45%	45%	42%

Revenue from GM	$30,720	$22,798	$62,380	$39,159
Adjustments:
Change in deferred revenue attributed to GM	(1,678)	(631)	(3,138)	2,641
Billings to GM	$29,042	$22,167	$59,242	$41,800
Billings to GM as a percentage of total billings	48%	31%	48%	28%

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income (loss)	$(60)	$13,006	$3,275	$9,052
Loss on discontinued operations	—	56	—	4,042
Income (loss) from continuing operations	(60)	13,062	3,275	13,094
Adjustments:
Merger and acquisition expense	3,603	—	3,603	—
Stock-based compensation expense	2,640	1,478	5,497	3,230
Depreciation and amortization expense	666	934	1,426	1,856
Other income, net	(521)	(596)	(1,235)	(1,157)
Provision (benefit) for income taxes	(67)	205	(53)	616
Equity in net (income) of equity method investees	(1,279)	(797)	(1,895)	(797)
Adjusted EBITDA	$4,982	$14,286	$10,618	$16,842

Reconciliation of Net Income (Loss) to Free Cash Flow

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Net income (loss)	$(60)	$13,006	$3,275	$9,052
Loss on discontinued operations	—	56	—	4,042
Income (loss) from continuing operations	(60)	13,062	3,275	13,094
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Change in deferred revenue (1)	(5,793)	(1,309)	(11,449)	9,036
Change in deferred costs (2)	4,586	(3,940)	9,280	(1,961)
Changes in other operating assets and liabilities	13,088	2,240	2,262	8,722
Other adjustments (3)	3,134	2,291	6,579	5,622
Net cash provided by operating activities	14,955	12,344	9,947	34,513
Less: Purchases of property and equipment	(88)	(617)	(155)	(1,078)
Free cash flow	$14,867	$11,727	$9,792	$33,435

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
In each of the six months ended December 31, 2020 and 2019, revenue from Ford represented 45% of our total revenue, respectively, and revenue from GM comprised 46% and 28% of total revenue, respectively.
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
Since these contracts typically contain a substantial amount of variable consideration that we are required to estimate and include in the transaction price, we include in the transaction price only variable consideration such that it is probable that a risk of significant revenue reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved. We estimate total variable consideration to be received at contract inception and we update this estimate at each reporting date. We utilize the expected value method and consider expected unit volume combined with a risk-based probability based on factors including, but not limited to, model year cycles, customer history, technology life cycles, nature of competition and other contract-specific factors. Because customers of our brought-in automotive navigation solutions simultaneously receive and consume the benefit from our performance, we recognize revenue ratably over the period the services obligation is expected to be fulfilled, generally 8 to 12 years, as this provides a faithful depiction of the transfer of control.
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
Revenue concentrations. We generated 87% and 67% of our revenue in the United States in the six months ended December 31, 2020 and 2019, respectively. With respect to revenue we receive from automobile manufacturers and tier ones for sales of vehicles in other countries, we classify the majority of that revenue as being generated in the United States, because we provide deliverables to and receive compensation from the manufacturer’s or tier one’s United States’ entity. It is possible that this classification may change in the future, as existing and new customers may elect to contract through subsidiaries.
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
General and administrative. General and administrative expenses consist primarily of personnel costs for our executive, finance, legal, human resources and administrative personnel, legal, audit and tax consulting and other professional services and corporate expenses. In the three and six months ended December 31, 2020, general and administrative expenses also include merger and acquisition expenses we incurred in connection with the V99 Merger Agreement.
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
Equity in net income of equity method investees. Equity in net income of equity method investees includes our proportionate share of equity in our equity method investments.

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

There have been no material changes in our critical accounting policies and estimates during the six months ended December 31, 2020 as compared to the critical accounting policies and estimates disclosed in Part II, Item 7 of our Form 10-K, except as described in Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”
Recent Accounting Pronouncements
For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 1 to our condensed consolidated financial statements, “Summary of business and significant accounting policies.”

Results of operations
We set forth in the following tables our results of operations for the three and six months ended December 31, 2020 and 2019, as well as a percentage that each line item represents of our total revenue for those periods. We use the additional key metrics presented above in addition to the financial measures reflected in the condensed consolidated statements of operations data to help us evaluate growth trends, establish budgets and measure the effectiveness of our sales and marketing efforts. The period to period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended December 31,		Six Months Ended December 31,
Consolidated Statements of Operations Data	2020	2019	2020	2019
	(in thousands)
Revenue:
Product	$53,449	$61,543	$110,258	$117,533
Services	12,405	12,332	25,192	22,971
Total revenue	65,854	73,875	135,450	140,504
Cost of revenue:
Product	31,098	26,434	63,628	58,423
Services	7,030	7,288	14,583	12,150
Total cost of revenue	38,128	33,722	78,211	70,573
Gross profit	27,726	40,153	57,239	69,931
Operating expenses:
Research and development	18,528	19,717	37,514	40,380
Sales and marketing	1,677	2,134	3,673	4,080
General and administrative	9,448	6,428	15,960	13,715
Total operating expenses	29,653	28,279	57,147	58,175
Income (loss) from operations	(1,927)	11,874	92	11,756
Other income, net	521	596	1,235	1,157
Income (loss) from continuing operations before provision (benefit) for income taxes	(1,406)	12,470	1,327	12,913
Provision (benefit) for income taxes	(67)	205	(53)	616
Equity in net (income) of equity method investees	(1,279)	(797)	(1,895)	(797)
Income (loss) from continuing operations	(60)	13,062	3,275	13,094
Loss on discontinued operations	—	(56)	—	(4,042)
Net income (loss)	$(60)	$13,006	$3,275	$9,052

	(as a percentage of revenue)
Revenue:
Product	81%	83%	81%	84%
Services	19%	17%	19%	16%
Total revenue	100%	100%	100%	100%
Cost of revenue:
Product	47%	36%	47%	42%
Services	11%	10%	11%	9%
Total cost of revenue	58%	46%	58%	50%
Gross profit	42%	54%	42%	50%
Operating expenses:
Research and development	28%	27%	27%	29%
Sales and marketing	3%	3%	3%	3%
General and administrative	14%	9%	12%	10%
Total operating expenses	45%	38%	42%	42%
Income (loss) from operations	(3)%	16%	—%	8%
Other income, net	1%	1%	1%	1%
Income (loss) from continuing operations before provision (benefit) for income taxes	(2)%	17%	1%	9%
Provision (benefit) for income taxes	—%	—%	—%	—%
Equity in net (income) of equity method investees	(2)%	(1)%	(1)%	—%
Income (loss) from continuing operations	—%	18%	2%	9%
Loss on discontinued operations	—%	—%	—%	(3)%
Net income (loss)	—%	18%	2%	6%

Comparison of the three and six months ended December 31, 2020 and 2019
Revenue, cost of revenue and gross profit.
Revenue. Our product revenue decreased 13% to $53.4 million in the three months ended December 31, 2020 from $61.5 million in the three months ended December 31, 2019, and decreased 6% to $110.3 million in the six months ended December 31, 2020 from $117.5 million in the six months ended December 31, 2019. The decrease in product revenue for the comparable three months was due primarily to decreases in customized software development revenue of $11.4 million due to the absence of Grab revenue in the current period and royalty revenue of $2.1 million, partially offset by an increase in map update revenue of $5.4 million due to the timing of map update deliveries. The decrease in product revenue for the comparable six months was due primarily to a decrease in customized software development revenue of $14.4 million due to the absence of Grab revenue in the current period, partially offset by increases in royalty revenue of $5.0 million and map update revenue of $2.1 million. Services revenue increased 1% to $12.4 million in the three months ended December 31, 2020 from $12.3 million in the three months ended December 31, 2019, and increased 10% to $25.2 million in the six months ended December 31, 2020 from $23.0 million in the six months ended December 31, 2019. The increase in services revenue for the comparable six months was due primarily to increased revenue from our brought-in automotive solutions, partially offset by a decrease in maintenance and other revenue.
Cost of revenue. Our cost of product revenue increased 18% to $31.1 million in the three months ended December 31, 2020 from $26.4 million in the three months ended December 31, 2019, and increased 9% to $63.6 million in the six months ended December 31, 2020 from $58.4 million in the six months ended December 31, 2019. The increase in cost of product revenue for the comparable three and six months was due primarily to increased third-party content costs associated with higher map update revenue and, for the comparable six months, increased automotive navigation unit volume. Our cost of services revenue decreased 4% to $7.0 million in the three months ended December 31, 2020 from $7.3 million in the three months ended December 31, 2019, and increased 20% to $14.6 million in the six months ended December 31, 2020 from $12.2 million in the six months ended December 31, 2019. The increase in cost of services revenue for the comparable six months was due primarily to an increase in content costs associated with increased revenue from brought-in solutions.
Gross profit. Our gross profit decreased 31% to $27.7 million in the three months ended December 31, 2020 from $40.2 million in the three months ended December 31, 2019, and decreased 18% to $57.2 million in the six months ended December 31, 2020 from $69.9 million in the six months ended December 31, 2019. Our gross margin decreased to 42% in the three months ended December 31, 2020 from 54% in the three months ended December 31, 2019, and decreased to 42% in the six months ended December 31, 2020 from 50% in the six months ended December 31, 2019. The decrease in gross margin for the comparable three and six months was due primarily to the decrease in customized software development revenue, which earned a significantly higher gross margin in the three and six months ended December 31, 2019, as well as an increase in map update revenue, which carries a higher relative cost and lower gross margin.
Revenue concentrations. In the three months ended December 31, 2020 and 2019, revenue from Ford represented 44% and 39% of our total revenue, respectively, and revenue from GM comprised 47% and 31% of our total revenue, respectively. In the six months ended December 31, 2020 and 2019, revenue from Ford represented 45% and 45% of our total revenue, respectively, and revenue from GM comprised 46% and 28% of our total revenue, respectively. In the three and six months ended December 31, 2019, revenue from Grab represented 19% and 15%, respectively, of our total revenue.
We primarily sell our services in the United States. In the three months ended December 31, 2020 and 2019, revenue derived from U.S. sources represented 87% and 62% of our total revenue, respectively. In the six months ended December 31, 2020 and 2019, revenue derived from U.S. sources represented 87% and 67% of our total revenue, respectively.
Operating expenses
Research and development. Our research and development expenses decreased 6% to $18.5 million in the three months ended December 31, 2020 from $19.7 million in the three months ended December 31, 2019, and decreased 7% to $37.5 million in the six months ended December 31, 2020 from $40.4 million in the six months ended December 31, 2019. The decrease in the comparable three and six months was due primarily to decreases in payroll and related compensation and benefits expense resulting from lower headcount of $1.6 million and $1.8 million, respectively, outside consulting services of $0.8 million and $2.1 million, respectively, and travel-related expenses of $0.4 million and $1.0 million, respectively. Payroll and related compensation and benefits expense for the six months ended December 31, 2020 included $0.5 million of severance expense related to a reduction in headcount of 13 employees. The decreases in the comparable three and six months were partially offset by increases of $1.0 million and $1.5 million, respectively, as a result of lower capitalized deferred development costs, and $0.6 million and $1.1 million, respectively, as a result of lower use of personnel for software maintenance that is reclassified to cost of revenue. As a percentage of revenue, research and development expenses increased slightly to 28% in the three months ended December 31, 2020 from 27% in the three months ended December 31, 2019, and decreased to 27% in the six months ended December 31, 2020 from 29% in the six months ended December 31, 2019. We believe that as we deliver our contracted customer requirements for our automotive customers and establish relationships with new automobile manufacturers and tier ones, revenue from those research and development efforts will lag the related expenses.
Sales and marketing. Our sales and marketing expenses decreased 21% to $1.7 million in the three months ended December 31, 2020 from $2.1 million in the three months ended December 31, 2019, and decreased 10% to $3.7 million in the six months ended December 31, 2020 from $4.1 million in the six months ended December 31, 2019. The decrease in the comparable three months was due primarily to a decrease in payroll and related compensation and benefits expense of $0.3 million. The decrease in the comparable six months was due primarily to a decrease in marketing and travel-related expenses of $0.3 million. As a percentage of revenue, sales and marketing expenses was 3% in each of the three months ended December 31, 2020 and 2019, and was 3% in each of the six months ended December 31, 2020 and 2019.
General and administrative. Our general and administrative expenses increased 47% to $9.4 million in the three months ended December 31, 2020 from $6.4 million in the three months ended December 31, 2019, and increased 16% to $16.0 million in the six months ended December 31, 2020 from $13.7 million in the six months ended December 31, 2019. The increase in the comparable three and six months was due primarily to Merger and acquisition-related legal and consulting expenses of $3.6 million and $4.3 million, respectively, and business and allocated expenses of $0.3 million and $0.6 million, respectively, which were partially offset by a decrease in outside consulting services of $1.0 million and $2.7 million, respectively. As a percentage of revenue, general and administrative expenses increased to 14% in the three months ended December 31, 2020 from 9% in the three months ended December 31, 2019, and increased to 12% in the six months ended December 31, 2020 from 10% in the six months ended December 31, 2019.
Other
Other income, net. Our other income, net decreased slightly to $0.5 million in the three months ended December 31, 2020 compared to $0.6 million in the three months ended December 31, 2019, and was comparable at $1.2 million in each of the six months ended December 31, 2020 and 2019.
Provision (benefit) for income taxes. For interim reporting purposes, we calculate an annual estimated tax rate and apply that rate to actual results to estimate our taxes. In cases when we cannot reliably estimate an annual estimated tax rate, actual tax expense or the “cutoff method” is utilized as the estimate.
Our provision (benefit) for income taxes was $(0.1) million in the three months ended December 31, 2020 compared to $0.2 million in the three months ended December 31, 2019, and $(0.1) million in the six months ended December 31, 2020 compared to $0.6 million in the six months ended December 31, 2019. Our provision for income taxes of $(0.1) million and $0.6 million in the six months ended December 31, 2020 and 2019, respectively, was comprised primarily of foreign withholding taxes and income taxes and tax benefits in foreign jurisdictions. Our effective tax provision rate of 2% of income from continuing operations for the six months ended December 31, 2020 was less than the tax amount computed at the U.S. federal statutory income tax rate due primarily to the release of the valuation allowance. Our effective tax provision rate of 4% of income from continuing operations for the six months ended December 31, 2019 was greater than the tax amount computed at the U.S. federal statutory income tax rate due primarily to the application of the cutoff method to compute US taxes.
We anticipate that our foreign tax withholding obligations will continue into the future and that we will not be able to benefit from an offsetting deduction in the United States for an extended period of time given our existing net operating loss carryforwards.
We record liabilities related to uncertain tax positions in accordance with authoritative guidance on accounting for uncertainty in income taxes. As of December 31, 2020 and June 30, 2020, our cumulative unrecognized tax benefits were $5.7 million and $5.4 million, respectively. Included in the balance of unrecognized tax benefits at December 31, 2020 and June 30, 2020 was $0.1 million that if recognized would affect the effective tax rate.
We recognize interest and penalties related to unrecognized tax benefits as part of our provision for income taxes. We accrued zero for the payment of interest and penalties at December 31, 2020 and June 30, 2020.
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
Equity in net income of equity method investees. Equity in net income of equity method investees for the three and six months ended December 31, 2020 and 2019 includes our proportionate share of equity in our equity method investments.
Loss on discontinued operations.
Our loss on discontinued operations of $4.0 million in the six months ended December 31, 2019 consisted of a $0.8 million loss from operations of our Ads Business and a loss of $4.9 million from the sale of our Ads Business in August 2019. Our loss from the sale of the Ads Business of $4.9 million included $1.9 million comprising severance for Ads Business employees who were not offered employment with inMarket and acceleration of stock-based awards vesting for certain Ads Business executives who were not offered employment with inMarket, and $0.4 million comprising legal fees and third-party consulting fees associated with the inMarket Transaction.

Liquidity and capital resources
The following table sets forth the major sources and uses of cash, cash equivalents and restricted cash for continuing operations for each of the periods set forth below (in thousands):

	Six Months Ended December 31,
	2020	2019
Net cash provided by operating activities	$9,947	$34,513
Net cash provided by (used in) investing activities	7,406	(34,950)
Net cash provided by (used in) financing activities	(1,473)	3,139
Effect of exchange rate changes on cash, cash equivalents and restricted cash	899	(85)
Net increase in cash, cash equivalents and restricted cash, continuing operations	$16,779	$2,617
At December 31, 2020, we had cash, cash equivalents and short-term investments of $113.0 million, which primarily consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities and U.S. treasury securities held. Our cash, cash equivalents and short-term investments are held and managed by financial institutions that are required to adhere to our investment policy.
Our accounts receivable are heavily concentrated in a small number of customers. As of December 31, 2020, our accounts receivable balance was $44.0 million, of which Ford and GM represented 36% and 47%, respectively.
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
Net cash provided by operating activities. Net cash provided by operating activities was $9.9 million and $34.5 million in the six months ended December 31, 2020 and 2019, respectively. Cash provided by or used in operating activities is affected by the level of revenues in our automotive business and associated changes in our operating costs, which are primarily driven by headcount related costs and royalty payments for portions of the content provided in our products. In the six months ended December 31, 2020, cash provided by operating activities was primarily the result of net income of $3.3 million and non-cash charges for stock-based compensation of $5.5 million, depreciation and amortization of $1.4 million and operating lease amortization net of accretion, of $1.7 million, which were partially offset by non-cash equity in net income of equity method investees of $1.9 million and $0.1 million from changes in our operating assets and liabilities.
In the six months ended December 31, 2019, cash provided by operating activities was primarily the result of net income of $9.1 million, adjusted for loss from discontinued operations of $4.0 million, and non-cash charges for stock-based compensation of $3.2 million, depreciation and amortization of $1.9 million, operating lease amortization, net of accretion, of $1.3 million and $15.8 million from changes in our operating assets and liabilities. The timing of liability payments impacted the change in operating assets and liabilities.
Net cash provided by (used in) investing activities. Our investing activities provided (used) $7.4 million and $(35.0) million during the six months ended December 31, 2020 and 2019, respectively. Cash flows from investing activities have historically been affected by purchases, sales and maturities of short-term investments, purchases of property and equipment, purchases of long-term investments, and acquisitions. In the six months ended December 31, 2020, cash provided by investing activities was principally the result of proceeds from sales and maturities of short-term investments, net of purchases, of $13.8 million, partially offset by purchases of long-term investments of $6.7 million.
In the six months ended December 31, 2019, cash used in investing activities was principally the result of purchases of short-term investments, net of proceeds from sales and maturities, of $30.4 million and purchases of long-term investments of $3.5 million.
Net cash provided by (used in) financing activities. During the six months ended December 31, 2020 and 2019, our financing activities provided (used) cash of $(1.5) million and $3.1 million, respectively. In the six months ended December 31, 2020, we used cash for the repurchase of our common stock of $1.6 million and the utilization of $1.1 million for payment of tax withholdings related to net share settlements of RSUs, which were partially offset by the receipt of $1.2 million provided from the purchase of shares under our ESPP.
In the six months ended December 31, 2019, we received cash of $8.3 million provided from the exercise of stock options, which was partially offset by repurchases of our common stock of $4.0 million and the utilization of $1.1 million for payment of tax withholdings related to net share settlements of RSUs.
Contractual obligations, commitments and contingencies
As of December 31, 2020, we had $16.3 million of future minimum non-cancelable financial commitments primarily related to office space under operating leases and license fees due to certain of our third-party content providers, regardless of usage level. These commitments are primarily due within four years.

Item 3.Quantitative and Qualitative Disclosures about Market Risk.
Except for the broad effects of COVID-19 as a result of its negative impact on the global economy and financial markets, there have been no material changes in market risk from the information provided in our Form 10-K.

Item 4.Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and our Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On November 6, 2020, a stockholder complaint was filed in the Court of Chancery of the State of Delaware state court related to the Merger Agreement: George P. Assad, Jr. v. Telenav, Inc., et al., C.A. No. 2020-0950-JTL (Del. Ch.) (filed Nov. 6, 2020) (the “Delaware Action” and such complaint filed in the Delaware Action, the “Delaware Complaint”). The Delaware Complaint was brought by a putative stockholder against Telenav and members of the Telenav Board of Directors and the special committee of Telenav’s Board of Directors, consisting entirely of independent and disinterested directors (the “Special Committee”), asserting and it asserted one count for violation of Section 203 of the Delaware General Corporation Law (“Section 203”). Specifically, the Delaware Complaint alleged that Dr. Jin and/or his affiliated entities reached an “agreement, arrangement or understanding,” as those terms are defined in Section 203, with Samuel Chen and/or his affiliates, prior to Special Committee and Board approval of the Merger, that shares owned by Mr. Chen and/or his affiliates would be voted in favor of the Merger and, therefore, triggered Section 203’s requirement that at least 66 and two-thirds percent of the outstanding stock unaffiliated with Dr. Jin and Mr. Chen vote in favor of the Merger. The Delaware Complaint sought, among other things, an order enjoining the stockholder vote on the Merger. Telenav disputed the Delaware Complaint’s allegations, including the allegation that Dr. Jin and Mr. Chen entered into any “agreement, arrangement, or understanding” with respect to the Merger prior to the Telenav Board of Directors’ approval of the Merger and/or prior to the Board of Directors’ approval of any such “agreement, arrangement, or understanding.” Notwithstanding that, as of the date of this filing, in order to moot the claims asserted in the Delaware Complaint to avoid more costly litigation and delays, Telenav has made it a requirement that the Merger will be conditioned on the affirmative vote of the holders of (i) at least 66 and two-thirds percent of the outstanding shares of common stock not beneficially owned by V99, Merger Sub, H.P. Jin, Samuel Chen, Fiona Chang, Yi-Ting Chen, Yi-Chun Chen, Changbin Wang and Digital Mobile Venture Limited, and any affiliate of the foregoing or trust in which any of the foregoing are a beneficiary (collectively, the “Purchaser Group”), which approval will also serve as a waiver of certain limitations set forth in Section 203 of the DGCL, and (ii) at least a majority of the outstanding shares of common stock, as described in the section of Telenav’s proxy statement in connection with the proposed Merger (the “Proxy Statement”) captioned “The Special Meeting of Telenav’s Stockholders—Votes Required,” and have entered into and filed with the Delaware Court of Chancery a stipulation memorializing that agreement for the purpose of mooting the Delaware Action. As a result of this action, the plaintiff in the Delaware Action agreed to voluntarily dismiss the Delaware Action and accordingly filed a notice of dismissal on December 23, 2020. The Court of Chancery entered the notice of dismissal as an order on December 30, 2020, thereby dismissing the Delaware Action without prejudice and retaining jurisdiction to consider any application for an award of attorney’s fees and expenses in connection with the plaintiff’s counsel’s prosecution of the Delaware Action.
As of the date of this filing, Telenav is aware of four other complaints filed in federal district court related to the Merger: Stein v. Telenav, Inc. et al., Case 5:20-cv-09314-SVK (N.D. Cal.) (filed Dec. 23, 2020) (the “Stein Complaint”), Dang v. Telenav, Inc. et al., Case 1:20-cv-11116 (S.D.N.Y) (filed Dec. 31, 2020) (the “Dang Complaint”), Secor v. Telenav, Inc. et al., Case 1:21-cv-00083 (S.D.N.Y.) (filed Jan. 5, 2021) (the “Secor Complaint”), and Essemann v. Telenav, Inc. et al., Case 1:21-cv-00103 (S.D.N.Y.) (filed Jan. 6, 2021) (the “Essemann Complaint”), Madell v. Telenav, Inc. et al., Case 1:21-cv-00106 (E.D.N.Y.) (filed Jan. 8, 2021) (the “Madell Complaint”), and Ryan v. Telenav, Inc. et al., Case 5:21-cv-00506 (N.D. Cal.) (filed Jan. 21, 2021) (the “Ryan Complaint” and, together with the Stein Complaint, the Dang Complaint, and the Secor Complaint, the Essemann Complaint and the Madell Complaint, the “Federal Complaints”). Each of the Federal Complaints was filed on behalf of a purported Telenav stockholder, and the complaints contain similar allegations. Each of the Federal Complaints alleges that the Proxy Statement is materially false and misleading in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934. Each of the Federal Complaints alleges that the Proxy Statement’s disclosures related to B. Riley’s fairness opinion are inadequate because the Proxy Statement fails to disclose certain inputs into the analyses underlying that fairness opinion. The Secor, Essemann, Madell, and Ryan Complaints further allege that the Proxy Statement’s disclosures are inadequate because the Proxy Statement fails to disclose certain details about B. Riley’s compensation and the extent to which B. Riley performed past services for the counterparties to the Merger.

The Stein, Dang, Secor, Madell, and Ryan Complaints also allege that the Proxy Statement’s disclosures related to Telenav’s Fiscal 2021 Plan and its Long Term Financial Model (the “Projections”) are inadequate because the Proxy Statement fails to provide the value of certain line items used to calculate various non-GAAP financial measures included in the Projections. The Stein, Dang, and Madell Complaints further allege that the Proxy Statement lacks disclosures reconciling those non-GAAP financial measures to the most comparable GAAP measures.
The Secor, Madell, and Ryan Complaints also allege that the Proxy Statement’s disclosures are inadequate because the Proxy Statement fails to disclose the “Maintenance Projections” Telenav’s management provided to B. Riley in connection with its financial analysis.
The Secor and Madell Complaints also allege that the Proxy Statement’s disclosures are inadequate because the Proxy Statement fails to disclose the specific nature of discussions during the merger process about the need to update Telenav’s long-term financial forecast, and also fails to disclose whether Telenav entered into any new non-disclosure or confidentiality agreements with third parties during the go-shop period.
The Essemann Complaint also alleges that the Proxy Statement’s disclosures are inadequate because the Proxy Statement fails to disclose cash flow projections and instead discloses only “Adjusted EBITDA” projections.
Each of the Federal Complaints seeks, among other things, an order enjoining the Merger’s consummation unless Telenav makes additional disclosures that remedy the alleged omissions described above. We believe all of the Complaints are baseless.
While we currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, cash flows or overall trends in results of operations, legal proceedings are subject to inherent uncertainties and unfavorable rulings could occur and will at least cause Telenav to incur additional legal fees and potential settlement costs. Unfavorable outcomes or settlements we may enter into could have a material adverse impact on our business, financial position, cash flows or overall trends in results of our operations.
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
We have also agreed to indemnify certain of our officers and members of our Board of Directors (and, under contract, certain third-party advisors to the Company, our Board of Directors and the Special Committee) to the extent claims are asserted against them in connection with the Merger.
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
On November 2, 2020, we entered into the Merger Agreement with V99 and Merger Sub, providing for the merger of Merger Sub with and into Telenav, with Telenav surviving the Merger as a wholly owned subsidiary of V99. The Merger Agreement provides that, at the Effective Time, each share of Company Common Stock issued and outstanding immediately prior to such time (other than shares held in treasury and dissenting shares) will be cancelled and extinguished, and automatically converted into the right to receive cash in an amount equal to the Merger Consideration. The Merger Agreement also provides for the cancellation of out-of-the-money options; the conversion of in-the-money options to the right to receive the Merger Consideration less the applicable exercise price and withholding taxes; the conversion of unvested restricted stock units into the unsecured right to receive the Merger Consideration less applicable withholding taxes, subject to the satisfaction of time-based vesting and other terms that applied to such unvested restricted stock units and subject to any other written agreements with the holders thereof; and the cash out of vested restricted stock units for the Merger Consideration less applicable withholding taxes.
Because the Merger is subject to conditions including the Company Stockholder Approval and the Two-Thirds of the Minority Approval, we cannot be certain that those conditions will be satisfied and the Merger will close. In addition, if V99 fails to complete the Merger due to its failure to obtain financing, our remedy will be limited to terminating the Merger Agreement as a result of V99’s failure to close and receiving a termination fee of $3.5 million.
Failure to complete, or delays in completing, the Merger could materially and adversely affect our results of operations and stock price.
Consummation of the Merger is subject to the conditions described therein, including the Majority of the Minority Approval. We cannot assure you that we will be able to successfully consummate the Merger as currently contemplated under the Merger Agreement or at all. Risks related to the failure of the proposed Merger to be consummated include the following:
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
•under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger, which restrictions could adversely affect our ability to conduct business as we otherwise would have done if we were not subject to these restrictions; and
•employee turnover may increase and our ability to retain current key employees or attract new employees may be harmed by uncertainties associated with the proposed Merger.
The occurrence of any of these events individually or in combination could materially and adversely affect our results of operations and stock price. In addition, as a result of the proposed Merger we will incur additional costs, including costs directly associated with the Merger, and defense and potential settlement of litigation asserted in connection with the Merger.

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
The following risk factors assume that we are and remain a stand-alone company, except as otherwise noted.
RISKS RELATED TO THE CONTINUING EFFECT OF COVID-19
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

In addition, we cannot assure that any decrease in our revenue while these shutdowns or reduced vehicle production continue will be offset by increased revenue in subsequent periods as our OEM partners resume vehicle production, as we expect high levels of unemployment and the resulting recession to further weaken demand for new vehicles. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. We cannot predict when that may occur, and at what level our automobile manufacturer customers produce vehicles if further plant closures occur or additional social distancing measures are required. It is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the COVID-19 shutdown. While we maintain what we believe are sufficient cash balances to support our operations, we believe such periods of cash usage in our operations could continue for the near-to-medium-term, and until our automobile manufacturer partners resume full production.
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
Ford represented approximately 45% and 45% of our revenue and approximately 45% and 42% of our billings in the six months ended December 31, 2020 and 2019, respectively. GM represented approximately 46% and 28% of our revenue and approximately 48% and 28% of our billings in the six months ended December 31, 2020 and 2019, respectively. Ford represented approximately 44%, 62% and 76% of our revenue and 44%, 54% and 74% of our billings in fiscal 2020, 2019 and 2018, respectively. GM represented approximately 34%, 20% and less than 10% of our revenue and 33%, 21% and less than 10% of our billings in fiscal 2020, 2019 and 2018, respectively.
We expect that Ford, GM and other automobile manufacturers and tier ones will account, at least in the near-term, for an increasing percentage of our revenue and billings. However, our total revenue and billings could decline if Ford or GM determine to offer on their vehicles third-party platforms or solutions in place of ours. For example, Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform. GM also offers Apple’s CarPlay and announced on September 5, 2019 that it intended to utilize Google Auto Services, or GAS, solutions and Google’s Android Auto on certain models beginning with GM’s model year 2022, which may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM. Our existing contract with Ford to develop navigation products and services on Ford’s SYNC 4 platform extends to new vehicles through 2022 for distribution to the North American markets. Ford announced on February 1, 2021 that it intends to utilize Google Cloud and other Google Auto Services, or GAS, on Ford vehicles at all price points beginning in 2023, which may significantly reduce the number of new Ford models and vehicles in which our products and services are provided over the remaining term of our agreements with Ford. This could begin as early as Ford’s model year 2023. However, we do not have visibility of the timing or scope of such a transition, the models that would be affected or the scope of any products or services we might provide to Ford’s customers through an Android-based operating system. We believe our Android-based navigation products and services will be competitive with alternatives Ford may consider for inclusion in an Android-based operating system. However, we may not be able to mitigate the effect of any lost billings and reduced revenue, and our business, financial condition, results of operations and prospects could be materially adversely affected, our stock price could be volatile, and it may be difficult for us to achieve and maintain profitability.
We incurred losses in each period from fiscal 2015 through our first quarter of fiscal 2020. Although we were profitable for part of fiscal 2020, we may incur additional losses in fiscal 2021, and we cannot predict when, or if, we will return to consistent profitability.
As a percentage of revenue, our net income was 2% and 6% in the six months ended December 31, 2020 and 2019, respectively.
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
Our efforts to develop new services and products and attract new customers require investments in anticipation of longer-term revenue. For example, the design cycle for automotive navigation products and services is typically 18 to 24 months, and in order to win designs and achieve revenue from this growth area, we typically have to make investments two to four years before we anticipate receiving revenue, if any. This is the case for our current relationships with GM and Ford. In addition, the revenue we may receive at initial launch may not be significant depending on the automobile manufacturer’s or tier one’s launch timing schedule across vehicle models and regions. For example, although our hybrid product with GM launched in February 2017, it only launched in select vehicle models and we do not have any control over when and whether it launches in other GM models. In addition, GM announced in September 2019 that effective in 2021 (model year 2022), it will begin offering vehicles with GAS. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM. Our contract with Ford covers a broad range of products and services, including navigation solutions for Ford in North America for new vehicles through 2022. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford and any transition to a different platform adopted by Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. In addition, Ford announced on February 1, 2021 that it intends to utilize Google Cloud and other Google Auto Services, or GAS, on Ford vehicles at all price points beginning in 2023, which may significantly reduce the number of new Ford models and vehicles in which our products and services are provided over the remaining term of our agreements with Ford. We expect this will have a significant negative impact on our revenue in future years but are currently unable to determine the scope and timing of the impact.
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
Although we have attempted to mitigate our dependence on Ford and GM by establishing relationships with other automobile manufacturers and tier ones, these relationships may not produce significant revenue if the products are launched in limited models or face competition from third parties. Even if we are able to diversify our automotive navigation business through new relationships, customers may not elect to purchase automobile manufacturer and tier-one navigation offerings that include our software and/or services, which may be for reasons unrelated to performance of our software or services. Even if we win new awards, once those programs go into production, consumers may not widely adopt our navigation offerings or may criticize the performance or quality of the navigation software and our reputation may be harmed. If customer purchase rates are less than we anticipate, or if our relationships with one or more of these other automobile manufacturers and tier ones are terminated, or not renewed or extended, we may be unable to effectively diversify our automotive navigation revenue and our business, financial condition and results of operations may be harmed.
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
Our contract with Ford covers a broad range of products and services that we provide to Ford. Effective as of June 16, 2020, we entered into an amendment to our contract with Ford that extends the term of the agreement to December 31, 2033 for each jurisdiction in which we currently provide our products to Ford. On December 14, 2017, Ford also selected us to provide its next-generation navigation solution in North America, subject to certain conditions. The terms of this next-generation navigation solution were embodied in an amendment executed in December 2018 that sets forth the terms and conditions for the Ford SYNC 4 deliverables for new vehicles through 2022. The parties entered into an amendment effective June 16, 2020 extending our service and warranty obligations under the agreement to December 31, 2029 for North America production. We were not awarded the contracts for Europe, South America and Australia and New Zealand, and Garmin recently announced in 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford and any transition by Ford to other platforms such as Android may reduce the number of new Ford models and vehicles in which our products and services are provided. In addition,

Ford announced on February 1, 2021 that it intends to utilize Google Cloud and other Google Auto Services, or GAS, on Ford vehicles at all price points beginning in 2023, which may significantly reduce the number of new Ford models and vehicles in which our products and services are provided over the remaining term of our agreements with Ford. We expect this will have a significant negative impact on our revenue in future years but are currently unable to determine the scope and timing of the impact.
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
•Ford’s announcement on February 1, 2021 that it intends to utilize Google Cloud and other Google Auto Services, or GAS, on Ford vehicles at all price points beginning in 2023, which may reduce the number of new Ford models and vehicles in which our products and services are provided over the remaining term of our agreements with Ford. We expect this will have a significant negative impact on our revenue in future years but are currently unable to determine the scope and timing of the impact;
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
Our future success also depends on our ability to attract, retain and motivate highly skilled personnel in the United States and internationally. All of our U.S. employees work for us on an at-will basis. Competition for highly skilled personnel is intense, particularly in the software industry and for persons with experience with GPS, auto navigation, data analytics and location services. The high degree of competition for personnel we experience has resulted in and may also continue to result in the incurrence of significantly higher compensation costs to attract, hire and retain employees. We have from time to time experienced, and we expect to continue to experience, difficulty in attracting, hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors, their former employers may attempt to assert that these employees or we have breached the former employees’ legal obligations to the former employer, resulting in a diversion of our time and resources. In addition, existing employees often consider the value of the stock awards they receive in connection with their employment. If our stock price performs poorly, it may adversely affect our ability to retain highly skilled employees. Our inability to attract and retain the necessary personnel could adversely affect our business and future growth prospects.
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
We also use our proprietary provisioning and reporting system to record and report royalties we owe to third-party providers of content used by end users in connection with our services. Certain of the third-party content providers have the right to audit our use of their services and, if we are found to have under- or incorrectly reported usage, we may be required to pay the third-party content providers for the actual usage, as well as interest and the cost of the audit. Any significant error in our recording and payment of royalties to our third-party content providers could have a material and adverse effect on our financial results. We may also incur losses as a result of any significant error.
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
AWS’ hosting services are potentially vulnerable to damage or interruption from a variety of sources, including fire, flood, earthquake, power loss, telecommunications or computer systems failure, human error, terrorist acts or other events. We do not have a comprehensive business continuity plan, and there can be no assurance that the measures implemented by us to date, or measures implemented by us in the future, to manage risks related to network failures or disruptions in our data centers will be adequate, or that the redundancies built into our servers will work as planned in the event of network failures or other disruptions. In particular, if we were to experience damage or interruptions to AWS’ hosting services our ability to provide efficient and uninterrupted operation of our services would be significantly impaired.
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
Our success depends in part upon our ability to protect our core technology and intellectual property. We rely on patents, trademarks, copyrights and trade secret laws, confidentiality procedures, and employee disclosure and invention assignment agreements to protect our intellectual property rights. As of December 31, 2020, we had 192 patents issued in the United States and 27 patent applications pending in the United States relating to our current and next-generation products, operating platform and solutions applications, and the ability to claim priority to many of the patent applications worldwide. These patents issued in the U.S. expire between April 11, 2020 and July 25, 2039. However, these patents or any patents that may issue to us in the future may be subject to re-examination, contest, circumvention, or found unenforceable or invalidated, and we may or may not be able to prevent third parties from infringing them. We also license software from third parties for integration into our products, including open-source software.
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
The current administration, along with the United States Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. These changes have created significant uncertainty about the future relationship between the United States and China, as well as other countries, including with respect to the trade policies, treaties, government regulations and tariffs that could apply to trade between the United States and other nations. For example, in 2018, the Office of the United States Trade Representative, or the USTR, enacted new tariffs on imports into the United States from China. Since then, additional tariffs have been imposed by the USTR on imports into the United States from China and China has also imposed tariffs on imports into China from the United States. The countries entered into the first portion of a trade deal but continue to negotiate other provisions. If additional tariffs or other restrictions are placed on Chinese imports or any additional counter-measures are taken by China, our revenue and results of operations may be materially harmed. Furthermore, the United States continues to threaten placing tariffs and other restrictions on automobile manufactures and tier ones located in the European Union, or EU, and current or future such tariffs or restrictions imposed by the United States may negatively impact the automobile manufacturers to which we provide our automotive navigation products and services, thereby causing an indirect negative impact on our own sales. Any reduction in the sales of our customers and business partners, and/or any apprehension among our customers and business partners of a possible reduction in such sales, would likely cause an indirect negative impact on our own sales. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and could cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy in China, the EU and elsewhere around the world. Given the relatively fluid regulatory environment in China and the United States and uncertainty how the U.S. administration or foreign governments will act with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.
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
A significant amount of the regulatory regime that currently applies to us in the U.K. is derived from legacy EU directives and regulations. However, Brexit may change the legal and regulatory framework within the U.K. where we operate and is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Consequently, no assurance can be given as to the impact of Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.
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
The market for development, distribution and sale of location services is highly competitive. Many of our competitors have greater name recognition, larger customer bases and significantly greater financial, technical, marketing, public relations, sales, distribution and other resources than we do. Competitors may offer location services that have at least equivalent functionality to ours for free. For example, Google offers free voice-guided turn-by-turn navigation as part of its Google Maps and Waze products for mobile devices, including those based on the Android and iOS operating system platforms, and Apple offers proprietary maps and voice-guided turn by turn directions. Microsoft Corporation also provides a free voice-guided turn-by-turn navigation solution on its Windows Mobile and Windows Phone operating systems. Competition from these free offerings may reduce our revenue, result in our incurring additional costs to compete and harm our business. In addition, new car buyers may not value navigation solutions built into their vehicles if they believe that free (brought-in) offerings, such as Apple’s CarPlay or Google’s auto initiatives, are adequate and may not purchase our solutions with their new cars. Ford offers Apple’s CarPlay and Google’s Android Auto on its vehicles in North America equipped with its SYNC 3 platform and announced that Waze will be available on its vehicles equipped with the SYNC 3 platform, which may reduce the number of vehicle purchasers who purchase on-board navigation solutions. GM also offers Apple’s CarPlay and Google’s Android Auto on most of its vehicles in North America and announced on September 5, 2019 that it intends to utilize GAS solutions on certain models beginning with GM’s model year 2022. The relationship GM announced with GAS may reduce the number of new GM models and vehicles in which our products and services are provided over the remaining term of our agreements with GM. Garmin announced on January 7, 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The relationship Garmin announced with Ford may reduce the number of new Ford models and vehicles in which our products and services are provided. In addition, Ford announced on February 1, 2021 that it intends to utilize Google Cloud and other Google Auto Services, or GAS, on Ford vehicles at all price points beginning in 2023, which may reduce the number of new Ford models and vehicles in which our products and services are provided over the remaining term of our agreements with Ford. We expect this will have a significant negative impact on our revenue in future years but are currently unable to determine the scope and timing of the impact. In addition, while we saw expansion of our latest version of Scout GPS Link solution across more Toyota and Lexus models through fiscal 2019, we expect that Toyota may limit the number of future models or vehicles on which Scout GPS Link is offered by Toyota and Lexus, due in part to the offering of alternative brought-in solutions such as Apple’s CarPlay, which Toyota announced it is offering across certain Toyota models, and the expanded offering of Google’s Android Auto solution across more automobile manufacturers. We may not successfully increase our revenue from Ford or Toyota, and our revenue could decrease, if our products are replaced within vehicles by Ford, GM or Toyota with our competitors’ products or due to price competition from third parties.
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
Our cash equivalent and short-term investment portfolio as of December 31, 2020 consisted of corporate bonds, asset-backed securities, municipal securities, U.S. agency securities, commercial paper, U.S. treasury securities and money market mutual funds. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes.
During fiscal 2020, significant market volatility, in large part due to the economic uncertainty arising from the COVID-19 pandemic, affected the prices of the securities we hold, as well as the financial markets in general. Should financial market conditions worsen in the future, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, poor performance by the early stage companies in which we hold investments could cause us to write down the value of those investments. Any significant under-performance by these companies, including due to factors or market or competitive forces outside of our control or which we may not foresee, could negatively impact the value of such investments, which could be material in any period. Any deterioration of the capital markets could also cause our other income and expense to vary from expectations. For example, recent manufacturing shutdowns of our automobile manufacturer partners, such as GM, Ford, Toyota and others, decreased our revenue, operating results, financial condition and cash flows while they continued and until our automobile manufacturer partners resume full production. If additional automobile manufacturing plant shut-downs occur or further social distancing guidelines affect the number of vehicles produced, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. For example, in the three months ended June 30, 2020 and September 30, 2020, our cash used in operating activities was $14.4 million and $5.0 million, respectively. In addition, a sustained economic recession will negatively impact demand for new vehicles, even when full production resumes. Should these conditions continue, they would also negatively impact our ability to maintain cash balances to support our operations and future investments. While we maintain what we believe are sufficient cash balances to support our operations, we believe such periods of cash usage in our operations could continue for the near-to-medium-term, and until our automobile manufacturer partners resume full production.
We cannot predict when that resumption of production may occur, and at what level our partners may resume production. Once production does resume, it is likely that for an extended period the production rate will be substantially below maximum production or levels which preceded the COVID-19 shutdown. As of December 31, 2020, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We expect that the trading price for our common stock will be affected by any research or reports that industry or financial analysts publish about us or our business. As of December 31, 2020, only [three] research analysts publish reports regarding our company. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause our stock price to decline. In addition, if any analysts who may elect to cover us downgrade their evaluations of us or issues an adverse or misleading opinion regarding our stock, the price of our stock could decline. For example, following the GM announcement on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022, several financial analysts published research reports lowering their price targets of our stock. After this announcement and publication of these reports, our stock price fell significantly. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system, which also caused our stock price to decline. Ford announced on February 1, 2021 that it intends to utilize Google Cloud and other Google Auto Services, or GAS, on Ford vehicles at all price points beginning in 2023, which may reduce the number of new Ford models and vehicles in which our products and services are provided over the remaining term of our agreements with Ford. We expect this will have a significant negative impact on our revenue in future years but are currently unable to determine the scope and timing of the impact. If one or more of these analysts cease coverage of our company, our stock may lose visibility in the market, which in turn could cause its price to decline. During portions of fiscal 2019, fiscal 2020 and fiscal 2021, our stock has traded at prices below $5.00 per share. If our stock continues to trade at prices below $5.00 per share for an extended period of time, financial analysts might terminate coverage of our company due to internal policies within their investment banks, which could result in further stock price declines.

Our stock price has fluctuated significantly and may continue to fluctuate in the future.
Since our initial public offering, our common stock has traded at prices as high as $22.07 per share and as low as $3.35 per share and has tended to have significant downward and upward price movements in short time periods. For example, GM announced on September 5, 2019 that it intended to utilize GAS solutions on certain models beginning with GM’s model year 2022. Garmin announced in January 2020 a relationship with Ford to integrate Garmin’s navigation technology into Ford’s next-generation SYNC communications and entertainment system. The price per share of our common stock fell significantly following these announcements. Ford announced on February 1, 2021 that it intends to utilize Google Cloud and other Google Auto Services, or GAS, on Ford vehicles at all price points beginning in 2023, which may reduce the number of new Ford models and vehicles in which our products and services are provided over the remaining term of our agreements with Ford. We expect this will have a significant negative impact on our revenue in future years but are currently unable to determine the scope and timing of the impact. Future fluctuations or declines in the trading price of our common stock may result from a number of events or factors, including those discussed in the preceding risk factors relating to our operations, as well as:
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
In the past, the market price for our common stock has traded only slightly above the cash value of our common stock. As of December 31, 2020, the cash value (including short-term investments) of our common stock was approximately $2.35 per share. If investors do not value our company as an ongoing business and only value it for the cash on our balance sheet, our stock price may decline if we continue to incur net losses and use our cash to fund operations. We may also attract investors who are looking for short-term gains in our shares rather than being interested in our long-term outlook. As a result, the price of our common stock may be volatile.
The concentration of ownership of our capital stock limits your ability to influence corporate matters.
Our executive officers and directors and entities affiliated with them beneficially owned (as determined in accordance with the rules of the SEC) approximately 22.3% of our common stock outstanding as of December 31, 2020, which includes approximately 15.2% of our common stock held by Digital Mobile Venture Ltd., which is an entity represented by Samuel Chen, a member of our Board of Directors, and 5.1% held by HP Jin, our chief executive officer. These stockholders, acting together, may be able to control our management and affairs and matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, such as mergers, consolidations or the sale of substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if that change of control would benefit our other stockholders.

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
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.Exhibits.

Exhibit Number	Description	Incorporated by Reference From Form	Incorporated by Reference From Exhibit Number	Date Filed
2.1	Agreement and Plan of Merger, dated as of November 2, 2020, by and among V99, Inc, a Delaware corporation, Telenav99, Inc., a Delaware corporation and Telenav Inc., a Delaware corporation.*	8-K	2.1	11/3/2020
2.1.1	Voting and Support Agreement, dated as of November 2, 2020, by and among the Stockholders party thereto and Telenav Inc.	8-K	2.1.1	11/3/2020
2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of December 17, 2020, by and among Telenav, Inc., a Delaware corporation, V99, Inc., a Delaware corporation, and Telenav99, Inc., a Delaware corporation and a wholly owned subsidiary of V99, Inc.	8-K	2.1	12/18/2020
3.2.1	Amended and Restated Bylaws, effective as of November 2, 2020.	8-K	3.2.1	11/3/2020
10.16.71++	FIFTH AMENDMENT TO TERRITORY LICENSE NO. 11 (Sync Gen3 Extension)	Filed herewith
10.16.72++	THIRD AMENDMENT TO TERRITORY LICENSE NO. 14 (Updated SYNC Gen4 Fees)	Filed herewith
10.16.73++	AMENDMENT NO. 12 TO TERRITORY LICENSE NO. 10 (General Motors ADAS-Enabled Navigation Applications)	Filed herewith
10.27.10++	Amendment 6 to the Services Agreement	Filed herewith
31.1	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Filed herewith
31.2	Certification Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Filed herewith
32.1~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer	Furnished herewith
32.2~	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer	Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*     Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K, but a copy will be furnished supplementally to the Securities and Exchange Commission upon request.

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

TELENAV, INC.

Dated:	February 5, 2021	By:	/s/ Dr. HP JIN
Dr. HP Jin
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 5, 2021	By:	/s/ ADEEL MANZOOR
Adeel Manzoor
Chief Financial Officer
(Principal Financial and Accounting Officer)